Form 10QSB
period 1999-12-31
VEGA ATLANTIC CORP/CO
filed 2000-02-15
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-27845

                            VEGA-ATLANTIC CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                              84-1304106
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                              4600 South Ulster St.
                                    Suite 240
                             Denver, Colorado 80237
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 721-0016
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X       No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of February 15, 2000
-----                                       ----------------------------------

Common Stock, $.00001 par value             17,585,000

Transitional Small Business Disclosure Format (check one)

         Yes              No      X



Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------




                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 1999















                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Table of Contents                                                            3

Balance Sheet                                                                4

Statements of Operations                                                     5

Statements of Cash Flows                                                     6

Notes to Financial Statements                                            7 - 13









                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet


                                                                    September 30,
                                                                        1999
                                                                     -----------

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $       238

OTHER
  Advances receivable                                                     10,000
  Deposits                                                                   125
                                                                     -----------

      Total Assets                                                   $    10,363
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                           $    18,926
  Advances from related parties                                          799,392
  Notes payable - Technology sublicense                                  595,696
  Directors fees payable                                                  44,767
  Accrued interest payable                                                91,485
                                                                     -----------

      Total Current Liabilities                                        1,550,266
                                                                     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     20,000,000 shares authorized at December 31, 1999
     0 shares issued and outstanding at December 31, 1999                   --
  Common stock $.00001 par value;
     500,000,000 shares authorized at December 31, 1999;
     17,585,000 shares issued and outstading at December 31, 1999            176
  Paid - in capital                                                    2,199,326
  Accumulated deficit through development stage                       (3,739,405)
                                                                     -----------

      Total Stockholders' Equity                                      (1,539,903)
                                                                     -----------

      Total Liabilities and Stockholders' Equity                     $    10,363
                                                                     ===========


    The accompanying notes are an integral part of the financial statements.

                                        4

                                                 VEGA-ATLANTIC CORPORATION
                                              (An Exploration Stage Company)
                                                  Statements of Operations                                              Inception
                                                                                                                       (January 28,
                                                                                                                         1987) to
                                                    For the 3 Months Ended Dec. 31,  For the 9 Months Ended Dec. 31,   December 31,
                                                           1999            1998            1999           1998             1999
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES
  Sales                                                $       --      $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------    ------------
      Total Revenues                                           --              --              --              --              --

COST OF SALES                                                  --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
      Gross Profit                                             --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
  Research and development                                     --              --              --              --           675,682
  Claims maintenance fees                                      --              --            21,300          50,704          72,004
  Claims exploration services                                 2,722            --             4,082            --             4,082
  Claims staking and mangement                                 --              --             1,935           8,698          38,443
  Overhead and administration                               137,765          75,000         549,800         225,000       2,024,882
  Legal and accounting                                        4,827          25,117           8,394          35,766          73,599
  Transfer agent fees                                           505             453             800           7,925          13,370
  Director's fees                                             1,500           1,500           4,500           4,500          33,000
  Other administrative costs                                  4,259           1,464           6,149           7,730          38,745
  Consultants                                                  --              --              --              --            81,076
  Printing and stationary                                      --              --              --             4,008          45,886
                                                       ------------    ------------    ------------    ------------    ------------

      Total Operating Expenses                              151,578         103,534         596,960         344,331       3,100,769
                                                       ------------    ------------    ------------    ------------    ------------

Loss from Continued Operations                             (151,578)       (103,534)       (596,960)       (344,331)     (3,100,769)
                                                       ------------    ------------    ------------    ------------    ------------
Discontinued Operations:
   Loss from discontinued operations of subsidiary
      Century Manufacturing, Inc.                              --              --              --              --          (100,010)

   Loss from Loan Advances to subsidiary, Century
      Manufacturing, Inc. written off                          --              --              --              --          (590,773)

   Gain on Disposal of subsidiary Century
      Manufacturing, Inc.                                      --              --              --              --           171,144
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss from Discontinued Operations                          --              --              --              --          (519,639)
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss from Operations                                   (151,578)       (103,534)       (596,960)       (344,331)     (3,620,408)
                                                       ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest Income                                              --              --              --              --                 2
  Interest Expense                                          (33,166)         (9,722)        (85,895)        (22,115)       (118,999)
                                                       ------------    ------------    ------------    ------------    ------------

    Total Other Income (Expense)                            (33,166)         (9,722)        (85,895)        (22,115)       (118,997)
                                                       ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                             $   (184,744)   $   (113,256)   $   (682,855)   $   (366,446)   $ (3,739,405)
                                                       ============    ============    ============    ============    ============


Earnings (Loss) Per Share - Basic                      $     (0.011)   $     (0.008)   $     (0.039)   $     (0.025)   $     (0.611)
                                                       ============    ============    ============    ============    ============


Weighted Average Number of
 Common Shares Outstanding                               17,585,000      14,555,000      17,585,000      14,555,000       6,118,395
                                                       ============    ============    ============    ============    ============

                        The accompanying notes are an integral part of the financial statements.

                                                         5

                                              VEGA-ATLANTIC CORPORATION
                                            (A Development Stage Company)
                                               Statements of Cash Flows
                                    Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                         Inception
                                                                                                                        (January 28,
                                                              For the 3 Months Ended        For the 9 Months Ended         1987) to
                                                               Dec. 31,     Dec. 31,         Dec. 31,      Dec. 31,     December 31,
                                                                1999           1998           1999           1998           1999
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                $  (184,744)   $  (113,256)   $  (682,855)   $  (366,446)   $(3,739,405)
  Adjustments to reconcile net (loss) to cash
    Changes in Assets and Liabilities
        Deposits                                                   --             --             --             --             (125)
        Accounts payable                                          7,887         25,228            519             25         18,926
        Directors fees payable                                    1,500          1,500          4,500          4,500         44,767
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities             (175,357)       (86,528)      (677,836)      (361,921)    (3,675,837)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates - net                                151,765         76,300        601,900        338,800        799,392
  Stock issued for services                                        --             --             --            1,850
  Stock issued in repayment of advances                            --             --             --             --           50,000
  Stock issued  in repayment of accounts payable                   --             --             --             --            5,841
  Shareholder forgiveness of accounts payable                      --             --             --             --           27,301
  Purchase of subsidiary                                           --             --             --             --         (100,000)
   Advance to Golden Cycle De Panama                            (10,000)          --          (10,000)          --          (10,000)
  Stock issued for technology                                      --             --             --             --          107,500
  Notes payable issued for technology                              --             --             --             --          600,000
  Discount on technology notes for imputed interest                --             --             --             --          (31,818)
  Interest recognized through discount adjustment                 8,750           --           26,250           --           27,514
  Accrued interest payable                                       24,415          9,723         59,645         22,115         91,485
  Sale of stock, net of offering costs                             --             --             --             --        2,107,010
                                                                                                                        -----------

      Net Cash Flows Provided by Financing Activities           174,930         86,023        677,795        360,915      3,676,075
                                                            -----------    -----------    -----------    -----------    -----------

Net increase in cash                                               (427)          (505)           (41)        (1,006)           238

Cash and cash equivalents -  Beginning of period                    665            658            279          1,159           --
                                                            -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period                   $       238    $       153    $       238    $       153    $       238
                                                            ===========    ===========    ===========    ===========    ===========


NON-CASH ACTIVITIES

During 1987, 1,500,000 shares of common stock were issued for services performed.
During 1989, 8,500,000 shares of common stock were issued for services performed.
During 1995, accounts payable of $27,301 to a shareholder were forgiven as part of a stock sale.
During 1995, 10,000 shares of common stock were transferred from a shareholder to a consultant for services performed.
During 1996, Century Manufacturing, Inc. was purchased for $100,000 through an advance from Century.
During 1997, a $50,000 advance from an affiliate was repaid through issuance of stock.
During 1997, Century Manufacturing, Inc. was sold to related parties in exchange for reductions in advances from those parties.
During the 1999 fiscal year, the Company issued 500,000 common shares in exchange for mining claims.
During the 1999 fiscal year, the Company entered into $600,000 of loan agreements in exchange for a technology sub-license.

The Company has accrued interest expense of $91,485 on advances and notes, hasrecognized an additional $27,514 of interest through discount adjustments and has paid interest of $0.



                   The accompanying notes are an integral part of the financial statements.

                                                    6

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999
--------------------------------------------------------------------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Vega-Atlantic Corporation (the Company) was incorporated on January 28, 1987 under the laws of the State of Colorado. The Company is an exploration stage company.

          During 1999, the Company exchanged 500,000 restricted common shares for a profit sharing interest in 213 unpatented lode-mining claims located in the State of Idaho (Note 2). The exploration and development of these claims now represents the basis of the Company's operations.

          Basis of Accounting
          -------------------

          The Company utilizes the accrual basis of accounting. Financial statements have been prepared using generally accepted accounting principles.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Research, Development and Exploration Costs
          -------------------------------------------

          Research, development and exploration costs are expensed as incurred.

          Cash Equivalents
          ----------------

          For purposes of the Statement of Cash Flows, cash equivalents are defined as investments with original maturities of three months or less.

          Going Concern and Continued Operations
          --------------------------------------

          As of December 31,1999, the Company has not generated significant revenues from operations. The Company's successful financial operations and movement into an operating basis are contingent on the development of the lode mining claims and the continuing ability of generating capital financing. The Company intends to finance operations for the next twelve months through additional common stock offerings and advances.

          Earnings Per Share
          ------------------

          As of December 31, 1999, there were no warrants or stock options granted that would affect the earnings per share calculation. The Company had notes payable that could be converted into 500,000 shares of common stock. The conversion of the notes would have an anti-dilutive effect, therefore, the Company has presented only the basic earnings per share calculation. The basic earnings per share calculation has been adjusted for the one for two reverse stock split occurring in 1995.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999
--------------------------------------------------------------------------------


NOTE 2:   STOCKHOLDERS' EQUITY

          Common Stock
          ------------

          During 1987 and 1989, the Company issued 10,000,000 shares of common stock to then officers and directors in exchange for services performed. Amounts representing the services were expensed in the years performed.

          Effective May 1, 1995, the Company adopted a reverse split of the outstanding shares of common stock. Authorized shares and par value remained unchanged.

          On May 8, 1995, the Company sold 100,000 shares of common stock for $102,000.

          On March 28, 1996, the Company acquired 100 percent of the issued and outstanding shares of Century Manufacturing, Inc., in exchange for the Company issuing 1,000,000 shares of common stock. The Company's shares were valued at par, or $10, and the Company gave up an additional $100,000 in cash in the transaction. The Company later transferred this ownership interest in Century with a related party in partial repayment of advances from the related party.

          On March 12, 1997, the Company issued 200,000 shares of common stock as partial repayment of an advance.

          On March 12, 1997, the Company issued 2,255,000 shares of common stock for $705,000 pursuant to a private placement offering.

          On March 26,1998, the Company issued $6,000,000 shares of common stock for $900,000 pursuant to a private placement offering.

          In March 1998 the Company entered into an agreement to issue 15,000,000 restricted shares of common stock in exchange for the rights to 173 unpatented lode-mining claims located in Camas County, Idaho. The agreement was between Vega-Atlantic Corporation and Geneva Resources, Inc. ("Geneva"). This agreement was subsequently rescinded and a subsequent joint venture agreement between the same two parties was signed March 28,1999 (Note 3). The second agreement required the issuance of 500,000 common shares to Geneva.

          In January of 1999, the Company settled a $5,841 accounts payable balance with the issuance of 30,000 shares of common stock.

          Pursuant to a private placement memorandum dated March 17, 1999, the Company offered 3,000,000 shares of common stock at $.20 per share. This offering was used for continued financing of the exploration, development and expansion programs currently being conducted on the Company's mining claims, for management consulting fees and to provide working capital. As of March 31, 1999, the Company had received payment for 1,500,000 shares of the offering. No further shares were subscribed as part of the offering.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999
--------------------------------------------------------------------------------


NOTE 2:   STOCKHOLDERS' EQUITY (Continued)

          On March 18, 1999, the Company also entered into a Technology Sub-License Agreement with Geneva and AuRIC Metallurgical Laboratories, Inc. ("AuRIC") (Note 4). This agreement required the issuance of 1,000,000 common shares to AuRIC and a $100,000 convertible note payable to Geneva. The shares were valued at a 50% discount of the trading value as of the date of issuance, or $70,000.

          On March 28, 1999, the Company entered into a Joint Venture Agreement with Geneva (Note 3). This agreement required the issuance of 500,000 common shares to Geneva.

          Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

NOTE 3:   INVESTMENT IN PROFIT SHARING INTEREST

          On March 28,1999, Geneva Resources, Inc. entered into a profit sharing agreement with the Company. Under terms of the agreement, Geneva received 500,000 restricted shares of common stock in the Company in exchange for the sale of a future profit sharing interest. The Company will be responsible to provide all funding and will be the operating partner. The Company will initially retain 80% of the profits resulting from the agreement. After the Company is repaid all of its invested capital, the profit distribution will be 51% to the Company and 49% to Geneva Resources, Inc. There are 213 unpatented lode-mining claims that form the subject of this arrangement known as the Vega Claims. As of March 31, 1999 there were no jointly controlled assets pursuant to the agreement.

          The Company now owns a profit sharing interest in 213 unpatented lode-mining claims. As the 500,000 shares of common stock cannot be marketed for a period of twelve months from the date of issuance, the Company has valued the profit sharing interest at 50% of the trading value as of the date of issuance, $37,500. The profit sharing interest was recorded as a research and development expense for the year ended March 31, 1999.

          As the lode mining claims are developed, the equity method of accounting will be utilized to account for the joint venture agreement with Geneva. The Company will have majority accounting control over the development of the claims. As of December 31, 1999, no profit had been generated by the development of the claims.


NOTE 4:   TECHNOLOGY SUBLICENSE AGREEMENT

          In March of 1999, the Company entered into a definitive sub-license agreement with Geneva Resources, Inc. ("Geneva"), to utilize assay and metallurgical technology, know-how, and rights to technological processes developed for the Blackhawk mineralization by AuRIC Metallurgical Laboratories, Inc. ("AuRIC"). This sub-license is for non-exclusive use in the Company's Vega Claim area in the State of Idaho for a period not less than 40 years. Pursuant to this agreement, the Company issued a $100,000 convertible promissory note to Geneva Resources, Inc. and the Company also issued 1,000,000 restricted

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999
--------------------------------------------------------------------------------


          common shares to AuRIC. The promissory note bears interest at 8% per annum and is convertible into 500,0000 common shares at the sole option of the holder at any time after October 15, 1999. Pursuant to the same agreement the Company also issued non-convertible promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology. As these notes bear interest below market value, the Company has used an imputed interest rate of 10%. The imputed value of these notes at issuance was $234,091 to each company.

          As of December 31, 1999 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology will occur after completion of pilot scale testing. The technology is scheduled for transfer during 1999. The Company has expensed the amounts paid pursuant to the agreement as research and development expense.

NOTE 5:   ADVANCES RECEIVABLE

          On November 11, 1999, the Company entered into a letter of intent with Golden Cycle De Panama Inc., a corporation organized under the laws of the Republic of Panama ("Golden Cycle") regarding acquisition of one hundred percent (100%) of the issued and outstanding shares of common stock of Golden Cycle. Under the terms of the proposed agreement, the Company would pay to $100,000 and issue 200,000 shares of its restricted common stock to Golden Cycle. Golden Cycle owns a gold concession consisting of approximately 11.58 square miles in the northern province of Veraguas, Conception River Area, in the Republic of Panama. Management believes that the concession contains both hard rock and alluvial gold prospects. Upon consummation of a definitive agreement, management intends to conduct detailed historic research in conjunction with geological and engineering research to initiate an exploration program on placer and hard rock gold occurrences. The Company has advanced $10,000 to Golden Cycle pursuant to this letter of intent.


NOTE 6:   ADVANCES AND NOTES PAYABLE

          Advances and Notes Payable are comprised of the following:

          Advances
          --------

                                                                1999
                                                                ----
          Investor Communications Int'l, Inc.                 $576,300
          Tri-Star Financial Services, Inc.                    155,918
          Amero-can Marketing, Inc.                             53,710
          Newport Capital Corporation                           13,464
                                                              --------
          Total Advances                                      $799,392
                                                              ========

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999
--------------------------------------------------------------------------------


          All advances are payable on demand and bear 10% simple interest. There is $73,381 of accrued interest on the advances as of December 31,1999.

          Notes Payable
          -------------

          To Geneva Resources, Inc. bearing interest at 8% per
          annum. The note is convertible into 500,000 shares of
          common tock at the sole option of the holder at any
          time after October 15, 1999. The note is payable on
          demand.                                                  $  100,000

          To AuRIC Metallurgical Laboratories, LLC, bearing
          interest at 3% per annum, simple interest on the
          average monthly balance outstanding. The note is dated
          March 18, 1999 and has no stated maturity date.             250,000

          Discount on AuRIC note payable to imput interest at 10%      (2,152)

          To Geneva Resources, Inc., bearing interest at 3% per
          annum, simple interest on the average monthly balance
          outstanding. The note is dated March 18, 1999 and has
          no stated maturity date.                                    250,000

          Discount on Geneva note payable to imput interest at
          10%                                                          (2,152)
                                                                   ----------
          Total Notes Payable                                      $  595,696
                                                                   ==========


          Accrued interest on the notes payable as of December 31, 1999 amounted to $18,104. The Company has also recognized an additional $27,514 of imputed interest on the notes through December 31, 1999.


NOTE 7:   INCOME TAXES

          The Company has incurred financial losses for each year since inception. At March 31, 1998 and 1999, the Company had accumulated losses of $1,950,349 and $2,954,050, respectively. As a result of these operating loss carry forwards, the Company generated deferred tax assets of approximately $663,119 and $995,586, respectively, which expire between the years 1998 and 2008. The Company had $8,791 of previously incurred losses that could not be carried over to 1999. Deferred tax assets resulting from these carryforwards were as follows:

                                                  1998         1999
                                                  ----         ----
               Deferred tax assets             $ 663,119    $ 995,586
               Less:  Valuation allowance       (663,119)    (995,586)
                                               ---------    ---------
                                               $     -0-    $     -0-
                                               =========    =========


NOTE 8:   RELATED PARTY TRANSACTIONS

          The Company and its subsidiary have had various transactions with related parties, which have been recorded in the financial statements. These transactions have resulted primarily in notes or advances payable to the various related parties.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999
--------------------------------------------------------------------------------


NOTE 9:   MANAGEMENT SERVICES AGREEMENT

          The Company has entered into a management services agreement with Investor Communications International, Inc. ("Investor Communications") to provide management of the day-to-day operations of the Company. The management services agreement requires an average monthly payment of $75,000 for services rendered. This contract runs from April 1, 1999 through March 31, 2001.

          The sole director and officer of the Company is a part of the management team provided by Investor Communications.

NOTE 10:  SUBSEQUENT EVENTS

          On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources. Under the terms of the proposed agreement, the Company would pay $1,800,000 and issue 1,600,000 shares of its restricted common stock to Golden Thunder. Tun Resources is the major stakeholder in two gold exploration and development joint ventures in the Yunnan Province of China. Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Project, which consists of a gold concession comprising approximately 30 square kilometers. Tun Resources also owns an approximate eighty percent (80%) joint venture interest in the Lutong Project, which consists of a gold concession comprising approximately 100 square kilometers in the same province.

Item 2. Management's Discussion and Analysis or Plan of Operation

General
-------

     The Company is engaged in the exploration of gold and silver within the United States and worldwide. The Company owns a fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of 213 unpatented lode mining claims located in Camus County, in south-central Idaho (the "Vega Property"). In addition to the Vega Property, management has identified other business opportunities that it plans to pursue pertaining to the exploration and development of gold and silver.

     On November 11, 1999, the Company entered into a letter of intent with Golden Cycle De Panama Inc., a corporation organized under the laws of the Republic of Panama (Golden Cycle") regarding acquisition of one hundred percent (100%) of the issued and outstanding shares of common stock of Golden Cycle. Under the terms of the proposed agreement, the Company would pay $100,000 and issue 200,000 shares of its restricted common stock to Golden Cycle. Golden Cycle owns a gold concession consisting of approximately 11.58 square miles in the northern province of Veraguas, Conception River Area, in the Republic of Panama. Upon consummation of a definitive agreement, management intends to conduct detailed historic research in conjunction with geological and engineering research to initiate an exploration program. As of the date of this Quarterly Report, the Company is engaged in its due diligence regarding acquisition of Golden Cycle.

     On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources'), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources. Under the terms of the proposed agreement, the Company would pay $1,180,000 and issue 1,600,000 shares of its restricted common stock to Golden Thunder. Tun Resources is the major stakeholder in two gold and exploration and development joint ventures in the Yunnan Province of China. Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Project, which consists of a gold concession comprising approximately 30 square kilometers. Tun Resources also owns an approximate eighty percent (80%) joint venture interest in the Lutong Project, which consists of a gold concession comprising approximately 100 square kilometers in the same province. As of the date of this Quarterly Report, the Company is engaged in its due diligence regarding acquisition of Tun Resources.

Results of Operation
--------------------

Quarter Ended December 31, 1999 compared to December 31, 1998
---------------------------------------------------------------

     For the three-month period ended December 31, 1999, the Company recorded a net loss of $184,744 compared to a net loss of $113,256 in the corresponding period of 1998. During the three-month period ended December 31, 1999 and December 31, 1998, the Company recorded no income.

     During the three-month period ended December 31, 1999, the Company recorded operating expenses of $151,578 as compared to $103,534 of operating expenses recorded in the same period for 1998. Overhead and administration expenses increased in the approximate amount of $62,765 in the three-month period ended December 31, 1999 compared to the three-month period ended December 31, 1998. This increase resulted primarily from the increasing scale and scope of the overall business activity, including expenses associated with the identification of and ensuing negotiations pertaining to the acquisition of Golden Cycle and Tun Resources. Of the $137,765 incurred as overhead and administration expenses during the three-month period ended December 31, 1999, no funds were paid to Investor Communications International, Inc. ("ICI") for amounts due and owing for services rendered including, but not limited to, financial, administrative, and metals exploration management. ICI and Tristar Financial Services, Inc. provided net loans to the Company of $139,765 and $12,000 respectively during the three-month period ended December 31, 1999.

Nine Months Ended December 31, 1999 compared to December 31, 1998
-----------------------------------------------------------------

     For the nine-month period ended December 31, 1999, the Company recorded a net loss of $596,960 compared to a net loss of $344,331 in the corresponding period of 1998. During the nine-month period ended December 31, 1999 and December 31, 1998, the Company recorded no income.

     During the nine-month period ended December 31, 1999, the Company recorded operating expenses of $596,960 as compared to $344,331 of operating expenses recorded in the same period for 1998. Overhead and administration expenses increased in the approximate of $324,800 in the nine-month period ended December 31, 1999 compared to the nine-month period ended December 31, 1998. This increase resulted primarily from the increasing scale and scope of the overall business activity, including expenses associated with the exploration and administration of the Vega Property and the identification of and ensuing negotiations pertaining to the acquisition of Golden Cycle and Tun Resources. Of the $549,800 incurred as overhead and administration expenses during the nine-month period ended December 31, 1999, $1,800 was paid to ICI for services rendered. ICI provided net loans to the Company in the aggregate amount of $576,300 during the nine-month period ended December 31, 1999. The consulting services and management agreement with ICI commenced on April 1, 1999 and will terminate on March 31, 2001.

Liquidity and Capital Resources
-------------------------------

     As of the nine-month period ended December 31, 1999, the Company's total assets were $10,363. This increase in assets from fiscal year ended March 31, 1999 was due to the $10,000 advance paid by the Company in connection with the acquisition of Golden Cycle. The Company's assets currently consist of cash and cash equivalents. As of the nine-month period ended December 31, 1999, the Company's total liabilities were $1,550,266. This overall increase from fiscal year ended March 31, 1999 was due primarily to the promissory notes issued by the Company to Geneva Resources, Inc. and AuRIC Metallurgical Laboratories, LLC. in the amount of $250,000, respectively. Such promissory notes were issued pursuant to the terms and conditions of a Sub-License Agreement dated March 19, 1999 between the Company and Geneva Resources, Inc. (the "Sub-License Agreement"), relating to the use on the Vega Property of assay and metallurgical technology know-how and rights to technological processes developed by AuRIC Metallurgical Laboratories, LLC.

     Stockholders' Equity (deficit) decreased from $(757,048) for fiscal year ended March 31, 1999 to $(1,539,903) for the nine-month period ended December 31, 1999.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

     On September 27, 1999, International Gold Corporation, a Nevada corporation and the subsidiary of Intergold Corporation, and Geneva Resources, Inc. ("Geneva") initiated legal proceedings against AuRIC Metallurgical Laboratories, LLC, a Utah limited liability company ("AuRIC") and Dames & Moore, a Delaware corporation ("Dames & Moore"), by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     International Gold Corporation and AuRIC had previously entered into an agreement for services dated March 18, 1999 (the "Service Agreement") whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for mining claims located on properties of International Gold Corporation. Geneva and AuRIC also entered into a Technology License Agreement dated March 17, 1999 (the "License Agreement") whereby AuRIC agreed to (i) supply the proprietary technology to Geneva, (ii) grant to Geneva a license to use such technology on various claims owned by Geneva, and (iii) grant to Geneva the right to sub-license the proprietary technology to the Company for use on the Vega Property. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability. International Gold Corporation subsequently entered into multiple work orders with Dames & Moore relating to a variety of services, such as professional and independent project management, project cost control, geological mapping and studies, permitting and land use, chain of custody drill sample collection, environmental assessment reports, survey mapping petrographic studies, data management and data entry, chain of custody assay database, geographic information systems, development geology, project control, scheduling, geology support, chain of custody protocols, laboratory evaluations, public involvement, and field mobilizations.

     International Gold Corporation and Geneva initiated legal proceedings against AuRIC for (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to International Gold Corporation, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. Dames & Moore was subsequently named in the legal proceeding in a declaratory relief cause of action.

     International Gold Corporation and Geneva are reviewing further legal remedies against AuRIC and Dames & Moore and intend to aggressively pursue any and all such actions.

     Although the legal proceedings outlined above do not affect the Company directly at this point in time, this legal proceeding may affect the timing of technology to be transferred from Geneva to the Company according to the terms and conditions of the Sub-License Agreement that was scheduled to be completed before the end of 1999. The legal proceedings may also present a material uncertainty for the Company pertaining to the planned exploratory operations by the Company on the Vega Property.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

No report required.

Item 3. Defaults Upon Senior Securities
---------------------------------------

No report required.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No report required.

Item 5. Other Information
-------------------------

No report required.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  No exhibits required.

(b) Report on 8-K filed February 14, 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VEGA-ATLANTIC CORPORATION

Dated: February 15, 2000                         By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: February 15, 2000                         By: /s/ Herb Ackerman
                                                 ------------------------------
                                                 Herb Ackerman, Secretary