Form 10QSB/A
period 1999-12-31
VEGA ATLANTIC CORP/CO
filed 2000-02-23
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB


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









                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet


                                                                    December 31,
                                                                        1999
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
                                                                     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     20,000,000 shares authorized at December 31, 1999
     0 shares issued and outstanding at December 31, 1999                   --
  Common stock $.00001 par value;
     500,000,000 shares authorized at December 31, 1999;
     17,585,000 shares issued and outstanding at December 31, 1999           176
  Paid - in capital                                                    2,199,326
  Accumulated deficit through development stage                       (3,739,405)
                                                                     -----------

      Total Stockholders' Equity                                      (1,539,903)
                                                                     -----------

      Total Liabilities and Stockholders' Equity                     $    10,363
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

     During the nine-month period ended December 31, 1999, the Company recorded operating expenses of $596,960 as compared to $344,331 of operating expenses recorded in the same period for 1998. Overhead and administration expenses increased in the approximate of $324,800 in the nine-month period ended December 31, 1999 compared to the nine-month period ended December 31, 1998. This increase resulted primarily from the increasing scale and scope of the overall business activity, including expenses associated with the exploration and administration of the Vega Property and the identification of and ensuing negotiations pertaining to the acquisition of Golden Cycle and Tun Resources. Of the $549,800 incurred as overhead and administration expenses during the nine-month period ended December 31, 1999, $1,800 was paid to ICI for services rendered. ICI provided net loans to the Company in the aggregate amount of $565,900 during the nine-month period ended December 31, 1999. The consulting services and management agreement with ICI commenced on April 1, 1999 and will terminate on March 31, 2001.

Liquidity and Capital Resources
-------------------------------

     As of the nine-month period ended December 31, 1999, the Company's total assets were $10,363. This increase in assets from fiscal year ended March 31, 1999 was due to the $10,000 advance paid by the Company in connection with the acquisition of Golden Cycle. The Company's assets currently consist of cash and cash equivalents. As of the nine-month period ended December 31, 1999, the Company's total liabilities were $1,550,266. This overall increase from fiscal year ended March 31, 1999 was due primarily to the $565,900 in advances provided by ICI.

     Stockholders' Deficit increased from $(757,048) for fiscal year ended March 31, 1999 to $(1,539,903) for the nine-month period ended December 31, 1999.

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

                                                 VEGA-ATLANTIC CORPORATION

Dated: February 23, 2000                         By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: February 23, 2000                         By: /s/ Herb Ackerman
                                                 ------------------------------
                                                 Herb Ackerman, Secretary