Form 10QSB/A
period 1999-12-31
VEGA ATLANTIC CORP/CO
filed 2000-04-06
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB


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
                                                                     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     20,000,000 shares authorized at December 31, 1999
     0 shares issued and outstanding at December 31, 1999                   --
  Common stock $.00001 par value;
     500,000,000 shares authorized at December 31, 1999;
     17,585,000 shares issued and outstanding at December 31, 1999           176
  Paid - in capital                                                    2,306,826
  Accumulated deficit through exploration stage                       (3,846,905)
                                                                     -----------

      Total Stockholders' Equity                                      (1,539,903)
                                                                     -----------

      Total Liabilities and Stockholders' Equity                     $    10,363
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

                                        4

                                                     VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Operations

                                                                                                                         Inception
                                                                                                                       (January 28,
                                                             For the 3 Months                For the 9 Months            1987) to
                                                               Ended Dec. 31,                 Ended Dec. 31,            December 31,
                                                           1999            1998            1999            1998            1999
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES
  Sales                                                $       --      $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------    ------------

      Total Revenues                                           --              --              --              --              --

COST OF SALES                                                  --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

      Gross Profit                                             --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Research and development                                     --              --              --              --           783,182
  Claims maintenance fees                                      --              --            21,300          50,704          72,004
  Claims exploration services                                 2,722            --             4,082            --             4,082
  Claims staking and mangement                                 --              --             1,935           8,698          38,443
  Overhead and administration                               137,765          75,000         549,800         225,000       2,024,882
  Legal and accounting                                        4,827          25,117           8,394          35,766          73,599
  Transfer agent fees                                           505             453             800           7,925          13,370
  Director's fees                                             1,500           1,500           4,500           4,500          33,000
  Other administrative costs                                  4,259           1,464           6,149           7,730          38,745
  Consultants                                                  --              --              --              --            81,076
  Printing and stationary                                      --              --              --             4,008          45,886
                                                       ------------    ------------    ------------    ------------    ------------

      Total Operating Expenses                              151,578         103,534         596,960         344,331       3,208,269
                                                       ------------    ------------    ------------    ------------    ------------

Loss from Continued Operations                             (151,578)       (103,534)       (596,960)       (344,331)     (3,208,269)
                                                       ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
   Loss from discontinued operations of subsidiary
      Century Manufacturing, Inc.                              --              --              --              --          (100,010)

   Loss from Loan Advances to subsidiary, Century
      Manufacturing, Inc. written off                          --              --              --              --          (590,773)

   Gain on Disposal of subsidiary Century
      Manufacturing, Inc.                                      --              --              --              --           171,144
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss from Discontinued Operations                          --              --              --              --          (519,639)
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss from Operations                                   (151,578)       (103,534)       (596,960)       (344,331)     (3,727,908)
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest Income                                              --              --              --              --                 2
  Interest Expense                                          (33,166)         (9,722)        (85,895)        (22,115)       (118,999)
                                                       ------------    ------------    ------------    ------------    ------------

    Total Other Income (Expense)                            (33,166)         (9,722)        (85,895)        (22,115)       (118,997)
                                                       ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                             $   (184,744)   $   (113,256)   $   (682,855)   $   (366,446)   $ (3,846,905)
                                                       ============    ============    ============    ============    ============


Earnings (Loss) Per Share - Basic                      $     (0.011)   $     (0.008)   $     (0.039)   $     (0.025)   $     (0.629)
                                                       ============    ============    ============    ============    ============


Weighted Average Number of
 Common Shares Outstanding                               17,585,000      14,555,000      17,585,000      14,555,000       6,118,395
                                                       ============    ============    ============    ============    ============


                             The accompanying notes are an integral part of the financial statements.

                                                                 5

                                                     VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Cash Flows
                                        Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                         Inception
                                                                                                                        (January 28,
                                                                  For the 3 Months             For the 9 Months           1987) to
                                                                   Ended Dec. 31,               Ended Dec. 31,          December 31,
                                                                1999           1998           1999           1998           1999
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                $  (184,744)   $  (113,256)   $  (682,855)   $  (366,446)   $(3,846,905)
  Adjustments to reconcile net (loss) to cash
  Non-cash research and development expenses                       --             --             --             --          783,182
  Non-cash interest recognized through discount adjustment        8,750           --           26,250           --           27,514
  Non-cash stock issued in settlement of payables and for
         services                                                  --             --             --             --           84,992
    Changes in Assets and Liabilities
        Deposits                                                   --             --             --             --             (125)
        Accounts payable                                          7,887         25,228            519             25         18,926
        Directors fees payable                                    1,500          1,500          4,500          4,500         44,767
        Accrued interest payable                                 24,415          9,723         59,645         22,115         91,485
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities             (142,192)       (76,805)      (591,941)      (339,806)    (2,796,164)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates - net                                151,765         76,300        601,900        338,800        799,392
  Purchase of subsidiary                                           --             --             --             --         (100,000)
  Advance to Golden Cycle De Panama                             (10,000)          --          (10,000)          --          (10,000)
  Sale of stock, net of offering costs                             --             --             --             --        2,107,010
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities           141,765         76,300        591,900        338,800      2,796,402
                                                            -----------    -----------    -----------    -----------    -----------

Net increase in cash                                               (427)          (505)           (41)        (1,006)           238

Cash and cash equivalents -  Beginning of period                    665            658            279          1,159           --
                                                            -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period                   $       238    $       153    $       238    $       153    $       238
                                                            ===========    ===========    ===========    ===========    ===========


NON-CASH ACTIVITIES
  During 1987, 1,500,000 shares of common stock were issued for services performed.
  During 1989, 8,500,000 shares of common stock were issued for services performed.
  During 1995, accounts payable of $27,301 to a shareholder were forgiven as part of a stock sale.
  During 1995, 10,000 shares of common stock were transferred from a shareholder to a consultant for services performed.
  During 1996, Century Manufacturing, Inc. was purchased for $100,000 through an advance from Century.
  During 1997, a $50,000 advance from an affiliate was repaid through issuance of stock.
  During 1997, Century Manufacturing, Inc. was sold to related parties in exchange for reductions in advances from those parties.
  During the 1999 fiscal year, the Company issued 500,000 common shares in exchange for mining claims.
  During the 1999 fiscal year, the Company entered into $600,000 of loan agreements in exchange for a technology sub-license.
  During the 1999 fiscal year, the Company issued 1,000,000 shares of common stock pursuant to a technology sub-license agreement
  The Company has accrued interest expense of $91,485 on advances and notes, has recognized an additional $27,514 of interest through discount adjustments and has paid interest of $0.


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

          Valuation of Stock Issued for Third Party Services
          --------------------------------------------------

          The Company values stock issued for services at the fair value of the services provided, if known, or at the fair value of the equity instruments issued.

          Going Concern and Continued Operations
          --------------------------------------

          As of December 31, 1999, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated any revenues from operations, has a working capital deficit of $1,550,028, and a stockholders' deficit of $1,539,903. The Company's successful financial operations and movement into an operating basis are contingent on the development of the lode mining claims and the continuing ability of generating capital financing. The Company intends to finance operations for the next twelve months through additional common stock offerings and advances.

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

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999
--------------------------------------------------------------------------------


NOTE 2:   STOCKHOLDERS' EQUITY (Continued)

          On March 18, 1999, the Company also entered into a Technology Sub-License Agreement with Geneva and AuRIC Metallurgical Laboratories, Inc. ("AuRIC") (Note 4). This agreement required the issuance of 1,000,000 common shares to AuRIC and a $100,000 convertible note payable to Geneva. The shares were valued at the trading value as of the date of issuance, or $140,000.

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

          The Company now owns a profit sharing interest in 213 unpatented lode-mining claims. As the 500,000 shares of common stock cannot be marketed for a period of twelve months from the date of issuance, the Company has valued the profit sharing interest at the trading value as of the date of issuance, $75,000. The profit sharing interest was recorded as a research and development expense for the year ended March 31, 1999.

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

NOTE 10:  SUBSEQUENT EVENTS

          On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources. Under the terms of the proposed agreement, the Company would pay $1,800,000 and issue 1,600,000 shares of its restricted common stock to Golden Thunder. Tun Resources is the major stakeholder in two gold exploration and development joint ventures in the Yunnan Province of China. Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Project, which consists of a gold concession comprising approximately 30 square kilometers. Tun Resources also owns an approximate eighty percent (80%) joint venture interest in the Lutong Project, which consists of a gold concession comprising approximately 100 square kilometers in the same province. It is probable that the Company will enter into a final Agreement with Golden Thunder to purchase approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Inc.

          The Company has ceased exploration indefinitely on its 213 unpatented lode-mining claims in the State of Idaho pursuant to a profit sharing agreement as discussed in Note 3. Effective February, 2000, the Company along with its Joint Venture partner Geneva Resources, Inc. has ceased to explore the claims, until such time as the metallurgical and assay technology to be obtained from Geneva Resources, Inc. becomes available.

          On March 29, 2000, the Company issued 378,600 shares of restricted Common Stock to Tristar Financial Services, Inc. for settlement of debt in the aggregate amount of $189,281, issued 1,500,800 shares of restricted Common Stock to Investor Communications International, Inc. for settlement of debt in the aggregate amount of $750,389, issued 149,300 shares of restricted Common Stock to Amerocan Marketing, Inc. for settlement of debt in the aggregate amount of $74,635, and issued 32,300 shares of restricted Common Stock to Newport Capital for settlement of debt in the aggregate amount of $16,157.

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

     On November 11, 1999, the Company entered into a letter of intent with Golden Cycle De Panama Inc., a corporation organized under the laws of the Republic of Panama ("Golden Cycle") regarding acquisition of one hundred percent (100%) of the issued and outstanding shares of common stock of Golden Cycle (the "Letter of Intent"). Golden Cycle owns a gold concession consisting of approximately 11.58 square miles in the northern province of Veraguas, Conception River Area, in the Republic of Panama.

     The terms of the Letter of Intent provide that, in exchange for one hundred percent (100%) of the issued and outstanding shares of common stock of Golden Cycle, the Company would (i) pay $100,000 to Golden Cycle, (ii) issue 200,000 shares of its restricted common stock to Golden Cycle, and (iii) pay for the duration of time that the concession is in production either a six percent (6%) monthly royalty on gross proceeds realized from all alluvial based mining conducted on the concession or an annual payment of $25,000. The provisions of the Letter of Intent further provide that as a pre-condition to closing such acquisition and the consummation of a definitive final agreement, (i) the Company conduct to its satisfaction due diligence required for assessment purposes on both hard rock and alluvial based aspects of the concession, (ii) the Company receives confirmation that Golden Cycle has complied with all tax and regulatory filings, (iii) necessary approvals regarding the transaction are obtained as may be required including shareholder approval, and (iv) delivery of financial statements from Golden Cycle, including an inventory of all unencumbered assets and reflecting no liabilities.

     As of the date of this Quarterly Report, the Company has terminated discussions with Golden Cycle regarding its acquisition due to the results of the Company's due diligence.

     On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Letter Agreement"). Tun Resources is the major stakeholder in two gold exploration and development joint ventures in the Yunnan Province of China. Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Project, which consists of a gold concession comprising approximately 30 square kilometers. Tun Resources also owns an approximate eighty percent (80%) joint venture interest in the Lutong Project, which consists of a gold concession comprising approximately 100 square kilometers in the same province.

     The terms of the Letter Agreement provide that the Company will (i) pay $1,180,000 and issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the approximate eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and option to purchase the remaining twenty percent (20%), and (ii) be solely responsible for the funding of Tun Resources and its joint ventures. The provisions of the Letter Agreement further provide that as a precondition to closing such acquisition, (i) the Company may conduct due diligence investigations and be satisfied with the results of its due diligence investigations which include, but are not limited to, confirmation of title, status and ownership of the joint venture interests owned by Tun Resources and compliance with tax and applicable regulatory filings, (ii) Golden Thunder may conduct due diligence investigations and be satisfied with the results of its due diligence investigations regarding the Company, and (iii) necessary approvals regarding the transaction are obtained as may be required from shareholders, the Canadian Venture Exchange, and/or other regulatory and statutory authorities.

     The provisions of the Letter Agreement further provide that the Company and Golden Thunder agree that the Letter Agreement incorporates all of the essential terms of their agreement, is binding upon the Company and Golden Thunder, and that the Company and Golden Thunder may negotiate prior to execution of a formal agreement such further terms and conditions that are reasonably necessary to carry out and give effect to the terms and provisions of the Letter Agreement.

     As of the date of this Quarterly Report, the Company has substantially completed its due diligence investigation to its satisfaction, and is engaged in final negotiations with Golden Thunder regarding the terms and provisions of the formal agreement among the Company, Golden Thunder and Tun Resources. Management contemplates that execution of the formal agreement and consummation of the acquisition will be completed by approximately April 30, 2000.

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

Nine Months Ended December 31, 1999 compared to December 31, 1998
-----------------------------------------------------------------

     For the nine-month period ended December 31, 1999, the Company recorded a net loss of $682,855 compared to a net loss of $366,446 in the corresponding period of 1998. During the nine-month period ended December 31, 1999 and December 31, 1998, the Company recorded no income.

     During the nine-month period ended December 31, 1999, the Company recorded operating expenses of $596,960 as compared to $344,331 of operating expenses recorded in the same period for 1998. Overhead and administration expenses increased in the approximate of $324,800 in the nine-month period ended December 31, 1999 compared to the nine-month period ended December 31, 1998. This increase resulted primarily from the increasing scale and scope of the overall business activity, including expenses associated with the exploration and administration of the Vega Property and the identification of and ensuing negotiations pertaining to the acquisition of Golden Cycle and Tun Resources. Of the $549,800 incurred as overhead and administration expenses during the nine-month period ended December 31, 1999, $1,800 was paid to ICI for services rendered. ICI provided advances to the Company in the aggregate amount of $565,900 during the nine-month period ended December 31, 1999. The consulting services and management agreement with ICI commenced on April 1, 1999 and will terminate on March 31, 2001.

Liquidity and Capital Resources
-------------------------------

     As of the nine-month period ended December 31, 1999, the Company's total assets were $10,363. This increase in assets from fiscal year ended March 31, 1999 was due to the $10,000 advance paid by the Company in connection with the acquisition of Golden Cycle. The Company's assets currently consist of cash and cash equivalents. As of the nine-month period ended December 31, 1999, the Company's total liabilities were $1,550,266. This overall increase from fiscal year ended March 31, 1999 was due primarily to the $565,900 in advances provided by ICI, $15,000 provided by Tristar Financial Services, Inc. and $21,000 provided by Amerocan Marketing, Inc.

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

     Pursuant to the sub-license agreement between the Company and Geneva dated March 18, 1999 (the "Sub-License Agreement"), the Company acquired from Geneva the right to utilize AuRIC's proprietary fire and chemical assay technology and related precious metals recovery processes to carry out assay testing and chemical leach analysis of core samples to be derived from any subsequent drilling on the Vega Property (the "Proprietary Technology"). Management deemed the Proprietary Technology crucial with respect to successful exploration of the Vega Property. The legal proceedings between INGC/Geneva and AuRIC/Dames & Moore stem primarily from the inability of AuRIC and Dames & Moore to transfer the Proprietary Technology to an independent source. As of the date of this Quarterly Report, the transfer of the Proprietary Technology is in question, and may never be transferred depending on the outcome of the legal proceedings.

     Management believes that the legal proceedings will prove that the Proprietary Technology is either valid or invalid. If the Proprietary Technology is proven to be invalid, then INGC/Geneva may receive damages from AuRIC and Dames & Moore. Geneva's damages result primarily from its inability to transfer the Proprietary Technology to the Company in accordance with the provisions of the Sub-License Agreement. Management believes that the Company may, under these circumstances, receive recompensation for the remuneration provided to Geneva under the Sub-License Agreement.

     Management has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings.

     If, during the legal proceedings, the Proprietary Technology is proven to be valid, then the Company will ultimate receive from Geneva its contractual benefits under the Sub-License Agreement and proceed with exploration of the Vega Property at a future date.

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

                                                 VEGA-ATLANTIC CORPORATION

Dated: April 5, 2000                             By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: April 5, 2000                             By: /s/ Herb Ackerman
                                                 ------------------------------
                                                 Herb Ackerman, Secretary