Form 10QSB/A
period 1999-12-31
VEGA ATLANTIC CORP/CO
filed 2000-04-24
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 3 TO
                                   FORM 10-QSB


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

         Yes      X       No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of April 22, 2000
-----                                       --------------------------------

Common Stock, $.00001 par value             19,646,000

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

                                                                 5

                                                     VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Cash Flows
                                         Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                        Inception
                                                                                                                       (January 28,
                                                                  For the 3 Months              For the 9 Months         1987) to
                                                                   Ended Dec. 31,                Ended Dec. 31,         December 31,
                                                                 1999          1998            1999           1998         1999
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                               $  (184,744)   $  (113,256)   $  (682,855)   $  (366,446)   $(3,846,905)
   Adjustments to reconcile net (loss) to cash
   Non-cash research and development expenses                      --             --             --             --          783,182
   Non-cash interest recognized through
        discount adjustment                                       8,750           --           26,250           --           27,514
   Non-cash stock issued in settlement of
          payables and for services                                --             --             --             --           84,992
     Changes in Assets and Liabilities
         Deposits                                                  --             --             --             --             (125)
         Accounts payable                                         7,887         25,228            519             25         18,926
         Directors fees payable                                   1,500          1,500          4,500          4,500         44,767
         Accrued interest payable                                24,415          9,723         59,645         22,115         91,485
                                                            -----------    -----------    -----------    -----------    -----------

       Net Cash Flows Used for Operating Activities            (142,192)       (76,805)      (591,941)      (339,806)    (2,796,164)
                                                            -----------    -----------    -----------    -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from affiliates - net                               151,765         76,300        601,900        338,800        799,392
   Purchase of subsidiary                                          --             --             --             --         (100,000)
   Advance to Golden Cycle De Panama                            (10,000)          --          (10,000)          --          (10,000)
   Sale of stock, net of offering costs                            --             --             --             --        2,107,010
                                                            -----------    -----------    -----------    -----------    -----------
       Net Cash Flows Provided by
          Financing Activites                                   141,765         76,300        591,900        338,800      2,796,402
                                                            -----------    -----------    -----------    -----------    -----------

 Net increase in cash                                              (427)          (505)           (41)        (1,006)           238

 Cash and cash equivalents -  Beginning of period                   665            658            279          1,159           --
                                                            -----------    -----------    -----------    -----------    -----------

 Cash and cash equivalents - End of period                  $       238    $       153    $       238    $       153    $       238
                                                            ===========    ===========    ===========    ===========    ===========

NON-CASH ACTIVITIES

  During 1987, 750,000 shares of common stock worth $850 were issued for services performed.
  During 1989, 8,500,000 shares of common stock with a value of $1,000 were issued for services performed.
  During 1995, accounts payable of $27,301 to a shareholder were settled as part of a stock sale.
  During 1996, Century Manufacturing, Inc. was purchased for $100,000 through an advance from Century.
  During 1997, a $50,000 advance from an affiliate was repaid through issuance of stock.
  During 1997, Century Manufacturing, Inc. was sold to related parties in exchange for reductions in advances from those parties.
  During the 1999 fiscal year, the Company issued 500,000 common shares in exchange for $75,000 in mining claims.
  During the 1999 fiscal year, the Company entered into $600,000 of loan agreements in exchange for a technology sub-license.
  During the 1999 fiscal year, the Company issued 1,000,000 shares of common stock worth $140,000 pursuant to a technology sub-license agreement
  The Company has accrued interest expense of $91,485 on advances and notes, has recognized an additional $27,514 of interest through discount adjustments and has paid interest of $0.


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

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                               UNAUDITED CONDENSED
                          PROFORMA FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

Unaudited Condensed Proforma Balance Sheet - December 31, 1999           14

Unaudited Condensed Proforma Statements of Operations:

         For the Nine Months Ended December 31, 1999                     15

         For the Year Ended March 31, 1999                               16

Schedule of Assumptions and Explanatory Notes                           17-19


                                      VEGA ATLANTIC CORPORATION
                                   (An Exploration Stage Company)

                             UNAUDITED PROFORMA CONDENSED BALANCE SHEETS

                                          December 31, 1999


                                                Vega           Tun                       Consolidated
                                              Atlantic      Resources       Proforma        Balance
                                             Corporation       Inc.        Adjustments       Sheet
                                             -----------       ----        -----------       -----
Assets
      Current Assets
           Cash and Cash Equivalents         $       238    $      --      $         0    $       238
      Other Assets
           Advances Receivable                    10,000           --                0         10,000
           Other Assets                              125              1            126
           Goodwill                                 --             --          101,999        101,999
           Impairment Loss on Goodwill              --             --         (101,999)      (101,999)
                                             -----------    -----------    -----------    -----------
Total Assets                                 $    10,363    $         1    $      --      $    10,364
                                             ===========    ===========    ===========    ===========

Liabilities and Stockholders' Equity
      Liabilities
           Current Liabilities               $ 1,550,266    $    83,000    $              $ 1,633,266
      Minority Interest                                                        (26,400)       (26,400)
      Stockholders' Equity
           Common Stock                              176      2,505,862     (2,505,856)           182
           Paid in Capital                     2,306,826      1,825,000     (1,747,006)     2,384,820
           Accumulated Deficit through
              Exploration Stage               (3,846,905)    (4,413,861)     4,279,262     (3,981,504)
                                             -----------    -----------    -----------    -----------
Total Liabilities and Stockholders' Equity   $    10,363    $         1    $      --      $    10,364
                                             ===========    ===========    ===========    ===========



                         See Schedule of Assumptions and Explanatory Notes.

                                                 14

                                     VEGA ATLANTIC CORPORATION
                                  (An Exploration Stage Company)

                          UNAUDITED PROFORMA CONDENSED STATEMENTS OF OPERATIONS

                               For the Nine Months Ended December 31, 1999


                                        Vega            Tun                         Consolidated
                                      Atlantic       Resources        Proforma        Operating
                                     Corporation        Inc.         Adjustments      Statement
                                     -----------        ----         -----------      ---------
Operating Expenses                  $   (596,960)   $    (53,000)   $   (101,999)   $   (751,959)
                                    ------------    ------------    ------------    ------------

Operating Loss                          (596,960)        (53,000)       (101,999)       (751,959)

Other Expenses
      Interest Expense                   (85,895)           --              --           (85,895)
                                    ------------    ------------    ------------    ------------

Net Loss                            $   (682,855)   $    (53,000)   $   (101,999)   $   (837,854)
                                    ============    ============    ============    ============

Distribution of Net Loss:
      To Controlling Interest       $   (682,855)   $    (42,400)   $    (81,599)   $   (806,854)
      To Minority Interest                  --           (10,600)        (20,400)        (31,000)
                                    ------------    ------------    ------------    ------------

Net Loss                            $   (682,855)   $    (53,000)   $   (101,999)   $   (837,854)
                                    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic   $     (0.039)   $    (26,500)                   $     (0.044)
                                    ============    ============                    ============

Weighted Average Number of
      Common Shares Outstanding       17,585,000               2         599,998      18,185,000
                                    ============    ============    ============    ============




                        See Schedule of Assumptions and Explanatory Notes.

                                               15

                                     VEGA ATLANTIC CORPORATION
                                  (An Exploration Stage Company)

                       UNAUDITED PROFORMA CONDENSED STATEMENT OF OPERATIONS

                                 For the Year Ended March 31, 1999

                                        Vega             Tun                        Consolidated
                                      Atlantic        Resources       Proforma        Operating
                                     Corporation         Inc.        Adjustments      Statement
                                     -----------         ----        -----------      ---------
Operating Expenses                  $ (1,180,597)   $    (82,000)   $   (101,999)   $ (1,364,596)
                                    ------------    ------------    ------------    ------------

Operating Loss                        (1,180,597)        (82,000)       (101,999)     (1,364,596)

Other Expenses
      Interest Expense                   (33,104)           --              --           (33,104)
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,213,701)   $    (82,000)   $   (101,999)   $ (1,397,700)
                                    ============    ============    ============    ============

Distribution of Net Loss:
      To Controlling Interest       $ (1,213,701)   $    (65,600)   $    (81,599)   $ (1,360,900)
      To Minority Interest                  --           (16,400)        (20,400)        (36,800)
                                    ------------    ------------    ------------    ------------


Net Loss                            $ (1,213,701)   $    (82,000)   $   (101,999)   $ (1,397,700)
                                    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic   $     (0.083)   $    (82,000)                   $     (0.090)
                                    ============    ============                    ============

Weighted Average Number of
      Common Shares Outstanding       14,600,890               1         599,999      15,200,890
                                    ============    ============    ============    ============



                        See Schedule of Assumptions and Explanatory Notes.

                                               16

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 1: PROPOSED ACQUISITION

     Pursuant to a letter of intent dated January 10,2000, Vega Atlantic Corporation ("the Company") has agreed to a proposed acquisition from Golden Thunder Resources, Ltd. ("Golden Thunder") an 80% interest in Tun Resources, Inc. ("Tun"). The Company will also receive a two year option to purchase the remaining 20% of Tun at fair market value. In exchange for the acquisition, the Company is required to issue to Golden Thunder 600,000 144 common shares of the Company as of the closing date of the acquisition and an additional 1,000,000 144 common shares upon payment of the final capital contribution. The Company is required to make a total of $1,180,000 is capital contributions to Tun by August 15, 2000. The proposed acquisition if it is consummated will be shown using the purchase method.

NOTE 2: SIGNIFICANT ASSUMPTIONS

     Proforma Balance Sheets
     -----------------------

     The pro forma balance sheets reflect the historical balance sheet of the Company as of December 31, 1999 and the balance sheet of Tun Resources, Inc. as of November 30, 1999, as if the acquisition had occurred on April 1, 1999.

     Proforma Statements of Operations
     ---------------------------------

     The pro forma statements of operations for the nine months ended December 31, 1999 and the year ended March 31, 1999 reflect the historical statement of operations of the Company and the statement of operations of Tun Resources, Inc. Pro forma adjustments have been made to give effect to these transactions as if they had occurred as of April 1, 1999 and April 1, 1998, respectively.

     For presentation purposes, Tun's Statement of Operations for the year ended November 30, 1999 has been utilized for the December 31, 1999 presentation. There were no material transactions that occurred during the period December 1, 1998 through March 31, 1999 that would require restatement.

     For presentation purposes, Tun's Statement of Operations for the year ended November 30, 1998 has been utilized for the March 31, 1999 presentation. There were no material transactions during the periods of December 1, 1997 through March 31, 1998 or December 1, 1998 through March 31, 1999 that would require restatement.

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 3: PROFORMA ADJUSTMENTS

     Proforma Balance Sheets
     -----------------------

     The Company has adjusted the balance sheet for the issuance of 600,000 common shares to Golden Thunder for the acquisition of the 80% interest in Tun. The Proforma Balance Sheet assumes the closing occurred effective April 1, 1999. The Company's $.00001 par common stock was valued at $78,000 based on the market price of $.13 per share on April 1, 1999.

     At April 1, 1999, Tun resources had assets of $1, current liabilities of $30,000 and a stockholders' deficit of $29,999. Twenty percent of the stockholders' deficit ($6,000) is attributable to the minority interest. The Company has recorded goodwill of the remaining 80% of the stockholders' deficit ($23,999) plus the value of the consideration given ($78,000) or $101,999.

     A $101,999 net loss has been posted to "Deficit Accumulated During the Exploration Stage" for the impairment of the goodwill.

     The proforma balance sheets also reflect the allocation of $12,130 of the net loss to the minority interest.


     Proforma Statement of Operations
     --------------------------------

     The Company has adjusted the December 31, 1999 statement of operations for the impairment of goodwill. The Company recorded $101,999 of goodwill on the acquisition of Tun Resources, Inc. As any future profits related to Tun's joint venture interests cannot be estimated until additional exploration is performed, the value of the goodwill recorded with the acquisitions has been impaired. An adjustment for the $101,999 impairment loss has been recorded as an operating expense.

     Assuming the acquisition took place April 1, 1999 for the December 31, 1999 Statement of Operations, the Company would have an additional 600,000 shares outstanding for the entire period. The two Tun shares outstanding would be eliminated due to the consolidation. The earnings per share of the consolidated company reflect only the net losses applicable to the controlling interest.

     The Company has adjusted the March 31, 1999 statement of operations for the impairment of goodwill. The Company recorded $101,999 of goodwill on the acquisition of Tun Resources, Inc. As any future profits related to Tun's joint venture interests cannot be estimated until additional exploration is performed, the value of the goodwill recorded with the acquisitions has been impaired. An adjustment for the $101,999 impairment loss has been recorded as an operating expense.

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 3: PROFORMA ADJUSTMENTS

     Assuming the acquisition took place April 1, 1998 for the March 31, 1999 Statement of Operations, the Company would have an additional 600,000 shares outstanding for the entire period. The only Tun share outstanding would be eliminated due to the consolidation. The earnings per share of the consolidated company reflect only the net losses applicable to the controlling interest.

                               TUN RESOURCES INC.
                         (An exploration stage company)

                              FINANCIAL STATEMENTS

                 FOR THE FOUR MONTH PERIOD ENDED MARCH 31, 2000

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

              FOR THE PERIOD JANUARY 16, 1997 TO NOVEMBER 30, 1997

          FOR THE PERIOD JANUARY 10, 1994 (INCEPTION) TO MARCH 31, 2000








AUDITORS' REPORT                                                        21

BALANCE SHEETS                                                          22

STATEMENTS OF OPERATIONS AND DEFICIT                                    23

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)                         24

NOTES TO FINANCIAL STATEMENTS                                         25 - 28

                                                  1205 - 1095 West Pender Street
             LABONTE & CO.                        Vancouver, BC  Canada
         CHARTERED ACCOUNTANTS                    V6E 2M6
         ---------------------                    Telephone (604) 682-2778
                                                  Facsimile (604) 689-2778
                                                  Email: labonte@intergate.bc.ca



                                AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Director of Tun Resources Inc.


We have audited the balance sheets of Tun Resources Inc. (an exploration stage company) as at March 31, 2000 and November 30, 1999, 1998 and 1997 and the statements of loss and deficit and stockholders' equity (deficiency) for the four months ended March 31, 2000 each of the years in the two year period ended November 30, 1999, the period from January 16, 1997 to November 30, 1997 and the period from January 10, 1994 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and November 30, 1999, 1998 and 1997 and the statements of loss and deficit for the four months ended March 31, 2000, each of the years in the two year period ended November 30, 1999, the period from January 16, 1997 to November 30, 1997 and the period from January 10, 1994 (inception) to March 31, 2000 in accordance with generally accepted accounting principles in the United States.



                                                       /s/ CHARTERED ACCOUNTANTS
                                                       -------------------------
                                                       CHARTERED ACCOUNTANTS
Vancouver, B.C.
April 12, 2000


          COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES
                              REPORTING DIFFERENCES



In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 1 regarding the Company's ability to continue as a going concern. Our report to the directors dated April 12, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.



                                                       /s/ CHARTERED ACCOUNTANTS
                                                       -------------------------
                                                       CHARTERED ACCOUNTANTS


Vancouver, B.C.
April 12, 2000



                                           TUN RESOURCES INC.
                                      (An exploration stage company)
                                             BALANCE SHEETS


                                                    March 31,    November 30,    November 30,   November 30,
                                                      2000           1999           1998           1997
-----------------------------------------------------------------------------------------------------------

                                                  ASSETS

CURRENT
    Cash                                           $     4,675    $      --      $      --      $      --

    MINERAL PROPERTY JOINT VENTURES (Note 3)                 1              1              1              1
-----------------------------------------------------------------------------------------------------------

                                                   $     4,676    $         1    $         1    $         1
===========================================================================================================



                                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Due to DiamondWorks Ltd. (Note 4)                  $      --      $      --      $ 2,505,861    $ 2,453,861
Due to Golden Thunder Resources Ltd. (Note 5)             --           83,000         30,000           --
Due to Vega-Atlantic Corporation (Note 6)              140,000           --             --             --

                                                       140,000         83,000      2,535,861      2,453,861

CONTINGENCIES AND COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock (Note 7)                                       1      2,505,862              1              1
Contributed surplus (Note 8)                         4,428,861      1,825,000      1,825,000      1,825,000
Deficit accumulated during the exploration stage    (4,564,186)    (4,413,861)    (4,360,861)    (4,278,861)

                                                      (135,324)       (82,999)    (2,535,860)    (2,453,860)

                                                   $     4,676    $         1    $         1    $         1
===========================================================================================================



Approved by the director:



--------------------------------
Director


                  The accompanying notes are an integral part of these financial statements

                                                    22


                                                      TUN RESOURCES INC.
                                                (An exploration stage company)
                                             STATEMENTS OF OPERATIONS AND DEFICIT


                                                                                                     January 16,
                                                    Four months      Year ended      Year ended         1997 to   January 10, 1994
                                                    ended March     November 30,    November 30,    November 30,    (inception) to
                                                       31, 2000            1999            1998            1997     March 31, 2000
----------------------------------------------------------------------------------------------------------------------------------

EXPLORATION EXPENSES                                 $     --        $     --        $    2,000      $  721,503      $1,460,862

WRITE-DOWN OF MINERAL
     PROPERTY JOINT VENTURES (Note 3)                   125,000          53,000          80,000         420,000       3,077,999
GENERAL AND ADMINISTRATION                               25,325            --              --              --            25,325
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                 150,325          53,000          82,000       1,141,503       4,564,186

DEFICIT ACCUMULATED DURING THE
EXPLORATION STAGE, beginning of the period            4,413,861       4,360,861       4,278,861       3,137,358            --

DEFICIT ACCUMULATED DURING THE
EXPLORATION STAGE, end of period                     $4,564,186      $4,413,861      $4,360,861      $4,278,861      $4,564,186
==================================================================================================================================










                           The accompanying notes are an integral part of these financial statements




                                               TUN RESOURCES INC.
                                         (An exploration stage company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        FOR THE PERIOD FROM JANUARY 10, 1994 (INCEPTION) TO MARCH 31, 2000


                                                                                             Deficit
                                                                                           Accumulated
                                                      Common Stock                            During
                                                 Number of                  Contributed    Exploration
                                                  shares      Amount          Surplus         Stage           Total
----------------------------------------------------------------------------------------------------------------------
Class A common share issued on inception
   for cash                                           1     $         1     $      --      $      --       $         1

Class B common share issued January 15,
   1996 for settlement of debt                        1         710,000            --             --           710,000

Class B common share gifted back to Company
   on January 15, 1996 and cancelled                 (1)       (710,000)        710,000           --              --

Net loss for the period from January 10,
   1994 (inception) to January 15, 1997            --              --              --       (3,137,358)     (3,137,358)

Class B common share issued November 30,
   1997 for settlement of debt                        1       1,115,000            --             --         1,115,000

Class B common share gifted back to Company
   on November 30, 1997 and cancelled                (1)     (1,115,000)      1,115,000           --              --

Net loss for the period ended
   November 30, 1997                               --              --              --       (1,141,503)     (1,141,503)

Balance, November 30, 1997                            1               1       1,825,000     (4,278,861)     (2,453,860)

Net loss for the year                              --              --              --          (82,000)        (82,000)

Balance, November 30, 1998                            1               1       1,825,000     (4,360,861)     (2,535,860)

Class B common share issued November 29,
   1999 for settlement of debt                        1       2,505,861            --             --         2,505,861

Net loss for the year                              --              --              --          (53,000)        (53,000)

Balance, November 30, 1999                            2       2,505,862       1,825,000     (4,413,861)        (82,999)

Class B common share issued December 17,
   1999 for settlement of debt                        1          83,000            --             --            83,000

Class B common share gifted back to Company
   on December 17, 1997 and cancelled                (2)     (2,588,861)      2,588,861           --              --

Other contributed surplus                          --              --            15,000           --            15,000

Net loss for the period                            --              --              --         (150,325)       (150,325)

Balance, March 31, 2000                               1     $         1     $ 4,428,861    $(4,564,186)    $  (135,324)
======================================================================================================================


                     The accompanying notes are an integral part of these financial statements

                                                      24

TUN RESOURCES INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000, NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated on October 10, 1989 under the laws of British Columbia, Canada and commenced operations on January 10, 1994. The Company is an exploration stage company with interests in mineral property joint ventures located in the People's Republic of China. To date, the Company has not generated any revenues and has been financed solely from funds invested by its former parent companies and proposed acquirer Vega-Atlantic Corporation ("Vega"). The Company currently holds interests in two Chinese joint ventures and has committed to invest an additional $1,717,000 for further exploration work. Vega has agreed to raise sufficient capital to meet these commitments as a condition of acquiring control of the Company.

The ability of the Company to continue as a going concern is dependent upon raising additional capital for its joint ventures and ultimately on generating profitable operations.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared using generally accepted accounting principles in the United States and are expressed in United States dollars. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Mineral property joint ventures

The Company has contractual rights to co-operative joint venture agreements with Chinese partners. All capital investments are recorded at cost until such time as the required joint venture contributions have been paid in full. Direct exploration costs incurred by the Company are expensed as incurred. When uncertainty of realization of the investment in the joint ventures exists, the Company records an impairment provision for all contributions to date and the investment is carried at a nominal value.

Earnings (loss) per share

Earnings (loss) per share information has not been disclosed as it is not considered meaningful at this stage of the Company's operations.

Statements of Cash Flows

From inception to February, 2000 the Company did not carry out any cash transactions and did not have a bank account. All transactions were conducted on behalf of the Company by the parent companies. Accordingly, no statements of cash flows have been presented. Supplemental disclosures of non-cash transactions are contained elsewhere in the financial statements.


NOTE 3 - MINERAL PROPERTY JOINT VENTURES

During 1994 the Company entered into four Sino-Foreign co-operative joint venture agreements with Chinese companies for the exploration and development of mineral properties located in Yunnan Province of the People's Republic of China. The Company has made capital contributions to the joint ventures as follows:

TUN RESOURCES INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000, NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE 3 - MINERAL PROPERTY JOINT VENTURES (con't)



                                    Yuntong JV   Lutong JV    Datong JV   Hongtong JV     Total
                                    -------------------------------------------------------------

Carrying value, January 16, 1997    $       1    $       1    $       1    $       1    $       1
Contributions                          75,000      145,000       50,000      150,000      420,000
Impairment provision                  (75,000)    (145,000)     (50,000)    (150,000)    (420,000)

Carrying value, November 30, 1997           1            1            1            1            1
Contributions                          30,000       35,000         --         15,000       80,000
Impairment provision                  (30,000)     (35,000)        --        (15,000)     (80,000)
                                    -------------------------------------------------------------

Carrying value, November 30, 1998           1            1            1            1            1
Contributions                          53,000         --           --           --         53,000
Impairment provision                  (53,000)        --           --           --        (53,000)

Carrying value, November 30, 1997           1            1            1            1            1
Contributions                         110,000       15,000         --           --        125,000
Impairment provision                 (110,000)     (15,000)        --           --       (125,000)

Carrying value, March 31, 2000      $       1    $       1    $       1    $       1    $       1
                                    =============================================================


Yuntong Joint Venture
---------------------
The Company entered into the Yuntong JV agreement on August 8, 1994 with Yunnan Province Dianxi Geological Engineering Exploration Development Company. The agreement was amended on September 18, 1999 and February 12, 2000 whereby the Company agreed to provide additional investment capital in consideration for an increase in its interest in the JV and additional properties were added to the JV. The Company now has the right to acquire a 90% interest for a total investment of $1,940,000 of which $733,000 has been contributed to date.

Lutong Joint Venture
--------------------
The Company entered into the Lutong JV agreement on August 12, 1994 with China National Nuclear Corporation. The agreement was amended on October 26, 1999 and the Company has the right to acquire up to an 80% interest for a total investment of $1,290,000 of which $780,000 has been contributed to date.

The Yuntong and Lutong joint ventures are in the process of exploring their mineral properties and have not yet determined whether these properties contain reserves that are economically recoverable. Accordingly, the Company is carrying its interest in the joint ventures at a nominal value of $1 due to the uncertainty of recovery of the capital contributed to date.

Datong Joint Venture and Hongtong Joint Venture
-----------------------------------------------
During August 1999 the Datong JV and the Hongtong JV were terminated by mutual consent of the parties due to poor exploration results and the inability of the Company to raise additional capital.


NOTE 4 - DUE TO DIAMONDWORKS LTD. ("DIAMONDWORKS")

The Company's former parent, DiamondWorks, provided all the operating and investing capital for the Company during 1997 through 1999. At November 30, 1998 these advances totalled $2,505,861 and were settled in 1999 by the issuance of one class B common share.

TUN RESOURCES INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000, NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE 5 - DUE TO GOLDEN THUNDER RESOURCES LTD. ("GOLDEN THUNDER")

By agreement dated August 4, 1998 the Company granted Golden Thunder, the current parent company (a public company listed on the Canadian Venture Exchange), an option to acquire its interest in the Yuntong Joint Venture in consideration for the issuance of 50,000 common shares of Golden Thunder and the commitment to make staged payments of $260,000 to be contributed to the joint venture. Golden Thunder contributed a total of $83,000 to the joint venture but did not issue any shares. By agreement dated October 14, 1999 Golden Thunder acquired 100% of the issued and outstanding shares of the Company from DiamondWorks in consideration for the issuance of 50,000 common shares valued at $5,000. The outstanding debt of $83,000 was settled by the issuance of one Class B common share on December 17, 1999 which was gifted back to the Company for no consideration and returned to treasury and cancelled.


NOTE 6 - DUE TO VEGA-ATLANTIC CORPORATION ("VEGA")

By letter of intent dated January 12, 2000 between the Company, Vega, and Golden Thunder, Vega agreed to acquire a 80% interest in the Company with a two year option to purchase the remaining 20% at fair market value. Vega has agreed to issue 1,600,000 restricted common shares and provide funding of $1,180,000 on or before August 15, 2000. The closing of the sale is subject to the execution of a formal agreement and the approval of the British Columbia regulatory authorities and the shareholders of Golden Thunder. To March 31, 2000 Vega has advanced $140,000 by way of a loan which is unsecured, non-interest bearing and will be contributed as capital on closing.


NOTE 7 - CAPITAL STOCK


Authorized:

     1,200 Class A common shares, no par value
     11,998 Class B common shares, non-voting, no par value
     100,000 preferred shares, no par value

                                                                       Class A common             Class B common
                                                                    Shares         Value        Shares       Value
                                                                    ------         -----        ------       -----
Issued:
Balance, January 16, 1997                                                1      $      1          --      $      --
                                                                    -------------------------------------------------

Issued during the period                                              --            --               1      1,115,000

Reacquired by the Company for no consideration and cancelled          --            --              (1)    (1,115,000)

Balance, November 30, 1997 and 1998                                      1             1          --             --
Issued during the period                                              --            --               1      2,505,861

Balance, November 30, 1999                                               1             1             1      2,505,861
Issued during the period                                              --            --               1         83,000
Reacquired by the Company for no consideration and cancelled          --            --              (2)    (2,588,861)

Balance at March 31, 2000                                                1      $      1          --      $      --
                                                                    =================================================


NOTE 8 - CONTRIBUTED SURPLUS

The Company issued Class B common shares to its former parent companies for capital provided. These shares were gifted back to the Company for no consideration and returned to the treasury for cancellation resulting in contributed surplus.

TUN RESOURCES INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000, NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE 9 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2000 the Company paid a management fee of $25,000 to Golden Thunder, which has a common director.

Refer to Note 6.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Fair Value of Financial Instruments
-----------------------------------
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Uncertainty Due to the Year 2000 Issue
--------------------------------------
The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company have been fully resolved.

Joint Venture Contributions
---------------------------
The Company is committed to provide an additional $1,717,000 of investment capital to maintain its interest in the Yuntong and Lutong joint ventures.

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

                                                 VEGA-ATLANTIC CORPORATION

Dated: April 22, 2000                            By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: April 22, 2000                            By: /s/ Herb Ackerman
                                                 ------------------------------
                                                 Herb Ackerman, Secretary