Form 10QSB/A
period 1999-12-31
VEGA ATLANTIC CORP/CO
filed 2000-04-28
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 4 TO
                                   FORM 10-QSB


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
                                                                     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     20,000,000 shares authorized at December 31, 1999
     0 shares issued and outstanding at December 31, 1999                   --
  Common stock $.00001 par value;
     500,000,000 shares authorized at December 31, 1999;
     17,585,000 shares issued and outstanding at December 31, 1999           176
  Paid - in capital                                                    3,993,816
  Accumulated deficit through exploration stage                       (5,533,895)
                                                                     -----------

      Total Stockholders' Equity                                      (1,539,903)
                                                                     -----------

      Total Liabilities and Stockholders' Equity                     $    10,363
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

                                        4

                                                     VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Operations

                                                                                                                         Inception
                                                                                                                       (January 28,
                                                             For the 3 Months                For the 9 Months            1987) to
                                                               Ended Dec. 31,                 Ended Dec. 31,            December 31,
                                                           1999            1998            1999            1998            1999
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES
  Sales                                                $       --      $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------    ------------

      Total Revenues                                           --              --              --              --              --

COST OF SALES                                                  --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

      Gross Profit                                             --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Research and development                                     --              --              --              --           783,182
  Claims maintenance fees                                      --              --            21,300          50,704          72,004
  Claims exploration services                                 2,722            --             4,082            --             4,082
  Claims staking and mangement                                 --              --             1,935           8,698          38,443
  Overhead and administration                               137,765          75,000         549,800         225,000       2,024,882
  Legal and accounting                                        4,827          25,117           8,394          35,766          73,599
  Transfer agent fees                                           505             453             800           7,925          13,370
  Director's fees                                             1,500           1,500           4,500           4,500          33,000
  Other administrative costs                                  4,259           1,464           6,149           7,730          38,745
  Consultants                                                  --              --              --              --            81,076
  Printing and stationary                                      --              --              --             4,008          45,886
                                                       ------------    ------------    ------------    ------------    ------------

      Total Operating Expenses                              151,578         103,534         596,960         344,331       3,208,269
                                                       ------------    ------------    ------------    ------------    ------------

Loss from Continued Operations                             (151,578)       (103,534)       (596,960)       (344,331)     (3,208,269)
                                                       ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
   Loss from discontinued operations of subsidiary
      Century Manufacturing, Inc.                              --              --              --              --        (1,787,000)

   Loss from Loan Advances to subsidiary, Century
      Manufacturing, Inc. written off                          --              --              --              --          (590,773)

   Gain on Disposal of subsidiary Century
      Manufacturing, Inc.                                      --              --              --              --           171,144
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss from Discontinued Operations                          --              --              --              --        (2,206,629)
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss from Operations                                   (151,578)       (103,534)       (596,960)       (344,331)     (5,414,898)
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest Income                                              --              --              --              --                 2
  Interest Expense                                          (33,166)         (9,722)        (85,895)        (22,115)       (118,999)
                                                       ------------    ------------    ------------    ------------    ------------

    Total Other Income (Expense)                            (33,166)         (9,722)        (85,895)        (22,115)       (118,997)
                                                       ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                             $   (184,744)   $   (113,256)   $   (682,855)   $   (366,446)   $ (5,533,895)
                                                       ============    ============    ============    ============    ============


Earnings (Loss) Per Share - Basic                      $     (0.011)   $     (0.008)   $     (0.039)   $     (0.025)   $     (0.904)
                                                       ============    ============    ============    ============    ============


Weighted Average Number of
 Common Shares Outstanding                               17,585,000      14,555,000      17,585,000      14,555,000       6,118,395
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

                                                                 5

                                                     VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Cash Flows
                                         Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                        Inception
                                                                                                                       (January 28,
                                                                  For the 3 Months              For the 9 Months         1987) to
                                                                   Ended Dec. 31,                Ended Dec. 31,         December 31,
                                                                 1999          1998            1999           1998         1999
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                               $  (184,744)   $  (113,256)   $  (682,855)   $  (366,446)   $(3,846,905)
   Adjustments to reconcile net (loss) to cash
   Non-cash loss on sale of subsidiary                             --             --             --             --        1,687,000
   Non-cash research and development expenses                      --             --             --             --          783,182
   Non-cash interest recognized through
        discount adjustment                                       8,750           --           26,250           --           27,514
   Non-cash stock issued in settlement of
          payables and for services                                --             --             --             --           84,992
     Changes in Assets and Liabilities
         Deposits                                                  --             --             --             --             (125)
         Accounts payable                                         7,887         25,228            519             25         18,926
         Directors fees payable                                   1,500          1,500          4,500          4,500         44,767
         Accrued interest payable                                24,415          9,723         59,645         22,115         91,485
                                                            -----------    -----------    -----------    -----------    -----------

       Net Cash Flows Used for Operating Activities            (142,192)       (76,805)      (591,941)      (339,806)    (2,796,154)
                                                            -----------    -----------    -----------    -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from affiliates - net                               151,765         76,300        601,900        338,800        799,392
   Purchase of subsidiary                                          --             --             --             --         (100,000)
   Advance to Golden Cycle De Panama                            (10,000)          --          (10,000)          --          (10,000)
   Sale of stock, net of offering costs                            --             --             --             --        2,107,000
                                                            -----------    -----------    -----------    -----------    -----------
       Net Cash Flows Provided by
          Financing Activites                                   141,765         76,300        591,900        338,800      2,796,392
                                                            -----------    -----------    -----------    -----------    -----------

 Net increase in cash                                              (427)          (505)           (41)        (1,006)           238

 Cash and cash equivalents -  Beginning of period                   665            658            279          1,159           --
                                                            -----------    -----------    -----------    -----------    -----------

 Cash and cash equivalents - End of period                  $       238    $       153    $       238    $       153    $       238
                                                            ===========    ===========    ===========    ===========    ===========

NON-CASH ACTIVITIES
  During 1987, 750,000 shares of common stock worth $850 were issued for services performed.
  During 1989, 8,500,000 shares of common stock with a value of $1,000 were issued for services performed.
  During 1996, Century Manufacturing, Inc. was purchased for $100,000 through an advance to Century and the issuance of 1,000,000 shares of common stock valued at $1,687,000.
  During 1997, a $50,000 advance from an affiliate was repaid through issuance of stock.
  During 1997, Century Manufacturing, Inc. was sold to related parties in exchange for reductions in advances from those parties.
  During the 1999 fiscal year, the Company issued 500,000 common shares in exchange for $75,000 in mining claims.
  During the 1999 fiscal year, the Company entered into $600,000 of loan agreements in exchange for a technology sub-license.
  During the 1999 fiscal year, the Company issued 1,000,000 shares of common stock worth $140,000 pursuant to a technology sub-license agreement
  The Company has accrued interest expense of $91,485 on advances and notes, has recognized an additional $27,514 of interest through discount adjustments and has paid interest of $0.


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

          On March 28, 1996, the Company acquired 100 percent of the issued and outstanding shares of Century Manufacturing, Inc., in exchange for the Company issuing 1,000,000 shares of common stock. The Company's shares were valued at $1,687,000 based on the market value of the common stock as of the date of issuance. The Company also provided an additional $100,000 in cash in the transaction. The Company later transferred this ownership interest in Century with a related party in partial repayment of advances from the related party.

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



                                      VEGA ATLANTIC CORPORATION
                                   (An Exploration Stage Company)

                             UNAUDITED PROFORMA CONDENSED BALANCE SHEETS

                                          December 31, 1999


                                                 Vega          Tun                       Consolidated
                                               Atlantic     Resources      Proforma         Balance
                                             Corporation       Inc.       Adjustments        Sheet
                                             -----------       ----       -----------        -----
Assets
      Current Assets
           Cash and Cash Equivalents         $       238    $      --      $      --      $       238
      Other Assets
           Advances Receivable                    10,000           --             --           10,000
           Other Assets                              125              1           --              126
                                             -----------    -----------    -----------    -----------
Total Assets                                 $    10,363    $         1    $      --      $    10,364
                                             ===========    ===========    ===========    ===========

Liabilities and Stockholders' Equity
      Liabilities
           Current Liabilities               $ 1,550,266    $    83,000    $      --      $ 1,633,266
      Minority Interest                                                        (41,880)       (41,880)
      Stockholders' Equity
           Common Stock                              176      2,505,862     (2,505,856)           182
           Paid in Capital                     2,306,826      1,825,000     (1,765,006)     2,366,820
           Accumulated Deficit through
              Exploration Stage               (3,846,905)    (4,413,861)     4,312,742     (3,948,024)
                                             -----------    -----------    -----------    -----------
Total Liabilities and Stockholders' Equity   $    10,363    $         1    $      --      $    10,364
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


                        See Schedule of Assumptions and Explanatory Notes.

                                              15

                                    VEGA ATLANTIC CORPORATION
                                 (An Exploration Stage Company)

                      UNAUDITED PROFORMA CONDENSED STATEMENT OF OPERATIONS

                                For the Year Ended March 31, 1999


                                        Vega            Tun                         Consolidated
                                      Atlantic       Resources        Proforma        Operating
                                     Corporation        Inc.         Adjustments      Statement
                                     -----------        ----         -----------      ---------
Operating Expenses                  $ (1,180,597)   $    (82,000)   $ (2,479,088)   $ (3,741,685)
                                    ------------    ------------    ------------    ------------

Operating Loss                        (1,180,597)        (82,000)     (2,479,088)     (3,741,685)

Other Expenses
      Interest Expense                   (33,104)           --              --           (33,104)
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,213,701)   $    (82,000)   $ (2,479,088)   $ (3,774,789)
                                    ============    ============    ============    ============

Distribution of Net Loss:
      To Controlling Interest       $ (1,213,701)   $    (65,600)   $ (1,983,270)   $ (3,262,571)
      To Minority Interest                  --           (16,400)       (495,818)       (512,218)
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,213,701)   $    (82,000)   $ (2,479,088)   $ (3,774,789)
                                    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic   $     (0.083)   $    (82,000)                   $     (0.215)
                                    ============    ============                    ============

Weighted Average Number of
      Common Shares Outstanding       14,600,890               1         599,999      15,200,890
                                    ============    ============    ============    ============



                       See Schedule of Assumptions and Explanatory Notes.

                                       16

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 1: PROPOSED ACQUISITION

     Pursuant to a letter of intent dated January 10,2000, Vega Atlantic Corporation ("the Company") has agreed to a proposed acquisition from Golden Thunder Resources, Ltd. ("Golden Thunder") an 80% interest in Tun Resources, Inc. ("Tun"). The Company will also receive a two year option to purchase the remaining 20% of Tun at fair market value. In exchange for the acquisition, the Company is required to issue to Golden Thunder 600,000 144 common shares of the Company as of the closing date of the acquisition and an additional 1,000,000 144 common shares upon payment of the final capital contribution. The Company is required to make a total of $1,180,000 is capital contributions to Tun by August 15, 2000. The proposed acquisition, if it is consummated, will be shown using the purchase method.

NOTE 2: SIGNIFICANT ASSUMPTIONS

     The December 31, 1999 balance sheets and Statements of Operations for the nine months ended December 31, 1999 are management prepared. The Statement of Operations presented for the Company for the year ended March 31, 1999 has been audited. The Statement of Operations presented for Tun Resources, Inc. for the year ended March 31, 1999 is management prepared. All management prepared financial statements contain all normal and recurring adjustments required to present the financial information on a basis consistant with the presentation of the Companies' annual audited financial statements.

     Proforma Balance Sheets
     -----------------------

     The pro forma balance sheets reflect the balance sheets of the Company and Tun Resources, Inc. as of December 31, 1999. The consolidated balance sheet is presented as if the acquisition had occurred on December 31, 1999.

     Proforma Statements of Operations
     ---------------------------------

     The pro forma statements of operations for the nine months ended December 31, 1999 and the year ended March 31, 1999 reflect the statements of operations of the Company and of Tun Resources, Inc. Pro forma adjustments have been made to give effect to these transactions as if they had occurred as of April 1, 1999 and April 1, 1998, respectively.

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 3: PROFORMA ADJUSTMENTS

     Proforma Balance Sheets
     -----------------------

     The Company has adjusted the balance sheet for the issuance of 600,000 common shares to Golden Thunder for the acquisition of the 80% interest in Tun. The proforma balance sheet assumes the closing occurred effective December 31, 1999. The Company's $.00001 par common stock was valued at $60,000 based on the market price of $.10 per share on December 31, 1999.

     At December 31, 1999, Tun Resources had assets of $1, current liabilities of $83,000 and a stockholders' deficit of $82,999. Twenty percent of the stockholders' deficit ($16,600) is attributable to the minority interest. The Company has recorded a joint venture investment of $126,399. As any future profits related to Tun's joint venture interests cannot be estimated until additional exploration is performed, the Company has fully impaired the value of its joint venture investment.

     The $126,399 impairment loss has been allocated $25,280 to the minority interest and $101,119 to "Deficit Accumulated During the Exploration Stage".

     Proforma Statement of Operations
     --------------------------------

     The Company has adjusted the December 31, 1999 statement of operations for the impairment of its joint venture interests. The Company initially recorded its joint venture interests at $101,999 on the acquisition of Tun Resources, Inc. As any future profits related to Tun's joint venture interests cannot be estimated until additional exploration is performed, the value of the joint venture interests has been impaired. An adjustment for the $101,999 impairment loss has been recorded as an operating expense.

     Assuming the acquisition took place April 1, 1999 for the December 31, 1999 statement of operations, the Company would have an additional 600,000 shares outstanding for the entire period. The two Tun shares outstanding would be eliminated due to the consolidation. The earnings per share of the consolidated company reflect only the net losses applicable to the controlling interest.

     The Company has adjusted the March 31, 1999 statement of operations for the impairment of its joint venture interests. The Company initially recorded its joint venture interests at $2,479,088 on the acquisition of Tun Resources, Inc. As any future profits related to Tun's joint venture interests cannot be estimated until additional exploration is performed, the value of the joint venture interests has been impaired. An adjustment for the $2,479,088 impairment loss has been recorded as an operating expense.

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 3: PROFORMA ADJUSTMENTS (Continued)

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

                               TUN RESOURCES INC.
                         (An exploration stage company)

                              FINANCIAL STATEMENTS

                 FOR THE FOUR MONTH PERIOD ENDED MARCH 31, 2000

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

              FOR THE PERIOD JANUARY 16, 1997 TO NOVEMBER 30, 1997

          FOR THE PERIOD JANUARY 10, 1994 (INCEPTION) TO MARCH 31, 2000








AUDITORS' REPORT                                                        21

BALANCE SHEETS                                                          22

STATEMENTS OF OPERATIONS AND DEFICIT                                    23

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)                         24

STATEMENTS OF CASH FLOW                                                 25

NOTES TO FINANCIAL STATEMENTS                                         26 - 29

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



                                AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Director of Tun Resources Inc.


We have audited the balance sheets of Tun Resources Inc. (an exploration stage company) as at March 31, 2000 and November 30, 1999, 1998 and 1997 and the statements of loss and deficit, stockholders' equity (deficiency) and cash flows for the four months ended March 31, 2000 each of the years in the two year period ended November 30, 1999, the period from January 16, 1997 to November 30, 1997 and the period from January 10, 1994 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
======================================================================================================================


                     The accompanying notes are an integral part of these financial statements

                                                      24


                                                        TUN RESOURCES INC.
                                                 (An exploration stage company)
                                                    STATEMENTS OF CASH FLOWS
                                                                                                                             January
                                                                                                          January 16,       10, 1994
                                                            Four months     Year ended     Year ended        1997 to  (inception) to
                                                            ended March    November 30,      November    November 30,      March 31,
                                                               31, 2000           1999       30, 1998           1997           2000
                                                               --------           ----       --------           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                     $  (150,325)   $   (53,000)   $   (82,000)   $(1,141,503)   $(4,564,186)
                                                            -----------    -----------    -----------    -----------    -----------
Adjustments to reconcile net loss to net cash from
    operating activities
     - advances from affiliates                                 155,000         53,000         82,000      1,141,503      4,568,861
                                                            -----------    -----------    -----------    -----------    -----------

NET CASH FROM OPERATING ACTIVITIES                                4,675           --             --             --            4,675
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                               --             --             --             --             --
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                               --             --             --             --             --
                                                            -----------    -----------    -----------    -----------    -----------

INCREASE IN CASH                                                  4,675           --             --             --             --
                                                            -----------    -----------    -----------    -----------    -----------

CASH, BEGINNING OF PERIOD                                          --             --             --             --             --
                                                            -----------    -----------    -----------    -----------    -----------

CASH, END OF PERIOD                                         $     4,675    $      --      $      --      $      --      $     4,675
                                                            ===========    ===========    ===========    ===========    ===========




Non-cash transactions:

1.   Advances from affiliates - refer to Notes 4, 5 and 6

2. Settlement of advances for shares - refer to Note 7 and Statement of Stockholders' Equity (Deficiency)





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

                                                 VEGA-ATLANTIC CORPORATION

Dated: April 27, 2000                            By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: April 27, 2000                            By: /s/ Herb Ackerman
                                                 ------------------------------
                                                 Herb Ackerman, Secretary