Form 10QSB/A
period 1999-12-31
VEGA ATLANTIC CORP/CO
filed 2000-04-28
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 5 TO
                                   FORM 10-QSB


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

         Yes              No      X

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------




                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 1999

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Table of Contents                                                            3

Balance Sheet                                                                4

Statements of Operations                                                     5

Statements of Cash Flows                                                     6

Statements of Stockholders' Equity                                        7 - 9

Notes to Financial Statements                                            10 - 15


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

                                                                6

                                     VEGA-ATLANTIC CORPORATION
                                  (An Exploration Stage Company)
                                Statements of Stockholders' Equity


                                                                                 Deficit
                                                                               Accumulated
                                                Common Stock                     During
                                            ---------------------   Paid - in  Development
                                              Shares      Amount     Capital     Stage         Total
                                              ------      ------     -------     -----         -----
Issued for services performed,
  February 25 ($.0125 per share)               20,000   $       1   $     249   $    --      $     250

Issued for services performed,
  February 25 ($.02 per share)                  5,000        --           100        --            100

Issued for services performed,
  February 25 ($.0007 per share)              725,000           7         493        --            500

Net Loss, Year ended December 31, 1987           --          --          --        (8,791)      (8,791)
                                            ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1987                    750,000           8         842      (8,791)      (7,941)

Net loss, Year ended December 31, 1988           --          --          --        (1,000)      (1,000)
                                            ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1988                    750,000           8         842      (9,791)      (8,941)

Issued for services performed,
  July 20 ($.0001 per share)                4,250,000          42         958        --          1,000

Net loss, Year ended December 31, 1989           --          --          --        (2,700)      (2,700)
                                            ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1989                  5,000,000          50       1,800     (12,491)     (10,641)

Net loss, Year ended December 31, 1990           --          --          --          (875)        (875)
                                            ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1990                  5,000,000          50       1,800     (13,366)     (11,516)

Net loss, Year ended December 31, 1991           --          --          --        (2,900)      (2,900)
                                            ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1991                  5,000,000          50       1,800     (16,266)     (14,416)

Net loss, Year ended December 31, 1992           --          --          --        (1,235)      (1,235)
                                            ---------   ---------   ---------   ---------    ---------

Balance,  December 31, 1992                 5,000,000          50       1,800     (17,501)     (15,651)

Net loss, Year ended December 31, 1993           --          --          --        (6,775)      (6,775)
                                            ---------   ---------   ---------   ---------    ---------

Balance,  December 31, 1993                 5,000,000          50       1,800     (24,276)     (22,426)
                                            ---------   ---------   ---------   ---------    ---------

                                             (Continued)


              The accompanying notes are an integral part of the financial statements.


                                                 VEGA-ATLANTIC CORPORATION
                                              (An Exploration Stage Company)
                                            Statements of Stockholders' Equity
                                                       (Continued)

                                                                                       Deficit
                                                                                     Accumulated
                                                Common Stock                           During
                                         --------------------------     Paid - in    Development
                                            Shares        Amount         Capital        Stage         Total
                                            ------        ------         -------        -----         -----

Balance,  December 31, 1993                5,000,000             50          1,800       (24,276)       (22,426)

Net loss, Year ended December 31, 1994          --             --             --          (4,875)        (4,875)
                                         -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1994                 5,000,000             50          1,800       (29,151)       (27,301)

Shareholder forgiveness of accounts
  payable, April 17, 1995                       --             --           27,301          --           27,301

Sale of stock, May 8, 1995                   100,000              1        101,999          --          102,000

Net loss, year ended December 31, 1995          --             --             --         (95,574)       (95,574)
                                         -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1995                 5,100,000             51        131,100      (124,725)         6,426

Issuance of stock to purchase
  subsidiary, March 28, 1996               1,000,000             10           --            --               10

Net loss, quarter ended March 31, 1996          --             --             --         (23,357)       (23,357)
                                         -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1996                    6,100,000             61        131,100      (148,082)       (16,921)

Sale of Stock, May 6, 1996                    50,000              1         49,999                       50,000
Sale of Stock, May 8, 1996                   120,000              1        119,999                      120,000
Sale of Stock, May 13, 1996                   35,000                        35,000                       35,000
Sale of Stock, March 12, 1997              1,800,000             18        449,982                      450,000
Sale of Stock, April 15, 1997                250,000              3         49,997                       50,000

Issuance of Stock in repayment of
   Advances, March 12, 1997                  200,000              2         49,998                       50,000

Net loss, year ended March 31, 1997                                                   (1,089,810)    (1,089,810)
                                         -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1997                    8,555,000             86        886,075    (1,237,892)      (351,731)

Sale of Stock, March 13, 1998              3,000,000             30        449,970                      450,000
Sale of Stock, March 24, 1998              1,333,333             13        199,987                      200,000
Sale of Stock, March 25, 1998              1,306,667             13        195,987                      196,000
Sale of Stock, March 26, 1998                360,000              4         53,996                       54,000

Net loss, year ended March 31, 1998                                                     (712,457)      (712,457)
                                         -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1998                   14,555,000    $       146    $ 1,786,015   $(1,950,349)   $  (164,188)
                                         ===========    ===========    ===========   ===========    ===========



             The accompanying notes are an integral part of the financial statements.


                                        VEGA-ATLANTIC CORPORATION
                                     (An Exploration Stage Company)
                                   Statements of Stockholders' Equity
                                              (Continued)

                                                                                        Deficit
                                                                                      Accumulated
                                                  Common Stock                           During
                                             ------------------------     Paid - in    Development
                                               Shares        Amount        Capital       Stage          Total
                                               ------        ------        -------       -----          -----

 Balance,  March 31, 1998                    14,555,000           146     1,786,015    (1,950,349)      (164,188)

 Issuance of common shares in exchange           30,000          --           5,841          --            5,841
 for accounts payable ($.00001
 par per share, total $.195 per share

 Issuance of common shares in exchange
 for technology license agreement ($.00001
 par per share, total $.07 per share          1,500,000            15       104,985          --          105,000

 Issuance of common shares in exchange
 for profit sharing interest($.00001 par
 per share, total $.075 per share)              500,000             5        37,495          --           37,500

 Issuance of SEC Reg D-504 common
 shares for cash ($.00001 par per share,
 total $.20 per share)                        1,500,000            15       299,985          --          300,000

 Net loss, Year ended March 31, 1999               --            --            --      (1,003,701)    (1,003,701)
                                            -----------   -----------   -----------   -----------    -----------

 Balance, March 31, 1999                     18,085,000   $       181   $ 2,234,321   $(2,954,050)   $  (719,548)
                                            ===========   ===========   ===========   ===========    ===========





                The accompanying notes are an integral part of the financial statements.



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

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                               UNAUDITED CONDENSED
                          PROFORMA FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

Unaudited Condensed Proforma Balance Sheet - December 31, 1999           17

Unaudited Condensed Proforma Statements of Operations:

         For the Nine Months Ended December 31, 1999                     18

         For the Year Ended March 31, 1999                               19

Schedule of Assumptions and Explanatory Notes                           20-22



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

                                              18

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

                                       19

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

                               TUN RESOURCES INC.
                         (An exploration stage company)

                              FINANCIAL STATEMENTS

                 FOR THE FOUR MONTH PERIOD ENDED MARCH 31, 2000

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

              FOR THE PERIOD JANUARY 16, 1997 TO NOVEMBER 30, 1997

          FOR THE PERIOD JANUARY 10, 1994 (INCEPTION) TO MARCH 31, 2000








AUDITORS' REPORT                                                        24

BALANCE SHEETS                                                          25

STATEMENTS OF OPERATIONS AND DEFICIT                                    26

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)                         27

STATEMENTS OF CASH FLOW                                                 28

NOTES TO FINANCIAL STATEMENTS                                         29 - 32

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

                                                    25


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

                                                      27


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