Form 10QSB/A
period 1999-12-31
VEGA ATLANTIC CORP/CO
filed 2000-04-28
CIK 1097896

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

         Yes              No      X

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------




                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 1999

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Table of Contents                                                            3

Balance Sheet                                                                4

Statements of Operations                                                     5

Statements of Cash Flows                                                     6

Notes to Financial Statements                                             7 - 12


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