Form 10KSB40
period 2000-03-31
VEGA ATLANTIC CORP/CO
filed 2000-06-29
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-27845

                            VEGA-ATLANTIC CORPORATION
        (Exact name of small business issuer as specified in its charter)

         COLORADO                                                 84-1304106
(State or other jurisdiction of                                (I.R.S. Employer
incorporation of organization)                               Identification No.)

                       4600 South Ulster Street, Suite 240
                             Denver, Colorado 80237
                    (Address of Principal Executive Offices)

                                 (800) 721-0016
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending March 31, 2000): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2000: $8,073,555.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of June 21, 2000

Common Stock, $.00001 par value            21,446,000

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Vega-Atlantic Corporation, which currently trades on the OTC Bulletin Board under the symbol "VGAA" (referred to in this Form 10-KSB as "VGAA"), is primarily engaged in the business of exploration of gold and precious metals within the United States and worldwide. VGAA entered into a joint venture agreement with Geneva Resources, Inc., a Nevada corporation ("Geneva") pertaining to the joint exploration of gold and silver on 213 unpatented lode mining claims located in Camus County, in south-central Idaho (the "Vega Property"). VGAA also recently entered into an agreement with Golden Thunder Resources Ltd. for acquisition of an eighty percent (80%) interest in Tun Resources, Inc., a corporation organized under the laws of British Columbia ("Tun Resources"), pertaining to gold exploration and development projects. Tun Resources is the major stakeholder in two gold exploration and development joint ventures in the Yunnan Province of the Peoples Republic of China.

Business Operations of VGAA

     Vega Property

     VGAA owns a fifty-one percent (51%) interest in profits to be realized from the development of the 213 unpatented lode mining claims on the Vega Property. The Vega Property is comprised of 213 contiguous unpatented lode mining claims in Camus County, Idaho, comprising approximately 7 square miles.

     On March 28, 1998, VGAA entered into a joint venture agreement with Geneva pertaining to the joint exploration of gold and silver on the Vega Property (the "Joint Venture Agreement"). Under the terms of the Joint Venture Agreement, VGAA issued 500,000 shares of its restricted Common Stock to Geneva in exchange for the purchase of a future profit sharing interest in profits. Subsequent to the Joint Venture Agreement, Geneva transferred title to the mining claims located on the Vega Property via quitclaim deed to VGAA.

     Pursuant to the Joint Venture Agreement, VGAA is to conduct any work programs involving exploration of the mining claims on the Vega Property in amounts commensurate with the adopted minimum annual budget totals mutually agreed upon between VGAA and Geneva. Management of VGAA is solely responsible for compilation of the annual budget. Furthermore, in accordance with the terms of the Joint Venture Agreement, VGAA is to receive eighty percent (80%) of all net profits realized from the joint venture until its invested capital is repaid, and Geneva will receive twenty percent (20%) of all net profits. After the invested capital of VGAA has been repatriated, VGAA will then receive fifty-one percent (51%) of the net profits realized from the joint venture and Geneva will retain forty-nine percent (49%) of the net profits realized from the joint venture. Under the terms of the Joint Venture Agreement, Geneva is not responsible for payment of any costs of obligations associated with the Vega Property.

     On March 18, 1999, VGAA entered into a technology sub-license agreement with Geneva (the "Sub-License Agreement"). Pursuant to the Sub-License Agreement, VGAA acquired from Geneva a sub-license to utilize proprietary fire and chemical assay technology and related precious metals recovery processes, developed by AuRIC Metallurgical Laboratories LLC, of Salt Lake City, Utah ("AuRIC"), to carry out assay testing and chemical leach analysis of core samples to be derived from any drilling on the Vega Property.

     On September 27, 1999, however, International Gold Corporation, a Nevada corporation ("INGC"), on behalf of Intergold Corporation ("IGCO"), and Geneva initiated legal proceedings against AuRIC by filing a complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The complaint alleges various breaches of contract including, but not limited to, a technology license agreement dated March 17, 1999 between Geneva and AuRIC whereby AuRIC agreed to supply such proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology. The damages sought are alleged to exceed $10,000,000 and stem from reliance on assays and representations made by AuRIC.

     On October 8, 1999, INGC and Geneva filed an amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against AuRIC, and extended the scope of the proceedings to include Dames and Moore, an internationally recognized engineering and consulting firm, and certain individuals involved.

     On June 21, 2000, INGC and Geneva filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved.

     Pursuant to the Sub-License Agreement, VGAA acquired from Geneva the right to utilize AuRIC's proprietary fire and chemical assay technology and related precious metals recovery processes to carry out assay testing and chemical leach analysis of core samples to be derived from any subsequent drilling on the Vega Property. Management deems such proprietary technology crucial with respect to successful exploration of the Vega Property. The legal proceedings between INGC/Geneva and AuRIC/Dames & Moore stem primarily from the inability of AuRIC and Dames & Moore to transfer the proprietary technology to an independent source. As of the date of this Annual Report, the transfer of the proprietary technology is in question, and may never be transferred depending on the outcome of the legal proceedings.

     Management has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings. If, during the legal proceedings, the proprietary technology is proven to be valid and transferable, VGAA will ultimately receive from Geneva its contractual benefits under the Sub-License Agreement, and management intends to proceed at a future date with exploration of the Vega Property. If the proprietary technology is not transferable, and Geneva is unsuccessful in the outcome of the litigation and damages are not awarded, VGAA may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License agreement. See "Item 3. Legal Proceedings" for further discussion.

     Tun Resources Ltd. - Yuntong Sino Foreign Joint Venture and Lutong Sino Foreign Joint Venture Gold Projects

     On May 2, 2000, VGAA entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement, VGAA will (i) provide a total of $1,180,000 by August 15, 2000 to fund current Tun Resources joint venture projects, (ii) issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the approximate eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and an option to purchase the remaining twenty percent (20%), and (iii) be solely responsible for the future funding of Tun Resources and its joint ventures. As of the date of this Annual Report, VGAA has issued 1,600,000 shares of its restricted common stock to Golden Thunder and has provided approximately $490,000 of funds to Tun Resources. Tun Resources is the major stakeholder in two gold exploration and development Sino Foreign joint ventures in the Yunnan Province of China.

             Tun Resources Ltd. - Yuntong Sino Foreign Joint Venture

     Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Sino Foreign Joint Venture, which consists of a gold concession comprising approximately 30 square kilometers (the "Yuntong Joint Venture"). Management of VGAA believes that the gold concession contains approximately 4.2 to 4.6 g/t surface deposits with an approximate 100,000 ounce gold resource. As of the date of this Annual Report, detailed geological reports are in place including column leach testing. Tun Resources is preparing to begin mine construction of two surface gold heap leaching operations. Management of VGAA believes that such operations may result in the production of approximately 10,000 ounces of gold per annum from the two deposits. All mining production permits for this concession are in place and management of VGAA believes that such mining operations will commence during the fourth quarter of 2000.

     Moreover, the Yuntong Joint Venture has executed a definitive agreement to acquire two additional gold deposits which, when combined with the gold concession comprising approximately 30 square kilometers, management believes will have drilled indicated resources of approximately 803,000 ounces of gold. These two additional gold deposits adjoin the 30 square kilometer gold concession discussed above. Tun Resources plans to conduct due diligence, definition drilling and feasibility studies on these two gold deposits by approximately the beginning of the fourth quarter of 2000.

       Tun Resources Ltd. - Lutong Sino Foreign Cooperative Joint Venture

     Tun Resources also owns an approximate eighty percent (80%) joint venture interest in the Lutong Project, which consists of a gold exploration concession comprising approximately 100 square kilometers in the same province.

     Ailaoshan Gold Project

     On May 4, 2000, VGAA entered into a letter agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China (the "Letter Agreement"), whereby VGAA has the right to acquire an approximate 70% joint venture interest in the Ailaoshang gold concession and prospect with claims that include the Xiaoshuijing gold reserve located in the Chuxion Prefecture, Yunnan Province, China. Management anticipates that it will take approximately three months from the date of this Annual Report to conduct due diligence on the gold reserve by confirmation and test drilling, and expects geological reports to provide the basis for negotiation of the final terms of a Sino Foreign Cooperative joint venture agreement, should the due diligence warrant continuing such negotiations. According to the terms of the Letter Agreement, management anticipates that VGAA will invest up to $2,500,000 to expand the gold reserve and increase mine production and that the No. 1 Geological Brigade will contribute the property, exploration and mining rights, permits, land use rights and other work to date completed on the gold reserve.

     As of the date of this Annual Report, VGAA has engaged an independent professional geologist, Mr. David Taylor. Mr. Taylor recently conducted due diligence on the Xiaoshuijing gold reserve, which included a site visit on May 15 through May 17, 2000, confirmations and inspections, and review of all previous geological and development data. On June 16, 2000, Mr. Taylor issued an independent geological report regarding the Xiaoshuijing gold reserve. Management believes that the report concurs with VGAA's direction and current assessment activities to: (i) provide further capital investment in the mine and surrounding area to increase the quantity and category of reserves, (ii) increase current production to maximize the benefits of the economics of scale and the low-cost mining possible at Xiaoshuijing, and (iii) conduct further exploration on anomalous areas defined in the geochemical surveys. VGAA is continuing its due diligence of the Xiaoshuijing gold reserve.

     Lemachang Silver Project

     On March 27, 2000, VGAA entered into an agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China (the "Lemachang Agreement"), whereby VGAA will have the right to acquire a majority joint venture interest in the Lemachang silver mine. Management anticipates that it will take approximately three months from the date of this Annual Report to conduct due diligence on the silver mine, and expects geological reports to provide the basis for negotiation of the final terms of a joint venture agreement, should the due diligence warrant continuing such negotiations. Pursuant to the terms of the Lemachang Agreement, VGAA will provide up to $4,000,000 U.S. (subject to appraisal) to fund (i) acceleration of drilling on the Lemachang silver mine to expand the existing reserve, and (ii) undertake production engineering feasibility studies to ultimately increase production and output to an annual target of 1,000,000 ounces of metallic silver.

     The Lemachang silver mine is a producing three-year old silver mine located in the Ludian County Seat, Yunnan Province. Based on due diligence conducted by management of VGAA on the Lemachang silver mine, management believes that the Lemachang silver mine has a daily processing capacity of approximately 300 tonnes of ore, resulting in an annual potential production of approximately 600,000 ounces of silver. The Lemachang silver mine site includes a drill proven resource of approximately 13,000,000 ounces with an additional 27,000,000 ounces inferred resource. Global reserves for the entire exploration and mining lease of 5.26 km. length are put at 9,060,200 tones of ore at 221.99 g/tonne silver containing 2,011.3 tonnes of silver" (62,550,000 oz.). "This includes all categories of ore but is of course, primarily E (possible) reserves." Management of VGAA believes that the Lemachang silver mine and surrounding area's mineralization potential has not been fully ascertained.

     As of the date of this Annual Report, VGAA has engaged the services of Mr. David Taylor to also conduct due diligence on the Lemachang silver mine. Mr. Taylor recently conducted due diligence on the Lemachang silver mine, which included a site visit on May 9 through May 12, 2000, confirmations and inspections, and review of all previous geological data and the current mining area as well as the surrounding areas of geological interest to evaluate the geological resources of the silver deposit. On June 16, 2000, Mr. Taylor issued an independent geological report regarding the Lemanchang silver mine. Management believes that the report concurs with VGAA's direction and current assessment activities which include (i) upgrading mineral processing recovery of the mine, (ii) production of metallic silver at the mine site, (iii) impart western management techniques to current mine management, (iv) definitive drilling of ore blocks to upgrade reserve categories, and (v) identify large bodies of mineralization within the known surface and drill located occurrences, to be followed by further drilling. Management of VGAA is continuing its due diligence, reviewing financial information regarding the Lemachang silver mine and, if due diligence is completed to the satisfaction of management, future objectives are to increase mining of the Lemachang silver mine from 300 tonnes per day to 500 tonnes per day, with an anticipated annual production of 1,000,000 ounces.

Investment in Other Ventures

     VGAA's prospective acquisition of the majority joint venture interest in the Lemachang silver mine, based on satisfactory due diligence results, would be VGAA's first proposed business activity relating to non-gold precious metals interests. As of the date of this Annual Report, management is developing a diversified international resources exploration, development and production program. Management intends to focus VGAA's business activities on the operational and production aspects of gold and silver projects through its current and proposed joint venture interests, as well as resource-based diversification to other commodities and opportunities. Management believes that it is in the best interests of VGAA to diversify VGAA's business activities to avoid reliance on a single commodity.

ITEM 2. DESCRIPTION OF PROPERTIES

     Except as described above, VGAA does not own any other real estate or other properties. VGAA leases office space and its offices are located at 4600 South Ulster Street, Suite 240, Denver, Colorado 80237.

ITEM 3. LEGAL PROCEEDINGS

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC had entered into an agreement for services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for INGC's and IGCO's property. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability, as well as metallurgical recovery verification. IGCO subsequently entered into multiple work orders with Dames & Moore relating to a variety of services. Geneva and AuRIC entered into the License Agreement whereby AuRIC agreed to (i) supply the proprietary technology to Geneva, (ii) grant to Geneva a license to use such technology on adjacent claims and the right to sub-license the proprietary technology to VGAA for use on the Vega Property. VGAA and Geneva entered into the Sub-License Agreement whereby VGAA acquired from Geneva a sub-license to utilize AuRIC's proprietary information and related precious metals recovery processes on the Vega Property.

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for: (i) multiple breaches of contract relating to the establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to Geneva; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     On October 8, 1999, Geneva and INGC, on behalf of IGCO, amended its complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of IGCO, are based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     On June 21, 2000, INGC and Geneva filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva.

     As of the date of this Annual Report, the legal proceedings have not evolved to the point where potential damages have been evaluated, estimated or proven. Management believes that the legal proceedings will prove that the proprietary technology is either valid or invalid.

     If, during the legal proceedings, the proprietary technology is proven to be valid and transferable, then VGAA will ultimately receive from Geneva its contractual benefits under the Sub-License Agreement and proceed with exploration of the Vega Property at a future date. If the proprietary technology is proven to be invalid and not transferable, and INGC/Geneva are not successful in the outcome of the litigation and damages are not awarded, VGAA may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License Agreement by Geneva. However, if the proprietary technology is proven to be invalid and not transferable, and INGC/Geneva are successful in the outcome of the litigation, INGC/Geneva may then receive damages from AuRIC and Dames & Moore. Geneva's damages result primarily from its inability to transfer the proprietary technology to VGAA in accordance with the provisions of the Sub-License Agreement. Management believes that VGAA will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva. VGAA and Geneva have entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that VGAA may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of VGAA, VGAA will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of VGAA's shareholders through the solicitation of proxies or otherwise during fiscal year ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Vega-Atlantic Corporation's common stock is traded on the OTC Bulletin Board under the symbol "VGAA". The market for VGAA's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to VGAA's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                         FISCAL YEARS ENDED
                          --------------------------------------------------
                            MARCH 31, 2000                MARCH 31, 1999
                          --------------------------------------------------
                          HIGH BID    LOW BID           HIGH BID    LOW BID
                          --------------------------------------------------

First Quarter*             $0.23       $0.080             $1.00      $0.34
Second Quarter             $0.125      $0.040             $0.36      $0.10
Third Quarter              $0.35       $0.05              $0.19      $0.125
Fourth Quarter             $1.00       $0.125             $0.16      $0.080

*Figures represent first quarter as of June 30, 1999, second quarter as of September 30, 1999, third quarter as of December 31, 1999 and fourth quarter as of March 31, 2000. For first quarter ended June 30, 2000, the high bid and low bid were $0.68 and $0.18, respectively.

Holders

     As of May 30, 2000, VGAA had approximately 61 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of VGAA on its common stock. VGAA's losses do not currently indicate the ability to pay any cash dividends, and VGAA does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

VGAA Audited Financial Statements

     The following discussions of the results of operations and financial position of VGAA should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

     General

     As of the date of this Annual Report, VGAA has not generated revenues from operations. During the prior fiscal years, VGAA focused primarily on the exploration of the Vega Property and generated no revenues. During those prior fiscal years, VGAA relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. As of the date of this Annual Report, management has identified additional business opportunities, including Tun Resources, the Lemachang silver mine, and the Xiaoshuijing gold reserve, that it plans to pursue pertaining to the exploration of gold and silver. Management intends to continue its search for other business opportunities in any geographical area involving the exploration of gold and silver.

     Results of Operation

     For Fiscal Year Ended March 31, 2000 compared with Fiscal Year Ended March 31, 1999

     VGAA's net losses for fiscal year ended March 31, 2000 were approximately $1,091,711 compared to a net loss of approximately $1,213,701 for fiscal year ended March 31, 1999. During both fiscal years ended March 31, 2000 and 1999, respectively, VGAA recorded to income.

     During fiscal year ended March 31, 2000, VGAA recorded operating expenses of $968,968 compared to $1,180,597 of operating expenses recorded during fiscal year ended March 31, 1999. During fiscal year ended March 31, 2000, VGAA incurred exploration expenses for due diligence and payment of advances relating to Tun Resources and the Lemachang Agreement of $140,000 and $31,000, respectively, while operating expenses decreased during this period due to the expensing of $783,182 during fiscal year ended March 31, 1999 that VGAA paid pursuant to the Sub-License Agreement as research and development.

     Administrative expenses increased by $412,637 during fiscal year ended March 31, 2000 from the $338,013 incurred during fiscal year ended March 31, 1999 as compared to the $750,650 incurred during fiscal year ended March 31, 2000. The increase in administrative expenses was primarily due to the increase in overhead and administration expenses to $679,500 incurred during fiscal year ended March 31, 2000 as compared to $300,000 during fiscal year ended March 31, 1999. This increase is due primarily to increased scale and scope of overall activity. While VGAA incurred $679,500 of overhead and administration expenses, approximately $707,800 was paid to Investor Communications International, Inc. ("ICI") for amounts due and owing for managerial, administrative and financial services rendered and/or advances made, of which $706,000 was exchanged via debt settlement for shares of restricted Common Stock at $0.50 per share.

     VGAA and ICI entered into a two-year consulting services and management agreement dated April 1, 1999 whereby ICI will perform a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. See "Item 10. Executive Compensation - Compensation of Officers and Directors".

     Although VGAA has not and currently is not in the operational stage of generating revenues, the services provided by ICI increased during fiscal year ended March 31, 2000 and to date of this Annual Report include not only those services listed above related to exploration, administration, public company operations and maintenance of VGAA, but also involve the negotiation and consummation of the Acquisition Agreement relating to Tun Resources and the negotiation and due diligence of the Letter Agreement relating to the Ailaoshan joint venture and the Lemachang joint venture. Moreover, with commencement of the legal proceedings involving INGC/Geneva and AuRIC/Dames & Moore, ICI is continuously sourcing, identifying, investigating and negotiating new business opportunities to present to the board of directors of VGAA. Other services provided by ICI include securing of short-term advance financing and sourcing of private placement funding.

     Interest expense increased to $122,743 during fiscal year ended March 31, 2000 as compared to interest expense of $33,104 during fiscal year ended March 31, 1999. This substantial increase in interest expense is due primarily to accrual of interest on notes payable to Geneva Resources, Inc. and AuRIC Metallurgical Laboratories LLC relating to the Sub-License Agreement.

     As discussed above, the slight decrease in net loss during fiscal year ended March 31, 2000 as compared to fiscal year ended March 31, 1999 is attributable primarily to the expensing during fiscal year ended March 31, 1999 of research and development costs that VGAA incurred pursuant to the Sub-License Agreement, combined with offsetting administrative and interest expenses increases incurred during fiscal year ended March 31, 2000 as compared to fiscal year ended March 31, 1999. VGAA's net earnings (losses) during fiscal year ended March 31, 2000 were approximately ($1,091,711) or ($0.062) per common share compared to a net loss of approximately ($1,213,701) or ($0.083) per common share during fiscal year ended March 31, 1999. The weighted average number of diluted shares outstanding were 17,596,262 for fiscal year ended March 31, 2000 compared to 14,600,890 for fiscal year ended March 31, 1999.

     Liquidity and Capital Resources

     For Fiscal Year Ended March 31, 2000 and 1999

     VGAA's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should VGAA be unable to continue in operations.

     As of the date of this Annual Report, there is substantial doubt regarding VGAA's ability to continue as a going concern as VGAA has not generated sufficient cash flow to funds its business operations and material commitments. VGAA's future success and viability, therefore, are dependent upon VGAA's ability to successfully develop the lode mining claims and other joint ventures, and the continuing ability to generate capital financing. Management is optimistic that VGAA will be successful in its capital raising efforts; however, there can be no assurance that VGAA will be successful in raising additional capital. The failure to raise additional capital may have a material and adverse effect upon VGAA and its shareholders. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

     On March 1, 2000, VGAA commenced an offering to sell 5,000,000 shares of Common Stock at $0.25 per share, for an aggregate offering of $1,250,000. The securities are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and are therefore being offered pursuant to Regulation S to only non-residents of the United States. As of the date of this Annual Report, VGAA has received approximately $140,000 in proceeds from the sale of the securities. Management has used approximately 100% of the $140,000 proceeds received for VGAA's funding requirements pursuant to the terms of the Acquisition Agreement.

     Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $8,000,000 of financing designed to fund various commitments and business operations, which include the possible work programs designed for exploration of the Vega Property and the financial contractual commitments arising pursuant to acquisition of Tun Resources as well as other proposed acquisitions. From the date of this Annual Report, management believes that VGAA can satisfy its cash requirements for approximately the next four months based on its private placement offering and its ability to obtain advances from certain investors and related investors, if necessary.

     As of March 31, 2000, VGAA's current assets were $240,328 and its current liabilities were $1,018,624. As of March 31, 2000, the current liabilities exceeded current assets by $778,296. As of March 31, 1999, VGAA's current assets were $404 and its current liabilities were $857,452. As of March 31, 1999, the current liabilities exceeded current assets by $857,048.

     The increase in current assets in fiscal year ended March 31, 2000 was due primarily to an increase in cash and stock subscriptions receivable relating to VGAA's private placement offering.

     The increase in current liabilities in fiscal year ended March 31, 2000 was due primarily to an increase in accounts payable of $198,340 from $18,407 in fiscal year ended March 31, 1999 to $216,747 in fiscal year ended March 31, 2000, relating to increasing scale and scope of activities and joint venture prospects.

     Stockholders' Equity (deficit) decreased from ($857,048) for fiscal year ended March 31, 1999 to ($778,296) for fiscal year ended March 31, 2000.

     Unaudited Pro Forma Condensed Financial Statements

     Statements of Operations for Fiscal Years Ended March 31, 2000 and March 31,1999

     The pro forma statements of operations for fiscal years ended March 31, 2000 and 1999 reflect the statements of operation of VGAA and of Tun Resources. Pro forma adjustments have been made to give effect to these transactions as if they had occurred as of April 1, 1999 and April 1, 1998, respectively.

     For fiscal year ended March 31, 2000 and 1999, VGAA's net losses were approximately $1,091,711 and $1,213,701, respectively, and Tun Resources' net losses were approximately $203,325 and $82,000, respectively. Since future profits related to Tun Resources' joint venture interests could not be estimated until additional exploration is performed, the value of VGAA's joint venture investment has been impaired. Therefore, for fiscal year ended March 31, 2000 and 1999, VGAA would have recorded the impairment loss as an operating expense in the amount of $231,999 and $3,339,088, respectively, resulting in a proforma consolidated operating loss of $1,527,035 and $4,634,789, respectively. Proforma consolidated net losses during fiscal year ended March 31, 2000 would have been ($1,527,035) or ($0.075) per share compared to proforma consolidated net losses during fiscal year ended March 31, 1999 of ($4,634,789) or ($0.244) per share. The proforma weighted average number of consolidated common shares outstanding would have been 19,196,262 for fiscal year ended March 31, 2000 compared to 16,200,890 for fiscal year ended March 31, 1999.

     Liquidity and Capital Resources - Unaudited Pro forma Condensed Balance Sheet for Fiscal Year ended March 31, 2000

     As of March 31, 2000, VGAA's and Tun Resources' assets were $100,328 and $4675, respectively, resulting in proforma consolidated assets in the amount of $105,004. The joint venture investment would have been valued at $908,259, however, since any future profits relating to Tun Resources' joint venture interests could not be estimated until additional exploration is performed, VGAA would have fully impaired the value of its joint venture investment of $908,259. As of March 31, 2000, VGAA's and Tun Resources' liabilities were $1,018,624 and $140,000, respectively, resulting in proforma consolidated liabilities in the amount of $1,018,624. The intercompany liability of $140,000 has been eliminated.

     Material Commitments

     A significant and estimated commitment for VGAA for fiscal year April 1, 2000 through March 31, 2001 pertaining to contractual arrangements is VGAA's contractual funding obligations under the Acquisition Agreement. Pursuant to the terms of the Acquisition Agreement, VGAA will provide a total of $1,180,000 by August 15, 2000 to fund current Tun Resources joint venture projects. As of the date of this Annual Report, VGAA has provided approximately $640,000 of funds to Tun Resources.

     A significant and estimated commitment for VGAA for fiscal year 2001 pertaining to contractual arrangements and work orders is an amount not greater than $900,000 to ICI. The contractual arrangements between VGAA and ICI regarding compensation for services rendered for the day-to-day operations of VGAA are based on a fee not to exceed $75,000 per month based upon the performance of actual services rendered by ICI on an ongoing basis commensurate with the needs and requirements of VGAA for that particular month, including services related to exploration, administrative, public company operations, and maintenance.

     A significant and estimated commitment for VGAA for fiscal year 2001 are the promissory notes issued pursuant to the Sub-License Agreement. Pursuant to the terms and provisions of the Sub-License Agreement, VGAA issued promissory notes to both Geneva and AuRIC in the amount of $250,000, respectively. These are 3% interest bearing notes and are payable upon the transfer of the technology. However, there is a chance that the technology pursuant to the Sub-license Agreement may never be transferred, in which case, the INGC/Geneva legal proceedings may create a situation, if damages are awarded, whereby the outcome of said legal proceedings may lead to future possible awards for damages to the Company.

     A significant and estimated commitment for VGAA for fiscal year 2001 is the promissory note in the amount of $100,000 issued to Geneva pursuant to the Sub-License Agreement. The promissory note is convertible into 500,000 shares of VGAA's restricted Common Stock at the option of Geneva after October 15, 1999 at the rate of $0.20 per share. There are no conditions that will prevent or trigger the conversion of the promissory note by Geneva into shares of Common Stock nor is there any expiration date. As of the date of this Annual Report, VGAA has not made any payments of either principal or interest on the promissory note, nor has Geneva exercised its conversion rights.

     A significant and estimated commitment for VGAA for fiscal year 2001 is payment of the Federal annual mining claims maintenance fees in the approximate amount of $50,000 and the annual county fees in the approximate amount of $1,000 for the Vega Property.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

     Vega-Atlantic Corporation

     Independent Auditor's Report dated June 16, 2000.

     Balance Sheet for fiscal year ended March 31, 2000 and March 31, 1999.

     Statements of Operations for period from April 1, 1999 to March 31, 2000, period April 1, 1998 to March 31, 1999, and from inception (January 28,
     1987) to March 31, 2000.

     Statement of Cash Flow for period from April 1, 1999 to March 31, 2000, period April 1, 1998 to March 31, 1999, and from inception (January 28,
     1987) to March 31, 2000.

     Statements of Stockholders' Equity (Deficit) for years ended March 31, 1987 through fiscal year ended March 31, 2000.

     Notes to Financial Statements for March 31, 2000 and 1999.

     Vega-Atlantic Corporation
     Proforma Condensed Financial Statements

     Unaudited Proforma Condensed Balance Sheet for period ended March 31, 2000.

     Unaudited Proforma Condensed Statements of Operations for fiscal year ended March 31, 2000 and 1999.

     Unaudited Proforma Condensed Financial Statements Schedule of Assumption and Explanatory Notes.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2000


                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Balance Sheet                                                            F-3

Statements of Operations                                              F-4 - F-5

Statements of Cash Flow                                                  F-6

Statement of Stockholders' Equity                                     F-7 - F-9

Notes to Financial Statements                                        F-10 - F-19

                                               Johnson, Holscher & Company, P.C.
                                                    Certified Public Accountants




Stockholders and Board of Directors
Vega Atlantic Corporation


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the balance sheets of Vega Atlantic Corporation (the Company), as of March 31, 2000, and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2000 and 1999 and for the period from inception (January 28, 1987) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vega Atlantic Corporation as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999, and for the period from inception (January 28, 1987) to March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues from operations, has a working capital deficit of $778,296 and a stockholders' deficit of $778,296, which raises substantial doubt about its ability to continue as a going concern. The Company has established a plan to continue operations through additional stock offerings and advances as outlined in Note 1. The financial statements do not include any adjustments that might result if management's plan is unsuccessful.



/s/ Johnson, Holscher & Company, P.C.
-------------------------------------
Johnson, Holscher & Company, P.C.


Greenwood Village, Colorado
June 16, 2000


                                                  VEGA-ATLANTIC CORPORATION
                                               (An Exploration Stage Company)
                                                        Balance Sheets


                                                                                                      March 31,      March 31,
                                                                                                        2000           1999
                                                                                                     -----------    -----------
                                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                          $   100,328    $       279
  Stock subscriptions receivable                                                                         140,000           --
                                                                                                     -----------    -----------

    Total Current Assets                                                                                 240,328            279

OTHER
  Deposits                                                                                                  --              125
                                                                                                     -----------    -----------

      Total Assets                                                                                   $   240,328    $       404
                                                                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                                           $   216,747    $    18,407
  Advances from related parties                                                                          125,602        197,492
  Notes payable - Technology sublicense                                                                  600,000        569,446
  Directors fees payable                                                                                  47,767         40,267
  Accrued interest payable                                                                                28,508         31,840
                                                                                                     -----------    -----------

      Total Current Liabilities                                                                        1,018,624        857,452
                                                                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     20,000,000 shares authorized at March 31, 2000 and 1999
     0 shares issued and outstanding at March 31, 2000, and 1999                                            --             --
  Common stock $.00001 par value;
     500,000,000 shares authorized at March 31, 2000 and 1999; 560,000 and 0 shares subscribed and
     19,646,000 and 17,585,000 shares issued and outstanding at March 31, 2000 and 1999                      202            176
  Paid - in capital                                                                                    5,164,253      3,993,816
  Accumulated deficit through exploration stage                                                       (5,942,751)    (4,851,040)
                                                                                                     -----------    -----------

      Total Stockholders' Equity                                                                        (778,296)      (857,048)
                                                                                                     -----------    -----------

      Total Liabilities and Stockholders' Equity                                                     $   240,328    $       404
                                                                                                     ===========    ===========


                    See the accompanying summary of accounting policies and notes to financial statements.

                                                   VEGA-ATLANTIC CORPORATION
                                                (An Exploration Stage Company)
                                                   Statements of Operations

                                                                                                                     Inception
                                                                                                                    (January 28,
                                                                                                                      1987) to
                                                  For the 3 Months Ended Mar. 31,  For the 12 Months Ended Mar. 31,   March 31,
                                                         2000            1999           2000            1999            2000
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES
  Sales                                              $       --      $       --      $       --      $       --      $       --
                                                     ------------    ------------    ------------    ------------    ------------

      Total Revenues                                         --              --              --              --              --

COST OF SALES                                                --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

      Gross Profit                                           --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

EXPLORATION EXPENSES

  Research and development                                   --           783,182            --           783,182         783,182
  Claims maintenance fees                                    --              --            21,300          50,704          72,004
  Claims exploration services                              (2,145)           --             1,937            --             1,937
  Claims staking and mangement                               --              --             1,935           8,698          38,443
  Acquisition due dilligence (Impairment loss)             22,146            --            22,146            --            22,146
  Joint Venture Advances (Impairment loss)
    Luomachang                                             31,000            --            31,000            --            31,000
    Tun Resources                                         140,000            --           140,000            --           140,000
                                                     ------------    ------------    ------------    ------------    ------------

Total Exploration Expenses                                191,001         783,182         218,318         842,584       1,088,712

ADMINISTRATIVE EXPENSES

  Overhead and administration                             129,700          75,000         679,500         300,000       2,154,582
  Legal and accounting                                     14,157         (14,669)         22,551          21,097          87,756
  Transfer agent fees                                         750          (1,840)          1,550           6,085          14,120
  Director's fees                                           3,000           1,500           7,500           6,000          36,000
  Other administrative costs                               18,400          (6,907)         24,549           4,831         103,031
  Consultants                                              15,000            --            15,000            --            96,076
                                                     ------------    ------------    ------------    ------------    ------------

      Total Administrative Expenses                       181,007          53,084         750,650         338,013       2,491,565
                                                     ------------    ------------    ------------    ------------    ------------

Loss from Continued Operations                           (372,008)       (836,266)       (968,968)     (1,180,597)     (3,580,277)
                                                     ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
   Loss from discontinued operations of subsidiary
      Century Manufacturing, Inc.                            --              --              --              --        (1,787,000)

   Loss from Loan Advances to subsidiary, Century
      Manufacturing, Inc. written off                        --              --              --              --          (590,773)

   Gain on Disposal of subsidiary Century
      Manufacturing, Inc.                                    --              --              --              --           171,144
                                                     ------------    ------------    ------------    ------------    ------------

Net Loss from Discontinued Operations                        --              --              --              --        (2,206,629)
                                                     ------------    ------------    ------------    ------------    ------------

Net Loss from Operations                                 (372,008)       (836,266)       (968,968)     (1,180,597)     (5,786,906)
                                                     ------------    ------------    ------------    ------------    ------------


Table continues of following page.

                                                   VEGA-ATLANTIC CORPORATION
                                                (An Exploration Stage Company)
                                                   Statements of Operations
                                                          (Continued)
                                                                                                                     Inception
                                                                                                                    (January 28,
                                                                                                                      1987) to
                                                  For the 3 Months Ended Mar. 31,  For the 12 Months Ended Mar. 31,   March 31,
                                                         2000            1999           2000            1999            2000
                                                     ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest Income                                            --              --              --              --                 2
  Interest Expense                                        (36,848)        (10,989)       (122,743)        (33,104)       (155,847)
                                                     ------------    ------------    ------------    ------------    ------------

    Total Other Income (Expense)                          (36,848)        (10,989)       (122,743)        (33,104)       (155,845)
                                                     ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                           $   (408,856)   $   (847,255)   $ (1,091,711)   $ (1,213,701)   $ (5,942,751)
                                                     ============    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic                    $     (0.023)   $     (0.057)   $     (0.062)   $     (0.083)   $     (0.938)
                                                     ============    ============    ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                             17,630,297      14,813,333      17,596,262      14,600,890       6,337,417
                                                     ============    ============    ============    ============    ============




                   See the accompanying summary of accounting policies and notes to financial statements.

                                                  VEGA-ATLANTIC CORPORATION
                                               (An Exploration Stage Company)
                                                  Statements of Cash Flows
                                     Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                    Inception
                                                                                                                   (January 28,
                                                          For the 3 Months Ended      For the 12 Months Ended        1987) to
                                                                 Mar. 31,                     Mar. 31,               March 31,
                                                           2000           1999          2000           1999            2000
                                                      -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                           $  (408,856)   $  (847,255)   $(1,091,711)   $(1,213,701)   $(5,942,751)
  Adjustments to reconcile net (loss) to cash
  Non-cash loss on sale of subsidiary                         --             --             --             --        1,687,000
  Non-cash research and development expenses                  --          783,182           --          783,182        783,182
  Non-cash interest recognized through
       discount adjustment                                   4,304          1,264         30,554          1,264         31,818
  Non-cash stock issued in settlement of
         payables and for services                            --            5,841           --             --           84,992
    Changes in Assets and Liabilities
        Deposits                                               125           --              125           --             --
        Accounts payable                                   197,821        (30,131)       198,340        (24,265)       216,747
        Directors fees payable                               3,000          1,500          7,500          6,000         47,767
        Accrued interest payable                            32,544          9,725         92,189         31,840        124,029
                                                       -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities        (171,062)       (75,874)      (763,003)      (415,680)    (2,967,216)
                                                       -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates - net                           401,152       (224,000)     1,003,052        114,800      1,200,544
  Purchase of subsidiary                                      --             --             --             --         (100,000)
  Advance to Golden Cycle De Panama                         10,000           --             --             --             --
  Sale of stock, net of offering costs                        --          300,000           --          300,000      2,107,000
                                                       -----------    -----------    -----------    -----------    -----------

       Net Cash Flows Provided by
             Financing Activites                           411,152         76,000      1,003,052        414,800      3,207,544
                                                       -----------    -----------    -----------    -----------    -----------

Net increase in cash                                       240,090            126        240,049           (880)       240,328

Cash and cash equivalents -  Beginning of period               238            153            279          1,159           --
                                                       -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period              $   240,328    $       279    $   240,328    $       279    $   240,328
                                                       ===========    ===========    ===========    ===========    ===========

NON-CASH ACTIVITIES
   During 1987, 750,000 shares of common stock worth $850 were issued for services performed.
   During 1989, 8,500,000 shares of common stock with a value of $1,000 were issued for services performed.
   During 1996, Century Manufacturing, Inc. was purchased for $100,000 through an advance to Century and the issuance of 1,000,000 shares of common stock valued at $1,687,000.
   During 1997, a $50,000 advance from an affiliate was repaid through issuance of stock.
   During 1997, Century Manufacturing, Inc. was sold to related parties in exchange for reductions in advances from those parties.
   During the 1999 fiscal year, the Company issued 500,000 common shares in exchange for $75,000 in mining claims.
   During the 1999 fiscal year, the Company entered into $600,000 of loan agreements in exchange for a technology sub-license.
   During the 1999 fiscal year, the Company issued 1,000,000 shares of common stock worth $140,000 pursuant to a technology sub-license agreement.
   During the 2000 fiscal year, the Cmpany issued 2,061,000 shares of common stock worth $1,030,463 in settlement of advances.
   The Company has accrued interest expense of $124,029 on advances and notes, has recognized an additional $33,818 of interest through discount adjustments and has paid interest of $95,521 through the issuance of stock in settlement of advances.


                    See the accompanying summary of accounting policies and notes to financial statements.

                                   VEGA-ATLANTIC CORPORATION
                                (An Exploration Stage Company)
                              Statements of Stockholders' Equity
                                          (Continued)

                                                                             Deficit
                                                                            Accumulated
                                              Common Stock                    During
                                          --------------------   Paid - in  Exploration
                                           Shares      Amount     Capital     Stage         Total
                                         ---------   ---------   ---------   ---------    ---------
Issued for services performed,
  February 25 ($.0125 per share)            20,000   $       1   $     249   $    --      $     250

Issued for services performed,
  February 25 ($.02 per share)               5,000        --           100        --            100

Issued for services performed,
  February 25 ($.0007 per share)           725,000           7         493        --            500

Net Loss, Year ended December 31, 1987        --          --          --        (8,791)      (8,791)
                                         ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1987                 750,000           8         842      (8,791)      (7,941)

Net loss, Year ended December 31, 1988        --          --          --        (1,000)      (1,000)
                                         ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1988                 750,000           8         842      (9,791)      (8,941)

Issued for services performed,
  July 20 ($.0001 per share)             4,250,000          42         958        --          1,000

Net loss, Year ended December 31, 1989        --          --          --        (2,700)      (2,700)
                                         ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1989               5,000,000          50       1,800     (12,491)     (10,641)

Net loss, Year ended December 31, 1990        --          --          --          (875)        (875)
                                         ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1990               5,000,000          50       1,800     (13,366)     (11,516)

Net loss, Year ended December 31, 1991        --          --          --        (2,900)      (2,900)
                                         ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1991               5,000,000          50       1,800     (16,266)     (14,416)

Net loss, Year ended December 31, 1992        --          --          --        (1,235)      (1,235)
                                         ---------   ---------   ---------   ---------    ---------

Balance,  December 31, 1992              5,000,000          50       1,800     (17,501)     (15,651)

Net loss, Year ended December 31, 1993        --          --          --        (6,775)      (6,775)
                                         ---------   ---------   ---------   ---------    ---------

Balance,  December 31, 1993              5,000,000   $      50   $   1,800   $ (24,276)   $ (22,426)
                                         ---------   ---------   ---------   ---------    ---------


       See the accompanying summary of accounting policies and notes to financial statements.

                                         VEGA-ATLANTIC CORPORATION
                                      (An Exploration Stage Company)
                                    Statements of Stockholders' Equity
                                               (Continued)


                                                                                           Deficit
                                                                                         Accumulated
                                                   Common Stock                            During
                                             --------------------------     Paid - in    Exploration
                                                Shares         Amount        Capital        Stage          Total
                                             -----------    -----------    -----------   -----------    -----------
Balance,  December 31, 1993                    5,000,000    $        50    $     1,800   $   (24,276)   $   (22,426)

Net loss, Year ended December 31, 1994              --             --             --          (4,875)        (4,875)
                                             -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1994                     5,000,000             50          1,800       (29,151)       (27,301)

Capital Contribution from Shareholder,
  April 17, 1995                                    --             --           27,301          --           27,301

Sale of stock, May 8, 1995
  ($.00001 par per share, $1.02 per share)       100,000              1        101,999          --          102,000

Net loss, year ended December 31, 1995              --             --             --         (95,574)       (95,574)
                                             -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1995                     5,100,000             51        131,100      (124,725)         6,426

Issuance of stock to purchase subsidiary,
  March 28, 1996 ($.00001 par per share,
  $1.687 per share)                            1,000,000             10      1,686,990          --        1,687,000

Net loss, quarter ended March 31, 1996              --             --             --         (23,357)       (23,357)
                                             -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1996                        6,100,000             61      1,818,090      (148,082)     1,670,069

Sale of Stock, May 6, 1996                        50,000              1         49,999                       50,000
Sale of Stock, May 8, 1996                       120,000              1        119,999                      120,000
Sale of Stock, May 13, 1996                       35,000                        35,000                       35,000
Sale of Stock, March 12, 1997                  1,800,000             18        449,982                      450,000
Sale of Stock, April 15, 1997                    250,000              3         49,997                       50,000

Issuance of Stock in repayment of
   Advances, March 12, 1997                      200,000              2         49,998          --           50,000

Net loss, year ended March 31, 1997                 --             --             --      (2,776,800)    (2,776,800)
                                             -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1997                        8,555,000             86      2,573,065    (2,924,882)      (351,731)

Sale of Stock, March 13, 1998                  3,000,000             30        449,970                      450,000
Sale of Stock, March 24, 1998                  1,333,333             13        199,987                      200,000
Sale of Stock, March 25, 1998                  1,306,667             13        195,987                      196,000
Sale of Stock, March 26, 1998                    360,000              4         53,996                       54,000

Net loss, year ended March 31, 1998                 --             --             --        (712,457)      (712,457)
                                             -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1998                       14,555,000    $       146    $ 3,473,005   $(3,637,339)   $  (164,188)
                                             -----------    -----------    -----------   -----------    -----------


             See the accompanying summary of accounting policies and notes to financial statements.

                                            VEGA-ATLANTIC CORPORATION
                                         (An Exploration Stage Company)
                                       Statements of Stockholders' Equity
                                                  (Continued)

                                                                                             Deficit
                                                                                            Accumulated
                                                         Common Stock                         During
                                                  -------------------------    Paid - in    Exploration
                                                     Shares        Amount       Capital        Stage          Total
                                                  -----------   -----------   -----------   -----------    -----------
Balance,  March 31, 1998                           14,555,000   $       146   $ 3,473,005   $(3,637,339)   $  (164,188)

Issuance of common shares in exchange
for $5,841 ofaccounts payable, Jan. 15, 1999
($.00001 par per share, total $.195 per share)         30,000          --           5,841          --            5,841

Issuance of common shares in exchange
for technology license agreement, Mar. 15, 1999
($.00001 par per share, total $.14 per share)
  valued at market price at date of issuance        1,000,000            10       139,990          --          140,000

Issuance of common shares in exchange
for profit sharing interest, March 28, 1999
($.00001 per share, total $.15 per share)
  valued at market price at date of issuance          500,000             5        74,995          --           75,000

Issuance of SEC Reg D-504 common
shares for cash, March 31, 1999 ($.00001 par
per share, total $.20 per share)                    1,500,000            15       299,985          --          300,000

Net loss, Year ended March 31, 1999                      --            --            --      (1,213,701)    (1,213,701)
                                                  -----------   -----------   -----------   -----------    -----------

Balance, March 31, 1999                            17,585,000           176     3,993,816    (4,851,040)      (857,048)

Issuance of common shares in settlement of
advances payable, March 29, 2000 ($.00001 par
per share, total $.50 per share)                    2,061,000            20     1,030,443          --        1,030,463

Stock subscription for Reg S common
shares ($.00001 par per share, total $.25
 per share)                                           560,000             6       139,994          --          140,000

Net loss, Year ended March 31, 2000                      --            --            --      (1,091,711)    (1,091,711)
                                                  -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2000                            20,206,000   $       202   $ 5,164,253   $(5,942,751)   $  (778,296)
                                                  ===========   ===========   ===========   ===========    ===========


                    The accompanying notes are an integral part of the financial statements.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Vega-Atlantic Corporation (the Company) was incorporated on January 28, 1987 under the laws of the State of Colorado. The Company is an exploration stage company.

          During 1999, the Company exchanged 500,000 restricted common shares for a profit sharing interest in 213 unpatented lode-mining claims located in the State of Idaho (Note 2). The exploration and development of these claims had formed the basis of the Company's operations. The Company is now attempting to expand its operations into other geographical areas and other precious metals (Note 11).

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

          Going Concern and Continued Operations
          --------------------------------------

          As of March 31,2000, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated any revenues from operations, has a working capital deficit of $778,296, and a stockholders' deficit of $778,296. The Company's successful financial operations and movement into an operating basis are contingent on the development of the lode mining claims, or other joint ventures detailed in Note 11, and the continuing ability of generating capital financing. The Company intends to finance operations for the next twelve months through additional common stock offerings and advances.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Earnings Per Share
          ------------------

          As of March 31, 2000, there were no warrants or stock options granted that would affect the earnings per share calculation. The Company had notes payable that could be converted into 500,000 shares of common stock. The conversion of the notes would have an anti-dilutive effect, therefore, the Company has presented only the basic earnings per share calculation. The basic earnings per share calculation has been adjusted for the one for two reverse stock split occurring in 1995.

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

          On March 26,1998, the Company issued 6,000,000 shares of common stock for $900,000 pursuant to a private placement offering.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 2:   STOCKHOLDERS' EQUITY (continued)

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

          On March 28, 1999, the Company entered into a Joint Venture Agreement with Geneva (Note 3). This agreement required the issuance of 500,000 common shares to Geneva. The shares were valued at the trading value as of the date of issuance, or $75,000.

          On March 1, 2000 the Company offered 5,000,000 shares of common stock via a Reg. S offering. The Company is offering 5,000,000 restricted common shares at $0.25 per share. The Company intends to raise $1,250,000 from the offering. As of March 31, 2000, the Company has received subscriptions for 560,000 shares of this issuance. The Company received the $140,000 related to this subscription during May of 2000.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 2:   STOCKHOLDERS' EQUITY (continued)

          On March 29, 2000 the Company authorized the execution of agreements for the settlement of advances and accrued interest payable through the issuance of common stock. The Company settled advances and associated accrued interest totaling $1,030,463 at $.50 per share, which represents a 10% discount on the value of the common stock as of March 29, 2000, for a total of 2,061,000 shares.

          Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

NOTE 3:   INVESTMENT IN PROFIT SHARING INTEREST

          On March 28,1999, Geneva Resources, Inc. entered into a profit sharing agreement with the Company. Under terms of the agreement, Geneva received 500,000 restricted shares of common stock in the Company in exchange for the sale of a future profit sharing interest. The Company will be responsible to provide all funding and will be the operating partner. The Company will initially retain 80% of the profits resulting from the agreement. After the Company is repaid all of its invested capital, the profit distribution will be 51% to the Company and 49% to Geneva Resources, Inc. There are 213 unpatented lode-mining claims that form the subject of this arrangement known as the Vega Claims. As of March 31, 2000 there were no jointly controlled assets pursuant to the agreement. The profit sharing interest was recorded as a research and development expense for the year ended March 31, 1999.

          As the lode mining claims are developed, the equity method of accounting will be utilized to account for the joint venture agreement with Geneva. The Company will have majority accounting control over the development of the claims. As of March 31, 2000, no profit had been generated by the development of the claims. During the fourth quarter of the year ended March 31, 2000 the Company ceased exploration of the lode-mining claims comprising the profit sharing agreement (see Note 10).


NOTE 4:   TECHNOLOGY SUBLICENSE AGREEMENT

          In March of 1999, the Company entered into a definitive sub-license agreement with Geneva Resources, Inc. ("Geneva"), to utilize assay and metallurgical technology, know-how, and rights to technological processes developed for the Blackhawk mineralization by AuRIC Metallurgical Laboratories, Inc. ("AuRIC"). This sub-license is for non-exclusive use in the Company's Vega Claim area in the State of Idaho for a period not less than 40 years. Pursuant to this agreement, the Company issued a $100,000 convertible promissory note to Geneva Resources, Inc. and the Company also issued 1,000,000 restricted common shares to AuRIC. The promissory note bears interest at 8% per annum and is convertible into 500,000 common shares at the sole option of the holder at any time after October 15, 1999. Pursuant to the same agreement the Company also issued non-convertible promissory notes to

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 4:   TECHNOLOGY SUBLICENSE AGREEMENT (continued)

          both Geneva and AuRIC in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology. As these notes bear interest below market value, the Company has used an imputed interest rate of 10%. The imputed value of these notes at issuance was $234,091 to each company.

          As of March 31, 2000 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology was to occur after completion of pilot scale testing. The technology was scheduled for transfer during 1999. The Company has expensed the amounts paid pursuant to the agreement as research and development expense. Transfer of the technology or any settlement thereto will be contingent on the outcome of the lawsuit described in Note 10.


NOTE 5:   IMPAIRMENT LOSSES

          During the period from January 1, 2000 to March 31, 2000 the Company incurred due diligence expenses related to the proposed acquisitions described in Note 11 and also advanced funds to the various parties. These advances will be deducted from the total purchase price of the joint venture interests should the Company proceed with the acquisitions. These costs would normally be capitalized as an investment in the joint venture interest, however, as any future cash flows from the joint venture interests cannot be quantified, the Company expensed costs totaling $193,416 as an impairment loss.

NOTE 6:   ADVANCES AND NOTES PAYABLE

          Advances and Notes Payable are comprised of the following:

          Advances
          --------
                                                              2000
                                                              ----

            Alexander Cox                                   $114,602
            Brent Pierce                                      11,000
                                                            --------
            Total Advances                                  $125,602
                                                            ========


          All advances are payable on demand and bear 10% simple interest. There is $192 of accrued interest on the advances as of March 31, 2000.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 6:   ADVANCES AND NOTES PAYABLE (continued)

          Notes Payable
          -------------

            To Geneva Resources, Inc. bearing interest at 8% per
            annum. The note is convertible into 500,000 shares of
            common stock at the sole option of the holder at any
            time after October 15, 1999. The note is payable on
            demand.                                                   $ 100,000

            To AuRIC Metallurgical Laboratories, LLC, bearing
            interest at 3% per annum, simple interest on the
            average monthly balance outstanding. The note is
            dated March 18, 1999 and has no stated maturity date.       250,000

            To Geneva Resources, Inc., bearing interest at 3% per
            annum, simple interest on the average monthly balance
            outstanding. The note is dated March 18, 1999 and has
            no stated maturity date.                                    250,000
                                                                      ---------

            Total Notes Payable                                       $ 600,000
                                                                      =========



          Accrued interest on the notes payable as of March 31, 2000 amounted to $28,316.

NOTE 7:   INCOME TAXES

          The Company has incurred financial losses for each year since inception. At December 31, 1998 and 1999, the Company's tax year end, the Company had accumulated losses of $2,268,539 and $5,533,895, respectively. As a result of these operating loss carry forwards, the Company generated deferred tax assets of approximately $771,303 and $1,881,524, respectively, which expire between the years 2003 and 2020. Deferred tax assets resulting from these carryforwards were as follows:

                                                   12/31/98       12/31/99
                                                   --------       --------
            Deferred tax assets                  $   771,303    $ 1,881,524
            Less:  Valuation allowance              (771,303)    (1,881,524)
                                                 -----------    -----------
                                                 $       -0-    $       -0-
                                                 ===========    ===========


NOTE 8:   RELATED PARTY TRANSACTIONS

          The Company has had various transactions with related parties, which have been recorded in the financial statements. These transactions have resulted primarily in notes or advances payable to the various related parties.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 9:   MANAGEMENT SERVICES AGREEMENT

          The Company has entered into a management services agreement with Investor Communications International, Inc. ("Investor Communications") to provide management of the day-to-day operations of the Company. The management services agreement requires up to $75,000 per month for services rendered. This contract runs from April 1, 1999 through March 31, 2001.

          The director and President of the Company is a part of the management team provided by Investor Communications.


NOTE 10:  CONTINGENCIES

          On October 8, 2000, Intergold Corporation ("IGCO"), its wholly owned subsidiary, International Gold Corporation ("IGC"), and Geneva Resources, Inc. initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva are to be determined in court. The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. IGCO/IGC/Geneva also alleges there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. This legal proceeding affected the timing of technology to be transferred from Geneva to the Company that was scheduled initially before the end of 2000. There is a chance that the technology may never be transferred. Subsequent to December 31, 1999, the Company ceased exploration of the lode-mining claims comprising the profit sharing agreement.


NOTE 11:  POTENTIAL ACQUISITIONS

          Golden Cycle de Panama, Inc. ("Golden Cycle"): On November 11, 1999, the Company entered into a letter of intent with Golden Cycle regarding acquisition of 100% of the issued and outstanding shares of Golden Cycle (the "Letter of Intent"). Golden Cycle owns a gold concession consisting of approximately 11.58 square miles in the northern province of Veraguas, Conception River Area, in the Republic of Panama. As of April 5, 2000, the Company does not consider Golden Cycle a probable acquisition and has terminated discussions with Golden Cycle regarding its acquisition based upon the results of the Company's due diligence.

          80% interest in Tun Resources Inc.: On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources. Under the terms of the proposed agreement, the Company would pay $1,180,000 and issue

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 11:  POTENTIAL ACQUISITIONS (continued)

          1,600,000 shares of its restricted common stock to Golden Thunder. Tun Resources is the major stakeholder in two gold exploration and development joint ventures in the Yunnan Province of China. Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Project, which consists of a gold concession comprising approximately 30 square kilometers. Tun Resources also owns an approximate eighty percent (80%) joint venture interest in the Lutong Project, which consists of a gold exploration concession comprising approximately 100 square kilometers in the same province.

          On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in issued and outstanding shares of Tun Resources Inc. The Company has completed its due diligence efforts and is proceeding with funding initiatives pursuant to Tun Resources' two majority owned gold exploration and development joint ventures in the Yunnan Province of China. The 80% interest in Tun Resources is purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 and the 1,600,000 restricted shares in the capital of the Company. Vega-Atlantic Corporation also received the option to purchase the remaining 20% of Tun Resources at fair market value.

          Lemachang Silver Mine Joint Venture: On March 27, 2000, the Company entered into an agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, Peoples Republic of China ("PRC") to acquire via joint venture, majority control in the producing Lemachang silver mine, located in the Ludian County Seat, Yunnan Province of the PRC.

          The Lemachang silver mine is only three years old, has processing capacity of 300 tonnes of ore per day to produce approximately 600,000 ounces per year of silver, and includes a drill proven resource of 13 million ounces, with an additional 27 million ounce inferred resource. Other areas drilled support a further approximate 23 million ounce inferred resource over a 4.6 km section. The exploration area's mineralization potential has not been fully ascertained, and the Company plans to conduct drilling, and test work to verify these resources.

          Under terms of the agreement, the Company will invest up to US $4 million (subject to appraisal and due diligence) to increase production, expand reserves, and improve overall silver recovery. The joint venture plans to accelerate drilling to expand the existing reserve and undertake production engineering feasibility studies to increase production and output to a target of 1,000,000 oz of metallic silver per year. Until the completion of all due diligence, the Company will not consider the acquisition probable.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 12:  SUBSEQUENT EVENTS

          Employee Stock Option Plan: On May 1, 2000, the shareholders of the Company as represented by 51% of the issued and outstanding common shares of the Corporation voted to approve the creation of an employee stock option plan. The plan extends for a 10-year term and consists of 2,000,000 share options at $0.25 per share.

          Ailaoshang Joint Venture Proposal: On May 4, the Company entered into an agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, Peoples Republic of China ("No. 1 Geological Brigade") whereby the Company has the right to acquire via joint venture a 70% interest in the Ailaoshang gold concession and prospect with claims that include the "Xiaoshuijing" 350,000 ounce gold resource located in the Chuxion Prefecture, Yunnan Province, PRC.

          The Company will conduct due diligence on the property by confirmation and test drilling, and expect geological reports to provide the basis for negotiation of final terms of a definitive Sino-Foreign Cooperative joint venture agreement. Upon confirmations of further due diligence, the Company will invest up to US $2.5 million to expand the reserves and increase mine production. The No. 1 Geological Brigade will contribute the Ailaoshang property, exploration and mining rights, permits, land use rights, and other work to date completed on the Ailaoshang property. Until the completion of all due diligence, the Company will not consider the acquisition probable.

          The Xiaoshuijing property is located approximately 150 km northwest of the Company's Tun Resources Inc.'s Yuntong JV 100,000 ounce gold property. The 45 km highway from Chuxiong City via Xineun Town provides access to the Xiaoshuijing area. The geological resource is located in mid-high mountainous area approximately 1,500 to 2,000 m in elevation. Work conducted recently by the No. 1 Geological Brigade indicates peripheral gold occurrences located could increase future gold resources. Mining operations are limited at present as further heap leach mine testing is in process. Current mining activities operate during the dry season from approximately October to May each year. The Xiaoshuijing property has been mined on a small scale since 1993.

          Assignment Agreement: On May 8, 2000, the Company executed an assignment agreement that transferred and conveyed the potential claims and causes of action that the Company may have in connection with the Sub-license Agreement with Geneva Resources, Inc. (Notes 4, 6, and 10). If amounts are recovered by the lawsuit initiated by International Gold Corporation and Geneva Resources, Inc., the Company will receive the equivalent pro rata share of the potential settlement in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. The Company has made this assignment to Geneva Resources, Inc.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 12:  SUBSEQUENT EVENTS (continued)

          Frankfurt Exchange Listing: On May 26, 2000, the Company announced that its securities are now available through the Frankfurt Stock Exchange ("FWB") in Germany. The Company's trading symbol on the Frankfurt exchange is "VGA".

          Shares issued for Debt: On May 29, 2000, the Company issued 200,000 shares for outstanding debt of the Corporation in the amount of $15,000.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                               UNAUDITED CONDENSED
                          PROFORMA FINANCIAL STATEMENTS


                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----

Unaudited Condensed Proforma Balance Sheet - March 31, 2000              F-21

Unaudited Condensed Proforma Statements of Operations:

     For the Year Ended March 31, 2000                                   F-22

     For the Year Ended March 31, 1999                                   F-23

Schedule of Assumptions and Explanatory Notes                        F-24 - F-26


                                    VEGA ATLANTIC CORPORATION
                                 (An Exploration Stage Company)

                           UNAUDITED PROFORMA CONDENSED BALANCE SHEETS

                                         March 31, 2000


                                                 Vega           Tun                      Consolidated
                                               Atlantic      Resources      Proforma        Balance
                                             Corporation        Inc.       Adjustments       Sheet
                                             -----------    -----------    -----------    -----------
Assets
      Current Assets
           Cash and Cash Equivalents         $   100,328    $     4,675    $      --      $   105,003
      Other Assets
           Advances Receivable                      --             --             --             --
           Other Assets                             --                1           --                1
           Goodwill                                 --             --          908,259        908,259
           Impairment Loss on Goodwill              --             --         (908,259)      (908,259)
                                             -----------    -----------    -----------    -----------

Total Assets                                 $   100,328    $     4,676    $      --      $   105,004
                                             ===========    ===========    ===========    ===========

Liabilities and Stockholders' Equity
      Liabilities
           Current Liabilities               $ 1,018,624    $   140,000    $  (140,000)   $ 1,018,624
      Minority Interest                                                       (208,717)      (208,717)
      Stockholders' Equity
           Common Stock                              196              1             15            212
           Paid in Capital                     5,024,259      4,428,861     (3,628,877)     5,824,243
           Accumulated Deficit through
              Exploration Stage               (5,942,751)    (4,564,186)     3,977,579     (6,529,358)
                                             -----------    -----------    -----------    -----------

Total Liabilities and Stockholders' Equity   $   100,328    $     4,676    $      --      $   105,004
                                             ===========    ===========    ===========    ===========




                        See Schedule of Assumptions and Explanatory Notes.

                                             F-21

                                     VEGA ATLANTIC CORPORATION
                                  (An Exploration Stage Company)

                       UNAUDITED PROFORMA CONDENSED STATEMENTS OF OPERATIONS

                                 For the Year Ended March 31, 2000


                                        Vega             Tun                        Consolidated
                                      Atlantic        Resources       Proforma        Operating
                                    Corporation          Inc.        Adjustments      Statement
                                    ------------    ------------    ------------    ------------
Operating Expenses                  $   (968,968)   $   (203,325)   $   (231,999)   $ (1,404,292)
                                    ------------    ------------    ------------    ------------

Operating Loss                          (968,968)       (203,325)       (231,999)     (1,404,292)

Other Expenses
      Interest Expense                  (122,743)           --              --          (122,743)
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,091,711)   $   (203,325)   $   (231,999)   $ (1,527,035)
                                    ============    ============    ============    ============

Distribution of Net Loss:
      To Controlling Interest       $ (1,091,711)   $   (162,660)   $   (185,599)   $ (1,439,970)
      To Minority Interest                  --           (40,665)        (46,400)        (87,065)
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,091,711)   $   (203,325)   $   (231,999)   $ (1,527,035)
                                    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic   $     (0.062)   $   (101,663)                   $     (0.075)
                                    ============    ============                    ============

Weighted Average Number of
      Common Shares Outstanding       17,596,262               2       1,599,998      19,196,262
                                    ============    ============    ============    ============


                        See Schedule of Assumptions and Explanatory Notes.

                                            F-22

                                     VEGA ATLANTIC CORPORATION
                                  (An Exploration Stage Company)

                          UNAUDITED PROFORMA CONDENSED STATEMENT OF OPERATIONS

                                 For the Year Ended March 31, 1999


                                       Vega             Tun                          Consolidated
                                     Atlantic        Resources       Proforma         Operating
                                    Corporation         Inc.        Adjustments       Statement
                                    ------------    ------------    ------------    ------------
Operating Expenses                  $ (1,180,597)   $    (82,000)   $ (3,339,088)   $ (4,601,685)
                                    ------------    ------------    ------------    ------------

Operating Loss                        (1,180,597)        (82,000)     (3,339,088)     (4,601,685)

Other Expenses
      Interest Expense                   (33,104)           --              --           (33,104)
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,213,701)   $    (82,000)   $ (3,339,088)   $ (4,634,789)
                                    ============    ============    ============    ============

Distribution of Net Loss:
      To Controlling Interest       $ (1,213,701)   $    (65,600)   $ (2,671,270)   $ (3,950,571)
      To Minority Interest                  --           (16,400)       (667,818)       (684,218)
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,213,701)   $    (82,000)   $ (3,339,088)   $ (4,634,789)
                                    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic   $     (0.083)   $    (82,000)                   $     (0.244)
                                    ============    ============                    ============

Weighted Average Number of
      Common Shares Outstanding       14,600,890               1       1,599,999      16,200,890
                                    ============    ============    ============    ============


                        See Schedule of Assumptions and Explanatory Notes.

                                            F-23

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 1:   PROPOSED ACQUISITION

          Pursuant to a letter of intent dated January 10, 2000, Vega Atlantic Corporation ("the Company") has agreed to a proposed acquisition from Golden Thunder Resources, Ltd. ("Golden Thunder") of an 80% interest in Tun Resources, Inc. ("Tun Resources"). The Company will also receive a two-year option to purchase the remaining 20% of Tun Resources at fair market value. In exchange for the acquisition, the Company is required to issue to Golden Thunder 1,600,000 Rule 144 common shares of the Company as of the closing date of the acquisition. The Company is required to make a total of $1,180,000 in capital contributions to Tun Resources by August 15, 2000. The proposed acquisition, which was consummated May 1, 2000, will be shown using the purchase method.

NOTE 2:   SIGNIFICANT ASSUMPTIONS

          The March 31, 2000 balance sheets and Company's Statements of Operations for the years ended March 31, 2000 and 1999 have been audited. The Statement of Operations presented for Tun Resources for the year ended March 31, 1999 is management prepared. All management prepared financial statements contain all normal and recurring adjustments required to present the financial information on a basis consistent with the presentation of the Company's annual audited financial statements.

          Proforma Balance Sheets
          -----------------------

          The proforma balance sheets reflect the balance sheets of the Company and Tun Resources, Inc. as of March 31, 2000. The consolidated balance sheet is presented as if the acquisition had occurred on March 31, 2000.

          Proforma Statements of Operations
          ---------------------------------

          The proforma statements of operations for the years ended March 31, 2000 and 1999 reflect the statements of operations of the Company and of Tun Resources, Inc. Proforma adjustments have been made to give effect to these transactions as if they had occurred as of April 1, 1999 and April 1, 1998, respectively.

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 3:   PROFORMA ADJUSTMENTS

          Proforma Balance Sheets
          -----------------------

          The Company has adjusted the balance sheet for the issuance of 1,600,000 common shares to Golden Thunder for the acquisition of the 80% interest in Tun Resources. The proforma balance sheet assumes the closing occurred effective March 31, 2000. The Company's $.00001 par common stock was valued at $60,000 based on the market price of $.50 per share on March 31, 2000.

          At March 31, 2000, Tun Resources had assets of $4,676, current liabilities of $140,000 and a stockholders' deficit of $135,324. Twenty percent of the stockholders' deficit ($27,065) is attributable to the minority interest. The Company has recorded a joint venture investment of $908,259. As any future profits related to Tun Resources's joint venture interests cannot be estimated until additional exploration is performed, the Company has fully impaired the value of its joint venture investment.

          The $908,259 impairment loss has been allocated $181,652 to the minority interest and $726,607 to "Deficit Accumulated During the Exploration Stage".

          The $140,000 current liability is an intercompany loan. As future profits from the joint venture interests cannot be estimated until additional exploration is performed, the Company had impaired the value of the intercompany receivable. The $140,000 has been eliminated through the reduction of the intercompany payable and the recognition of $140,000 of income to offset the original impairment loss taken by the Company.

          Proforma Statement of Operations
          --------------------------------

          The Company has adjusted the March 31, 2000 statement of operations for the impairment of its joint venture interests. The Company initially recorded its joint venture interests at $231,999 on the acquisition of Tun Resources, Inc. As any future profits related to Tun Resource's joint venture interests cannot be estimated until additional exploration is performed, the value of the joint venture interests has been impaired. An adjustment for the $231,999 impairment loss has been recorded as an operating expense.

          Assuming the acquisition took place April 1, 1999 for the March 31, 2000 statement of operations, the Company would have an additional 1,600,000 shares outstanding for the entire period. The two Tun Resources shares outstanding would be eliminated due to the consolidation. The earnings per share of the consolidated company reflect only the net losses applicable to the controlling interest.

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS
                  SCHEDULE OF ASSUMPTIONS AND EXPLANTORY NOTES


NOTE 3:   PROFORMA ADJUSTMENTS (continued)

          The Company has adjusted the March 31, 1999 statement of operations for the impairment of its joint venture interests. The Company initially recorded its joint venture interests at $3,339,088 on the acquisition of Tun Resources, Inc. As any future profits related to Tun Resource's joint venture interests cannot be estimated until additional exploration is performed, the value of the joint venture interests has been impaired. An adjustment for the $3,339,099 impairment loss has been recorded as an operating expense.

          Assuming the acquisition took place April 1, 1998 for the March 31, 1999 statement of operations, the Company would have an additional 1,600,000 shares outstanding for the entire period. The only Tun Resources share outstanding would be eliminated due to the consolidation. The earnings per share of the consolidated company reflect only the net losses applicable to the controlling interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of VGAA are as follows:

Name                         Age                   Position with VGAA
----                         ---                   ------------------

Grant Atkins                 40                    Director and President

John Frederick               58                    Director
    William Bowles

Herb Ackerman                69                    Secretary/Treasurer

     GRANT ATKINS has been a Director and the President of VGAA since October 15, 1998. Mr. Atkins has also been a director and the secretary/treasurer of IGCO since September of 1998. For the past five years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Industry experience includes a one-year role in 1998-99 as interim Chief Financial Officer of Emergency Communications for Southwest British Columbia ("E-Comm"). E-Comm is a $150 to $200 million (Canadian Dollar) radio and tri-service dispatch initiative and deployment for police, fire and ambulance for Southwest British Columbia, which has federal, provincial and municipal shareholders. During his tenure at E-Comm during its start-up phase, E-Comm raised in excess of $146,000,000 (Canadian Dollar) through debt financing from the Municipal Finance Authority in British Columbia. During 1998 and 1999, Mr. Atkins was a consultant through the private management consulting companies of Tristar Financial Services, Inc. and Investor Communications International, Inc. Mr. Atkins was retained to conduct financial consulting and project coordination services for the British Columbia Ambulance Service on a part-time basis through 1999. Mr. Atkins has provided organization and controller duties to VGAA since October of 1998.

     JOHN FREDERICK WILLIAM BOWLES, BSc., Ph.D, FGS, FIMM, CEng., CGeol., EurGeol. Dr. Bowles has been a director of VGAA since November 23, 1999, and is a Mineralogist and Economic Geologist. Mr. Bowles graduated from the University of London with honors and earned both Bachelor and Doctorate degrees. In addition, Mr. Bowles has Chartered Engineer, Chartered Geologist, and European Geologist designations and has memberships and active association with the Mineralogical Society, the Mineralogical Society of America, and the Irish Association for Economic Geology. Mr. Bowles is a Fellow of the Mineralogical Society, the Geological Society, and the Institution of Mining and Metallurgy. Mr. Bowles retains honorary senior research fellowships with the Geology Department of Manchester University and the Department of Earth Sciences of Kingston University, both located in the United Kingdom. Mr. Bowles has authored over fifty scientific research papers during the past 25 years for numerous trade and industry publications worldwide. For the past 14 years, Mr. Bowles has acted as the managing director of Mineral Science Ltd. of Chesham, UK. Mineral Science Ltd. is an international geological and mineralogical consultancy specializing in the assessment of metalliferous minerals in relation to commercial mining operations.

     HERB ACKERMAN has been the secretary-treasurer of VGAA since February 10, 2000. Mr. Ackerman has considerable minerals exploration experience. From April 1995 to September 1997, Mr. Ackerman was a self-employed businessman who consulted with various enterprises primarily in the mineral resources exploration fields on fundraising. From September 1997 to the present, Mr. Ackerman acts as the President of Montoro Resources Inc. listed on the Canadian Venture Exchange (CDNX), a company involved in exploration of gold, zinc and copper. In his capacity as President of Montoro Resources Inc., Mr. Ackerman administers the day-to-day operations, provides investor relations duties, arranges various financings, and seeks and evaluates general business prospects of interest.

     Section 16(a) of the Exchange Act requires VGAA's directors and officers, and the persons who beneficially own more than ten percent of the common stock of VGAA, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to VGAA pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by VGAA and on the representations of the reporting persons, VGAA believes that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

     As of the date of this Annual Report, directors of VGAA accrue $500 per month in directors' fees for their roles as directors. Mr. Atkins and Dr. Bowles accrued $6,000 and $1,500, respectively, during fiscal year ended March 31, 2000 as compensation for their roles as directors of VGAA. Officers and directors of VGAA are reimbursed for any out-of-pocket expenses incurred by them on behalf of VGAA.

     As of fiscal year ended March 31, 2000, VGAA has accrued since inception approximately $47,767 in directors' fees and paid none of these fees to its directors as executive compensation. During fiscal year ended March 31, 2000, VGAA accrued approximately $679,500 to ICI pursuant to a consulting services and management agreement with ICI dated April 1, 1999 for services rendered or to be rendered pursuant to the terms and provisions of the agreement.

     Directors and officers of VGAA are reimbursed for any out-of-pocket expenses incurred by them on behalf of VGAA. Executive compensation is subject to change concurrent with VGAA requirements. Neither Mr. Atkins nor Dr. Bowles is a director or officer of ICI, nor does VGAA own of record capital stock of ICI. Of the amounts paid to ICI, Dr. Bowles did not receive any compensation directly or indirectly from ICI. During the fiscal year ended March 31, 2000, Mr. Atkins received approximately $60,000 from ICI for work conducted relating to the management and administration of VGAA. As of March 29, 2000, VGAA issued 1,500,800 shares of restricted Common Stock to ICI for settlement of debt in the aggregate amount of $750,389.38.

Summary Compensation Table
                                          (1)
                       Annual Compensation      Awards     Payouts
                      ---------------------   ----------   -------
                              $       $       $       $       #      $      $
Name and Position          Salary   Bonus   Other    RSA   Options  LTIP  Other
-----------------          ------   -----   -----    ---   -------  ----  -----

Grant Atkins        1999     0        0     $3,000    0       0      0      0
Pres./Director      2000     0        0     $6,000    0       0      0      0

John Bowles         2000     0        0     $1,500    0       0      0      0
Director

Herb Ackerman       2000     0        0          0    0       0      0      0


     (1) Annual compensation based on fiscal year of April 1st to March 31st and paid according to individual contractual arrangements.

Non-Qualified Stock Option Plan

     On May 1, 2000, the board of directors of VGAA adopted the Non-Qualified Stock Option Plan (the "SOP"), which initially provides for the grant of options to purchase an aggregate of 2,000,000 shares of Common Stock at $0.25 per share. The purpose of the SOP is to make options available to directors, management and significant contractors of VGAA in order to encourage them to secure an interest or an increase on reasonable terms of stock ownership in VGAA and to remain in the employ of VGAA, and to provide them compensation for past services rendered.

     The SOP is administered by the board of directors which determines the persons to be granted options under the SOP, the number of shares subject to such options, the exercise price of such option and the option period, and the expiration date, if any, of such options. The exercise of an option may be less than fair market value of the underlying shares of Common Stock. No options granted under the SOP will be transferable by the optionee other than by that provided by the Option Grant Agreement or will or the laws of descent and distribution, and each option will be exercisable during the lifetime of the optionee, only by such optionee.

     The exercise price of an option granted pursuant to the SOP may be paid in cash, by the surrender of options, in Common Stock, in other property, including the optionee's promissory note, or by a combination of the above.

     As of the date of this Annual Report, options have been granted in the aggregate of 1,950,000 shares to the individuals reflected in the table below. All options granted are exercisable by the respective individual from the date of grant through the date of expiration. No share options have been exercised as of the date of this Annual Report.

Aggregated Options/SAR Exercises and Fiscal Year End Options/SAR Value Table
--------------------------------------------------------------------------------
    Name               Number of      Date of Grant   Exercise Date    Date of
                     Shares Granted                                   Expiration
--------------------------------------------------------------------------------

Grant Atkins            100,000          05/01/00        05/01/00      04/30/10
Herb Ackerman           100,000          05/01/00        05/01/00      04/30/10
John Bowles             100,000          05/01/00        05/01/00      04/30/10
Brent Pierce            500,000          05/01/00        05/01/00      04/30/10
Gary                    100,000          05/01/00        05/01/00      04/30/10
Marcus Johnson          100,000          05/01/00        05/01/00      04/30/10
Gino Cicci              100,000          05/01/00        05/01/00      04/30/10
Harold Gooding          100,000          05/01/00        05/01/00      04/30/10
Tun Resources Ltd.      500,000          05/01/00        05/01/00      04/30/10
Rudolf Heinz            250,000          06/21/00        06/21/00      04/30/10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of VGAA owned of record or beneficially by each person who owned of record, or was known by VGAA to own beneficially, more than five percent (5%) of VGAA's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class        Name and Address            Amount and Nature     Percent
                     of Beneficial Owner               of Class         of Class
--------------------------------------------------------------------------------
                  (1)                (2)
Common Stock      AuRIC Metallurgical                 1,500,000            7.0%
                  Laboratories, LLC
                  3260 West Directors Row
                  Salt Lake City, Utah 84104
            (1)
Common Stock      Golden Thunder Resources Ltd.       1,800,000            8.4%
                  938 Howe Street, Suite 402
                  Vancouver, British Columbia
                  V6Z 1N9 Canada
            (1)
Common Stock      Investor Communications             1,500,800            7.0%
                  International, Inc.
                  435 Martin Street, Suite 2000
                  Blain, Washington 98320
            (1)                                               (3)
Common Stock      All officers and directors            300,000            1.4%
                  as a group (3 persons)

----------------

(1)  These are restricted shares of Common Stock.

(2) The beneficial owners of AuRIC Metallurgical Laboratories LLC are (i) Ahmet Altinay 56%; (ii) David Lamberson 20%; (iii) John Merrinton 12%; and Noble Larson 12%.

(3) Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase an aggregate of 300,000 shares of restricted Common Stock at $0.25 per share. See "Item 10. Executive Compensation - Non-Qualified Stock Option Plan".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of the date of this Annual Report, VGAA has not entered into any contractual arrangements with related parties other than those transactions relating to the contractual arrangements with ICI and those resulting primarily from advances made by related parties to VGAA and subsequent issuance of notes. Mr. Atkins is a director and the president of VGAA, and is a member of the management team provided by ICI. The board of directors of VGAA has not adopted or approved any policy regarding possible future transactions with related third parties.

     Messrs. Atkins, Bowles and Ackerman are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The directors of VGAA, Messrs. Atkins and Bowles, have other business interests to which they may devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between VGAA and its directors. Such conflicts can be resolved through the exercise by Messrs. Atkins and Bowles of judgment consistent with their fiduciary duties to VGAA. Messrs. Atkins and Bowles intend to resolve such conflicts in the best interests of VGAA. Moreover, Messrs. Atkins and Bowles will devote their time to the affairs of VGAA as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The following Exhibits are filed as part of this Annual Report.

--------------------------------------------------------------------------------

Exhibit No.   Description
--------------------------------------------------------------------------------

10.5 Share Purchase and Sale Agreement between VGAA and Golden Thunder Resources Ltd. and Tun Resources Ltd. dated March 31, 2000.

10.6          Non-Qualified Stock Option Plan dated May 1, 2000.

     The following Reports on Form 8-K were filed during the last quarter of the period and to date of this Annual Report.

Item          Date

8-K           February 14, 2000

8-K           February 17, 2000

8-K           April 6, 2000

8-K           May 22, 2000



SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VEGA-ATLANTIC CORPORATION


Dated: June 29, 2000                     By: /s/ Grant Atkins
                                         --------------------
                                         Grant Atkins, President