Form 10QSB
period 2000-06-30
VEGA ATLANTIC CORP/CO
filed 2000-08-14
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of July 30, 2000
-----                                       -------------------------------

Common Stock, $.00001 par value             24,346,000

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------




                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Table of Contents                                                           2

Balance Sheet                                                               3

Statements of Operations                                                    4

Statements of Cash Flows                                                    5

Notes to Financial Statements                                             6 - 13


                                   VEGA-ATLANTIC CORPORATION
                                (An Exploration Stage Company)
                                  Consolidated Balance Sheet


                                                                                        June 30,
                                                                                          2000
                                                                                       -----------
                                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                            $   141,761
  Stock subscriptions receivable                                                           425,000
                                                                                       -----------

      Total Current Assets                                                                 566,761

OTHER ASSETS
  Investment in Mineral Property                                                                 1
                                                                                       -----------

      Total Assets                                                                     $   566,762
                                                                                       ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                             $   254,970
  Advances from related parties                                                             21,123
  Notes payable - Technology sublicense                                                    600,000
  Directors fees payable                                                                    50,767
  Accrued interest payable                                                                  45,473
                                                                                       -----------

      Total Current Liabilities                                                            972,333
                                                                                       -----------

MINORITY INTEREST IN SUBSIDIARY                                                            (29,809)

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
     20,000,000 shares authorized at June 30, 2000
     0 shares issued and outstanding at June 30, 2000                                         --
  Common stock $.00001 par value;
     500,000,000 shares authorized at June 30, 2000; 1,700,000 shares subscribed and
     24,346,000 shares issued and outstanding at June 30, 2000                                 261
  Paid - in capital                                                                      6,861,195
  Accumulated deficit through exploration stage                                         (7,237,218)
                                                                                       -----------

      Total Stockholders' Equity                                                          (375,762)
                                                                                       -----------

      Total Liabilities, Minority Interest and Stockholders' Equity                    $   566,762
                                                                                       ===========


        See accompanying summary of accounting policies and notes to financial statements.

                                             3

                                    VEGA-ATLANTIC CORPORATION
                                 (An Exploration Stage Company)
                              Consolidated Statements of Operations

                                                                                       Inception
                                                                                      (January 28,
                                                                                        1987) to
                                                     For the 3 Months Ended Jun. 30,    June 30,
                                                          2000            1999            2000
                                                      ------------    ------------    ------------
REVENUES
  Sales                                               $       --      $       --      $       --
                                                      ------------    ------------    ------------

      Total Revenues                                          --              --              --

COST OF SALES                                                 --              --              --
                                                      ------------    ------------    ------------

      Gross Profit                                            --              --              --
                                                      ------------    ------------    ------------

EXPLORATION EXPENSES

  Research and development                                    --              --           783,182
  Claims maintenance fees                                     --              --            72,004
  Claims exploration services                                 --              --             1,937
  Claims staking and mangement                                --              --            38,443
  Acquisition due dilligence (Impairment loss)              50,000            --            72,146
  Joint Venture Advances/Purchase (Impairment loss)
    Xiaoshuijing                                             1,500            --             1,500
    Luomachang                                               7,770            --            38,770
    Tun Resources                                          869,365            --         1,009,365
                                                      ------------    ------------    ------------

Total Exploration Expenses                                 928,635            --         2,017,347

ADMINISTRATIVE EXPENSES
  Overhead and administration                              201,322         242,550       2,355,903
  Legal and accounting                                      61,100           3,565         148,856
  Transfer agent fees                                          290             220          14,410
  Director's fees                                            3,000           1,500          39,000
  Other administrative costs                                55,196           1,688         158,227
  Consultants                                               27,960            --           124,036
                                                      ------------    ------------    ------------

      Total Administrative Expenses                        348,868         249,523       2,840,432
                                                      ------------    ------------    ------------

Loss from Continued Operations                          (1,277,503)       (249,523)     (4,857,779)
                                                      ------------    ------------    ------------

Discontinued Operations:
   Loss from discontinued operations of subsidiary
      Century Manufacturing, Inc.                             --              --        (1,787,000)

   Loss from Loan Advances to subsidiary, Century
      Manufacturing, Inc. written off                         --              --          (590,773)

   Gain on Disposal of subsidiary Century
      Manufacturing, Inc.                                     --              --           171,144
                                                      ------------    ------------    ------------

Net Loss from Discontinued Operations                         --              --        (2,206,629)
                                                      ------------    ------------    ------------

Net Loss from Operations                                (1,277,503)       (249,523)     (7,064,408)
                                                      ------------    ------------    ------------


Table continues on following page.



                                    VEGA-ATLANTIC CORPORATION
                                 (An Exploration Stage Company)
                              Consolidated Statements of Operations
                                          (Continued)

                                                                                       Inception
                                                                                      (January 28,
                                                                                        1987) to
                                                     For the 3 Months Ended Jun. 30,    June 30,
                                                          2000            1999            2000
                                                      ------------    ------------    ------------
OTHER INCOME (EXPENSE)

  Interest Income                                             --              --                 2
  Interest Expense                                         (16,965)        (23,554)       (172,812)
                                                      ------------    ------------    ------------

    Total Other Income (Expense)                           (16,965)        (23,554)       (172,810)
                                                      ------------    ------------    ------------

NET (LOSS)                                            $ (1,294,468)   $   (273,077)   $ (7,237,218)
                                                      ============    ============    ============


Earnings (Loss) Per Share - Basic                     $     (0.062)   $     (0.016)   $     (1.095)
                                                      ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                              20,792,978      17,585,000       6,606,863
                                                      ============    ============    ============


       See the accompanying summary of accounting policies and notes to financial statements.

                                              4(a)

                                        VEGA-ATLANTIC CORPORATION
                                     (An Exploration Stage Company)
                                  Consolidated Statements of Cash Flows
                            Increase (Decrease) in Cash and Cash Equivalents
                                                                                                    Inception
                                                                                                   (January 28,
                                                                                                     1987) to
                                                                   For the 3 Months Ended Jun. 30,   June 30,
                                                                         2000           1999           2000
                                                                     -----------    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                         $(1,294,468)   $  (273,077)   $(7,237,218)
  Adjustments to reconcile net (loss) to cash
  Non-cash loss on sale of subsidiary                                       --             --        1,687,000
  Non-cash research and development expenses                                --                         783,182
  Non-cash interest recognized through
       discount adjustment                                                  --            8,750         31,818
  Non-cash stock issued in settlement of payables and for services        15,000          5,841         99,992
  Non-cash loss due to impairment of joint venture interest              672,000           --          672,000
    Changes in Assets and Liabilities
        Accounts payable                                                  38,224         (3,107)       254,970
        Directors fees payable                                             3,000          1,500         50,767
        Accrued interest payable                                          16,965         14,804        140,994
        Minority Interest                                                (29,809)                      (29,809)
                                                                     -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities                      (579,088)      (245,289)    (3,546,304)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates  - net                                       (104,479)       246,050      1,096,065
  Purchase of subsidiary, Tun Resources, Inc.                               --             --         (100,000)
  Sale of stock, net of offering costs                                   725,000           --        2,692,000
                                                                     -----------    -----------    -----------

       Net Cash Flows Provided by
             Financing Activites                                         620,521        246,050      3,688,065
                                                                     -----------    -----------    -----------

Net increase in cash                                                      41,433            761        141,761

Cash and cash equivalents -  Beginning of period                         100,328            279           --
                                                                     -----------    -----------    -----------

Cash and cash equivalents - End of period                            $   141,761    $     1,040    $   141,761
                                                                     ===========    ===========    ===========


NON-CASH ACTIVITIES

  During 1987, 750,000 shares of common stock worth $850 were issued for services performed.
  During 1989, 8,500,000 shares of common stock with a value of $1,000 were issued for services performed.
  During 1996, Century Manufacturing, Inc. was purchased for $100,000 through an advance to Century and the issuance of 1,000,000 shares of common stock valued at $1,687,000.
  During 1997, a $50,000 advance from an affiliate was repaid through issuance of stock.
  During 1997, Century Manufacturing, Inc. was sold to related parties in exchange for reductions in advances from those parties.
  During the 1999 fiscal year, the Company issued 500,000 common shares in exchange for $75,000 in mining claims.
  During the 1999 fiscal year, the Company entered into $600,000 of loan agreements in exchange for a technology sub-license.
  During the 1999 fiscal year, the Company issued 1,000,000 shares of common stock worth $140,000 pursuant to a technology sub-license agreement
  During the 2000 fiscal year, the Company issued 2,061,000 shares of common stock worth $1,030,463 in settlement of advances.
  The Company has accrued interest expense of $124,029 on advances and notes, has recognized an additional $33,818 of interest through discount adjustments and has paid interest of $95,521 through the issuance of stock in settlement of advances.
  During the 2001 fiscal year, the Company issued 200,000 shares of common stock worth $15,000 for services performed.
  During the 2001 fiscal year, the Company issued 1,600,000 common shares worth $672,000 in exchange for an 80% inerest in Tun Resources, Inc.

              See the accompanying summary of accounting policies and notes to financial statements.

                                                    5

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Presentation
     ------------

     Vega Atlantic Corporation (the "Company") has included the consolidated balance sheet of the Company as of June 30, 2000, and consolidated statements of operations and cash flows for the three-month periods ended June 30, 2000 and 1999 and for the period from inception (January 28, 1987) to June 30, 2000, together with condensed notes thereto. These financial statements are prepared utilizing the interim reporting requirements of the Securities and Exchange Commission ("SEC") as outlined in Article 10 of Regulation S-X, which is a basis of accounting differing from generally accepted accounting principles ("GAAP"). In the opinion of management of the Company, the financial statements reflect all adjustments necessary to fairly present the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented. The interim period financial statements presented should be read in conjunction with the GAAP basis audited financial statements of the Company and notes thereto included with the annual report of the Company on Form 10-K for the year ended March 31, 2000.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements for the three months ended June 30, 2000 include the accounts of the Company and its 80% owned subsidiary, Tun Resources, Inc. (Note 5). The 80% interest in Tun Resources, Inc. ("Tun") was acquired by purchase on May 1, 2000. The acquisition of Tun has been accounted for on the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

     Going Concern and Continued Operations
     --------------------------------------

     As of June 30, 2000, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated any revenues from operations, has a working capital deficit of ($405,572). The Company's successful financial operations and movement into an operating basis are contingent on the development of the lode mining claims, or other joint ventures detailed in Note 5, and the continuing ability of generating capital financing. The Company intends to finance operations for the next twelve months through additional common stock offerings and advances.

     Earnings Per Share
     ------------------

     As of June 30, 2000, there were no warrants or stock options granted that would affect the earnings per share calculation. The Company had notes payable that could be converted into 500,000 shares of common stock. The conversion of the notes would have an anti-dilutive effect, therefore, the Company has presented only the basic earnings per share calculation. The basic earnings per share calculation has been adjusted for the one for two reverse stock split occurring in 1995.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 2: STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     On May 1, 2000, the Company issued 1,600,000 shares, at a deemed value of $0.42 per share, totaling $672,000, for the purchase of an 80% interest in Tun Resources, Inc. (Note 5).

     On May 29, 2000, the Company issued 200,000 shares for the settlement of accounts payable of the Corporation in the amount of $15,000.

     Pursuant to a Reg. S private placement offering memorandum dated March 1, 2000, the Company is offering 5,000,000 shares of common stock at $.25 per share. This offering is intended to be used for continued financing of the exploration, development and expansion programs currently being conducted on the Company's joint venture projects in China, consulting fees, and to provide working capital. As of June 30, 2000, 92% of the offering has been subscribed; the Company has received payment for 2,900,000 shares of the offering, and received subscriptions for a further 1,700,000 shares.

     At June 30, 2000, there were 24,346,000 shares of common stock outstanding.

NOTE 3: IMPAIRMENT LOSSES

     During the period from April 1, 2000 to June 30, 2000 the Company incurred due diligence expenses related to the proposed acquisitions described in
     Note 5 and also advanced funds to the various parties. These advances will be deducted from the total purchase price of the joint venture interests should the Company proceed with the acquisitions. These costs would normally be capitalized as an investment in the joint venture interest, however, as any future cash flows from the joint venture interests cannot be quantified, the Company expensed costs totaling $59,270 as an impairment loss.

     The Company acquired Tun Resources, Inc. on May 1, 2000 via a $672,000 stock issuance (Note 2). The primary asset of Tun is an interest in a Chinese gold exploration joint venture (Note 5). At the date of acquisition, Tun had a stockholders' deficit of $149,046. The Company allocated 20% of the stockholder's deficit to the minority interest in the subsidiary and recorded the remaining $119,237, as well as the $672,000 in stock, as the value of the underlying joint venture interest. As any future cash flows from the joint venture interest cannot be quantified, the Company recognized a $791,237 impairment loss on the value of the Tun joint venture interest. Of the $791,237 impairment loss, $651,237 was recognized during the current period, while the remaining $140,000 was recognized as an impairment loss during the quarter ended March 31, 2000. The $140,000 represented advances to Tun through March 31, 2000.

NOTE 4: ADVANCES AND NOTES PAYABLE

     Advances and Notes Payable are comprised of the following:

     Advances
     --------

                                               June 30, 2000
                                               -------------

     Alexander Cox                                $ 2,021
     Newport Capital Corp.                          2,102
     Tristar Financial Services, Inc.              16,000
     Brent Pierce                                   1,000
                                                  -------
     Total Advances                               $21,123
                                                  =======


     All advances are payable on demand and bear 10% simple interest. There is $11, 407 of accrued interest on the advances as of June 30, 2000.


NOTE 5: ACQUISITIONS AND POTENTIAL ACQUISITIONS

     ACQUISITIONS
     ------------

     80% interest in Tun Resources Inc.: On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources. Under the terms of the proposed agreement, the Company would pay $1,180,000 and issue 1,600,000 shares of its restricted common stock to Golden Thunder. Tun Resources is the major stakeholder in two gold exploration and development joint ventures in the Yunnan Province of China. Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Sino-Foreign Joint Venture, which has the rights to four separate gold exploration and mining development properties in China. Tun Resources also owns an approximate eighty percent (80%) joint venture interest in the Lutong Sino-Foreign Joint Venture, which consists of a gold exploration concession comprising approximately 100 square kilometers in the same province.

     On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in issued and outstanding shares of Tun Resources Inc. The Company has completed its due diligence efforts and is proceeding with funding initiatives pursuant to Tun Resources' two majority owned gold exploration and development joint ventures in the Yunnan Province of China. The 80% interest in Tun Resources is purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 and the 1,600,000 restricted shares in the capital of the Company. As of June 30, 2000, the Company has

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 5: ACQUISITIONS AND POTENTIAL ACQUISITIONS (continued)

     advanced $498,128 of the $1,180,000 funding commitment. Vega-Atlantic Corporation also received the option to purchase the remaining 20% of Tun Resources at fair market value.

     POTENTIAL ACQUISITIONS
     ----------------------

     70% interest in "Baotong" Zinc Joint Venture: The Company announced on June 8, 2000, that the Company had executed an agreement to joint venture with the No. 4 Geological Brigade, Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate Zinc and Lead deposits in the south western Yunnan Province. Further to the June 8, 2000 Agreement, on July 19, 2000, the Company announced that it has completed joint venture negotiations, has executed a Sino-Foreign Cooperative Joint Venture Contract, and is in the process of forming its limited liability joint venture company.

     The Joint Venture Contract details, structures, and formalizes terms of investment, contributions by each partner, and formal agreement on roles and responsibilities of both parties to the joint venture. The Contract provides the legal basis the Company requires to conduct further exploration, metallurgical testing, and assessment of mining potential related due diligence. The name of the newly formed cooperative joint venture entity is "Yunnan Baotong Mineral Exploration and Development Co. Ltd."

     The Company has incorporated a wholly owned subsidiary named Epicon Resources Group, Ltd., a Belize private corporation to become the actual Baotong Joint Venture foreign partner on behalf of the Company. The Baotong JV's Chinese partner is the No. 4 Geological Brigade's "Baosghan Shanjiang Corporation of Exploration and Development For Geology and Minerals".

     Further due diligence will be conducted during the next two months to undertake independent geological reports, metallurgical testing, and preliminary exploration and development scoping. Subject to the outcome of due diligence efforts under way, the Company has committed to spend $1,000,000 on exploration (drilling and tunneling) over a two-year period in return for a 70% interest in the Baotong JV Company. According to the JV Contract signed, the Company can acquire up to an 85% interest by providing further capital if its Sino JV partner elects a no investment 15% carried interest. Provisions in the Joint Venture Contract allow for 90% of future profits to repay all Foreign invested capital by the Company and its subsidiary, Epicon Resources Group, Ltd., before reversion to final ownership interests. The Joint Venture anticipates risk exploration around zinc and lead areas already defined, and the development of a mining feasibility study and evaluation.

     Two areas of main zinc-lead deposits have been identified. The first deposit, "Luziyuan" prospect is located in Zhenkang County, Yunnan Province. The Luziyuan prospect has been explored by the No. 4 Geological

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 5: ACQUISITIONS AND POTENTIAL ACQUISITIONS (continued)

     Brigade since 1958, and based on geochemical, geophysical, and surface trenching and tunneling, the most prospective 40 square kilometer areas have been delineated and obtained. The main mineralized body has a large surface oxidized showing that is currently mined by local farmers who sell the raw, hand picked ore to a lead-zinc smelter for the last six years.

     The second deposit, "Jinchanghe" prospect is located close to Baoshan City. The Jinchanghe prospect has been explored by the No. 4 Geological Brigade since 1986, and based on geochemical, geophysical, and magnetic and IP (induced polarization survey), and surface trenching and tunneling, another prospective 40 square kilometer area has been delineated and obtained around a central vein operated, and permitted for limited mining, by a local businessman. The Company plans to continue geophysical IP testing on the Jinchanghe prospect, and based on the IP results, will formalize a drilling or tunneling exploration plan for this area.

     Lemachang Silver Mine Joint Venture Proposal: On March 27, 2000, the Company entered into an agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, Peoples Republic of China ("PRC") to acquire via joint venture, majority control in the producing Lemachang silver mine, located in the Ludian County Seat, Yunnan Province of the PRC.

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

     Under terms of the further joint venture agreement executed on July 26, 2000, the Company will partner the formation of a new joint venture company and invest up to US $8 million (subject to audit and due diligence) to increase production, expand reserves, and improve overall silver recovery in return for an 85% interest in the silver mine and deposit areas. The joint venture plans to accelerate drilling to expand the existing reserve and undertake production engineering feasibility studies to increase production and output to a target of 1,000,000 oz of metallic silver per year. The Company has incorporated the wholly owned subsidiary, Alaskan Explorations Corp., a Turks & Caicos private corporation, to be the Company's joint venture partner designate for the Lemachang silver mine joint venture. Until the completion of all due diligence, the Company will not consider the acquisition probable.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 5: ACQUISITIONS AND POTENTIAL ACQUISITIONS (continued)

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

     The Company will conduct due diligence on the property by confirmation and test drilling, and expect geological reports to provide the basis for negotiation of final terms of a definitive Sino-Foreign Cooperative joint venture agreement. Upon confirmations of further due diligence, the Company will invest up to US $2.5 million to expand the reserves and increase mine production. The No. 1 Geological Brigade will contribute the Ailaoshang property, exploration and mining rights, permits, land use rights, and other work to date completed on the Ailaoshang property. The Company has incorporated the wholly owned subsidiary, Polar Explorations Ltd., a Belize private corporation, to be the Company's joint venture partner designate for the Ailaoshang gold project joint venture. Until the completion of all due diligence, the Company will not consider the acquisition probable.

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

NOTE 6: EMPLOYEE STOCK OPTION PLAN

     On May 1, 2000, the shareholders of the Company as represented by 51% of the issued and outstanding common shares of the Corporation voted to approve the creation of an employee stock option plan. The plan extends for a 10-year term and consists of 2,000,000 share options at $0.25 per share.

     All options granted expire April 30, 2010. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the plan will not be in lieu of salary of other compensation for services.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 6: EMPLOYEE STOCK OPTION PLAN (continued)

     During the quarter ended June 30, 2000, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. As of June 30, 2000, 1,950,000 share options with an exercise price of $.25 per share of common stock had been issued, no options had been exercised or forfeited, and no options had expired. Selected information regarding the options as of June 30, 2000 and 1999 are as follows:


                                            June 30, 2000       June 30, 1999
                                        --------------------  -----------------
                                        Number                Number
                                          of        Exercise    of     Exercise
                                        Options      Price    Options   Price
                                        --------------------  -----------------

       Outstanding at Beg. of Period   -0-         -0-          -0-      -0-
       Outstanding at End of Period    1,950,000   $.25/share   -0-      -0-
       Exercisable at End of Period    1,950,000   $.25/share   -0-      -0-
       Options Granted                 1,950,000   $.25/share   -0-      -0-
       Options Exercised               -0-         -0-          -0-      -0-
       Options Forfeited               -0-         -0-          -0-      -0-
       Options Expired                 -0-         -0-          -0-      -0-


     As of June 30,2000, there are 1,950,000 options that are exercisable at an exercise price of $.25 per share of common stock.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 7: SUBSEQUENT EVENTS

     POTENTIAL ACQUISITIONS
     ----------------------

     70% interest in "Baotong" Zinc Joint Venture: The Company announced on June 8, 2000, that the Company had executed an agreement to joint venture with the No. 4 Geological Brigade, Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate Zinc and Lead deposits in the south western Yunnan Province. Further to the June 8, 2000 Agreement, on July 19, 2000, the Company announced that it has completed joint venture negotiations, has executed a Sino-Foreign Cooperative Joint Venture Contract, and is in the process of forming its limited liability joint venture company (Note 5).

     Lemachang Silver Mine Joint Venture Proposal: On March 27, 2000, the Company entered into an agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, Peoples Republic of China ("PRC") to acquire via joint venture, majority control in the producing Lemachang silver mine, located in the Ludian County Seat, Yunnan Province of the PRC. Under terms of the further joint venture agreement executed on July 26, 2000, the Company will partner the formation of a new joint venture company and invest up to US $8 million (subject to audit and due diligence) to increase production, expand reserves, and improve overall silver recovery in return for an 85% interest in the silver mine and deposit areas (Note 5).

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                               UNAUDITED CONDENSED
                          PROFORMA FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

Unaudited Condensed Proforma Balance Sheet - June 30, 2000               15

Unaudited Condensed Proforma Statements of Operations:

         For the Three Months Ended June 30, 2000                        16

         For the Year Ended March 31, 2000                               17

Schedule of Assumptions and Explanatory Notes                          18 - 19


                                     VEGA ATLANTIC CORPORATION
                                  (An Exploration Stage Company)

                            UNAUDITED PROFORMA CONDENSED BALANCE SHEETS

                                           June 30,2000


                                                 Vega           Tun                      Consolidated
                                               Atlantic      Resources      Proforma        Balance
                                             Corporation        Inc.       Adjustments       Sheet
                                             -----------    -----------    -----------    -----------
Assets
       Current Assets
           Cash and Cash Equivalents         $    39,089    $   102,672    $              $   141,761
       Other Assets
           Subscriptions Receivable              425,000           --                         425,000
           Advances Receivable                   350,000           --         (350,000)          --
           Other Assets                          672,000              1       (672,000)             1
           Goodwill                                 --             --                            --
           Impairment Loss on Goodwill              --             --                            --
                                             -----------    -----------    -----------    -----------
Total Assets                                 $ 1,486,089    $   102,673    $(1,022,000)   $   566,762
                                             ===========    ===========    ===========    ===========


Liabilities and Stockholders' Equity
       Liabilities
           Current Liabilities               $   972,333    $   490,000    $  (490,000)   $   972,333
       Minority Interest                                                       (77,465)       (77,465)
       Stockholders' Equity
           Common Stock                              260              1             (1)           260
           Paid in Capital                     6,861,195      4,428,861     (4,316,861)     6,973,195
           Accumulated Deficit through
              Exploration Stage               (6,347,699)    (4,816,189)     3,862,327     (7,301,561)
                                             -----------    -----------    -----------    -----------

Total Liabilities and Stockholders' Equity   $ 1,486,089    $   102,673    $(1,022,000)   $   566,762
                                             ===========    ===========    ===========    ===========


                        See Schedule of Assumptions and Explanatory Notes.

                                                15


                                    VEGA ATLANTIC CORPORATION
                                 (An Exploration Stage Company)

                      UNAUDITED PROFORMA CONDENSED STATEMENTS OF OPERATIONS

                                For the Year Ended March 31, 2000


                                        Vega            Tun                         Consolidated
                                      Atlantic       Resources        Proforma        Operating
                                     Corporation        Inc.         Adjustments      Statement
                                    ------------    ------------    ------------    ------------
Operating Expenses                  $   (968,968)   $   (203,325)   $   (231,999)   $ (1,404,292)
                                    ------------    ------------    ------------    ------------

Operating Loss                          (968,968)       (203,325)       (231,999)     (1,404,292)

Other Expenses
       Interest Expense                 (122,743)           --              --          (122,743)
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,091,711)   $   (203,325)   $   (231,999)   $ (1,527,035)
                                    ============    ============    ============    ============


Distribution of Net Loss:
       To Controlling Interest      $ (1,091,711)   $   (203,325)   $   (231,999)   $ (1,527,035)
       To Minority Interest - *             --              --              --              --
                                    ------------    ------------    ------------    ------------

Net Loss                            $ (1,091,711)   $   (203,325)   $   (231,999)   $ (1,527,035)
                                    ============    ============    ============    ============


Earnings (Loss) Per Share - Basic   $     (0.062)   $   (101,663)                   $     (0.080)
                                    ============    ============                    ============

Weighted Average Number of
       Common Shares Outstanding      17,596,262               2       1,599,998      19,196,262
                                    ============    ============    ============    ============

*    - As the Minority Shareholder has negative equity, the entire loss has been allocated to the controlling interest.


                      See Schedule of Assumptions and Explanatory Notes.

                                              16


                                    VEGA ATLANTIC CORPORATION
                                 (An Exploration Stage Company)

                      UNAUDITED PROFORMA CONDENSED STATEMENT OF OPERATIONS

                    For the Three Month Operating Period Ended June 30, 2000


                                        Vega             Tun                        Consolidated
                                      Atlantic        Resources        Proforma       Operating
                                     Corporation         Inc.        Adjustments      Statement
                                    ------------    ------------    ------------    ------------
Operating Expenses                  $   (387,984)   $   (238,282)   $   (908,259)   $ (1,534,525)
                                    ------------    ------------    ------------    ------------

Operating Loss                          (387,984)       (238,282)       (908,259)     (1,534,525)

Other Expenses
       Interest Expense                  (16,965)           --              --           (16,965)
                                    ------------    ------------    ------------    ------------

Net Loss                            $   (404,949)   $   (238,282)   $   (908,259)   $ (1,551,490)
                                    ============    ============    ============    ============

Distribution of Net Loss:
       To Controlling Interest      $   (404,949)   $   (238,282)   $   (908,259)   $ (1,551,490)
       To Minority Interest - *             --              --              --              --
                                    ------------    ------------    ------------    ------------

Net Loss                            $   (404,949)   $   (238,282)   $   (908,259)   $ (1,551,490)
                                    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic   $     (0.019)   $   (238,282)                   $     (0.073)
                                    ============    ============                    ============

Weighted Average Number of
       Common Shares Outstanding      20,792,978               1         527,472      21,320,451
                                    ============    ============    ============    ============


*    - As the Minority Shareholder has negative equity, the entire loss has been allocated to the controlling interest.


                      See Schedule of Assumptions and Explanatory Notes.

                                               17

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1: ACQUISITION

     On May 1, 2000, Vega Atlantic Corporation ("the Company") acquired from Golden Thunder Resources, Ltd. ("Golden Thunder") of an 80% interest in Tun Resources, Inc. ("Tun Resources"). The Company also received a two-year option to purchase the remaining 20% of Tun Resources at fair market value. In exchange for the acquisition, the Company issued to Golden Thunder 1,600,000 Rule 144 common shares of the Company. The Company is required to make a total of $1,180,000 in capital contributions to Tun Resources by August 15, 2000. The proposed acquisition will be shown using the purchase method.

NOTE 2: SIGNIFICANT ASSUMPTIONS

     For the Company and Tun Resources, the June 30, 2000 balance sheets and statements of operations for the three-month period ended June 30, 2000 are management prepared. For the Company and Tun Resources, the statement of operations for the year ended March 31, 2000 has been audited. All management prepared financial statements contain all normal and recurring adjustments required to present the financial information on a basis consistent with the presentation of the Company's annual audited financial statements.

     Proforma Balance Sheets
     -----------------------

     The proforma balance sheets reflect the balance sheets of the Company and Tun Resources, Inc. as of June 30, 2000. The consolidated balance sheet is presented as if the acquisition had occurred on June 30, 2000.

     Proforma Statements of Operations
     ---------------------------------

     The proforma statements of operations for the three-month operating period ended June 30, 2000 and the year ended March 31, 2000 reflect the statements of operations of the Company and of Tun Resources, Inc. Proforma adjustments have been made to give effect to these transactions as if they had occurred as of April 1, 2000 and April 1, 1999, respectively.

NOTE 3: PROFORMA ADJUSTMENTS

     Proforma Balance Sheets
     -----------------------

     The Company has adjusted the balance sheet for the issuance of 1,600,000 common shares to Golden Thunder for the acquisition of the 80% interest in Tun Resources. The proforma balance sheet assumes the closing occurred effective June 30, 2000. The Company's $.00001 par common stock was valued at $784,000 based on the market price of $.49 per share on June 30,2000. The Company initially recorded this purchase at $672,000 based on the May 1, 2000 share price and has recognized an additional $112,000 investment and paid in capital as of June 30, 2000.

                            VEGA ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                     UNAUDITED PROFORMA FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 3: PROFORMA ADJUSTMENTS (continued)

     At June 30,2000, Tun Resources had assets of $102,673., current liabilities of $490,000 and a stockholders' deficit of $387,327. Twenty percent of the stockholders' deficit ($77,465) is attributable to the minority interest. The Company has recorded a joint venture investment of $1,093,862. The $490,000 current liability is an intercompany loan. $350,000 of this loan has been eliminated through the consolidation process. The remaining $140,000 was recorded as a receivable at March 31, 2000 by the Company and its value fully impaired.

     As any future profits related to Tun Resources's joint venture interests can not be estimated until additional exploration is performed, the Company has fully impaired the value of its joint venture investment. The Company recognized $140,000 of the asset impairment in the period ended March 31, 2000 due to the impairment of advances to Tun Resources. The remaining impairment loss of $953,862, has been recognized in the current period.

     Proforma Statement of Operations
     --------------------------------

     The Company has adjusted the June 30, 2000 statement of operations for the impairment of its joint venture interests. The Company initially recorded its joint venture interests at $3,339,088 on the acquisition of Tun Resources, Inc. As any future profits related to Tun Resource's joint venture interests cannot be estimated until additional exploration is performed, the value of the joint venture interests has been impaired. An adjustment for the $3,339,099 impairment loss has been recorded as an operating expense.

     Assuming the acquisition took place April 1, 2000 for the June 30, 2000 statement of operations, the Company would have an additional 1,600,000 shares outstanding for the period from April 1, 2000 to May 1, 2000. The only Tun Resources share outstanding would be eliminated due to the consolidation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Vega Property

     The Company is engaged in the exploration of gold, silver and zinc within the United States and internationally. Pursuant to a joint venture agreement with Geneva Resources, Inc. ("Geneva") dated March 28, 1998 (the "Joint Venture Agreement"), the Company owns a fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of 213 unpatented lode mining claims located in Camus County, in south-central Idaho (the "Vega Property"). In accordance with the terms and provisions of the Joint Venture Agreement, the Company is to conduct any work programs involving exploration of the mining claims on the Vega Property.

     On March 18, 1999, Intergold Corporation, a Nevada corporation ("IGCO") and its wholly-owned subsidiary, International Gold Corporation, a Nevada corporation ("INGC") entered into an agreement for services ("Agreement for Services") with AuRIC Metallurgical Laboratories, LLC., of Salt Lake City, Utah ("AuRIC"). Pursuant to the terms of the Agreement for Services, AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the exploration of properties of IGCO. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC, their repeatability, and confirmed preliminary metallurgical recovery testing. AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") entered into a technology license agreement dated March 17, 1999 (the "Technology License Agreement"), whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to the Company for use on the Vega Property. The Company and Geneva entered into a technology sub-license agreement dated March 18, 1999 (the "Sub-License Agreement") whereby the Company acquired from Geneva a sub-license to utilize AuRIC's proprietary testing and chemical leach analysis of core samples derived from any subsequent drilling on the Vega Property.

     On September 27, 1999, INGC, on behalf of IGCO, and Geneva initialized legal proceedings against AuRIC by filing a complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, alleging (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to the Company, Geneva and Dames & Moore;
(ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit. Management deems the proprietary technology crucial with respect to successful exploration of the Vega Property. Management, therefore, has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings. See "Part II.
Item 1. Legal Proceedings" for additional disclosure.

Tun Resources, Ltd.

     On May 1, 2000, the Company entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement, the Company will (i) provide a total of $1,180,000 by August 15, 2000 to fund current Tun Resources joint venture projects, (ii) issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and an option to purchase the remaining twenty percent (20%), and (iii) be solely responsible for the future funding of Tun Resources and its joint ventures. As of June 30, 2000, the Company has issued 1,600,000 shares of its restricted common stock to Golden Thunder and has provided approximately $498,000 of funds to Tun Resources.

     Tun Resources is the major stakeholder in two gold exploration and development Sino Foreign joint ventures in the Yunnan Province of China. Tun Resources owns (i) an approximate eighty-two percent (82%) joint venture interest in the Yuntong Sino Foreign Joint Venture, which consists of a gold concession comprising approximately 30 square kilometers; and (ii) an approximate eighty percent (80%) joint venture interest in the Lutong Project, which consists of a gold exploration concession comprising approximately 100 square kilometers.

Ailaoshan/Xiaoshuijing Gold Project

     On May 4, 2000, the Company entered into a letter agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China (the "Letter Agreement"), whereby the Company has the right to acquire an approximate 70% interest in the Ailaoshang gold concession and prospect with claims that include the Xiaoshuijing gold resource located in the Chuxion Prefecture, Yunnan Province, China. Management plans to conduct due diligence on the gold resource by confirmation and test drilling, and expects geological reports to provide the basis for negotiation of the final terms of the joint venture agreement, should the due diligence warrant continuing such negotiations. According to the terms of the Letter Agreement, management anticipates that the Company will invest up to $2,500,000 to expand the gold resource and increase mine production, and that the No. 1 Geological Brigade will contribute the property, exploration and mining rights, permits, land use rights and other work to date completed on the gold resource.

     The Company has formed Polar Explorations Ltd., a Belize corporation and the wholly-owned subsidiary of the Company ("Polar Explorations"), to act as the joint venture partner on behalf of the Company.

Lemachang Silver Project

     On March 27, 2000, the Company entered into an agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China, whereby the Company would have the right to acquire a majority interest in the Lemachang silver mine located in the Ludian County Seat, Yunnan Province. On July 26, 2000, the Company completed negotiations and executed a joint venture agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City (the "Lemachang Agreement"), whereby the Company will (i) provide funding in the amount of $8,000,000 over a five-year period to accelerate the drilling on the Lemachang silver mine to increase production and expand resources (dependent upon the due diligence results), (ii) undertake feasibility studies to ultimately increase production and output to an annual target of 1,000,000 ounces of metallic silver, and (iii) receive an approximate 85% interest in the silver mine and deposit areas. Management expects engineering feasibility reports, metallurgical testing results and financial audit information to provide the basis for consummation of the acquisition.

     The Company has formed Alaskan Explorations Corp., a Turks & Caicos corporation and wholly-owned subsidiary of the Company ("Alakskan"), to act as the joint venture partner on behalf of the Company.

Baotong Zinc and Lead Project

     On June 8, 2000, the Company entered into an agreement with the No. 4 Geological Brigade of Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate zinc and lead deposits located in the southwestern Yunnan Province. On July 19, 2000, the Company completed its negotiations and has executed a joint venture agreement (the "Baotong Agreement"). Pursuant to the Baotong Agreement, the Company will (i) have the right to acquire an approximate 70% interest in the Baotong Joint Venture company, currently in formation stages, to conduct risk exploration and development of the two possible zinc and lead deposits, (ii) provide up to $1,000,000 over a two year period for exploration, drilling and tunneling of the possible zinc and lead deposits and conduct risk exploration, and (iii) have provisions to acquire up to an 85% joint venture interest with further funding. The Baotong Agreement and necessary Chinese licenses under application provide the basis upon which the Company may proceed to conduct further due diligence on the zinc and lead deposits, which includes exploration and development scoping, independent geological reports, metallurgical testing, and assessment of mining potential. Should the due diligence warrant continuation, the Company will proceed with payment of its contractual obligations under the Baotong Agreement and consummate the acquisition of its joint venture interest.

     The Company has formed Epicon Resources Group Ltd., a Belize corporation and wholly-owned subsidiary of the Company ("Epicon"), to act as the joint venture partner on behalf of the Company. As of the date of this Quarterly Report, the Company has not provided any funding.

COMPANY UNAUDITED FINANCIAL STATEMENTS
RESULTS OF OPERATION

Three-Month Period Ended June 30, 2000 Compared to Three-Month Period Ended June 30, 1999

     For the three-month period ended June 30, 2000, the Company recorded a net loss of $1,294,468 compared to a net loss of $273,077 in the corresponding period of 1999. During the three-month period ended June 30, 2000 and June 30, 1999, the Company recorded no income.

     During the three-month period ended June 30, 2000, the Company recorded exploration expenses of $928,635 as compared to $-0- of exploration expenses recorded in the same period for 1999. Property exploration expenses were incurred during the three-month period ended June 30, 2000 primarily due to payment of advances and costs associated with the due diligence (preliminary exploration, metallurgical testing and preparation of geological reports) for the Tun Resource gold concessions and the Lemachang silver deposits pursuant to the terms of the Acquisition Agreement and the Lemachang Agreement, respectively. These costs have been impaired in the financial statements since any future cash flows to be received by the Company from the respective joint venture interests cannot be quantified.

     Administrative expenses also increased in the approximate amount of $99,345 during the three-month period ended June 30, 2000 from the $249,523 incurred during the three-month period ended June 30, 1999 as compared to the $348,868 incurred during the three-month period ended June 30, 2000. This increase is due primarily to the increased scale and scope of overall business activity. Of the $348,868 incurred as administrative expenses during the three-month period ended June 30, 2000, $185,000 was paid to Investor Communications International, Inc. ("ICI") for amounts due and owing for services rendered including, but not limited to, financial, administrative, and metals exploration management. Tristar Financial Services, Inc. provided loans to the Company in the amount of $26,000, and received $10,000 in payments from the Company, during the three-month period ended June 30, 2000.

     The Company's net earnings (losses) during the three-month period ended June 30, 2000 were approximately ($1,294,468) or ($0.062) per common share compared to a net loss of approximately ($273,077) or ($0.016) per common share during the three-month period ended June 30, 1999. The weighted average number of shares outstanding was 20,792,978 for the three-month period ended June 30, 2000 compared to 17,585,000 for the three-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the three-month period ended June 30, 2000, the Company's total assets were $566,762. This increase in assets from fiscal year ended March 31, 2000 is due to receipt of approximately $425,000 in stock subscriptions relating to the Company's current private placement offering pursuant to Regulation S of the Securities Act of 1933, as amended.

     As of the three-month period ended June 30, 2000, the Company's total liabilities were $972,333. The total liabilities decreased during the three-month period ended June 30, 2000 from fiscal year ended March 31, 2000 due primarily to a decrease in advances payable to related parties. As of June 30, 2000, the total liabilities exceeded total assets by $405,571.

     Stockholders' Equity (Deficit) decreased from $(778,296) for fiscal year ended March 31, 2000 to ($375,762) for the three-month period ended June 30, 2000.

UNAUDITED PROFORMA CONDENSED FINANCIAL STATEMENTS
RESULTS OF OPERATION

Three-Month Operating Period Ended June 30, 2000 Compared to Year Ended March 31, 2000

     The proforma statements of operations for the three-month operating period ended June 30, 2000 and for fiscal year ended March 31, 2000 reflect the statements of operation of the Company and of Tun Resources. Proforma adjustments have been made to give effect to these transactions as if they had occurred as of July 1, 1999 and April 1, 1999, respectively.

     For the three-month period ended June 30, 2000 and fiscal year ended March 31, 2000, the Company's net losses were approximately $404,949 and $1,091,711, respectively. Since future profits related to Tun Resources' joint venture interests could not be estimated until additional exploration is performed, the value of the Company's joint venture investment has been impaired. Therefore, for the three-month period ended June 30, 2000 and fiscal year ended March 31, 2000, the Company would have recorded the impairment loss as an operating expense in the amount of $908,259 and $231,999, respectively, resulting in a proforma consolidated operating loss of $1,551,490 and $1,527,035, respectively.

     Proforma consolidated net losses during the three-month period ended June 30, 2000 would have been ($1,551,490) or ($0.080) per share compared to proforma consolidated net losses during fiscal year ended March 31, 2000 of ($1,527,035) or ($0.075) per share. The proforma weighted average number of consolidated shares outstanding would have been 21,320,451 for the three-month period ended June 30, 2000 compared to 19,196,262 for fiscal year ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company's and Tun Resources' assets were $1,486,089 and $102,673, respectively, resulting in proforma consolidated assets in the amount of $1,588,762. The joint venture investment would have been valued at $908,259, however, since any future profits relating to Tun Resources' joint venture interests could not be estimated until additional exploration is performed, the Company would have fully impaired the value of its joint venture investment at $908,259. As of June 30, 2000, the Company's and Tun Resources' liabilities were $972,333 and $490,000, respectively, resulting in proforma consolidated liabilities in the amount of $1,322,333. The intercompany liability of $140,000 has been eliminated.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 27, 1999, International Gold Corporation (INGC"), the subsidiary of Intergold Corporation ("IGCO") and Geneva Resources, Inc. ("Geneva") initiated legal proceedings against AuRIC Metallurgical Laboratories, LLC, a Utah limited liability company ("AuRIC") and Dames & Moore, a Delaware corporation ("Dames & Moore"), by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC, on behalf of IGCO, and Geneva initiated legal proceedings against AuRIC alleging (i) multiple breaches of contract relating to the Service Agreement and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab (the "Proprietary Technology") and failure to deliver the Proprietary Technology and procedures to International Gold Corporation, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction;
(vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     On October 8, 1999, INGC, on behalf of IGCO, and Geneva amended its complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of IGCO, are based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     On June 21, 2000, INGC, on behalf of IGCO, and Geneva filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva against the defendants. The Proprietary Technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC, on behalf of IGCO, allege that the Proprietary Technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court grant its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the Proprietary Technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, intend to obtain an expert opinion as to the validity or ineffectiveness of the Proprietary Technology.

     As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit, with more expected in the scheduling process. Discovery and document production have been conducted by both sides to the dispute, but not completed. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore. Management deems the Proprietary Technology crucial with respect to successful exploration of the Vega Property. Management has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings. Management believes that the legal proceedings will prove that the alleged Proprietary Technology is invalid.

     If the Proprietary Technology is proven to be invalid and not transferable, and INGC/Geneva are not successful in the outcome of the litigation and damages are not awarded, the Company may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License Agreement by Geneva. However, if the Proprietary Technology is proven to be invalid and not transferable, and INGC/Geneva are successful in the outcome of the litigation, INGC/Geneva may then receive damages from AuRIC and Dames & Moore. Geneva's damages result primarily from its inability to transfer the Proprietary Technology to the Company in accordance with the provisions of the Sub-License Agreement. Management believes that the Company will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

     The Company and Geneva have entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of the Company, the Company will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement. The Company is not involved in the INGC/Geneva litigation or any other litigation, except to the extent that it has sought to protect its claims for damages incurred in connection with execution of the Assignment Agreement.

     Management has suspended exploration of the Vega Property indefinitely until resolution of the INGC/Geneva legal proceedings. INGC and Geneva are reviewing further legal remedies against AuRIC and Dames & Moore and intend to aggressively pursue any all such actions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     o On March 30, 2000, the Company entered into separate settlement agreements with certain creditors whereby the Company agreed to issue an aggregate 2,061,000 shares of its restricted Common Stock at the rate of $0.50 per share to settle an aggregate debt of $1,030,462.78. Under the terms of the respective settlement agreements, the creditors each agreed to accept their proportionate issuance of shares of Common Stock as payment for the respective debt owed to such creditor. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The creditors each represented to the Company that they acquired the shares for their own respective account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

     o On March 1, 2000, the Company commenced an offering in which it planned to raise $1,250,000 under Regulation S of the Securities Act of 1933, as amended (the "1933 Securities Act"), pursuant to which it will offer and sell 5,000,000 shares of its restricted common stock at $0.25 per share to non-residents of the United States. As of the three-month period ended June 30, 2000, the Company has issued approximately 2,900,000 shares of common stock and has received subscriptions for a further approximate 1,700,000 shares. All of the investors are "non-residents" of the United States as that term is defined in Regulation S. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter is involved in the transactions, and no commissions or other remuneration will be paid in connection with the offer and sale of the securities.

     o On May 1, 2000, the Company issued 1,600,000 shares of its common stock for the purchase of an approximate 80% equity interest in Tun Resources. The issuance of the stock described herein was made in connection with an agreement not involving a public offering to a single corporate investor, and is exempt from registration provisions pursuant to Regulation S under the 1933 Securities Act. The certificate representing issuance of such shares of Common Stock has a legend indicating that the shares of Common Stock cannot be resold without registration under the 1933 Securities Act or in compliance with an available exemption from registration. No underwriter was involved in the transaction, and no commission or other remuneration was paid in connection with the offer and sale of the securities.

     o On May 29, 2000, the Company entered into an agreement with two creditors whereby the Company agreed to issue an aggregate of 200,000 shares of its Common Stock at $0.075 per share pursuant to Section 4(2) of the 1933 Securities Act. Under the terms of the respective agreements, the creditors each agreed to accept the 100,000 shares of Common Stock as payment for their respective debt owed to such creditor. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Securities Act. The creditors each represented to the Company that they acquired the shares for their own respective account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 1, 2000, less than ten shareholders of the Company, representing 51% of the issued and outstanding shares of Common Stock of the Company, pursuant to the consent process, approved the adoption of a non-qualified stock option plan (the "SOP"), which provides for the grant of options to purchase an aggregate of 2,000,000 shares of Common Stock at $0.25 per share. The purpose of the SOP is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an interest on reasonable terms of stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services provided.

     The SOP is administered by the Board of Directors which determines the persons to be granted options under the SOP, the number of shares subject to each option, the exercise price of each option and the option period, and the expiration date, if any, of such options. The exercise of an option may be less than fair market value of the underlying shares of Common Stock. No options granted under the SOP will be transferable by the optionee other than by that provided by the Option Grant Agreements or will or the laws of descent and distribution, and each option will be exercisable during the lifetime of the optionee, only by such optionee.

     The exercise price of an option granted pursuant to the SOP may be paid in cash, by the exercise of options, in Common Stock, in other property, including the optionee's promissory note, or by a combination of the above.

     As of the date of this Quarterly Report, options have been granted in the aggregate of 1,950,000 shares to the following individuals. All options granted are exercisable by the respective individual from the date of grant through the date of expiration.

--------------------------------------------------------------------------------
                           Number of                    Exercise    Date of
                        Options Granted  Date of Grant   Price     Expiration
--------------------------------------------------------------------------------

Harold Gooding                100,000     30-May-00      $0.25     30-Apr-10
Tun Aye Sai                   500,000     30-May-00       0.25     30-Apr-10
John Bowles                   100,000     30-May-00       0.25     30-Apr-10
Herb Ackerman                 100,000     30-May-00       0.25     30-Apr-10
Brent Pierce                  500,000     30-May-00       0.25     30-Apr-10
Grant Atkins                  100,000     30-May-00       0.25     30-Apr-10
Gary Powers                   100,000     30-May-00       0.25     30-Apr-10
Marcus Johnson                100,000     30-May-00       0.25     30-Apr-10
Gino Cicci                    100,000     30-May-00       0.25     30-Apr-10
Rudolf Heinz                  250,000     21-Jun-00       0.25     30-Apr-10
                            ---------

TOTAL                       1,950,000
                            =========
--------------------------------------------------------------------------------

     No share options have been exercised as of the date of this Quarterly
Report.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No. 10.4
          Non-Qualified Stock Option Plan

     (b)  Report on Form 8-K filed April 6, 2000.
          Report on Form 8-K filed May 22, 2000.
          Report on Form 8-K filed June 26, 2000.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VEGA-ATLANTIC CORPORATION

Dated: August 14, 2000                           By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: August 14, 2000                           By: /s/ Herb Ackerman
                                                 ------------------------------
                                                 Herb Ackerman, Secretary