Form 10QSB
period 2000-09-30
VEGA ATLANTIC CORP/CO
filed 2000-11-14
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 14, 2000
------                                       -------------------------------

Common Stock, $.00001 par value             26,446,000

           Transitional Small Business Disclosure Format (check one)

                                 Yes              No      X

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------




                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                  September 30, 2000


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Table of Contents                                                            2

Balance Sheet                                                                3

Statements of Operations                                                     4

Statements of Cash Flows                                                     5

Notes to Financial Statements                                               6-12

Management's Discussion and Analysis or Plan of Operations                 13-18

Other Information                                                          18-20

Signatures                                                                  21

Exhibit



                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 2000


                                           VEGA-ATLANTIC CORPORATION
                                        (An Exploration Stage Company)
                                          Consolidated Balance Sheet
                                                (Unaudited)

                                                                                               September 30,
                                                                                                   2000
----------------------------------------------------------------------------------------------------------------

                                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                  $        56,018
  Deposits                                                                                             5,000
                                                                                               --------------

      Total Current Assets                                                                            61,018

INTEREST IN MINERAL PROPERTIES (Note 3)                                                                    1
                                                                                               --------------

                                                                                             $        61,019
                                                                                               ==============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                           $       129,903
  Advances from related parties                                                                       54,651
  Notes payable - Technology sublicense (Note 4)                                                     600,000
  Directors fees payable                                                                              53,767
  Accrued interest payable                                                                            51,309
                                                                                               --------------

      Total Current Liabilities                                                                      889,630
                                                                                               --------------


STOCKHOLDERS' EQUITY (Note 2)
  Preferred stock, no par value;
     20,000,000 shares authorized at September 30, 2000
     Nil shares issued and outstanding at September 30, 2000                                               -
  Common stock $.00001 par value;
     500,000,000 shares authorized at September 30, 2000;
     26,446,000 shares issued and outstanding at September 30, 2000                                      264
  Additional paid - in capital                                                                     7,223,438
  Accumulated deficit through exploration stage                                                   (8,052,313)
                                                                                               --------------

      Total Stockholders' Equity (Capital Deficiency)                                               (828,611)
                                                                                               --------------

                                                                                             $        61,019
                                                                                               ==============


                 See accompanying notes to financial statements.




                                                     VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                                            (Unaudited)
                                               Consolidated Statements of Operations



                                                                                                               Inception
                                                                                                              (January 28,
                                                          For the 3 Months             For the 6 Months       1987) to
                                                           Ended Sep. 30                Ended Sep. 30         September 30,
                                                         2000           1999          2000         1999           2000
                                                      -------------------------    ------------------------   -------------

EXPLORATION EXPENSES
  Research and development                            $         -    $        -    $        -   $         -    $  783,182
  Claims staking, exploration and maintenance                   -        24,595             -        24,595       112,384
  Acquisition due diligence                                33,652             -        92,922             -       146,068
  Joint Venture Acquisition Costs - Tun Resources         130,450             -       999,815             -     1,139,815
                                                      -----------   -----------   -----------   -----------    ----------
Total Exploration Expenses                                164,102        24,595     1,092,737        24,595     2,181,449
                                                      -----------   -----------   -----------   -----------    ----------

ADMINISTRATIVE EXPENSES
  General and administration                              343,987       169,762       600,794       414,220     2,872,524
  Professional fees                                        27,121             2        88,221         3,567       175,977
  Director's fees                                           3,000         1,500         6,000         3,000        42,000
  Interest expense                                          5,836        29,175        22,801        52,729       178,648
  Stock-based compensation                                      -             -       262,247             -       262,247
  Consulting fees                                           8,803             -        36,763             -       132,839
                                                      -----------   -----------   -----------   -----------    ----------
      Total Administrative Expenses                       388,747       200,439     1,016,826       473,516     3,664,235
                                                      -----------   -----------   -----------   -----------    ----------
Loss from Continuing Operations                           552,849       225,034     2,109,563       498,111     5,845,684
                                                      -----------   -----------   -----------   -----------    ----------
Discontinued Operations
  Loss from discontinued operations of
      Century Manufacturing, Inc.                               -             -             -             -     2,206,629
                                                      -----------   -----------   -----------   -----------    ----------

NET LOSS                                              $   552,849       225,034     2,109,563   $   498,111     8,052,313
                                                      ===========   ===========   ===========   ===========    ==========

Loss Per Share - Basic and fully diluted              $     0.021         0.013         0.091   $     0.028         1.157
                                                      ===========   ===========   ===========   ===========    ==========
Weighted Average Number of
 Common Shares Outstanding                             25,716,652    17,585,000    23,256,383    17,585,000     6,960,891
                                                      ===========   ===========   ===========   ===========    ==========


                                        See the accompanying notes to financial statements.




                                                     VEGA-ATLANTIC CORPORATION
                                                   (An Exploration Stage Company)
                                               Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                                                    Inception
                                                                                                   (January 28,
                                                                                                     1987) to
                                                                 For the 6 Months Ended Sep. 30,   September 30,
                                                                   2000             1999              2000
                                                             -----------------------------------   -------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $    (2,109,563)   $    (498,111)   $    (8,052,313)
   Adjustments to reconcile net loss to cash
   Non-cash loss on sale of subsidiary                                     -                -          1,687,000
   Non-cash research and development expenses                              -                -            783,182
    Non-cash interest recognized through
        discount adjustment                                                -           17,500             31,818
    Non-cash stock issued in settlement of debt                       15,000                -             99,992
   Non-cash loss due to impairment of joint venture interest         672,000                -            672,000
   Stock-based compensation                                          262,247                -            262,247
    Changes in Assets and Liabilities
          Deposit                                                     (5,000)               -             (5,000)
         Accounts payable                                            (86,844)          (7,368)           129,902
          Directors fees payable                                       6,000            3,000             53,767
         Accrued interest payable                                     22,801           35,230            146,830
                                                              --------------    -------------     --------------
       Net Cash Flows Used for Operating Activities               (1,223,359)        (449,749)        (4,190,575)
                                                              --------------    -------------     --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from affiliates  - net                                   (70,951)         450,135          1,129,593
   Sale of common stock                                            1,250,000                -          3,217,000
                                                              --------------    -------------     --------------
        Net Cash Flows Provided by
              Financing Activites                                  1,179,049          450,135          4,346,593
                                                              --------------    -------------     --------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of subsidiary                                                  -                -           (100,000)
                                                              --------------    -------------     --------------
 Net increase in cash                                                (44,310)             386             56,018
 Cash and cash equivalents -  Beginning of period                    100,328              279                  -
                                                              --------------    -------------     --------------
 Cash and cash equivalents - End of period                   $        56,018    $         665    $        56,018
                                                              ==============    =============     ==============

 SIGNIFICANT NON-CASH TRANSACTIONS
     During the 2001 fiscal year, the Company issued 200,000 shares of common stock in settlement of $15,000 of debt.
     During the 2001 fiscal year, the Company issued 1,600,000 common shares valued at $672,000 in exchange for an 80%
       interest in Tun Resources, Inc.


                                        See the accompanying notes to financial statements.



                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the September 30, 2000Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Interim Financial Statements
                  ----------------------------

                  The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
                  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six-month period ending September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

                  Principles of Consolidation
                  ---------------------------

                  The consolidated financial statements for the six months ended September 30, 2000 include the accounts of the Company and its 80% owned subsidiary, Tun Resources, Inc. (Note 3). The 80% interest in Tun Resources, Inc. ("Tun") was acquired by purchase on May 1, 2000. The acquisition of Tun has been accounted for by the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

                  Going Concern and Continued Operations
                  --------------------------------------

                  As of September 30, 2000, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated any revenues from operations, and has a working capital deficiency of ($828,611). The Company's future operations and movement into an operating basis are contingent on the development of the lode mining claims, or other joint ventures detailed in Note 3, and the continuing ability to raise capital financing. The Company intends to finance operations for the next twelve months through additional common stock offerings, advances from directors and shareholders, and convertible debt instruments.

                  Mineral property joint ventures
                  -------------------------------

                  The Company has contractual rights to co-operative joint venture agreements with Chinese partners. All capital investments are recorded at cost until such time as the required joint venture contributions have been paid in full. Direct

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the September 30, 2000Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  exploration costs incurred by the Company are expensed as incurred. When uncertainty of realization of the investment in the joint ventures exists, the Company records an impairment provision for all contributions to date and the investment is carried at a nominal value.

                  Stock-based Compensation
                  ------------------------

                  The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No.25"). APB No. 25 requires that compensation cost be recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date the options are granted. Stock options to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, as required by SFAS No. 123 in respect to options granted to non-employees, the company provides pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

NOTE 2:           STOCKHOLDERS' EQUITY

                  Common Stock
                  ------------

                  On May 1, 2000, the Company issued 1,600,000 shares at $0.42 per share, totaling $672,000, for the purchase of an 80% interest in Tun Resources, Inc. (Note 3).

                  On May 29, 2000, the Company issued 200,000 shares for the settlement of accounts payable of the Corporation in the amount of $15,000.

                  Pursuant to a Reg. S private placement offering memorandum dated March 1, 2000, the Company offered 5,000,000 shares of common stock at $.25 per share. This offering is intended to be used for continued financing of the exploration, development and expansion programs currently being conducted on the Company's joint venture projects in China, consulting fees, and to provide working capital. As of September 30, 2000, 100% of the offering has been completed and the 5,000,000 shares have been issued.

                  At September 30, 2000, there were 26,446,000 shares of common stock outstanding. Refer to Note 5 - Employee Stock Option Plan.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the September 30, 2000Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 3:           MINERAL PROPERTIES

                  ACQUISITIONS
                  ------------

                  80% interest in Tun Resources Inc.: On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder 80% of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining 20% of the issued and outstanding shares of Tun Resources at fair market value. Tun Resources is the major stakeholder in two gold exploration and development joint ventures in the Yunnan Province of China. Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Sino-Foreign Joint Venture, which has the rights to four separate gold exploration and mining development properties in China. Tun Resources also owns an approximate eighty percent (80%) joint venture interest in the Lutong Sino-Foreign Joint Venture, which consists of a gold exploration concession comprising approximately 100 square kilometers in the same province.

                  On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in Tun Resources Inc. The Company is proceeding with funding initiatives pursuant to Tun Resources' two majority owned gold exploration and development joint ventures in the Yunnan Province of China. The 80% interest in Tun Resources was purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 and the 1,600,000 restricted shares in the capital of the
                  Company valued at $672,000. As of September 30, 2000, the Company has advanced $598,268 of the $1,180,000 funding commitment. At the date of acquisition, Tun had a stockholders' deficit of $149,044. The Company allocated the stockholder's deficit as well as the $672,000 in stock as the value of the underlying joint venture interests. As the Company has not determined whether the underlying properties contain proven economically recoverable reserves, the Company recognized a $821,044 impairment loss on the value of the Tun joint venture interest. Of the $821,044, $681,044 was written off during the first quarter of fiscal 2001, while the remaining $140,000 was written off during the year ended March 31, 2000. The $140,000 represented advances to Tun through March 31, 2000.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the September 30, 2000Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


 NOTE 3: MINERAL PROPERTIES (Continued)


                  POTENTIAL ACQUISITIONS
                  ----------------------


                  "Baotong" Zinc Joint Venture  Proposal:  The Company announced
                   -------------------------------------
                  on June 8, 2000, that the Company had executed an agreement in principle to joint venture with the No. 4 Geological Brigade, Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate Zinc and Lead deposits in the south western Yunnan Province. On July 19, 2000, the Company announced that it has completed joint venture negotiations, has executed a Sino-Foreign Cooperative Joint Venture Contract, and is in the process of forming its limited liability joint venture company.


                  Further due diligence will be conducted during the next few months to undertake independent geological reports, metallurgical testing, and preliminary exploration and development scoping. Subject to the outcome of due diligence efforts under way, the Company has committed to spend $1,000,000 on exploration (drilling and tunneling) over a two-year period in return for a 70% interest in the Baotong JV Company. According to the JV Contract signed, the Company can acquire up to an 85% interest by providing further capital if its Sino JV partner elects a no investment 15% carried interest. Until the completion of all due diligence the Company will not consider the acquisition probable.


                  Lemachang  Silver Mine Joint  Venture  Proposal:  On March 27,
                  -----------------------------------------------
                  2000, the Company entered into an agreement in principle with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, Peoples Republic of China ("PRC") to acquire via joint venture, majority control in the producing Lemachang silver mine, located in the Ludian County Seat, Yunnan Province of the PRC, subject to completion of due diligence.


                  Under terms of the further joint venture agreement executed on July 26, 2000, the Company will partner the formation of a new joint venture company which will invest up to US $8 million to increase production, expand reserves, and improve overall silver recovery in return for an 85% interest in the silver mine and deposit areas. Until the completion of all due diligence, the Company will not consider the acquisition probable.


                  Ailaoshang Joint Venture Proposal:  On May 4, 2000 the Company
                  ---------------------------------
                  entered into an agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, Peoples Republic of China whereby the Company has the right to acquire via joint venture a 70% interest in the Ailaoshang gold concession and prospect with claims that include the "Xiaoshuijing" 350,000 ounce gold resource

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the September 30, 2000Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


 NOTE 3: MINERAL PROPERTIES (Continued)


                  POTENTIAL ACQUISITIONS (Continued)
                  ----------------------


                  located in the Chuxion Prefecture, Yunnan Province, PRC, subject to completion of due diligence.


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


NOTE 4:  NOTES PAYABLE

                  Pursuant to the Technology Sub-license agreement with Geneva Resources, Inc., the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology. These notes have been discounted to bear an imputed interest rate of 10%. Pursuant to the agreement, the company has issued a convertible promissory note to Geneva in the amount of $100,000 that is convertible to 500,000 restricted common shares upon demand, and bears interest at the rate of 8% per annum and issued 1,000,000 restricted common shares to AuRIC. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology or any settlement thereto will be contingent on the outcome of the lawsuit described in Note 6.


 NOTE 5: EMPLOYEE STOCK OPTION PLAN


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

                  During the quarter ended June 30, 2000, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. As of September 30, 2000, 1,950,000 share options with an

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the September 30, 2000Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


 NOTE 5: EMPLOYEE STOCK OPTION PLAN (Continued)

                  exercise price of $.25 per share of common stock had been granted, no options had been exercised or forfeited, and no options had expired. Selected information regarding the options as of September 30, 2000 and 1999 are as follows:



                                           September 30, 2000              September 30, 1999
                                     Number                               Number
                                      of                 Exercise          of             Exercise
                                     Options              Price          Options           Price
                                    ---------------------------------------------------------------

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

                  As of September 30,2000, there are 1,950,000 options that are exercisable at an exercise price of $.25 per share of common stock for a period of 10 years.

                  Stock-based compensation

                  The following pro-forma information is provided as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, an expected life of ten years and an expected volatility range of 204%.



                                                                                                                January 28, 1987
                                                 Three months ended                Six months ended              (inception) to
                                                    September 30,                    September 30,               September 30,
                                                2000            1999             2000              1999               2000
                                            -------------- --------------- ------------------ --------------- ---------------------

                                                  $              $                 $                $                  $
Net loss                                         (552,849)       (225,034)        (2,109,563)       (498,111)           (8,052,313)

Pro-forma stock-based compensation                      -               -           (224,783)              -              (224,783)
                                                 --------        --------        -----------       ---------          ------------

Pro-forma net loss                               (552,849)       (225,034)        (2,334,346)       (498,111)           (8,277,096)
                                                 ========        ========        ===========       =========          ============

Pro-forma net loss per share                       (0.021)         (0.013)            (0.100)         (0.028)
                                                 ========        ========        ===========       =========


                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the September 30, 2000Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 6: CONTINGENCIES

                  On May 8, 2000, the Company executed an assignment agreement that transferred and conveyed the potential claims and causes of action that the Company may have in connections with the Sub-license Agreement with Geneva. If amounts are recovered by the lawsuit initiated by International Gold Corporation and Geneva, the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. The Company has made this assignment to Geneva.

                  On September 27, 1999, Intergold Corporation ("IGCO"), its wholly owned subsidiary, International Gold Corporation ("IGC"), and Geneva initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva are to be determined in court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Vega Property

     The Company is engaged in the exploration of gold, silver and zinc within the United States and internationally. Pursuant to a joint venture agreement with Geneva Resources, Inc. ("Geneva") dated March 28, 1998 (the "Joint Venture Agreement"), the Company previously owned a fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of 213 unpatented lode mining claims located in Camus County, in south-central Idaho (the "Vega Property"). In accordance with the terms and provisions of the Joint Venture Agreement, the Company was to conduct any work programs involving exploration of the mining claims on the Vega Property. The Company has subsequently ceased exploration of the Vega Property and no longer maintains the Vega Property claims due to the ongoing result of litigation by other companies described below.

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

     The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit. Management deems the proprietary technology crucial with respect to successful exploration of the Vega Property. Management, therefore, has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings, and due to its belief that the Vega Property contains no commercial quantities of gold or silver. See "Part II. Item 1. Legal Proceedings" for additional disclosure.

Tun Resources, Ltd.

     On May 1, 2000, the Company entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement, the Company will (i) provide a total of $1,180,000 by November 15, 2000 to fund current Tun Resources joint venture projects, (ii) issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and an option to purchase the remaining twenty percent (20%), and (iii) be solely responsible for the future funding of Tun Resources and its joint ventures. As of September 30, 2000, the Company issued 1,600,000 shares of its restricted common stock to Golden Thunder and has provided approximately $598,268 of funds to Tun Resources.

     Tun Resources is the major stakeholder in two gold exploration and development Sino Foreign joint ventures in the Yunnan Province of China. Tun Resources owns (i) an approximate eighty-two percent (82%) joint venture interest in the Yuntong Sino Foreign Joint Venture, which consists of a gold concession comprising approximately 30 square kilometers (the "Yuntong Gold Concession"); and (ii) an approximate eighty percent (80%) joint venture interest in the Lutong Project, which consists of a gold exploration concession comprising approximately 100 square kilometers (the "Lutong Gold Concession").

         As of the date of this Quarterly Report, Tun Resources, through the Yuntong Sino Foreign Joint Venture, is currently engaged in the mine construction phases of the Yuntong Gold Concession, which management anticipates will be completed by the beginning of fiscal quarter ending December 31, 2000. The Yuntong Gold Concession is fully permitted by the Chinese government and management of the Company anticipates that the Yuntong Gold Concession will be in mining production operations approximately during the fiscal quarter ending December 31, 2000.

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

         As of the date of this Quarterly Report, the No 1. Geological Brigade is conducting heap leach mine testing, therefore, mining production operations are limited. Management of the Company believes that exploration work conducted by the No. 1 Geological Brigade indicates peripheral gold occurrences located, which could increase future gold resources. Management further anticipates that mining production operations will increase during the dry season (October through May). Until the completion of all due diligence, the Company will not consider the acquisition of the Ailaoshang gold concession probable.

         The Company has formed Polar Explorations Ltd.,a Belize corporation and the wholly-owned subsidiary of the Company ("Polar Explorations"), to act as the joint venture partner on behalf of the Company.

Lemachang Silver Project

     On March 27, 2000, the Company entered into an agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China, whereby the Company would have the right to acquire a majority interest in the Lemachang silver mine located in the Ludian County Seat, Yunnan Province. On July 26, 2000, the Company completed negotiations and executed a joint venture agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City (the "Lemachang Agreement"), whereby the Company will (i) partner the formation of a new joint venture company and provide funding in the amount of $4,000,000 to accelerate the drilling on the Lemachang silver mine to increase production, expand resources and improve overall silver recovery, (ii) undertake feasibility studies to ultimately increase production and output to an annual target of 1,000,000 ounces of metallic silver, and (iii) receive an approximate 85% interest in the silver mine and deposit areas. Pursuant to the terms of the Lemachang Agreement, the Company will further provide an additional $4,000,000 over a five-year period from its portion of operating profits to repay existing silver project capital loans currently outstanding to the Chinese banks.

         As of the date of this Quarterly Report, the Company (i) is conducting metallurgical test work to produce a feasibility study of metallurgical process upgrades, and (ii) has hired engineers to provide detailed studies of the current mining operations to develop new mining methods for the upgrade of mining expansion. Management of the Company expects engineering feasibility reports, metallurgical testing results and financial audit information to provide the basis for consummation of the acquisition. Until the completion of all due diligence, the Company will not consider the acquisition probable. In the event that due diligence is successfully completed, the Company will receive an 85% interest in the cash flow from operating profits, which management anticipates may commence at the date that the Chinese business license is granted during fiscal quarter ended December 31, 2000.

         The Company has formed Alaskan Explorations Corp., a Turks & Caicos corporation and wholly-owned subsidiary of the Company ("Alakskan"), to act as the joint venture partner on behalf of the Company.

Baotong Zinc and Lead Project

     On June 8, 2000, the Company entered into an agreement with the No. 4 Geological Brigade of Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate zinc and lead deposits located in the southwestern Yunnan Province. On July 19, 2000, the Company completed its negotiations and has executed a joint venture agreement (the "Baotong Agreement"). Pursuant to the Baotong Agreement, the Company will (i) form a limited liability joint venture company (the "Baotong Mineral Exploration and Development Co."), (ii) have the right to acquire an approximate 70% interest in the Baotong Mineral Exploration and Development Co., (iii) conduct risk exploration and development of the two possible zinc and lead deposits, (iv) provide up to $1,000,000 over a two year period for exploration, drilling and tunneling of the possible zinc and lead deposits and conduct risk exploration, and (v) have rights to acquire up to an 85% joint venture interest in the Baotong Mineral Exploration and Development Co. with further funding.

         As  of  the  date  of  this  Quarterly  Report,   the  Baotong  Mineral
Exploration and Development Co. has been formed. The Company is currently conducting further due diligence on the zinc and lead deposits, which includes exploration and development scoping, independent geological reports, metallurgical testing, and assessment of mining potential. Should the due diligence warrant continuation, the Company will proceed with payment of its contractual obligations under the Baotong Agreement and consummate the acquisition of its joint venture interest in the Baotong Mineral Exploration and Development Co.

     The Company has formed Epicon Resources Group Ltd., a Belize corporation and wholly-owned subsidiary of the Company ("Epicon"), to act as the joint venture partner on behalf of the Company. As of the date of this Quarterly Report, the Company has not provided any funding until the completion of all due diligence, the Company will not consider the acquisition of the Baotong Mineral Exploration and Development Company exploration concession probable.

COMPANY UNAUDITED FINANCIAL STATEMENTS
RESULTS OF OPERATION

Six-Month Period Ended September 30, 2000 Compared to Six-Month Period Ended September 30, 1999

     For the six-month period ended September 30, 2000, the Company recorded a net loss of $2,109,563 compared to a net loss of $498,111 in the corresponding period of 1999. During the six-month period ended September 30, 2000 and September 30, 1999, the Company recorded no income.

     During the six-month period ended September 30, 2000, the Company recorded exploration expenses of $1,092,737 as compared to $24,595 of exploration expenses recorded in the same period for 1999. Property exploration expenses were incurred during the six-month period ended September 30, 2000 primarily due to payment of advances pursuant to contractual arrangements and/or costs associated with the due diligence (preliminary exploration, metallurgical testing and preparation of geological reports) as follows: (i) $999,815 for Tun Resources (the Yuntong Gold Concession and the Lutong Gold Concession) and (ii) $92,922 for general acquisition due diligence costs. The costs associated with Tun Resources have been impaired in the financial statements since any future cash flows to be received by the Company from the joint venture interest cannot be quantified.

     Administrative expenses also increased in the approximate amount of $543,310 during the six-month period ended September 30, 2000 from the $473,516 incurred during the six-month period ended September 30, 1999 as compared to the $1,106,826 incurred during the six-month period ended September 30, 2000. This increase is due primarily to the increased scale and scope of overall business activity. Of the $1,106,826 incurred as administrative expenses during the six-month period ended September 30, 2000, $379,000 was paid to Investor Communications International, Inc. ("ICI") for amounts due and owing for services rendered including, but not limited to, financial, administrative, and metals exploration management.

     The Company's net earnings (losses) during the six-month period ended September 30, 2000 were approximately ($2,109,563) or ($0.091) per common share compared to a net loss of approximately ($498,111) or ($0.028) per common share during the six-month period ended September 30, 1999. The weighted average number of shares outstanding was 23,256,383 for the six-month period ended September 30, 2000 compared to 17,585,000 for the six-month period ended September 30, 1999.

Three-Month Period Ended September 30, 2000 Compared to Three-Month Period Ended September 30, 1999

         For the three-month period ended September 30, 2000, the Company recorded a net loss of $552,849 compared to a net loss of $225,034 in the corresponding period of 1999. During the three-month period ended September 30, 2000 and September 30, 1999, the Company recorded no income.

         During the three-month period ended September 30, 2000, the Company recorded exploration expenses of $164,102 as compared to $24,595 of exploration expenses recorded in the same period in 1999. Property exploration expenses were incurred during the three-month period ended September 30, 2000 primarily due to payment of advances pursuant to contractual arrangements and/or costs associated with the due diligence (preliminary exploration, metallurgical testing and preparation of geological reports) as follows: (i) $130,450 for Tun Resources (the Yuntong Gold Concession) and (ii) 33,652 for general acquisition due diligence costs. The costs associated with Tun Resources have been impaired in the financial statements since any future cash flows to be received by the Company from the joint venture interest cannot be quantified.

         Administrative expenses also increased in the approximate amount of $188,308 during the three-month period ended September 30, 2000 from the $200,439 incurred during the three-month period ended September 30, 1999 as compared to the $388,747 incurred during the three-month period ended September 30, 2000. This increase is due primarily to the increased scale and scope of overall business activity. Of the $388,747 incurred as administrative expenses during the three-month period ended September 30, 2000, $200,000 was paid to ICI for amounts due and owing for services rendered including, but not limited to, financial, administrative and metals exploration management.

         The Company's net earnings (losses) during the three-month period ended September 30, 2000 were approximately ($552,849) or ($0.021) per common share compared to a net loss of approximately ($225,034) or ($0.013) per common share during the three-month period ended September 30, 1999. The weighted average number of shares outstanding was 25,716,652 for the three-month period ended
September 30, 2000 compared to 17,585,000 for the three-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the six-month period ended September 30, 2000, the Company's total assets were $61,019. This decrease in assets from fiscal quarter ended June 30, 2000 is due to decrease in cash and cash equivalents and subscriptions receivable.

     As of the six-month period ended September 30, 2000, the Company's total liabilities were $889,630. The total liabilities decreased during the three-month period ended September 30, 2000 from the three-month period ended June 30, 2000 due primarily to a decrease in accounts payable. As of September 30, 2000, the total liabilities exceeded total assets by $828,611.

     Stockholders' Equity (Deficit) increased from ($375,762) for the three-month period ended June 30, 2000 to ($828,611) for the six-month period ended September 30, 2000. Stockholders' Equity (Deficit) increased from ($778,296) for fiscal year ended March 31, 2000 to ($828,611) for the six-month period ended September 30, 2000.

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

     On or about November 10, 2000, Geneva and INGC filed a motion for summary judgment against Dames & Moore and AuRIC.

     As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore. Management deems the Proprietary Technology crucial with respect to successful exploration of the Vega Property. Management has suspended exploration of the Vega Property and maintenance of the Vega Property claims indefinitely until resolution of the legal proceedings. Management believes that the legal proceedings will prove that the alleged Proprietary Technology is invalid. Management does not believe that the Vega Property contains commercial quantities of gold or silver.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          o On March 1, 2000, the Company commenced an offering in which it planned to raise $1,250,000 under Regulation S of the Securities Act of 1933, as amended (the "1933 Securities Act"), pursuant to which it will offer and sell 5,000,000 shares of its restricted common stock at $0.25 per share to non-residents of the United States. As of the six-month period ended September 30, 2000, the Company has issued 5,000,000 shares of common stock and has closed the offering. All of the investors are "non-residents" of the United States as that term is defined in Regulation S. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter is involved in the transactions, and no commissions or other remuneration will be paid in connection with the offer and sale of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Report on Form 8-K filed October 22, 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VEGA-ATLANTIC CORPORATION

Dated: November 14, 2000                           By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: November 14, 2000                           By: /s/ Herb Ackerman
                                                 ------------------------------
                                                 Herb Ackerman, Secretary