Form 10QSB
period 2000-12-31
VEGA ATLANTIC CORP/CO
filed 2001-02-14
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of February 12, 2001
------                                      ------------------------------------

Common Stock, $.00001 par value             14,588,405

Transitional Small Business Disclosure Format (check one)

         Yes              No    X

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------




                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                  December 31, 2000


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Table of Contents                                                           2

Balance Sheet                                                               3

Statements of Operations                                                    4

Statements of Cash Flows                                                    5

Notes to Financial Statements                                             6 - 12

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                  December 31,
                                                                     2000
                                                                  --
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $     17,184
  Deposits                                                               1,156
                                                                  ------------

      Total Current Assets                                              18,340

INTEREST IN MINERAL PROPERTIES (Note 3)                                      1
                                                                  ------------

                                                                  $     18,341
                                                                  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $    176,802
  Advances from related parties                                         41,586
  Notes payable - Technology sublicense (Note 4)                       600,000
  Directors fees payable                                                56,767
  Accrued interest payable                                              47,876
                                                                  ------------

      Total Current Liabilities                                        923,031
                                                                  ------------

STOCKHOLDERS' EQUITY (Note 2)
  Preferred stock, no par value;
     20,000,000 shares authorized at December 31, 2000
     Nil shares issued and outstanding at
     December 31, 2000                                                   --
  Common stock $.00001 par value;
     100,000,000 shares authorized at December 31, 2000;
    14,588,405 shares issued and outstanding at
    December 31, 2000                                                      344
  Additional paid - in capital                                       9,217,581
  Accumulated deficit through exploration stage                    (10,122,615)
                                                                  ------------

      Total Stockholders' Equity (Capital Deficiency)                 (904,690)
                                                                  ------------

                                                                  $     18,341
                                                                  ============


                See accompanying notes to financial statements.


                                                 VEGA-ATLANTIC CORPORATION
                                               (An Exploration Stage Company)
                                                         (Unaudited)
                                            Consolidated Statements of Operations

                                                                                                                         Inception
                                                                                                                        (January 28,
                                                               For the 3 Months                For the 9 Months           1987) to
                                                                 Ended Dec. 31,                 Ended Dec. 31,          December 31,
                                                             2000            1999            2000           1999             2000
                                                         -----------     -----------     -----------     -----------     -----------
EXPLORATION EXPENSES
  Research and development                               $      --       $      --       $      --       $      --       $   783,182
  Claims staking, exploration
    and maintenance                                             --             2,722            --            27,317         112,384
  Acquisition due diligence                                    1,726            --            94,648            --           147,794
  Joint Venture Acquisition Costs
    - Tun Resources                                           11,324            --         1,011,139            --         1,151,139
                                                         -----------     -----------     -----------     -----------     -----------
Total Exploration Expenses                                    13,050           2,722       1,105,787          27,317       2,194,499
                                                         -----------     -----------     -----------     -----------     -----------

ADMINISTRATIVE EXPENSES
   General and administration                                244,236         142,529         845,118         556,749       3,116,848
   Professional fees                                          45,969           4,827         134,190           8,394         221,946
   Director's fees                                             3,000           1,500           9,000           4,500          45,000
   Interest expense                                            9,130          33,166          31,931          85,895         187,778
   Stock-based compensation                                     --              --           262,247            --           262,247
   Loss on settlement of convertible
    promissory notes                                       1,754,917            --         1,754,917            --         1,754,917
   Consulting fees                                              --              --            36,675            --           132,751
                                                         -----------     -----------     -----------     -----------     -----------

      Total Administrative Expenses                        2,057,252         182,022       3,074,078         655,538       5,721,487
                                                         -----------     -----------     -----------     -----------     -----------

Loss from Continuing Operations                            2,070,302         184,744       4,179,865         682,855       7,915,986
                                                         -----------     -----------     -----------     -----------     -----------
Discontinued Operations
   Loss from discontinued operations of
      Century Manufacturing, Inc.                               --              --              --              --         2,206,629
                                                         -----------     -----------     -----------     -----------     -----------

NET LOSS                                                 $ 2,070,302     $   184,744     $ 4,179,865     $   682,855     $10,122,615
                                                         ===========     ===========     ===========     ===========     ===========

Loss Per Share - Basic and fully diluted                 $     0.298     $     0.042     $     0.674     $     0.155
                                                         ===========     ===========     ===========     ===========

Weighted Average Number of
 Common Shares Outstanding
 (restated for 4 for 1 rollback)                           6,958,322       4,396,250       6,202,836       4,396,250
                                                         ===========     ===========     ===========     ===========


                                       See the accompanying notes to financial statements.




                                                    VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                               Consolidated Statements of Cash Flows
                                                          (Unaudited)


                                                                                                              Inception
                                                                                                             (January 28,
                                                                                                               1987) to
                                                                     For the 9 Months Ended Dec. 31,         December 31,
                                                                         2000                1999               2000
                                                                    ------------        ------------        -------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $ (4,179,865)       $   (682,855)       $(10,122,615)
   Adjustments to reconcile net loss to cash:
   Non-cash loss on sale of subsidiary                                      --                  --             1,687,000
   Non-cash research and development expense                                --                  --               783,182
   Non-cash interest recognized through
        discount adjustment                                                 --                26,250              31,818
   Non-cash stock issued in settlement of debt                              --                  --                84,992
   Non-cash loss due to impairment of joint venture interest             821,044                --               821,044
   Stock-based compensation                                              262,247                --               262,247
   Loss on settlement of convertible promissory notes                  1,754,917                --             1,754,917
   Changes in Assets and Liabilities
          Deposit                                                         (1,156)               --                (1,156)
          Accounts payable                                               (34,944)                519             181,802
          Directors fees payable                                           9,000               4,500              56,767
          Accrued interest payable                                        31,930              59,645             155,959
                                                                    ------------        ------------        ------------

       Net Cash Flows Used for Operating Activities                   (1,336,827)           (591,941)         (4,304,043)
                                                                    ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from affiliates  - net                                        44,661             601,900           1,245,205
   Sale of common stock                                                  970,000                --             3,077,000
   Interest paid                                                          (1,433)               --                (1,433)
   Convertible notes received                                             99,500                --                99,500
   Advances to Golden Cycle de Panama                                       --               (10,000)               --
                                                                    ------------        ------------        ------------

        Net Cash Flows Provided by
              Financing Activities                                     1,112,728             591,900           4,420,272
                                                                    ------------        ------------        ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of subsidiaries, net of cash acquired                            955                --               (99,045)
                                                                    ------------        ------------        ------------

 Net increase in cash                                                   (223,144)                (41)             17,184

 Cash and cash equivalents -  Beginning of period                        240,328                 279                --
                                                                    ------------        ------------        ------------

 Cash and cash equivalents - End of period                          $     17,184        $        238        $     17,184
                                                                    ============        ============        ============


 SIGNIFICANT NON-CASH TRANSACTIONS
     During the 2001 fiscal year, the Company issued 200,000 shares of common stock in settlement of $15,000 of debt.
     During the 2001 fiscal year, the Company issued 1,600,000 common shares valued at $672,000 in exchange for an 80% interest in
     Tun Resources, Inc.
     During the 2001 fiscal year, the Company issued 7,976,900 shares of common stock in settlement of $239,306 of debt and convertible notes.


                                        See the accompanying notes to financial statements.



                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the December 31, 2000 Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Interim Financial Statements
        ----------------------------

        The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine month period ending December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

        Principles of Consolidation
        ---------------------------

        The consolidated financial statements for the nine months ended December 31, 2000 include the accounts of the Company and its 80% owned subsidiary, Tun Resources, Inc. (Note 3). The 80% interest in Tun Resources, Inc. ("Tun") was acquired by purchase on May 1, 2000. The acquisition of Tun has been accounted for by the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

        Going Concern and Continued Operations
        --------------------------------------

        As of December 31, 2000, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated any revenues from operations, and has a working capital deficiency of $904,691. The Company's future operations and movement into an operating basis are contingent on the development of the lode mining claims, or other joint ventures detailed in Note 3, and the continuing ability to raise capital financing. The Company intends to finance operations for the next twelve months through additional common stock offerings, advances from directors and shareholders, and convertible debt instruments.

        Mineral property joint ventures
        -------------------------------

        The Company, through its subsidiary Tun Resources Inc., has contractual rights to co-operative joint venture agreements with Chinese partners. All initial earn-in capital investments are recorded at cost until such time as the required joint venture contributions have been paid in full and the Company has earned its undivided interest in the joint venture. Direct exploration costs incurred by the Company are expensed as incurred. When uncertainty of realization of the investment in the joint ventures exists, the Company records an impairment provision for all contributions to date and the investment is carried at a nominal value.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the December 31, 2000 Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2: STOCKHOLDERS' EQUITY

        Common Stock
        ------------

        On May 1, 2000, the Company issued 1,600,000 pre-consolidation shares at $0.42 per share, totaling $672,000, for the purchase of an 80% interest in Tun Resources, Inc. (Note 3).

        On May 29, 2000, the Company issued 200,000 pre-consolidation shares for the settlement of accounts payable of the Corporation in the amount of $15,000.

        Pursuant to a Reg. S private placement offering memorandum dated March 1, 2000, the Company offered 5,000,000 pre-consolidation shares of common stock at $.25 per share. This offering is intended to be used for continued financing of the exploration, development and expansion programs currently being conducted on the Company's joint venture projects in China, consulting fees, and to provide working capital. As of December 31, 2000, 100% of the offering has been completed and the 5,000,000 shares have been issued.

        On December 22, 2000 the Company completed a reverse stock split ("consolidation") of one-for-four of the Company's outstanding common stock, resulting in a reduction of outstanding common stock from 26,446,000 to 6,611,500. In addition, authorized common stock was reduced from 500,000,000 to 100,000,000.

        On December 27, 2000 the Company issued 7,976,905 post-consolidation shares at $.03 per share with a fair value of $1,994,226 on the conversion of convertible promissory notes of $239,309, including accrued interest, resulting in a loss on conversion of $1,754,917. The 7,976,905 post-consolidation shares represents 54.7% of the outstanding shares of the Company at December 31, 2000.

        At December 31, 2000, there were 14,588,405 post-consolidation shares of common stock outstanding.

        Refer to Note 5 - Employee Stock Option Plan.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the December 31, 2000 Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


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

        Tun Resources is the major stakeholder in two gold exploration and development joint ventures in the Yunnan Province of China. Tun Resources entered into the Yuntong JV agreement, which has the rights to four separate gold exploration and mining development properties, on August 8, 1994 with Yunnan Province Dianxi Geological Engineering Exploration Development Company in China. The agreement was amended on September 18, 1999 and February 12, 2000 whereby Tun Resources agreed to provide additional investment capital in consideration for an increase in its interest in the JV and additional properties were added to the JV. Tun Resources now has the right to acquire a 90% interest for a total investment of $1,940,000 of which $1,060,000 has been contributed to date. Tun Resources also owns the right to acquire an approximate eighty percent (80%) joint venture interest in the Lutong Sino-Foreign Joint Venture, which consists of a gold exploration concession comprising approximately 100 square kilometers in the same province. Tun Resources entered into the Lutong JV agreement on August 12, 1994 with China National Nuclear Corporation. The agreement was amended on October 26, 1999 and the Company has the right to acquire up to an 80% interest for a total investment of $1,290,000 of which $790,000 has been contributed to date. The Yuntong and Lutong joint ventures are in the process of exploring their mineral properties and have not yet determined whether these properties contain reserves that are economically recoverable. Accordingly, the Company is carrying its interest in the joint ventures at a nominal value of $1 due to the uncertainty of recovery of the capital contributed to date.

        On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in Tun Resources Inc. The 80% interest in Tun Resources was purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 and the issuance of 1,600,000 pre-consolidation restricted shares in the capital of the Company valued at $672,000. As of December 31, 2000, the Company has advanced $604,519 of the $1,180,000 funding commitment and the parties have agreed to an extension of the August 15, 2000 deadline. At the date of acquisition, Tun had a stockholders' deficit of $149,044. The Company allocated the stockholder's deficit as well as the $672,000 cost of acquisition as the value of the underlying joint venture interests. As the Company has not determined whether the underlying properties contain proven economically recoverable reserves, the Company recognized a $821,044 impairment loss on the write down of the initial acquisition cost of the Tun joint venture interest. Of the $821,044, $681,044 was written off during the first quarter of fiscal 2001, while the remaining $140,000 was written off during the year ended March 31, 2000. The $140,000 represented advances to Tun through March 31, 2000.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the December 31, 2000 Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 3: MINERAL PROPERTIES (Continued)

        Subsequent to December 31, 2000, Tun Resources decided to end funding obligations that are required for the Lutong joint venture due to negative exploration results. As a result, Tun Resources plans to organize the future dissolution of the Lutong Sino Foreign Cooperative Joint Venture.

        POTENTIAL ACQUISITIONS
        ----------------------

        "Baotong" Zinc Joint Venture Proposal: The Company announced on June 8, 2000, that the Company had executed an agreement in principle to joint venture with the No. 4 Geological Brigade, Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate Zinc and Lead deposits in the south western Yunnan Province. On July 19, 2000, the Company announced that it has completed joint venture negotiations, has executed a Sino-Foreign Cooperative Joint Venture Contract, and is in the process of forming its limited liability joint venture company.

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

        Lemachang Silver Mine Joint Venture Proposal: On March 27, 2000, the Company entered into an agreement in principle with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, Peoples Republic of China ("PRC") to acquire via joint venture, majority control in the producing Lemachang silver mine, located in the Ludian County Seat, Yunnan Province of the PRC, subject to completion of due diligence.

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

        Ailaoshang Joint Venture Proposal: On May 4, 2000 the Company entered into an agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, Peoples Republic of China whereby the Company has the right to acquire via joint venture a 70% interest in the Ailaoshang gold concession and prospect with claims that include the "Xiaoshuijing" 350,000 ounce gold resource located in the Chuxion Prefecture, Yunnan Province, PRC, subject to completion of due diligence.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the December 31, 2000 Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3: MINERAL PROPERTIES (Continued)

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

NOTE 5: EMPLOYEE STOCK OPTION PLAN

        On May 1, 2000, the shareholders of the Company as represented by 51% of the issued and outstanding common shares of the Corporation voted to approve the creation of an employee stock option plan. The plan extends for a 10-year term and consists of 2,000,000 pre-consolidation share options at $0.25 per share.

        All options granted expire April 30, 2010. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the plan will not be in lieu of salary of other compensation for services.

        During the quarter ended June 30, 2000, the Board of Directors of the Company authorized the grant of 1,950,000 stock options to certain officers, directors and consultants with an exercise price of $.25 per share. Pursuant to the terms of the employee stock option plan, the number of options granted and the exercise price of the outstanding options was modified to reflect the December 22, 2000 reverse stock split of the Company's common stock. As of December 31, 2000, 487,500 share options with an exercise price of $1.00 per share of post-consolidation common stock had been granted, no options had been exercised or forfeited, and no options had expired. Selected information regarding the options as of December 31, 2000 and 1999 are as follows:

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the December 31, 2000 Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 5: EMPLOYEE STOCK OPTION PLAN (Continued)


                                          December 31, 2000                December 31, 1999
                                       Number                             Number
                                         of           Exercise             of           Exercise
                                       Options          Price            Options         Price
                                       ----------------------------------------------------------
Outstanding at Beg. of Period            -0-              -0-              -0-             -0-
Outstanding at End of Period           487,500       $1.00/share           -0-             -0-
Exercisable at End of Period           487,500       $1.00/share           -0-             -0-
Options Granted                        487,500       $1.00/share           -0-             -0-
Options Exercised                        -0-              -0-              -0-             -0-
Options Forfeited                        -0-              -0-              -0-             -0-
Options Expired                          -0-              -0-              -0-             -0-

        Stock-based compensation

        The following pro-forma information is provided as required by SFAS No.
        123 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, an expected life of ten years and an expected volatility range of 204%.

                                                                                                         January 28, 1987
                                         Three months ended                     Nine months ended         (inception) to
                                              December 31,                         December 31,             December 31,
                                        2000              1999               2000             1999              2000
                                     ----------       -----------       -----------       -----------       -----------
                                          $                 $                 $                 $                 $
Net loss                             (2,070,302)         (184,744)       (4,179,865)         (682,855)      (10,122,615)

Pro-forma
  stock-based compensation                 --                --            (224,783)             --            (224,783)
                                    -----------       -----------       -----------       -----------       -----------

Pro-forma net loss                   (2,070,302)         (184,744)       (4,404,648)         (682,855)      (10,347,398)
                                    ===========       ===========       ===========       ===========       ===========

Pro-forma net loss per share             (0.298)           (0.042)           (0.710)           (0.155)
                                    ===========       ===========       ===========       ===========


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

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
               Notes to the December 31, 2000 Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 6: CONTINGENCIES (Continued)

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

NOTE 7: RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2000 the Company incurred directors fees of $9,000 to two directors. At December 31, 2000 $56,767 is owing to directors and former directors for accrued fees.

During the nine months ended December 31, 2000 the Company incurred managerial, administrative and investor relation services of $562,000 to Investor Communications International, Inc. ("ICI") under a two year consulting services and management agreement dated April 1, 1999. A director of the Company provides consulting services to ICI and was paid approximately US$16,500 during the nine months ended December 31, 2000. At December 31, 2000 $528,414 had been paid to ICI for outstanding fees and interest and $41,586 plus $937 accrued interest is owing to ICI.

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, highly speculative nature of mineral acquisition and exploration, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The Company is a minerals exploration and development company concentrating on gold, silver and zinc exploration and mining joint ventures in the Peoples Republic of China and internationally.

Tun Resources, Ltd.

     On May 1, 2000, the Company entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement, the Company will (i) provide a total of $1,180,000 by November 15, 2000 to fund current Tun Resources joint venture projects, (ii) issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and an option to purchase the remaining twenty percent (20%), and (iii) be solely responsible for the future funding of Tun Resources and its joint ventures. As of December 31, 2000, the Company issued 1,600,000 shares of its restricted common stock to Golden Thunder and has provided approximately $604,500 of funds to Tun Resources. The Company has received extensions pursuant to addendums to the Acquisition Agreement under provisions that require a total of $1,180,000 be advanced to fund current Tun Resources' joint venture by November 15, 2000, and the Acquisition Agreement is in good standing.

     Tun Resources is the major stakeholder in two gold exploration and development Sino Foreign joint ventures in the Yunnan Province of China.

     Yuntong Sino Foreign Joint Venture

     Tun Resources owns an approximate eighty-two percent (82%) joint venture interest in the Yuntong Sino Foreign Joint Venture, which consists of a gold concession comprising approximately 30 square kilometers (the "Yuntong Joint Venture"). As of the date of this Quarterly Report, the Yuntong Joint Venture projects consist of (i) the Shangzai gold deposit ("SZ Gold"); (ii) the Bianfushan gold deposit ("BF Gold"); (iii) the Lannitang gold deposit ("LNT Gold"); and (iv) the Daqiaoqing gold deposit ("DQQ Gold"). During the quarter ended December 31, 2000, the various projects have undergone due diligence and analysis by the Company of mining potential based upon receipt of detailed geological reports, including column leach testing, concerning the gold deposits.

     The Shangzai Gold Deposit. During the quarter ended December 31, 2000, construction process on the SZ Gold was completed consisting of retaining wall construction, mine quarter leveling and leach pad construction. Two heap leach pads were completed and the Company moved into the production phases. Management of the Company anticipates that the SZ Gold mine will operate until the rainy season, which begins in May 2001, and may process a total of 24,000 tons of ore over three 60-day cycles. Management further anticipates that the grade is expected to average 5.5 g/t and, combined with expected recovery of approximately 65%, projects a production of 2,500 to 2,800 ounce of gold before the ending of June 30, 2001 quarter period. Management of the Company believes that the direct cash cost of such gold produced may be $100.00 per ounce.

     On January 15, 2001, the first gold bars were poured from the SZ Gold project. The commencement of SZ Gold production, although small, represents approximately half of the gold stripped from the ore leached in the introductory heap leach cycle. Management anticipates that the balance of the contained gold from the first leach will be stripped at the end of February 2001. Management plans to treat a total of approximately 20,000 tonnes of ore before the end of June 30, 2001.

     The Lannitang Gold Deposit. The LNT Gold project represents the second project the Company plans to develop into an operational mine. During the quarter ended December 31, 2000, work plans for future mining operations were prepared and analyzed by the Company. As a result of the continued work and geologist reports on the LNT Gold deposit, the Company plans to commence an exploration audit in April 2001, subject to financing. Future plans, subject to the provision of $3,000,000 in financing, are to develop a 250 ton per day mine capable of producing approximately 15,000 ounces of gold per annum from year round production.

     Management of the Company estimates a gold resource of approximately 400,000 ounces based upon the drilling and tunneling work conducted previously. Management believes that the LNT Gold project offers the Company a unique opportunity to develop a property while making a profit to cover research and development costs for a larger financial target, which would include opening the ground for a more complete evaluation of accessing the remaining 9 tonnes of gold estimated to be present in lower levels.

     The Bianfushan Gold Deposit. During the quarter ended December 31, 2000, the Company changed its operational schedule for production of the BF Gold project. The BF Gold deposit topography is similar to the SZ Gold deposit but more difficult. Management intends to engage in planned, staged, production development at a controlled pace. All necessary permits have been obtained. Based upon geographical reports, management believes that the BF Gold deposit provides favorable local topography and that sites for extraction leach pads are available. Management anticipates that after completion of the LNT Gold project, the Company will commence operational production activities and complete exploration work required.

     The Daqiaoqing Gold Deposit. As of the date of this Quarterly Report, the DQQ Gold project is undergoing due diligence by the Company. Although the DQQ Gold project is undergoing due diligence, management believes that the DQQ Gold deposit contains an indicated resource of gold and could potentially provide an estimated production target of 12,000 ounces of gold. During February 2000, Tun Resources, through the Yuntong Joint Venture, entered into a definitive agreement to acquire the DQQ Gold deposit, which is subject to completion of due diligence and final negotiations.

     The Lutong Sino Foreign Cooperative Joint Venture

     Tun Resources owns an approximate eighty percent (80%) joint venture interest in the Lutong Sino Foreign Cooperative Joint Venture, which consists of a gold exploration concession comprising approximately 100 square kilometers in the same province (the "Lutong Joint Venture"). As of the date of this Quarterly Report, the Company has engaged in due diligence.. Based upon current geological reports, no defined reserves have been identified. The Company has decided to end funding obligations that are required for this joint venture due to negative exploration results. As a result, Tun Resources plans to organize the future dissolution of the Lutong Sino Foreign Cooperative Joint Venture.

The Ailaoshan/Xiaoshuijing Gold Project

     On May 4, 2000, the Company entered into a letter agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China (the "Letter Agreement"), whereby the Company has the right to acquire an approximate 70% interest in the Ailaoshang gold concession and prospect with claims that include the Xiaoshuijing gold resource located in the Chuxion Prefecture, Yunnan Province, China. Management plans to conduct future due diligence on the gold resource by confirmation and test drilling, and expects geological reports to provide the basis for negotiation of the final terms of the joint venture agreement, should the due diligence warrant continuing such negotiations. According to the terms of the Letter Agreement, management anticipates that the Company may invest up to $2,500,000 to expand the gold resource and increase mine production, and that the No. 1 Geological Brigade will contribute the property, exploration and mining rights, permits, land use rights and other work to date completed on the gold resource.

     Management of the Company believes that exploration work conducted by the No. 1 Geological Brigade may indicate peripheral gold occurrences, which could increase future gold resources. Until the completion of all due diligence, the Company will not consider the acquisition of the Ailaoshang gold concession probable and any further involvement may be subject to funding availability.

     The Company has formed Polar Explorations Ltd., a Belize corporation and the wholly-owned subsidiary of the Company ("Polar Explorations"), to act as the joint venture partner on behalf of the Company.

The Lemachang Silver Project

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

     As of the date of this Quarterly Report, the Company (i) is continuing with final due diligence and further negotiations; (ii) is reviewing an internal management report on the current status of the mine, including metallurgical test work which resulted in a feasibility study of metallurgical process upgrades, (iii) has hired engineers to provide detailed studies of the current mining operations to develop new mining methods for the upgrade of mining expansion, and (iv) has engaged in re-engineering and geological reports and process test work. Management of the Company expects engineering feasibility reports, metallurgical testing results and financial audit information to provide the basis for consummation of the acquisition. As of the date of this Quarterly Report, geological reports have provided directives for the controlled development and re-definition of existing underground reserves. Positive initial results have also been conducted on waste ore extraction procedures that could provide for production from waste ore on site. Management believes that there is approximately 800,000 tons of waste ore available. Until the completion of all due diligence, the Company will not consider the acquisition probable. Moreover, management estimates that a budget of $1,500,000 will be required to convert and refurbish existing process systems to bring the mine to profitable operation. The Company is waiting on completion of its due diligence and receipt of funding commitments before proceeding on the planning efforts. In the event that due diligence is successfully completed, the Company will receive an 85% interest in the cash flow from operating profits.

     The Company has formed Alaskan Explorations Corp., a Turks & Caicos corporation and wholly-owned subsidiary of the Company ("Alaskan"), to act as the joint venture partner on behalf of the Company.

The Baotong Zinc and Lead Project

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

     As of the date of this Quarterly Report, the Baotong Mineral Exploration and Development Co. has been formed. The Company has and is continuing to conduct further due diligence on the zinc and lead deposits, which includes (i) review of the internally prepared report of the exploration prospect; (ii) sending rock samples to the United States and the United Kingdom for assay testing. Should the due diligence warrant continuation, the Company will proceed with payment of its contractual obligations under the Baotong Agreement and consummate the acquisition of its joint venture interest in the Baotong Mineral Exploration and Development Co. The Company is also evaluating possible early stage financing relationships with other mining firms that may have an interest in the Baotong Zinc and Lead Project.

     The Company has formed Epicon Resources Group Ltd., a Belize corporation and wholly-owned subsidiary of the Company ("Epicon"), to act as the joint venture partner on behalf of the Company. As of the date of this Quarterly Report, the Company has not provided any funding.

The Vega Property

     The Company is currently engaged in the exploration of gold, silver and zinc in the Peoples Republic of China. Previous activity included a joint venture agreement with Geneva Resources, Inc. ("Geneva") dated March 28, 1998 (the "Joint Venture Agreement"), whereby the Company owned a fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of 213 unpatented lode mining claims located in Camus County, in south-central Idaho (the "Vega Property"). In accordance with the terms and provisions of the Joint Venture Agreement, the Company was to conduct any work programs involving exploration of the mining claims on the Vega Property.

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

     The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit. Management deems the proprietary technology crucial with respect to successful exploration of the Vega Property. Management, therefore, has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings. Further evidence provided in the legal proceedings form management's opinion that there are no commercial quantities of gold or silver on the Vega Property. See "Part
II. Item 1. Legal Proceedings" for additional disclosure.

COMPANY UNAUDITED FINANCIAL STATEMENTS
RESULTS OF OPERATION

Nine-Month Period Ended December 31, 2000 Compared to Nine-Month Period Ended December 31, 1999

     For the nine-month period ended December 31, 2000, the Company recorded a net loss of $4,179,865 compared to a net loss of $682,855 in the corresponding period of 1999. During the nine-month period ended December 31, 2000 and December 31, 1999, the Company recorded no income.

     During the nine-month period ended December 31, 2000, the Company recorded exploration expenses of $1,105,787 as compared to $27,317 of exploration expenses recorded in the same period for 1999. Property exploration expenses were incurred during the nine-month period ended December 31, 2000 were primarily due to payment of advances pursuant to contractual arrangements and/or costs associated with the due diligence (preliminary exploration, metallurgical testing and preparation of geological reports) of the various gold exploration and development projects as follows: (i) $1,011,139 for Tun Resources (the Yuntong Sino Foreign Joint Venture and the Lutong Sino Foreign Cooperative Joint Venture) and (ii) $94,648 for general acquisition due diligence costs. The costs associated with Tun Resources have been impaired in the financial statements since any future cash flows to be received by the Company from the joint venture interest cannot be quantified.

     Administrative expenses also increased in the approximate amount of $2,418,540 during the nine-month period ended December 31, 2000 from the $655,538 incurred during the nine-month period ended December 31, 1999 to the $3,074,078 incurred during the nine-month period ended December 31, 2000. This increase is due primarily to the (i) increase in general and administration, and professional fees of $288,369 and $125,796, respectively, associated with the increased scale and scope of overall business activity; (ii) loss of $1,754,917 on settlement of convertible promissory notes; (iii) recording of $262,247 for compensation cost relating to the excess of the quoted market price of the common stock over the exercise price of the Company's stock options; and (iv) incurrence of $36,675 of consulting fees. Of the $3,074,078 incurred as administrative expenses during the nine-month period ended December 31, 31, 2000, $528,414 was paid to Investor Communications International, Inc. ("ICI") towards the amount of $570,000 due and owing relating to advances made by ICI and services rendered by ICI including, but not limited to, financial, administrative, and metals exploration management.

     The Company's net earnings (losses) during the nine-month period ended December 31, 2000 were approximately ($4,179,865) or ($0.674) per common share compared to a net loss of approximately ($682,855) or ($0.155) per common share during the nine-month period ended December 31, 1999. The weighted average number of shares outstanding (restated for a 4 to 1 reverse stock split) was 6,202,836 for the nine-month period ended December 31, 2000 compared to 4,396,250 for the nine-month period ended December 31, 1999.

Three-Month Period Ended December 31, 2000 Compared to Three-Month Period Ended December 30, 1999

     For the three-month period ended December 31, 2000, the Company recorded a net loss of $2,070,302 compared to a net loss of $184,744 in the corresponding period of 1999. During the three-month period ended December 31, 2000 and December 31, 1999, the Company recorded no income.

     During the three-month period ended December 31, 2000, the Company recorded exploration expenses of $13,050 as compared to $2,722 of exploration expenses recorded in the same period in 1999. Property exploration expenses were incurred during the three-month period ended December 31, 2000 were primarily due to payment of advances pursuant to contractual arrangements and/or costs associated with the due diligence (preliminary exploration, metallurgical testing and preparation of geological reports) of the various gold exploration and development projects as follows: (i) $11,324 for Tun Resources (the Yuntong Sino Foreign Joint Venture and the Lutong Sino Foreign Cooperative Joint Venture) and
(ii) $1,728 for general acquisition due diligence costs. The costs associated with Tun Resources have been impaired in the financial statements since any future cash flows to be received by the Company from the joint venture interest cannot be quantified.

     Administrative expenses also increased in the approximate amount of $1,875,230 during the three-month period ended December 31, 2000 from the $182,022 incurred during the three-month period ended December 31, 1999 to the $2,057,252 incurred during the three-month period ended December 31, 2000. This increase is due primarily to the (i) increase in general and administration, and professional fees of $101,707 and $41,142, respectively, associated with the increased scale and scope of overall business activity; and (ii) loss of $1,754,917 on settlement of convertible promissory notes. Of the $2,057,252 incurred as administrative expenses during the three-month period ended December 31, 2000, $ 144,414 was paid to ICI towards the amount of $183,000 due and owing relating to advances made by ICI and services rendered by ICI including, but not limited to, financial, administrative and metals exploration management.

     The Company's net earnings (losses) during the three-month period ended December 31, 2000 were approximately ($2,070,302) or ($0.298) per common share compared to a net loss of approximately ($184,744) or ($0.042) per common share during the three-month period ended December 31, 1999. The weighted average number of shares outstanding (restated for a 4 to 1 reverse stock split) was 6,958,322 for the three-month period ended December 31, 2000 compared to 4,396,250 for the three-month period ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the nine-month period ended December 31, 2000, the Company's total assets were $18,341. This decrease in assets from fiscal quarter ended September 30, 2000 is due to decrease in cash and cash equivalents and deposits.

     As of the nine-month period ended December 31, 2000, the Company's total liabilities were $923,031. The total liabilities increased during the three-month period ended December 31, 2000 from the three-month period ended September 30, 2000 due primarily to an increase in accounts payable. As of December 31, 2000, the total liabilities exceeded total assets by $904,690.

     Stockholders' Equity (Deficit) increased from ($828,611) for the six-month period ended September 30, 2000 to ($904,690) for the nine-month period ended December 31, 2000.

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

     On November 10, 2000, Geneva and INGC filed a motion for partial summary judgment against Dames & Moore and AuRIC.

     As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. A professional witness has been obtained and reports provided on behalf of Geneva and INGC. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore. Management deems the Proprietary Technology crucial with respect to successful exploration of the Vega Property. Management has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings. Management believes that the legal proceedings will prove that the alleged Proprietary Technology is invalid.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 15, 2000, the Company entered into certain convertible promissory notes (the "Note(s)") with the entity or individual identified below. Pursuant to the terms of the Notes, the holder thereof had the option to convert the principal and accrued interest thereon into shares of the Company's common stock at the conversion price of $0.12 per share. The Notes further provided that in the event the Company and its shareholders approved a reclassification involving a reverse stock split, the conversion price would be adjusted. Pursuant to a Definitive Proxy Statement dated November 6, 2000, a shareholders' special meeting was held on December 15, 2000 in which the shareholders of the Company voted and approved a reverse stock split of the Company's common stock. Based upon approval of the reverse stock split by the shareholders and the Company, the conversion price of the Notes were adjusted to and effected at $0.03 per share.

     On December 27, 2000, the board of directors of the Company approved and authorized settlement agreements (the "Settlement Agreement(s)") with certain individuals. Pursuant to the Settlement Agreements, the Company agreed to issue shares of its common stock at $0.03 per share as payment and settlement of amounts due and owing for interest accrued on previous advances made to the Company.

     Therefore, on December 27, 2000, the board of directors of the Company authorized and approved the issuance to certain entities/individuals an aggregate of 7,976,900 shares of the Company's common stock at $0.03 per share for an aggregate consideration of $239,305.66 pursuant to the terms of the Notes and the Settlement Agreements. Such issuance represented approximately 54.7% of the issued and outstanding shares of Common Stock and resulted in a change in control of the Company as follows:

     On December 27, 2000, the following Note holders converted their respective amounts of principal into shares of common stock at the conversion price of $0.03 per share:

     (i) Newport Capital Corp. converted its Note in the aggregate amount of $29,601.59, and the Company issued 986,759 shares of common stock;
     (ii) Calista Capital Corp. converted its Note in the aggregate amount of $27,500.00, and the Company issued 916,700 shares of common stock;
    (iii) Pacific Rim Financial, Inc. converted its Note in the aggregate amount of $25,000.00, and the Company issued 833,300 shares of common stock;
     (iv) Alexander W. Cox converted his Note in the aggregate amount of $99,075.31, and the Company issued 3,302,510 shares of common stock;

     (v) Rising Sun Capital Corp. converted its Note in the aggregate amount of $20,000.00, and the Company issued 666,700 shares of common stock;

     (vi) Roy Hunter converted his Note in the aggregate amount of $9,000.00, and the Company issued 300,000 shares of common stock; and

    (vii) NPN Corp. converted its Note in the aggregate amount of $18,000.00, and the Company issued 600,000 shares of common stock.

     On December 27, 2000, in accordance with the Settlement Agreements, the Company (i) issued 100,141 shares of its common stock to Newport Capital Corp. as payment and settlement of $3,004.23 in accrued interest; and (ii) issued 270,790 shares of its common stock to Alexander W. Cox as payment and settlement of $8,124.53 in accrued interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Definitive Proxy Statement dated November 6, 2000, a shareholders' special meeting was held on December 15, 2000 in which the shareholders of the Company voted and approved certain proposals as follows:

     (i) the adoption of an amendment to the Company's Articles of Incorporation, as amended, which reduced the number of authorized shares of common stock from 500,000,000 shares of common stock to 100,000,000 shares of common stock (19,224,851 votes for and -0- votes against);

     (ii) the authorization of the board of directors of the Company to effect a reverse stock split of one-for-four (the "Reverse Stock Split") of the Company's outstanding common stock, which the board of directors authorized and effectuated in the best interests of the Company and its Shareholders (19,229,851 votes for and 1,000 votes against);

     (ii) the election of the following three (3) persons to serve as directors of the Company until their successor shall have been elected and qualified: Grant Atkins (19,224,851 votes for and -0- votes against), John Frederick William Bowles (19,224,851 votes for and -0- votes against), and Gary Powers (19,224,851 votes for and -0- votes against); and

    (iii) the ratification of the selection of LaBonte & Co. as the independent public accountants of the Company for the fiscal year ending March 31, 2001 (19,224,851 votes for and -0- votes against).

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Report on Form 8-K filed February 13, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VEGA-ATLANTIC CORPORATION

Dated: February 13, 2001                         By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: February 13, 2001                         By: /s/ Herb Ackerman
                                                 ------------------------------
                                                 Herb Ackerman, Secretary