Form 10KSB40
period 2001-03-31
VEGA ATLANTIC CORP/CO
filed 2001-07-05
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001

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

     Yes  X     No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending March 31, 2001): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2001: $362,752.20.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of June 21, 2001

Common Stock, $.00001 par value            14,588,405

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Vega-Atlantic Corporation, which currently trades on the OTC Bulletin Board under the symbol "VATL" (referred to in this Form 10-KSB as "VATL"), is primarily engaged in the business of minerals exploration and development concentrating on gold, silver and zinc within the United States and worldwide. The common shares of Vega-Atlantic Corporation also trade on the Frankfurt Stock Exchange under the symbol "VGA" (WKN: 936303).

BUSINESS OPERATIONS

Tun Resources, Ltd.

     On May 2, 2000, VATL entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement and extensions thereto, VATL was to (i) provide a total of $1,180,000 by February 15, 2001 to fund current Tun Resources joint venture projects, (ii) issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and an option to purchase the remaining twenty percent (20%), and (iii) be solely responsible for the future funding of Tun Resources and its joint ventures.

     As of the date of this Annual Report, VATL has issued 1,600,000 shares of its restricted common stock to Golden Thunder (400,000 shares after the reverse stock split) and has provided approximately $604,500 of funds to Tun Resources. The provisions of the Acquisition Agreement, however, required that VATL would provide certain amounts of funding by certain dates with an aggregate of amount of $1,180,000 due by February 15, 2001. During the past fiscal year, VATL has been unable to timely provide certain funding amounts by such dates and, therefore, has received extensions pursuant to addendums to the Acquisition Agreement. The prior addendum required that VATL provide the required aggregate amount of $1,180,000 by February 15, 2001.

     On December 12, 2000, VATL provided a letter of offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the VATL shares of common stock from Golden Thunder. On or about the same date, VATL presented the letter of offer at a meeting of the board of directors of Golden Thunder who were all in attendance. In subsequent meetings, VATL had obtained the agreement of three of the four board members of Golden Thunder who asked VATL to increase its revised offer to $113,750, and VATL provided an amended letter of offer on February 9, 200l regarding the revised offer (the "Letter Offer"). VATL obtained verbal agreement from three of the four board members of Golden Thunder that the Letter Offer would be provided to the shareholders of Golden Thunder at their next annual meeting and to the CDNX (Canadian Stock Exchange) for approval. On February 9, 2001, VATL issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder voted to accept or reject the Letter Offer.

     As of the date of this Annual Report, VATL has not received an extension to the funding commitment requirement in the Acquisition Agrement beyond February 15, 2001, and the Letter Offer has not been presented to the shareholders of Golden Thunder or the CDNX for approval. As of the date of this Annual Report, Golden Thunder has not defined its position with respect to the Letter Offer or its position with respect to the Acquisition Agreement. As a direct consequence, VATL will not be consolidating the financial records of Tun Resources into its financial statement. VATL is assessing its legal options with respect to the various agreements and representations made by Golden Thunder and Tun Resources. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments".

     Tun Resources is the major stakeholder in one gold exploration and development Sino Foreign joint venture in the Yunnan Province of China.

     Yuntong Sino Foreign Joint Venture

     On August 8, 1994, Tun Resources and Yunnan Province Dianxi Geological Engineering Exploration Development Company entered into the Yuntong Sino Foreign JV agreement, which has the rights to four separate gold exploration and mining development properties (the "Yuntong Joint Venture"). The agreement was amended on September 18, 1999 and February 12, 2000, whereby Tun Resources agreed to provide additional investment capital in consideration for an increase in its interest in the Yuntong Joint Venture, and additional properties were added to the Yuntong Joint Venture. Tun Resources now has the right to acquire a 90% interest for a total investment of $1,940,000, of which $1,060,000 has been contributed to date.

     The Yuntong Joint Venture consists of gold concessions comprising approximately 30 square kilometers. As of the date of this Annual Report, the Yuntong Joint Venture projects consist of (i) the Shangzia gold deposit ("SZ Gold"); (ii) the Bianfushan gold deposit ("BF Gold"); (iii) the Lannitang gold deposit ("LNT Gold"); and (iv) the Daqiaoqing gold deposit ("DQQ Gold"). During the fiscal year ended March 31, 2001, the various projects have undergone due diligence and analysis by VATL of mining potential based upon receipt of detailed geological reports, including column leach testing, concerning the gold deposits.

     The Shangzai Gold Deposit (SZ Gold). During fiscal year ended March 31, 2001, construction process on SZ Gold was completed consisting of retaining wall construction, mine quarter leveling and leach pad construction. Two heap leach pads were completed and the Yuntong Joint Venture moved into the production phases. Management of VATL anticipates that the SZ Gold mine will operate until the rainy season, which began in May 2001, and may process a total of 24,000 tons of ore over three 60-day cycles. Management of VATL further anticipates that the grade is expected to average 5.5 g/t and, combined with expected recovery of approximately 65%, projects a production of 2,500 to 2,800 ounces of gold before the end of the June 30, 2001 quarter. Management of VATL believes that the direct cash cost of such gold produced may be approximately $150.00 per ounce.

     On January 15, 2001, the first gold bars were poured from the SZ Gold project. The commencement of SZ Gold production, although small, represents approximately half of the gold stripped from the ore leached in the introductory heap leach cycle. Management plans to treat a total of approximately 20,000 tonnes of ore before the end of June 30, 2001.

     The Lannitang Gold Deposit (LNT Gold). The LNT Gold project represents the second project that the Yuntong Joint Venture plans to develop into an operational mine. During the fiscal year ended March 31, 2001, work plans for future mining operations were prepared and analyzed by VATL. Future plans, subject to the provision of $3,000,000 in financing, are to develop a 250 ton per day mine capable of producing approximately 15,000 ounces of gold per annum from year round production.

     Management of VATL estimates a gold resource of approximately 400,000 ounces based upon the drilling and tunneling work conducted previously. Management believes that the LNT Gold project offers VATL a unique opportunity to develop a property while making a profit to cover research and development costs for a larger financial target, which would include opening the ground for a more complete evaluation of accessing the remaining 9 tonnes of gold estimated to be present in lower levels.

     The Bianfushan Gold Deposit (BF Gold). During the fiscal year ended March 31, 2001, VATL changed its operational schedule for production of the BF Gold project. The BF Gold deposit topography is similar to the SZ Gold deposit but more difficult. Yuntong JV management intends to engage in planned, staged, production development at a controlled pace. All necessary permits have been obtained. Based upon geographical reports, management believes that the BF Gold deposit provides favorable local topography and that sites for extraction leach pads are available. Management of VATL anticipates that after completion of the LNT Gold project, the Yunton Joint Venture will commence operational production activities and complete exploration work required.

     The Daqiaoqing Gold Deposit (DQQ Gold). As of the date of this Annual Report, the DQQ Gold project is undergoing due diligence by VATL. Although the DQQ Gold project is undergoing due diligence, management believes that the DQQ Gold deposit contains an indicated resource of gold and could potentially provide an estimated production target of 12,000 ounces of gold. During February 2000, Tun Resources, through the Yuntong Joint Venture, entered into a definitive agreement to acquire the DQQ Gold deposit, which is subject to completion of due diligence and final negotiations.

     The Lutong Sino Foreign Cooperative Joint Venture

     Tun Resources owns an approximate eighty percent (80%) joint venture interest in the Lutong Sino Foreign Cooperative Joint Venture, which consists of a gold exploration concession comprising approximately 100 square kilometers in the same province (the "Lutong Joint Venture"). Based upon current geological reports, no defined reserves have been identified. Tun Resources has decided to end funding obligations that are required for this joint venture due to negative exploration results. As a result, Tun Resources is planning to organize the current dissolution of the Lutong Sino Foreign Cooperative Joint Venture.

The Ailaoshan/Xiaoshuijing Gold Project

     On May 4, 2000, VATL entered into a letter agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China (the "Letter Agreement"), whereby VATL has the right to acquire an approximate 70% interest in the Ailaoshang gold concession and prospect with claims that include the Xiaoshuijing gold resource located in the Chuxion Prefecture, Yunnan Province, China. Management plans to conduct future due diligence on the gold resource to provide the basis for negotiation of the final terms of the joint venture agreement, should the due diligence warrant continuing such negotiations. According to the terms of the Letter Agreement, VATL must invest up to $2,500,000 to expand the gold resource and increase mine production, and that the No. 1 Geological Brigade will contribute the property, exploration and mining rights, permits, land use rights and other work to date completed on the gold resource.

     Management of VATL believes that exploration work conducted by the No. 1 Geological Brigade may indicate peripheral gold occurrences, which could increase future gold resources. Until the completion of all due diligence, VATL will not consider the acquisition of the Ailaoshang gold concession probable and any further involvement may be subject to funding availability.

     VATL has formed Polar Explorations Ltd., a Belize corporation and the wholly-owned subsidiary of VATL ("Polar Explorations"), to act as the joint venture partner on behalf of VATL. The Ailaoshan/Xiaoshuijing Gold Project is subject to obtaining adequate financing to proceed with the project.

The Lemachang Silver Project

     On March 27, 2000, VATL entered into an agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China, whereby VATL would have the right to acquire a majority interest in the Lemachang silver mine located in the Ludian County Seat, Yunnan Province. On July 26, 2000, VATL completed negotiations and executed a joint venture agreement with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources of Qujing City (the "Lemachang Agreement"). VATL formed Alaskan Explorations Corp., a Turks & Caicos corporation and a wholly-owned subsidiary of VATL ("Alaskan"), to act as the joint venture partner on behalf of VATL.

     Pursuant to the terms of the Lemachang Agreement, VATL was to (i) form a new joint venture company and provide funding in the amount of $4,000,000 to accelerate the drilling on the Lemachang silver mine to increase production, expand resources and improve overall silver recovery, (ii) undertake feasibility studies to ultimately increase production and output to an annual target of 1,000,000 ounces of metallic silver, and (iii) receive an approximate 85% interest in the silver mine and deposit areas. Pursuant to the terms of the Lemachang Agreement, VATL was to further provide an additional $4,000,000 over a five-year period from its portion of operating profits to repay existing silver project capital loans currently outstanding to the Chinese banks.

     On May 11, 2001, the board of directors of VATL determined that VATL was unable to fund its obligations under the Lemachang Agreement and, therefore, it was in the best interests of VATL and its shareholders to sell its equity interest in Alaskan. Therefore, VATL and a corporation organized under the laws of the United Kingdom (the "Purchaser") entered into an agreement dated May 11, 2001 (the "Lemachang Purchase Agreement"), which generally provided for the sale by VATL of Alaskan, its wholly-owned subsidiary. Pursuant to the general terms of the Lemachang Purchase Agreement, the Purchaser (i) acquired all of the issued and outstanding shares of common stock of Alaskan, and (ii) paid $50,000.00 to VATL.

     As of the date of this Annual Report and as a result of consummation of the Lemachang Purchase Agreement, VATL no longer is able to control or manage, directly or indirectly, the exploration and development directives and methods concerning exploration of the Lemachang silver mine.

The Baotong Zinc and Lead Project

     On June 8, 2000, VATL entered into an agreement with the No. 4 Geological Brigade of Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate zinc and lead deposits located in the southwestern Yunnan Province. On July 19, 2000, VATL completed its negotiations and executed a joint venture agreement (the "Baotong Agreement"). The Company formed Epicon Resources Group, Ltd., a Belize corporation and a wholly-owned subsidiary of VATL ("Epicon"), to act as the joint venture partner on behalf of VATL.

     Pursuant to the terms of the Baotong Agreement, VATL was to (i) form a limited liability joint venture company (the "Baotong Mineral Exploration and Development Co."), (ii) acquire an approximate 70% interest in the Baotong Mineral Exploration and Development Co., (iii) conduct limited risk exploration and development of the two possible zinc and lead deposits, and (iv) have rights to acquire up to an 85% interest in the Baotong Mineral Exploration and Development Co. In accordance with the terms of the Baotong Agreement, VATL was also required to provide up to $1,000,000 over a two year period for exploration, drilling and tunneling of the possible zinc and lead deposits and conduct further risk exploration.

     On March 15, 2001, the board of directors of VATL determined that VATL was unable to fund its obligations under the Baotong Agreement and, therefore, it was in the best interests of VATL and its shareholders to sell its equity interest in Epicon. Therefore, VATL and a corporation organized under the laws of the United Kingdom (the "Purchaser") entered into an agreement dated March 23, 2001 (the "Baotong Purchase Agreement"), which generally provided, upon completion and satisfaction of technical evaluation and due diligence, for the sale by VATL of Epicon, its wholly-owned subsidiary.

     On May 17, 2001, VATL and the Purchaser completed their respective technical evaluation and due diligence and consummated the Baotong Purchase Agreement. Pursuant to the terms of the Baotong Purchase Agreement, the Purchaser (i) acquired all of the issued and outstanding shares of common stock of Epicon, (ii) paid $1,5000.00 to VATL, (iii) assumed VATL's funding commitment under the Baotong Agreement, and (iv) assumed certain other contractual debts and liabilities relating to the Baotong Zinc and Lead project.

     As a result of consummation of the Baotong Purchase Agreement, VATL no longer holds its joint venture interest in the Baotong Mineral Exploration and Development Co. and, therefore, is unable to control or manage, directly or indirectly, the exploration and development directives and methods concerning exploration of the two separate zinc and lead deposits.

The Vega Property

     On March 28, 1999, VATL entered into a joint venture agreement with Geneva Resources, Inc., a Nevada corporation ("Geneva") pertaining to the joint exploration of gold and silver on 213 unpatented lode mining claims in Camus County, Idaho (the "Vega Property") and (the "Joint Venture Agreement"). Under the terms of the Joint Venture Agreement, VATL issued 500,000 shares of its restricted Common Stock to Geneva in exchange for the purchase of a future profit sharing interest in profits. Subsequent to the Joint Venture Agreement, Geneva transferred title to the mining claims located on the Vega Property via quitclaim deed to VATL.

     Pursuant to the Joint Venture Agreement, VATL was to conduct any work programs involving exploration of the mining claims on the Vega Property in amounts commensurate with the adopted minimum annual budget totals mutually agreed upon between VATL and Geneva. Management of VATL was to be solely responsible for compilation of the annual budget. Furthermore, in accordance with the terms of the Joint Venture Agreement, VATL was to receive eighty percent (80%) of all net profits realized from the joint venture until its invested capital is repaid, and Geneva was to receive twenty percent (20%) of all net profits. After the invested capital of VATL had been repatriated, VATL was to then receive fifty-one percent (51%) of the net profits realized from the joint venture and Geneva was to retain forty-nine percent (49%) of the net profits realized from the joint venture. Under the terms of the Joint Venture Agreement, Geneva was not responsible for payment of any costs of obligations associated with the Vega Property.

     On March 18, 1999, Intergold Corporation, a Nevada corporation ("IGCO") and its wholly-owned subsidiary, International Gold Corporation, a Nevada corporation ("INGC") entered into an agreement for services ("Agreement for Services") with AuRIC Metallurgical Laboratories, LLC., of Salt Lake City, Utah ("AuRIC"). Pursuant to the terms of the Agreement for Services, AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the exploration of properties of IGCO. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC, their repeatability, and confirmed preliminary metallurgical recovery testing. AuRIC and Geneva entered into a technology license agreement dated March 17, 1999 (the "Technology License Agreement"), whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to VATL for use on the Vega Property.

     On March 18, 1999, VATL entered into a technology sub-license agreement with Geneva (the "Sub-License Agreement"). Pursuant to the Sub-License Agreement, VATL acquired from Geneva a sub-license to utilize proprietary fire and chemical assay technology and related precious metals recovery processes, developed by AuRIC to carry out assay testing and chemical leach analysis of core samples to be derived from any drilling on the Vega Property.

     On September 27, 1999, however, INGC, on behalf of IGCO, and Geneva initialized legal proceedings against AuRIC by filing a complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, alleging (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to VATL, Geneva and Dames & Moore;
(ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit. Management deems the proprietary technology crucial with respect to successful exploration of the Vega Property. Management, therefore, has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings. Further evidence provided in the legal proceedings form management's opinion that there are no commercial quantities of gold or silver on the Vega Property. As a result, VALT holds no claims relating to the Joint Venture Agreement or the Vega Property. See Item 3. Legal Proceedings" for additional disclosure.

Investment in Other Ventures

     As of the date of this Annual Report, management seeks to develop a diversified international resources exploration, development and production program. Management intends to focus VATL's business activities on resource-based diversification to other commodities and opportunities under consideration and evaluation. Management believes that it is in the best interests of VATL to diversify VATL's business activities to avoid reliance on a single commodity. In addition, activities in China have been difficult to attract investment to fund exploration and development of initiatives; various divestitures have resulted.

ITEM 2. DESCRIPTION OF PROPERTIES

     Except as described above, VATL does not own any other real estate or other properties. VATL leases office space and its offices are located at 4600 South Ulster Street, Suite 240, Denver, Colorado 80237.

ITEM 3. LEGAL PROCEEDINGS

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC entered into the Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability, and metallurgical recovery procedures. IGCO subsequently entered into multiple work orders with Dames & Moore relating to a variety of services. Geneva and AuRIC entered into the License Agreement whereby AuRIC agreed to (i) supply the proprietary technology to Geneva, (ii) grant to Geneva a license to use such technology on its claims located adjacent to the Blackhawk Property and the right to sub-license the proprietary technology to IGCO for use on the Blackhawk Property. VATL and Geneva entered into the Sub-License Agreement whereby VATL acquired from Geneva a sub-license to utilize AuRIC's proprietary information, assay technology and related precious metals recovery processes on the Vega Property.

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to IGCO and Geneva; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction;
(vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     On October 8, 1999, Geneva and INGC, on behalf of IGCO, amended its complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of IGCO, are based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     On or about November 17, 1999, AuRIC, Dames & Moore, Richard Daniele and Ahmet Altinay filed separate answers to the amended complaint, along with counterclaims and a third party complaint against Geneva, INCG, IGCO and Brent Pierce for breach of contract against Geneva, breach of contract against INCG, breach of contract against Pierce, defamation against IGCO, INCG, Geneva and Pierce, injuctions against IGCO, INCG, Geneva and Pierce, amongst other claims. In their defamation claim against IGCO, the plaintiffs seek damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with the cause of action for preliminary and permanent injunctions against IGCO, AuRIC and Ahmet Altinay seek attorney's fees and costs. On June 21, 2000, Geneva and INGC, on behalf of IGCO, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva against the defendants. The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC, on behalf of IGCO, allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court to grant its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, have obtained an expert opinion as to the validity or ineffectiveness of the proprietary technology.

     On November 10, 2000, Geneva and INGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial.

     As of the date of this Annual Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore, and have hired expert witnesses in this regard.

     On approximately June 14, 2000, Dames & Moore filed an action against IGCO, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore seeks foreclosure of a lien against IGCO and/or INGC which purportedly arose in favor of Dames & Moore. Dames & Moore seeks to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also seeks its fees and costs incurred in enforcing its claimed lien. IGCO and INGC filed an answer on or about August 8, 2000. IGCO intends to vigorously contest the claims and allegations of Dames & Moore.

     Due to VATL's belief that the Vega Property's unpatented lode mining claims do not contain commercial quantities of gold or silver and that management deems the proprietary technology purported to be developed by AuRIC and verified by Dames & Moore crucial with respect to successful exploration of the Vega Property, management has suspended exploration of the Vega Property. As a result, VALT holds no lode mining claims relating to the Joint Venture Agreement or the Vega Property. Management of VATL believes the legal proceedings will prove that the alleged proprietary technology is invalid.

     If the proprietary technology is proven to be invalid and not transferable, and INGC/Geneva are not successful in the outcome of the litigation and damages are not awarded, VATL may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License Agreement by Geneva. However, if the proprietary technology is proven to be invalid and not transferable, and INGC/Geneva are successful in the outcome of the litigation, INGC/Geneva may receive damages from AuRIC and Dames & Moore. Geneva's damages result primarily from its inability to transfer the proprietary technology to VATL in accordance with the provisions of the Sub-License Agreement. Management believes that VATL will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

     VATL and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that VATL may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of IGCO, VATL will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement. Management believes that VATL will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Definitive Proxy Statement dated November 6, 2000, a shareholders' special meeting was held on December 15, 2000 in which the shareholders of VATL voted and approved certain proposals as follows:

     (i) the adoption of an amendment to VATL's Articles of Incorporation, as amended, which reduced the number of authorized shares of common stock from 500,000,000 shares of common stock to 100,000,000 shares of common stock (19,224,851 votes for and -0- votes against);

     (ii) the authorization of the board of directors of VATL to effect a reverse stock split of one-for-four (the "Reverse Stock Split") of VATL's outstanding common stock, which the board of directors authorized and effectuated in the best interests of VATL and its shareholders (19,229,851 votes for and 1,000 votes against);

     (ii) the election of the following three (3) persons to serve as directors of VATL until their successor shall have been elected and qualified:
          Grant Atkins (19,224,851 votes for and -0- votes against), John Frederick William Bowles (19,224,851 votes for and -0- votes against), and Gary Powers (19,224,851 votes for and -0- votes against); and

     (iii) the ratification of the selection of LaBonte & Co. as the independent public accountants of VATL for the fiscal year ending March 31, 2001 (19,224,851 votes for and -0- votes against).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Vega-Atlantic Corporation's common stock is traded on the OTC Bulletin Board under the symbol "VATL" and on the Frankfurt Stock Exchange in the Euro currency under the symbol "VGA". The market for VATL's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to VATL's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                         FISCAL YEARS ENDED
                          --------------------------------------------------
                            MARCH 31, 2001                MARCH 31, 2000
                          --------------------------------------------------
                          HIGH BID    LOW BID           HIGH BID    LOW BID
                          --------------------------------------------------

First Quarter*             $0.68       $0.18              $0.23      $0.080
Second Quarter             $0.593      $0.25              $0.125     $0.040
Third Quarter              $0.625      $0.04              $0.35      $0.05
Fourth Quarter             $1.00       $0.09              $1.00      $0.125

*Figures represent first quarters ended as of June 30, 1999 and 2000, second quarters ended as of September 30, 1999 and 2000, third quarters ended as of December 31, 1999 and 2000 and fourth quarters ended as of March 31, 2000 and 2001.

HOLDERS

     As of June 29, 2001, VATL had approximately 61 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the board of directors of VATL on its common stock. VATL's losses do not currently indicate the ability to pay any cash dividends, and VATL does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

SHARE ISSUANCES

     On December 27, 2000, the board of directors of VATL authorized and approved the issuance to certain entities/individuals an aggregate of 7,976,900 shares of VATL's restricted Common Stock at $0.03 per share for an aggregate consideration of $239,305.66 pursuant to the terms of certain convertible promissory notes and settlement agreements. Such issuances on December 27, 2000 represented approximately 54.7% of the issued and outstanding shares of Common Stock and resulted in a change in control of VATL. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     On December 15, 2000, VATL entered into certain convertible promissory notes (the "Note(s)") with the entity or individual identified below. Pursuant to the terms of the Notes, the holder thereof had the option to convert the principal and accrued interest thereon into shares of VATL's Common Stock at the conversion price of $0.12 per share. The Notes further provided that in the event VATL and its shareholders approved a reclassification involving a reverse stock split, the conversion price would be adjusted proportionately. Pursuant to a Definitive Proxy Statement dated November 6, 2000, a shareholders' special meeting was held on December 15, 2000 in which the shareholders of VATL voted and approved a reverse stock split of VATL's Common Stock. Therefore, based upon approval of the reverse stock split by the shareholders and VATL, the conversion price of the Notes were adjusted to and effected at $0.03 per share.

     On December 27, 2000, the following Note holders converted their respective amounts of principal and accrued interest thereon into shares of Common Stock at the conversion price of $0.03 per share:

--------------------------------------------------------------------------------
Name of Noteholder               Aggregate Dollar Amount     Number of Shares of
                                       Converted             Common Stock Issued
--------------------------------------------------------------------------------

Newport Capital Corp.                 $ 29,601.59                  986,759
P.O. Box W-960
St. Johns, Antigua

Calista Capital Corp.                 $ 27,500.00                  916,700
P.O. Box W-961
St. Johns, Antigua

Pacific Rim Financial, Inc.           $ 25,000.00                  833,300
60 Market Square
P.O. Box 364
Belize City, Belize

Alexander W. Cox                      $ 99,075.31                3,302,510
428 - 755 Burrard Street
Vancouver, British Columbia
Canada V6Z 1X6

Rising Sun Capital Corp.              $ 20,000.00                  666,700
5000 Birch Street
Suite 4000
Newport Beach, California 92660

Roy Hunter                            $  9,000.00                  300,000
RR #5
Dunnville, Ontario
Canada N1A 2W7

NPN Corp.                             $ 18,000.00                  600,000
19 Clarissa Drive
Syossett, New York 11791

Total                                 $228,176.90                7,605,969
--------------------------------------------------------------------------------

     On December 27, 2000, the board of directors of VATL approved and authorized the execution of certain settlement agreements (the "Settlement Agreement(s)") with the entity or individual identified below. Pursuant to the terms of the Settlement Agreements, VATL agreed to issue shares of its Common Stock at $0.03 per share as payment and settlement of amounts due and owing for interest accrued on previous advances made to VATL. In accordance with the terms of the Settlement Agreements, on December 27, 2000, VATL issued shares of its Common Stock at $0.03 per share to the following creditors:

--------------------------------------------------------------------------------
Name of Creditor             Amount of Accrued Interest      Number of Shares of
                                                             Common Stock Issued
--------------------------------------------------------------------------------

Newport Capital Corp.              $ 3,004.23                       100,141
P.O. Box W-960
St. Johns, Antigua

Alexander W. Cox                   $ 8,124.53                       270,790
428 - 755 Burrard Street
Vancouver, British Columbia
Canada V6Z 1X6

Total                              $11,128.76                       370,931
--------------------------------------------------------------------------------

     As a result of the issuance of 7,976,900 shares of Common Stock on December 27, 2000, which represented approximately 54.7% of the issued and outstanding shares of Common Stock, there was a change in control of VATL See" Item 11. Security Ownership of Certain Beneficial Owners and Management.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussions of the results of operations and financial position of VATL should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

GENERAL

     VATL is a minerals exploration and development company concentrating on gold exploration and mining joint ventures in the Peoples Republic of China and internationally. As of the date of this Annual Report, VATL has not generated revenues from operations. During the prior fiscal years, VATL focused primarily on the exploration of the Vega Property and generated no revenues. During those prior fiscal years, VATL relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. As of the date of this Annual Report, management has identified additional business opportunities, including Tun Resources and the Xiaoshuijing gold prospect, that it plans to pursue subject to financing pertaining to the exploration of gold. Management intends to continue its search for other business opportunities in any geographical area involving the exploration of gold or other resource based commodities.

RESULTS OF OPERATION

     For Fiscal Year Ended March 31, 2001 compared with Fiscal Year Ended March 31, 2000

     VATL's net losses for the fiscal year ended March 31, 2001 were approximately $4,298,771 compared to a net loss of approximately $1,091,711 for fiscal year ended March 31, 2000. During both fiscal years ended March 31, 2000 and 1999, respectively, VATL recorded to income.

     During fiscal year ended March 31, 2001, VATL recorded operating expenses of $4,298,771 compared to $1,091,711 of operating expenses recorded during fiscal year ended March 31, 2000. During fiscal year ended March 31, 2001, VATL incurred exploration expenses of $1,085,293 as compared to exploration expenses of $218,318 incurred during fiscal year ended March 31, 2000 (an increase of $866,975 or 397%). The increase in exploration expenses was primarily due to the acquisition costs of Tun Resources and the related joint venture capital contributions.

     During fiscal year ended March 31, 2001, VATL incurred administrative expenses of $3,213,478 as compared to administrative expenses of $873,393 incurred during fiscal year ended March 31, 2000 (an increase of $2,340,085 or 268%). The increase in administrative expenses was primarily due to (i) the recording of a loss in the amount of $1,754,917 relating to the settlement of certain convertible promissory notes; (ii) the recording of stock-based compensation in the amount of $262,247; (iii) an increase in overhead and administration expenses to $972,860 incurred during fiscal year ended March 31, 2001 compared to $705,599 incurred during fiscal year ended March 31, 2000 relating to the increased scale and scope of overall business activity; and (iv) an increase in professional fees to $151,892 incurred during fiscal year ended March 31, 2001 compared to $22,551 incurred during fiscal year ended March 31, 2000 relating to geologist/due diligence fees. While VATL incurred $974,636 of overhead and administration expenses, approximately $707,800 was paid to Investor Communications International, Inc. ("ICI") for amounts due and owing for managerial, administrative and financial services rendered and/or advances made, of which $706,000 was exchanged via debt settlement for shares of restricted Common Stock at $0.50 per share. See "Item 5. Market for Common Equity and Related Stockholder Matters - Share Issuances".

     VATL and ICI entered into a two-year consulting services and management agreement dated April 1, 1999 whereby ICI is perform a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On April 1, 2001, VATL and ICI renewed its consulting services and management agreement for an additional two-year period. See "Item 10. Executive Compensation - Compensation of Officers and Directors".

     Although VATL has not and currently is not in the operational stage of generating revenues, the services provided by ICI increased during fiscal years ended March 31, 2001 and 2000. As of the date of this Annual Report, such services provided by ICI include not only those services listed above related to exploration, administration, public company operations and maintenance of VATL, but also involve the negotiation and consummation of the Acquisition Agreement and addendums thereto relating to Tun Resources and the negotiation and due diligence of the Letter Agreement relating to the Ailaoshan joint venture and the Lemachang joint venture. Moreover, with commencement of the legal proceedings involving INGC/Geneva and AuRIC/Dames & Moore, ICI is continuously sourcing, identifying, investigating and negotiating new business opportunities to present to the board of directors of VATL. Other services provided by ICI include securing of short-term advance financing and sourcing of private placement funding.

     Interest expense decreased to $40,705 during fiscal year ended March 31, 2001 as compared to interest expense of $122,743 incurred during fiscal year ended March 31, 2000. This substantial decrease in interest expense is due primarily to settlement of the convertible promissory notes.

     As discussed above, the increase in net loss during fiscal year ended March 31, 2001 as compared to fiscal year ended March 31, 2000 is attributable primarily to the increased exploration expenses, general and administrative expenses and professional fees incurred during fiscal year ended March 31, 2001 and the expensing of the loss on the settlement of the convertible promissory notes during fiscal year ended March 31, 2001 as compared to fiscal year ended March 31, 2000. VATL's net losses during fiscal year ended March 31, 2001 were approximately ($4,298,771) or ($0.520) per common share compared to a net loss of approximately ($1,091,711) or ($0.250) per common share during fiscal year ended March 31, 2000. The weighted average number of diluted shares outstanding were 8,266,032 for fiscal year ended March 31, 2001 (which have been restated to take into account the reverse stock split of 4 to 1) compared to 4,372,227 for fiscal year ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     For Fiscal Year Ended March 31, 2001 and 2000

     VATL's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should VATL be unable to continue in operations.

     As of the date of this Annual Report, there is substantial doubt regarding VATL's ability to continue as a going concern as VATL has not generated sufficient cash flow to funds its business operations and material commitments. VATL's future success and viability, therefore, are dependent upon VATL's ability to successfully develop new business prospects under consideration, joint ventures, and the continuing ability to generate capital financing. Management is optimistic that VATL will be successful in its capital raising efforts; however, there can be no assurance that VATL will be successful in raising additional capital. The failure to raise additional capital may have a material and adverse effect upon VATL and its shareholders. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

     Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $8,000,000 of financing designed to fund various commitments and business operations. From the date of this Annual Report, management believes that VATL can satisfy its cash requirements for approximately the next four months based on its ability to negotiate with Tun Resources further extension terms regarding an addendum and to obtain advances from certain investors and related investors, if necessary.

     As of March 31, 2001, VATL's current assets were $2,942 and its current liabilities were $1,026,539. As of March 31, 2001, the current liabilities exceeded current assets by $1,023,597. As of March 31, 2000, VATL's current assets were $240,328 and its current liabilities were $1,018,624. As of March 31, 2000, the current liabilities exceeded current assets by $778,296.

     The decrease in current assets in fiscal year ended March 31, 2001 was due primarily to a decrease in cash and the collection of the stock subscriptions receivable outstanding at March 31, 2000.

     The increase in current liabilities in fiscal year ended March 31, 2001 was due primarily to increases in advances from related parties, directors' fees payable and accrued interest payable.

     Stockholders' deficit increased from ($778,296) for fiscal year ended March 31, 2000 to ($1,023,597) for fiscal year ended March 31, 2001.

MATERIAL COMMITMENTS

     A significant and estimated commitment for VATL for fiscal year April 1, 2001 through March 31, 2002 pertaining to contractual arrangements is VATL's contractual funding obligations under the Acquisition Agreement. Pursuant to the terms of the Acquisition Agreement, VATL was to provide an aggregate of $1,180,000 by February 15, 2001 to fund current Tun Resources joint venture projects. As of the date of this Annual Report, VATL has provided approximately $604,500 of funds to Tun Resources.

     As of the date of this Annual Report, VATL has not received an extension to the funding commitment requirement in the Acquisition Agreement beyond February 15, 2001, and the Amended Offer has not been presented to the shareholders of Golden Thunder or the CDNX for approval. The officers and directors of Golden Thunder have not defined their direction with respect to the Amended Offer or their position with respect to the Acquisition Agreement and provisions thereto. As a direct consequence, VATL will not be consolidating the financing records of Tun Resources into its financial statements. VATL is assessing its legal options with respect to the various agreements and representations made by Golden Thunder and Tun Resources.

     A significant and estimated commitment for VATL for fiscal year April 1, 2001 through March 31, 2002 pertaining to contractual arrangements and work orders in an amount not greater than $900,000 to ICI. The contractual arrangement between VATL and ICI regarding compensation for services rendered for the day-to-day operations of VATL are based on a fee not to exceed $75,000 per month based upon the performance of actual services rendered by ICI on an ongoing basis commensurate with the needs and requirements of VATL for that particular month, including services related to exploration, administrative, public company operations, financial and funding services, and maintenance.

     A significant and estimated commitment for VATL for fiscal year April 1, 2001 through March 31, 2002 are the promissory notes issued pursuant to the Sub-License Agreement. Pursuant to the terms and provisions of the Sub-License Agreement, VATL issued promissory notes to both Geneva and AuRIC in the amount of $250,000, respectively. These are 3% interest bearing notes and are payable upon the transfer of the technology. However, management believes that the technology pursuant to the Sub-license Agreement will never be transferred, in which case, the INGC/Geneva legal proceedings may create a situation, if damages are awarded, whereby the outcome of said legal proceedings may lead to future possible awards for damages to VATL.

     A significant and estimated commitment for VATL for fiscal year April 1, 2001 through March 31, 2002 is the promissory note in the amount of $100,000 issued to Geneva pursuant to the Sub-License Agreement. The promissory note is convertible into 500,000 shares of VATL's restricted Common Stock at the option of Geneva after October 15, 1999 at the rate of $0.20 per share. There are no conditions that will prevent or trigger the conversion of the promissory note by Geneva into shares of Common Stock nor is there any expiration date. As of the date of this Annual Report, VATL has not made any payments of either principal or interest on the promissory note, nor has Geneva exercised its conversion rights.

AUDIT COMMITTEE

     As of the date of this Annual Report, VATL has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of VATL. When established, the audit committee's primary function will be to provide advice with respect to VATL's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor VATL's financial reporting process and internal control system; (ii) review and appraise the audit efforts of VATL's independent accountants; (iii) evaluate VATL's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

     Audit Fees

     As of the date of this Annual Report, VATL has incurred $7,500 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of VATL's audited financial statements for fiscal year ended March 31, 2001. For fiscal year ended March 31, 2001, VATL incurred $20,376 as fees billed by its principal independent accountant for all other non-audit services (including reviews of VATL's quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Consolidated Financial Statement".

Index to Consolidated Financial Statements

     Independent Auditor's Report dated May 31, 2001.
     Consolidated Balance Sheets for fiscal years ended March 31, 2001 and
        March 31, 2000.
     Consolidated Statements of Operations for fiscal years ended March 31, 2001 and March 31, 2000, and from inception (January 28, 1987) to March 31, 2001.
     Consolidated Statements of Cash Flows for fiscal years ended March 31,
        2001 and March 31, 2000, and from inception (January 28, 1987) to March 31, 2001.
     Consolidated Statements of Stockholders' Equity (Deficit) for years ended
        March 31, 1987 through fiscal year ended March 31, 2001.
     Notes to Consolidated Financial Statements for March 31, 2001 and 2000.

              LABONTE & CO.                       1205 - 1095 West Pender Street
----------------------------------------          Vancouver, BC  Canada
C H A R T E R E D  A C C O U N T A N T S          V6E 2M6
----------------------------------------          Telephone       (604) 682-2778
                                                  Facsimile       (604) 689-2778
                                                  Email        rjl@labonteco.com



                                AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Vega-Atlantic Corporation

We have audited the balance sheet of Vega-Atlantic Corporation (an exploration stage company) as at March 31, 2001 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

The financial statements as at March 31, 2000 and for the year then ended were audited by other auditors who expressed an opinion without reservation in their report dated April 24, 2000.




                                                           CHARTERED ACCOUNTANTS
Vancouver, B.C.
May 31, 2001


          COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES
                             REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated May 31, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.




                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
May 31, 2001


                              VEGA-ATLANTIC CORPORATION
                           (An Exploration Stage Company)
                             Consolidated Balance Sheets


                                                          March 31,       March 31,
                                                            2001            2000
                                                        ------------    ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $      1,442    $    100,328
  Stock subscriptions receivable                                --           140,000
  Accounts receivable                                          1,500            --
                                                        ------------    ------------

      Total Current Assets                                     2,942         240,328

INTEREST IN MINERAL PROPERTIES (Note 3)                         --              --
                                                        ------------    ------------

                                                        $      2,942    $    240,328
                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $    163,336    $    216,747
  Advances from related parties (Note 8)                     145,286         125,602
  Notes payable - Technology sublicense (Note 4)             600,000         600,000
  Directors' fees payable                                     61,267          47,767
  Accrued interest payable                                    56,650          28,508
                                                        ------------    ------------

      Total Current Liabilities                            1,026,539       1,018,624
                                                        ------------    ------------


STOCKHOLDERS' EQUITY (Note 5)
  Preferred stock, no par value;
     20,000,000 shares authorized
     Nil shares issued and outstanding                          --              --
  Common stock $.00001 par value;
     100,000,000 shares authorized;
     14,588,405 shares (2000 - 20,206,000 shares)
            issued and outstanding                               344             202
  Additional paid - in capital                             9,217,581       5,164,253
  Accumulated deficit through exploration stage          (10,241,522)     (5,942,751)
                                                        ------------    ------------

      Total Stockholders' Equity (Capital Deficiency)     (1,023,597)       (778,296)
                                                        ------------    ------------

                                                        $      2,942    $    240,328
                                                        ============    ============


CONTINGENCIES (Notes 1 and 7)


            See accompanying notes to consolidated financial statements.



                                          VEGA-ATLANTIC CORPORATION
                                       (An Exploration Stage Company)
                                    Consolidated Statements of Operations
                                                                                                      Inception
                                                                                                     (January 28,
                                                                                                       1987) to
                                                                    For the 12 Months Ended March 31,  March 31,
                                                                           2001            2000          2001
                                                                      ------------    ------------   ------------
EXPLORATION EXPENSES
  Joint Venture Acquisition Costs                                     $  1,085,293    $    193,146   $  1,278,439
  Claims staking and exploration                                              --            25,172        112,384
  Research and development                                                    --              --          783,182
                                                                      ------------    ------------   ------------

Total Exploration Expenses                                               1,085,293         218,318      2,174,005
                                                                      ------------    ------------   ------------

ADMINISTRATIVE EXPENSES
   General and administration                                              972,860         705,599      3,244,591
   Professional fees                                                       151,892          22,551        239,648
   Director's fees                                                          13,500           7,500         49,500
   Interest expense                                                         40,705         122,743        196,552
   Stock-based compensation                                                262,247            --          262,247
   Gain on sale of joint venture interest                                  (19,318)           --          (19,318)
   Loss on settlement of convertible promissory notes (Note 5)           1,754,917            --        1,754,917
   Consulting fees                                                          36,675          15,000        132,751
                                                                      ------------    ------------   ------------

      Total Administrative Expenses                                      3,213,478         873,393      5,860,888
                                                                      ------------    ------------   ------------

Loss from Continuing Operations                                          4,298,771       1,091,711      8,034,893
                                                                      ------------    ------------   ------------

Discontinued Operations
   Loss from discontinued operations of Century Manufacturing, Inc.           --              --        2,206,629
                                                                      ------------    ------------   ------------

NET LOSS FOR THE PERIOD                                               $  4,298,771    $  1,091,711   $ 10,241,522
                                                                      ============    ============   ============


Loss Per Share - Basic and fully diluted                              $      0.520    $      0.250
                                                                      ============    ============

Weighted Average Number of
 Common Shares Outstanding (restated for 4 for 1 rollback)               8,266,032       4,372,227
                                                                      ============    ============


                      See the accompanying notes to consolidated financial statements.



                                               VEGA-ATLANTIC CORPORATION
                                            (An Exploration Stage Company)
                                        Consolidated Statements of Cash Flows

                                                                                                              Inception
                                                                                                             (January 28,
                                                                                                               1987) to
                                                                          For the 12 Months Ended March 31,   March 31,
                                                                                 2001            2000            2001
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $ (4,298,771)   $ (1,091,711)   $(10,241,522)
  Adjustments to reconcile net loss to net cash from operating activities:
  Non-cash loss  on sale of subsidiary                                                               --         1,687,000
  Non-cash gain on sale of joint venture                                          (19,318)        (19,318)
  Non-cash research and development expense                                          --              --           783,182
  Non-cash interest recognized through discount adjustment                           --            30,554          31,818
  Common stock issued in settlement of debt                                          --              --            84,992
  Impairment of interest in mineral properties                                  1,085,293         218,318       1,303,611
  Stock-based compensation                                                        262,247            --           262,247
  Loss on settlement of convertible promissory notes                            1,754,917            --         1,754,917
  Changes in Assets and Liabilities                                                  --
         Deposit                                                                     --               125            --
         Accounts payable                                                         (30,594)        198,340         186,153
         Directors fees payable                                                    13,500           7,500          61,267
         Accrued interest payable                                                  40,705          92,189         164,734
                                                                             ------------    ------------    ------------

      Cash Flows Used in Operating Activities                                  (1,192,021)       (544,685)     (3,940,919)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from affiliates  - net                                                 148,362         863,052       1,208,906
  Sale of common stock                                                          1,250,000            --         3,357,000
  Interest paid                                                                    (1,433)           --            (1,433)
  Convertible notes                                                                99,500            --            99,500
                                                                             ------------    ------------    ------------

       Cash Flows Provided by Financing Activities                              1,496,429         863,052       4,663,973
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Interest in mineral properties                                                 (404,249)       (218,318)       (622,567)
  Purchase of subsidiaries, net of cash acquired                                      955            --           (99,045)
                                                                             ------------    ------------    ------------

                                                                                 (403,294)       (218,318)       (721,612)
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash                                                   (98,886)        100,049           1,442

Cash and cash equivalents -  Beginning of period                                  100,328             279            --
                                                                             ------------    ------------    ------------

Cash and cash equivalents - End of period                                    $      1,442    $    100,328    $      1,442
                                                                             ============    ============    ============



SIGNIFICANT NON-CASH TRANSACTIONS
     During the 2001 fiscal year, the Company issued 200,000 pre-rollback shares of common stock in settlement of $15,000 of debt.
     During the 2001 fiscal year, the Company issued 1,600,000 pre-rollback common shares valued at $672,000 in exchange for an 80%
         interest in Tun Resources, Inc.
     During the 2001 fiscal year, the Company issued 7,976,900 shares of post-rollback common stock in settlement of $239,306 of debt and convertible promissory notes issued in fiscal 2001.


                          See the accompanying notes to consolidated financial statements.


                                           VEGA-ATLANTIC CORPORATION
                                        (An Exploration Stage Company)
                                Consolidated Statement of Stockholders' Equity

                                                                                            Deficit
                                                                                          Accumulated
                                                            Common Stock       Additional    During
                                                       ---------------------   Paid - in  Exploration
                                                        Shares      Amount      Capital      Stage        Total
                                                       ---------   ---------   ---------   ---------    ---------
Stock issued for services performed,
  February 25, 1987 ($.0125 per share)                    20,000   $       1   $     249   $    --      $     250

Stock issued for services performed,
  February 25, 1987 ($.02 per share)                       5,000        --           100        --            100

Stock issued for services performed,
  February 25, 1987 ($.0007 per share)                   725,000           7         493        --            500

Net Loss, Period ended December 31, 1987                    --          --          --        (8,791)      (8,791)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1987                               750,000           8         842      (8,791)      (7,941)


Net loss, Year ended December 31, 1998                      --          --          --        (1,000)      (1,000)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1988                               750,000           8         842      (9,791)      (8,941)

Stock issued for services performed,
  July 20, 1989 ($.0001 per share)                     4,250,000          42         958        --          1,000

Net loss, Year ended December 31, 1989                      --          --          --        (2,700)      (2,700)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1989                             5,000,000          50       1,800     (12,491)     (10,641)

Net loss, Year ended December 31, 1990                      --          --          --          (875)        (875)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1990                             5,000,000          50       1,800     (13,366)     (11,516)

Net loss, Year ended December 31, 1991                      --          --          --        (2,900)      (2,900)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1991                             5,000,000          50       1,800     (16,266)     (14,416)

Net loss, Year ended December 31, 1992                      --          --          --        (1,235)      (1,235)
                                                       ---------   ---------   ---------   ---------    ---------

Balance,  December 31, 1992                            5,000,000          50       1,800     (17,501)     (15,651)

Net loss, Year ended December 31, 1993                      --          --          --        (6,775)      (6,775)
                                                       ---------   ---------   ---------   ---------    ---------

Balance,  December 31, 1993                            5,000,000          50       1,800     (24,276)     (22,426)

Net loss, Year ended December 31, 1994                      --          --          --        (4,875)      (4,875)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1994                             5,000,000          50       1,800     (29,151)     (27,301)

Capital Contribution, April 17, 1995                        --          --        27,301        --         27,301

Stock issued for cash, May 8, 1995 ($1.02 per share)     100,000           1     101,999        --        102,000

Net loss, year ended December 31, 1995                      --          --          --       (95,574)     (95,574)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1995                             5,100,000   $      51   $ 131,100   $(124,725)   $   6,426
                                                       ---------   ---------   ---------   ---------    ---------


                         See accompanying notes to consolidated financial statements.


                                                   VEGA-ATLANTIC CORPORATION
                                                 (An Exploration Stage Company)
                                         Consolidated Statement of Stockholders' Equity
                                                           (Continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                  Common Stock            Additional     During
                                                           --------------------------     Paid - in    Exploration
                                                             Shares         Amount         Capital        Stage          Total
                                                           -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1995                                   5,100,000    $        51    $   131,100   $  (124,725)   $     6,426

Issuance of stock to purchase subsidiary,
March 28, 1996 ( $1.687 per share)                           1,000,000             10      1,686,990          --        1,687,000

Net loss, quarter ended March 31, 1996                            --             --             --         (23,357)       (23,357)
                                                           -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1996                                      6,100,000             61      1,818,090      (148,082)     1,670,069

Stock issued for cash, May 6, 1996 ($1.00 per share)            50,000              1         49,999                       50,000
Stock issued for cash, May 8, 1996 ($1.00 per share)           120,000              1        119,999                      120,000
Stock issued for cash, May 13, 1996 ($1.00 per share)           35,000                        35,000                       35,000
Stock issued for cash, March 12, 1997 ($.25 per share)       1,800,000             18        449,982                      450,000
Stock issued for cash, April 15, 1997 ($.20 per share)         250,000              3         49,997                       50,000

Issuance of stock in repayment of
advances, March 12, 1997 ($.25 per share)                      200,000              2         49,998                       50,000

Net loss, year ended March 31, 1997                                                                     (2,776,800)    (2,776,800)
                                                           -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1997                                      8,555,000             86      2,573,065    (2,924,882)      (351,731)

Stock issued for cash, March 13, 1998 ($15 per share)        3,000,000             30        449,970                      450,000
Stock issued for cash, March 24, 1998 ($.15 per share)       1,333,333             13        199,987                      200,000
Stock issued for cash, March 25, 1998 ($.15 per share)       1,306,667             13        195,987                      196,000
Stock issued for cash, March 26, 1998 ($.15 per share)         360,000              4         53,996                       54,000

Net loss, year ended March 31, 1998                                                                       (712,457)      (712,457)
                                                           -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1998                                     14,555,000            146      3,473,005    (3,637,339)      (164,188)

Issuance of common shares in settlement of debts
for $5,841, Jan. 15, 1999 ($.195 per share)                     30,000           --            5,841          --            5,841

Issuance of common shares in exchange for technology
sub-license agreement, Mar. 15, 1999 ($.14 per share)        1,000,000             10        139,990          --          140,000

Issuance of common shares in exchange for profit sharing
interest, March 28, 1999 ($.15 per share)                      500,000              5         74,995          --           75,000

Issuance of SEC Reg D-504 common
shares for cash, March 31, 1999 ($.20 per share)             1,500,000             15        299,985          --          300,000

Net loss, Year ended March 31, 1999                               --             --             --      (1,213,701)    (1,213,701)
                                                           -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1999                                     17,585,000    $       176    $ 3,993,816   $(4,851,040)   $  (857,048)
                                                           -----------    -----------    -----------   -----------    -----------


                                 See accompanying notes to consolidated financial statements.


                                                    VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                          Consolidated Statement of Stockholders' Equity
                                                            (Continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                               Common Stock             Additional       During
                                                       ----------------------------     Paid - in      Exploration
                                                          Shares          Amount         Capital          Stage           Total
                                                       ------------    ------------    ------------    ------------    ------------

Balance,  March 31, 1999                                 17,585,000    $        176    $  3,993,816    $ (4,851,040)   $   (857,048)

Stock issued in settlement of
advances payable, March 29, 2000  ($.50 per share)        2,061,000              20       1,030,443            --         1,030,463

Stock subscription for Reg S common
shares ($.25 per share)                                     560,000               6         139,994            --           140,000

Net loss, Year ended March 31, 2000                            --              --              --        (1,091,711)     (1,091,711)
                                                       ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2000                                  20,206,000             202       5,164,253      (5,942,751)       (778,296)

Stock issued for interest in Tun Resources Inc.,
May 1, 2000 ($.42 per share)                              1,600,000              16         671,984         672,000

Stock issued in settlement of debt
May 30, 2000 ($.075 per share)                              200,000               2          14,998            --            15,000

Reg S stock issued for cash, June 30, 2000
($.25 per share)                                          2,900,000              29         724,971            --           725,000

Stock subscription for Reg S common shares
($.25 per share)                                           (560,000)             (6)       (139,994)           --          (140,000)

Reg S stock issued for cash, July 7, 2000
($.25 per share)                                            100,000               1          24,999            --            25,000

Reg S stock issued for cash, July 11, 2000
($.25 per share)                                            800,000               8         199,992            --           200,000

Reg S stock issued for cash, August 17, 2000
($.25 per share)                                          1,200,000              12         299,988            --           300,000

Stock-based compensation                                       --              --           262,247            --           262,247

Rollback, 4:1                                           (19,834,495)           --              --              --              --

Stock issued in settlement of debt, December 27, 2000
($.03 per share)                                          7,976,900              80         239,226            --           239,306

Loss on settlement of debt                                     --              --         1,754,917            --         1,754,917

Net loss, Year ended March 31, 2001                            --              --              --        (4,298,771)     (4,298,771)
                                                       ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2001                                  14,588,405    $        344    $  9,217,581    $(10,241,522)   $ (1,023,597)
                                                       ============    ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
                                 March 31, 2001


NOTE 1: NATURE AND CONTINUANCE OF OPERATIONS

The Company is an exploration stage company and to date has not commenced any commercial operations or generated any revenues. During the current year the Company acquired interests in certain co-operative joint ventures to develop mineral properties in the People's Republic of China. Due to the inability to raise sufficient capital to meet funding commitments the Company has either sold or disposed of certain of its interests in the joint ventures. Refer to Note 3.

At March 31, 2001, the Company had a working capital deficiency of $1,023,598 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the year ended March 31, 2001 include the accounts of the Company and its 100% owned subsidiaries, Polar Explorations Ltd. and Alaskan Explorations Corp. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Interest in Mineral Properties

The Company has contractual rights to co-operative joint venture agreements with Chinese partners. All acquisition costs, capital contributions and exploration costs are expensed as incurred until such time as proven economically recoverable reserves are established.

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. There are no dilutive securities outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
                                 March 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

Stock-Based Compensation

The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company determined that the implementation of this standard does not have a material impact on its financial statements.


NOTE 3: INTEREST IN MINERAL PROPERTIES

Tun Resources Inc.: On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder"), a Canadian public company, to purchase from Golden Thunder 80% of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining 20% of the issued and outstanding shares of Tun Resources at fair market value.

Tun Resources is the major stakeholder in a gold exploration and development joint venture in the Yunnan Province of China. Tun Resources entered into the Yuntong JV agreement, which has the rights to four separate gold exploration and mining development properties, on August 8, 1994 with Yunnan Province Dianxi Geological Engineering Exploration Development Company in China. The Yuntong joint venture is in the process of exploring its mineral properties and has not yet determined whether these properties contain proven reserves. Accordingly, the Company has expensed acquisition costs and JV capital contributions incurred to date.

On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in Tun Resources Inc. The 80% interest in Tun Resources was purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 (subsequently extended to February 15, 2001) and the issuance of 1,600,000 pre-consolidation restricted shares in the capital of the Company valued at $672,000. At the date of acquisition, Tun had a stockholders' deficit of $149,044. The Company accounted for its acquisition of Tun Resources using the purchase method and allocated the stockholder's deficit of Tun Resources as well as the $672,000 cost of acquisition to the carrying value of the underlying joint venture interests to which a full impairment provision was recorded.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
                                 March 31, 2001


NOTE 3:  INTEREST IN MINERAL PROPERTIES (con't)

On December 12, 2000, as amended on February 9, 2001, the Company provided an offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 post-split shares owned by Golden Thunder. The Company also issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder Resources, Inc. have voted to accept or reject the amended offer dated February 9, 2001.

As at the date of filing of this Annual Report, the Company has not received an extension to the funding commitment requirement outlined in the Acquisition Agreement beyond February 15, 2001, and the Amended Offer has not been presented to the shareholders of Golden Thunder or the CDNX for approval. Pursuant to the terms of the Acquisition Agreement the Company is technically in default. As a consequence, Tun Resources is no longer considered a subsidiary of the Company for accounting purposes and effective in the fourth quarter the Company ceased consolidating the assets, liabilities and operations of Tun Resources in its financial statements. The Company is currently assessing its legal options with respect to the agreements and representations made by Golden Thunder and Tun Resources.

"Baotong" Zinc Joint Venture Proposal: The Company announced on June 8, 2000, that the Company, through its then wholly-owned subsidiary Epicon Resource Group, Ltd., a Belize corporation ("Epicon"), had executed a Sino-Foreign Cooperative Joint Venture whereby the Company has agreed to joint venture with the No. 4 Geological Brigade, Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate Zinc and Lead deposits in the south western Yunnan Province, PRC.

Subject to the completion of its due diligence, the Company committed to spend $1,000,000 on exploration over a two-year period in return for a 70% interest in the Baotong JV Company with the right acquire an 85% interest by providing further capital if its Sino JV partner elects a no investment 15% carried interest.

On March 15, 2001, the Board of Directors of the Company determined that the Company was unable to meets its funding obligations and consequently by agreement dated March 23, 2001, sold 100% of its interest in Epicon and forfeited all of the rights and obligations under the JV Contract and received consideration of $1,500 and the assumption of certain debts of the Company totaling $17,818, resulting in a gain on sale of $19,318.

Lemachang Silver Mine Joint Venture Proposal: Effective July 26, 2000, 2000, the Company, through its wholly-owned subsidiary Alaskan Explorations Corporation, a British West Indies Corporation ("Alaskan"), entered into a Sino-Foreign Cooperative Joint Venture whereby the Company has agreed to joint venture with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources and acquire majority control in the producing Lemachang silver mine, located in the Ludian County Seat, of the Yunnan Province, PRC.

Subject to the completion of its due diligence, the Company committed to spend $8,000,000 to increase production, expand reserves and improve overall silver recovery in return for an 85% interest in the silver mine and deposit areas.

Subsequent to year end, the Board of Directors of the Company determined that the Company was unable to meets its funding obligations and consequently by agreement dated May 11, 2001, sold 100% of its interest in Alaskan and forfeited all of the rights and obligations under the JV Contract in consideration of $50,000.


NOTE 4: NOTES PAYABLE

Pursuant to the Technology Sub-license agreement with Geneva Resources, Inc., the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology. Pursuant to the agreement, the company has issued a convertible promissory note to Geneva in the amount of $100,000 that is convertible to 500,000 restricted common shares upon demand, and bears interest at the rate of 8% per annum and issued 1,000,000 restricted common shares to AuRIC. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology or any settlement thereto will be contingent on the outcome of the lawsuit described in Note 7.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
                                 March 31, 2001


NOTE 5: STOCKHOLDERS' EQUITY

Common Stock
------------

On May 1, 2000, the Company issued 1,600,000 pre-consolidation shares at $0.42 per share, totaling $672,000, for the purchase of an 80% interest in Tun Resources, Inc. (Note 3).

On May 29, 2000, the Company issued 200,000 pre-consolidation shares for the settlement of accounts payable of the Corporation in the amount of $15,000.

Pursuant to a Reg S private placement offering memorandum dated March 1, 2000, the Company offered 5,000,000 pre-consolidation shares of common stock at $.25 per share. This offering is intended to be used for continued financing of the exploration, development and expansion programs currently being conducted on the Company's joint venture projects in China, consulting fees, and to provide working capital. As of March 31, 2001, 100% of the offering has been completed and the 5,000,000 shares have been issued.

On December 22, 2000 the Company completed a reverse stock split
("consolidation") of one-for-four of the Company's outstanding common stock, resulting in a reduction of outstanding common stock from 26,446,000 to 6,611,500. In addition, authorized common stock was reduced from 500,000,000 to 100,000,000.

On December 27, 2000 the Company issued 7,976,905 post-consolidation shares at $.03 per share with a fair value of $1,994,226 on the conversion of convertible promissory notes of $239,309, including accrued interest, resulting in a loss on conversion of $1,754,917. The 7,976,905 post-consolidation shares represents 54.7% of the outstanding shares of the Company at March 31, 2001 and accordingly the conversion of the promissory notes resulted in a change in control of the Company.

At March 31, 2001, there were 14,588,405 post-consolidation shares of common stock outstanding.


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

During the quarter ended June 30, 2000, the Board of Directors of the Company authorized the grant of 1,950,000 pre-consolidated stock options to certain officers, directors and consultants with an exercise price of $.25 per share. Pursuant to the terms of the employee stock option plan, the number of options granted and the exercise price of the outstanding options was modified to reflect the December 22, 2000 reverse stock split of the Company's common stock. As of March 31, 2001, 487,500 share options with an exercise price of $1.00 per share of post-consolidation common stock had been granted, no options had been exercised or forfeited, and no options had expired. Selected information regarding the options as of March 31, 2001 are as follows:

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
                                 March 31, 2001


NOTE 6: EMPLOYEE STOCK OPTION PLAN (Con't)


                                            Number of
                                             options    Exercise Price
                                            ----------  --------------

      Outstanding at Beginning of Period             0              0
      Outstanding at End of Period             487,500    $1.00/share
      Exercisable at End of Period             487,500    $1.00/share
      Options Granted                          487,500    $1.00/share
      Options Exercised                              0              0
      Options Forfeited                              0              0
      Options Expired                                0              0


Stock-based compensation

The following pro-forma information is provided as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, an expected life of ten years and an expected volatility range of 204%.

                                            Year ended          January 28, 1987
                                             March 31,           (inception) to
                                    --------------------------     March 31,
                                       2001            2000           2001
                                    -----------    -----------    -----------
                                          $             $              $
Net loss                             (4,179,865)      (682,855)   (10,122,615)

Pro-forma  stock-based compensation    (224,783)          --         (224,783)
                                    -----------    -----------    -----------

Pro-forma net loss                   (4,404,648)      (682,855)   (10,347,398)
                                    ===========    ===========    ===========

Pro-forma net loss per share             (0.710)        (0.155)
                                    ===========    ===========


NOTE 7: CONTINGENCIES

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

The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. IGCO/IGC/Geneva also alleges there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. This legal proceeding affected the timing of alleged technology to be transferred from Geneva to the Company that was scheduled initially before the end of 2000.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
                                 March 31, 2001


NOTE 8: RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001 the Company incurred directors fees of $13,500 to two directors. At March 31, 2001 $61,267 is owing to directors and former directors for accrued fees.

During the year ended March 31, 2001 the Company incurred managerial, administrative and investor relation services of $643,400 to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999. A director of the Company provides consulting services to ICI and was paid approximately US$27,500 during the year ended March 31, 2001. At March 31, 2001 $518,614 had been paid to ICI for outstanding fees and interest and $124,786 plus $3,473 accrued interest is owing to ICI.


NOTE 9: INCOME TAXES

As at March 31, 2001 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.


NOTE 10:COMPARATIVE FIGURES

Certain figures for the comparative financial statements have been restated to conform with the current year's presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 20, 2000, Johnson, Holscher & Company, P.C. ("JH&C"), the principal independent accountant of VATL, resigned because of a business decision made by management of JH&C to cease rendering services for clients which involve services or representation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. During VATL's two most recent fiscal years and any subsequent interim period preceding the resignation of JH&C, there were no disagreements with JH&C which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of JH&C, would have caused JH&C to make reference to the subject matter of the disagreements in connection with its reports. JH&C, as VATL's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to VATL's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles. The principal independent accountant did modify its opinion due to going concern uncertainties.

     On October 20, 2000, the board of directors of VATL approved and authorized the engagement of LaBonte & Co., Chartered Accountants, #1205 - 1095 West Pender Street, Vancouver, British Columbia V6E 2M6 as the principal independent accountant for VATL.

     Since October 20, 2000 and to date, there have been no disagreements with LaBonte & Co. which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LaBonte & Co., would have caused LaBonte & Co. to make reference to the subject matter of the disagreements in connection with its reports. LaBonte & Co, as VATL's current principal independent accountant, has not provided an adverse opinion or disclaimer of opinion to VATL's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles. The principal independent accountant did modify its opinion due to going concern uncertainties.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of VATL are as follows:

Name                         Age                   Position with VATL
----                         ---                   ------------------

Grant Atkins                 41                    Director and President

John Frederick               59                    Director/Secretary
  William Bowles

Gary Powers                  55                    Director

     GRANT ATKINS has been a Director and the President of VATL since October 15, 1998. Mr. Atkins has also been a director and the secretary/treasurer of Intergold Corporation since September of 1998. For the past five years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Industry experience includes a one-year role in 1998-99 as interim Chief Financial Officer of Emergency Communications for Southwest British Columbia ("E-Comm"). E-Comm is a $150 to $200 million (Canadian Dollar) radio and tri-service dispatch initiative and deployment for police, fire and ambulance for Southwest British Columbia, which has federal, provincial and municipal shareholders. During his tenure at E-Comm during its start-up phase, E-Comm raised in excess of $146,000,000 (Canadian Dollar) through debt financing from the Municipal Finance Authority in British Columbia. During 1998 and 1999, Mr. Atkins was a consultant through the private management consulting companies of Tristar Financial Services, Inc. and Investor Communications International, Inc. Mr. Atkins was retained to conduct financial consulting and project coordination services for the British Columbia Ambulance Service on a part-time basis through 1999. Mr. Atkins has provided organization and controller duties to VATL since October of 1998.

     JOHN FREDERICK WILLIAM BOWLES, BSc., Ph.D, FGS, FIMM, CEng., CGeol., EurGeol. Dr. Bowles has been a director of VATL since November 23, 1999, and is a Mineralogist and Economic Geologist. Mr. Bowles graduated from the University of London with honors and earned both Bachelor and Doctorate degrees. In addition, Mr. Bowles has Chartered Engineer, Chartered Geologist, and European Geologist designations and has memberships and active association with the Mineralogical Society, the Mineralogical Society of America, and the Irish Association for Economic Geology. Mr. Bowles is a Fellow of the Mineralogical Society, the Geological Society, and the Institution of Mining and Metallurgy. Mr. Bowles retains honorary senior research fellowships with the Geology Department of Manchester University and the Department of Earth Sciences of Kingston University, both located in the United Kingdom. Mr. Bowles has authored over fifty scientific research papers during the past 25 years for numerous trade and industry publications worldwide. For the past 14 years, Mr. Bowles has acted as the managing director of Mineral Science Ltd. of Chesham, UK. Mineral Science Ltd. is an international geological and mineralogical consultancy specializing in the assessment of metalliferous minerals in relation to commercial mining operations.

     GARY J. POWERS has been a director of VATL since December 2000. Mr. Powers is also the president and a director of Intergold Corporation, a Nevada corporation ("IGCO"), since September of 1998 and the president and a director of International Gold Corporation, a Nevada corporation and the wholly-owned subsidiary of IGCO, since September of 1998. Mr. Powers has worked in the public sector at a senior Canadian governmental level and has private sector experience in project development and business management. His background in the process of government and the needs of business will aid in the course of developing infrastructure and resources. Mr. Powers has devoted a substantial amount of time to the operations of IGCO during 1999. For the past six years, Mr. Powers has worked for Guest Investments Ltd. as a management and education consultant and for Helen Kupper Enterprises, Ltd. as a business manager.

SECTION 16 OF THE EXCHANGE ACT

     Section 16(a) of the 1934 Securities Exchange Act, as amended (the "Exchange Act") requires VATL's directors and officers, and the persons who beneficially own more than ten percent of the common stock of VATL, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to VATL pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by VATL and on the representations of the reporting persons, VATL believes that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

     As of the date of this Annual Report, directors of VATL accrue $500 per month in directors' fees for their roles as directors. Mr. Atkins and Dr. Bowles accrued $6,000 and $1,500, respectively, during fiscal year ended March 31, 2001 as compensation for their roles as directors of VATL. Officers and directors of VATL are reimbursed for any out-of-pocket expenses incurred by them on behalf of VATL.

     As of fiscal year ended March 31, 2001, VATL has accrued since inception approximately $61,266.66 in directors' fees and paid none of these fees to its directors as executive compensation. During fiscal year ended March 31, 2001, VATL accrued approximately $643,400 to ICI pursuant to a consulting services and management agreement with ICI dated April 1, 1999 for services rendered or to be rendered pursuant to the terms and provisions of the agreement.

     Directors and officers of VATL are reimbursed for any out-of-pocket expenses incurred by them on behalf of VATL. Executive compensation is subject to change concurrent with VATL requirements. Neither Mr. Atkins nor Dr. Bowles nor Mr. Powers is a director or officer of ICI, nor does VATL own of record capital stock of ICI. Of the amounts paid to ICI, Dr. Bowles did not receive any compensation directly or indirectly from ICI. During the fiscal year ended March 31, 2001, Mr. Atkins received approximately $30,000 from ICI for work conducted relating to the management and administration of VATL.

SUMMARY COMPENSATION TABLE

                        Annual Compensation    Awards      Payouts
                        ------------------- ------------   -------
                              $       $       $       $       #      $      $
Name and Position          Salary   Bonus   Other    RSA   Options  LTIP  Other
-----------------          ------   -----   -----    ---   -------  ----  -----

                                                 (1)
Grant Atkins        1999     0        0     $ 3,000   0       0      0      0
Pres./Director      2000     0        0     $ 6,000   0       0      0      0
                    2001     0        0     $30,000   0       0      0      0

John Bowles         2000     0        0     $ 1,500   0       0      0      0
Director            2001     0        0           0   0       0      0      0

Herb Ackerman       2000     0        0           0   0       0      0      0
                    2001     0        0           0   0       0      0      0

                                                 (1)
Gary Powers         2001     0        0     $30,000   0       0      0      0

     (1) Annual compensation based on fiscal year of April 1st to March 31st and paid according to individual contractual arrangements.

NON-QUALIFIED STOCK OPTION PLAN

     On May 1, 2000, the board of directors of VATL adopted the Non-Qualified Stock Option Plan (the "SOP"), which initially provides for the grant of options to purchase an aggregate of 2,000,000 shares of Common Stock at $0.25 per share. The purpose of the SOP is to make options available to directors, management and significant contractors of VATL in order to encourage them to secure an interest or an increase on reasonable terms of stock ownership in VATL and to remain in the employ of VATL, and to provide them compensation for past services rendered.

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

     During the quarter ended June 30, 2000, the board of directors granted options in the aggregate of 1,950,000 shares at an exercise price of $0.25 per share to the individuals reflected in the table below. The table has been revised, however, to take into consideration the reverse stock split of four to one. The options are thus exercisable at $1.00 per share. As of the date of this Annual Report, options have been granted in the aggregate of 487,500 shares. All options granted are exercisable by the respective individual from the date of grant through the date of expiration. No share options have been exercised as of the date of this Annual Report.

Aggregated Options/SAR Exercises and Fiscal Year End Options/SAR Value Table

--------------------------------------------------------------------------------
    Name             Number of        Date of Grant   Exercise Date    Date of
                   Shares Granted                                     Expiration
--------------------------------------------------------------------------------

Grant Atkins            25,000           05/01/00        05/01/00      04/30/10
Herb Ackerman           25,000           05/01/00        05/01/00      04/30/10
John Bowles             25,000           05/01/00        05/01/00      04/30/10
Brent Pierce           125,000           05/01/00        05/01/00      04/30/10
Gary Powers             25,000           05/01/00        05/01/00      04/30/10
Marcus Johnson          25,000           05/01/00        05/01/00      04/30/10
Gino Cicci              25,000           05/01/00        05/01/00      04/30/10
Harold Gooding          25,000           05/01/00        05/01/00      04/30/10
Tun Aye Sai            125,000           05/01/00        05/01/00      04/30/10
Rudolf Heinz            62,500           06/21/00        06/21/00      04/30/10

Total                  487,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of VATL owned of record or beneficially by each person who owned of record, or was known by VATL to own beneficially, more than five percent (5%) of VATL's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

--------------------------------------------------------------------------------
                                                                           (1)
Title of Class   Name and Address of           Amount and Nature   Percent of
                   Beneficial Owner                 of Class          Class
--------------------------------------------------------------------------------
                                                             (2)
Common Stock     Alexander W. Cox                   4,323,300          29.6%
                 428 - 755 Burrard Street
                 Vancouver, British Columbia
                 Canada V6Z 1X6
                                                             (2)
Common Stock     Newport Capital Corp.              1,308,006           8.9%
                 P.O. Box W-960
                 St. Johns, Antigua
                                                             (2)
Common Stock     Pacific Rim Financial, Inc.        1,195,800           8.2%
                 60 Market Square
                 P.O. Box 364
                 Belize City, Belize
                                                             (2)
Common Stock     Calista Capital Corp.              1,316,950           9.0%
                 P.O. Box W-961
                 St. Johns, Antigua
                                                             (3)
Common Stock     All officers and directors            75,000            .51%
                 as a group (3 persons)
--------------------------------------------------------------------------------

(1) As a result of the reverse stock split, the number of issued and outstanding shares of Common Stock is 14,588,405.

(2) These are restricted shares of Common Stock with the exception: (i) of the 4,323,300 shares held by Alexander W. Cox, 3,000,000 shares are free trading; (ii) of the 1,316,950 shares held by Calista Capital Corp., 400,250 are free trading; and (iii) of the 1,308,006 shares held by Newport Capital Corp., 13,031 are free trading.

(3) Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase an aggregate of 75,000 shares of restricted Common Stock at $0.25 per share. See "Item 10. Executive Compensation - Non-Qualified Stock Option Plan".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of the date of this Annual Report, VATL has not entered into any contractual arrangements with related parties other than those transactions relating to the contractual arrangements with ICI and those resulting primarily from advances made by related parties to VATL and subsequent issuance of notes. Mr. Atkins is a director and the president of VATL, and is a member of the management team provided by ICI. Gary Powers is a director of VATL, and is a member of the management team provided by ICI. The board of directors of VATL has not adopted or approved any policy regarding possible future transactions with related third parties.

     Messrs. Atkins, Bowles and Powers are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The directors of VATL, Messrs. Atkins, Bowles and Powers, have other business interests to which they may devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between VATL and its directors. Such conflicts can be resolved through the exercise by Messrs. Atkins, Bowles and Powers of judgment consistent with their fiduciary duties to VATL. Messrs. Atkins, Bowles and Powers intend to resolve such conflicts in the best interests of VATL. Moreover, Messrs. Atkins, Bowles and Powers will devote their time to the affairs of VATL as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports.

     The following Reports on Form 8-K were filed during the last quarter of the period and to date of this Annual Report.

Item              Date

8-K               May 31, 2001
8-K               April 5, 2001
Schedule 13D/A    February 22, 2001
8-K               February 14, 2001
Schedule 13D      February 14, 2001
Schedule 13D      February 14, 2001
Schedule 13D      February 14, 2001
Schedule 13D      February 14, 2001


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VEGA-ATLANTIC CORPORATION


Dated: June 29, 2001                     By: /s/ Grant Atkins
                                         --------------------
                                         Grant Atkins, President