Form 10QSB
period 2001-06-30
VEGA ATLANTIC CORP/CO
filed 2001-08-14
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-27845

                            VEGA-ATLANTIC CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                              84-1304106
 ------------------------------                               ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                              4600 South Ulster St.
                                    Suite 240
                             Denver, Colorado 80237
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 721-0016
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X       No
            -----       -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 11, 2001
-------                                     ------------------------------------

Common Stock, $.00001 par value             14,588,405

Transitional Small Business Disclosure Format (check one)

         Yes          No  X
            -----       -----

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                            3

         CONSOLIDATED BALANCE SHEETS                                     3

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                   4

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                   5

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS            6 to 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       11

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             23

ITEM 5.  OTHER INFORMATION                                               24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                24

SIGNATURES                                                               24




                                                     VEGA-ATLANTIC CORPORATION

                                                  (An Exploration Stage Company)

                                                    CONSOLIDATED BALANCE SHEETS




                                                                                                 June 30, 2001    March 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
                                                             ASSETS

CURRENT ASSETS
   Cash                                                                                           $      2,063      $      1,442
   Accounts receivable                                                                                                     1,500
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                  $      2,063      $      2,942
================================================================================================================================


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                       $    154,262      $    163,336
   Advances from related parties (Note 5)                                                              188,153           145,286
   Notes payable - Technology sublicense (Note 4)                                                      600,000           600,000
   Directors' fees payable                                                                              65,766            61,267
   Accrued interest payable                                                                             66,796            56,650
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                     1,074,977         1,026,539
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
   Preferred stock, no par value; 20,000,000 shares authorized, nil shares issued and outstanding         --                --
   Common stock, $.00001 par value, 100,000,000 shares authorized
      14,588,405 shares issued and outstanding                                                             344               344
   Additional paid-in capital                                                                        9,217,581         9,217,581
   Deficit accumulated during the exploration stage                                                (10,290,839)      (10,241,522)
--------------------------------------------------------------------------------------------------------------------------------

   Total stockholders' equity (capital deficiency)                                                  (1,072,914)       (1,023,597)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                  $      2,063      $      2,942
================================================================================================================================


CONTINGENCIES  (Notes 1 and 7)


                 The accompanying notes are an integral part of these interim consolidated financial statements

                                                             3


                                                      VEGA-ATLANTIC CORPORATION

                                                   (An Exploration Stage Company)

                                            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)


                                                                                                                       December 3,
                                                                                   Three months     Three months              1997
                                                                                 ended June 30,   ended June 30,    (inception) to
                                                                                          2001             2000     June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------

EXPLORATION EXPENSES
   Joint venture acquisition costs                                                      $    --        $ 928,635       $ 1,278,439
   Claims staking and exploration                                                            --             --             112,384
   Research and development                                                                  --             --             783,182
----------------------------------------------------------------------------------------------------------------------------------

   Total exploration expenses                                                                --          928,635         2,174,005
----------------------------------------------------------------------------------------------------------------------------------

ADMINISTRATIVE EXPENSES
   General and administrative                                                            61,029          256,808         3,305,620
   Professional fees                                                                     23,643           61,100           263,291
   Directors' fees                                                                        4,500            3,000            54,000
   Interest expense                                                                      10,145           16,965           206,697
   Stock-based compensation                                                                --               --             262,247
   Gain on sale of joint venture interest                                              (50,000)             --             (69,318)
   Loss on settlement of convertible promissory notes                                      --               --           1,754,917
   Consulting fees                                                                         --             27,960           132,751
----------------------------------------------------------------------------------------------------------------------------------

   Total administrative expenses                                                         49,317          365,833         5,910,205
----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                                          49,317      (1,294,468)         8,084,210

DISCONTINUED OPERATIONS
   Loss from discontinued operations of Century Manufacturing, Inc.                        --              --            2,206,629
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                               $  49,317       $1,294,468      $ 10,290,839
==================================================================================================================================




LOSS PER SHARE - basic and fully diluted                                                $ 0.003          $ 0.062
================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           14,588,405       20,792,978
================================================================================================================


                  The accompanying notes are an integral part of these interim consolidated financial statements

                                                              4



                                                   VEGA-ATLANTIC CORPORATION

                                                 (An Exploration Stage Company)

                                          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)

                                                                                                                   December 3,
                                                                              Three months      Three months              1997
                                                                            ended June 30,    ended June 30,    (inception) to
                                                                                     2001              2000     June 30, 2001
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $     (49,317)     $  (1,294,468)    $ (10,290,839)
  Adjustments to reconcile net loss to net cash from operating activities:
  - non-cash loss on sale of subsidiary                                               --                 --           1,687,000
  - non-cash gain on sale of joint venture                                            --                 --             (19,318)
  - non-cash research and development expense                                         --                 --             783,182
  - non-cash interest recognized through discount adjustment                          --                 --              31,818
  - common stock issued in settlement of debt                                         --               15,000            84,992
  - impairment of interest in mineral properties                                      --              672,000         1,303,611
  - stock-based compensation                                                          --                 --             262,247
  - loss on settlement of convertible promissory note                                 --                 --           1,754,917
  - minority interest                                                                 --              (29,809)             --
  - net changes in assets and liabilities                                           67,121             58,189           479,275
-------------------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                                   17,804           (579,088)       (3,923,115)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (repayments to) affiliates - net                                   (17,183)           246,050         1,191,723
  Interest paid                                                                       --                 --              (1,433)
  Convertible notes                                                                   --                 --              99,500
  Sale of common stock                                                                --                 --           3,357,000
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                               (17,183)           246,050         4,646,790
-------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Interest in mineral properties                                                      --                 --            (622,567)
  Purchase of subsidiaries, net of cash acquired                                      --                 --             (99,045)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                  --                 --            (721,612)
-------------------------------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH                                                            621             41,433             2,063

CASH, BEGINNING OF PERIOD                                                            1,442            100,328              --
------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                          $       2,063      $     141,761     $       2,063
===============================================================================================================================


                The accompanying notes are an integral part of these interim consolidated financial statements

                                                          5

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             Notes to the Interim Consolidated Financial Statements
                                 June 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


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

At June 30, 2001, the Company had a working capital deficiency of $1,072,914 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements for the year ended June 30, 2001 include the accounts of the Company and its 100% owned subsidiary, Polar Explorations Ltd. All significant intercompany transactions and account balances have been eliminated.

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

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             Notes to the Interim Consolidated Financial Statements
                                 June 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             Notes to the Interim Consolidated Financial Statements
                                 June 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 3:  INTEREST IN MINERAL PROPERTIES (con't)

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

On December 12, 2000, as amended on February 9, 2001, the Company provided an offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 post-split shares owned by Golden Thunder in consideration for $113,750. The Company also issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder Resources, Inc. have voted to accept or reject the amended offer dated February 9, 2001. The amended offer has not been presented to the shareholders of Golden Thunder or the CDNX for approval. Consequently, the Company has initiated legal proceedings against Golden Thunder and Tun Resources for breaches of the Acquisition Agreement and other causes of action. Golden Thunder and Tun Resources have filed a statement of defense. Accordingly, for accounting purposes effective March 31, 2001 the Company ceased consolidating the assets, liabilities and operations of Tun Resources in its financial statements.

Lemachang Silver Mine Joint Venture Proposal: Effective July 26, 2000, the Company, through its wholly-owned subsidiary Alaskan Explorations Corporation, a British West Indies Corporation ("Alaskan"), entered into a Sino-Foreign Cooperative Joint Venture whereby the Company has agreed to joint venture with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources and acquire majority control in the producing Lemachang silver mine, located in the Ludian County Seat, of the Yunnan Province, PRC.

Subject to the completion of its due diligence, the Company committed to spend $8,000,000 to increase production, expand reserves and improve overall silver recovery in return for an 85% interest in the silver mine and deposit areas. The Board of Directors of the Company determined that the Company was unable to meets its funding obligations and consequently by agreement dated May 11, 2001, sold 100% of its interest in Alaskan and forfeited all of the rights and obligations under the JV Contract in consideration of $50,000, resulting in a gain of $50,000.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             Notes to the Interim Consolidated Financial Statements
                                 June 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


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


NOTE 5:  EMPLOYEE STOCK OPTION PLAN

On May 1, 2000, the shareholders of the Company as represented by 51% of the issued and outstanding common shares of the Corporation voted to approve the creation of an employee stock option plan. The plan extends for a 10-year term and consists of 500,000 share options at $1.00 per share.

All options granted expire April 30, 2010. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the plan will not be in lieu of salary of other compensation for services.

As of June 30, 2001, 487,500 share options with an exercise price of $1.00 per share of common stock had been granted, no options had been exercised or forfeited, and no options had expired.


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

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             Notes to the Interim Consolidated Financial Statements
                                 June 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 7: RELATED PARTY TRANSACTIONS

During the period ended June 30, 2001 the Company incurred directors fees of $4,500 to two directors. At June 30, 2001 $65,766 is owing to directors and former directors for accrued fees.

During the period ended June 30, 2001 the Company incurred managerial, administrative and investor relation services of $60,050 to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999. A director of the Company provides consulting services to ICI and was paid approximately US$3,400 during the period ended June 30, 2001. At June 30, 2001 ICI had made net advances of $3,317 and $188,153 plus $7,749 accrued interest is owing to ICI.


NOTE 8: INCOME TAXES

As at June 30, 2001 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Vega-Atlantic Corporation, a Colorado corporation (the "Company"), which currently trades on the OTC Bulletin Board under the symbol "VATL", is primarily engaged in the business of minerals exploration and development concentrating on gold, silver and zinc within the United States and worldwide. The Company also trades on the Frankfurt Stock Exchange under the symbol "VGA" (WKN: 936303).

CURRENT BUSINESS OPERATIONS

Tun Resources, Ltd.

     On May 2, 2000, the Company entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement and extensions thereto, the Company was to (i) provide a total of $1,180,000 by February 15, 2001 to fund current Tun Resources joint venture projects, (ii) issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and an option to purchase the remaining twenty percent (20%), and (iii) be solely responsible for the future funding of Tun Resources and its joint ventures.

         As of the date of this Quarterly Report, the Company has issued 1,600,000 shares of its restricted common stock to Golden Thunder (400,000 shares after the reverse stock split) and has provided approximately $604,500 of funds to Tun Resources. The provisions of the Acquisition Agreement, however, required that the Company would provide certain amounts of funding by certain dates with an aggregate of amount of $1,180,000 due by February 15, 2001. During the past fiscal year, the Company has been unable to timely provide certain funding amounts by such dates and, therefore, has received extensions pursuant to addendums to the Acquisition Agreement. The prior addendum required that the Company provide the required aggregate amount of $1,180,000 by February 15, 2001.

     On December 12, 2000, the Company provided a letter of offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 (post-split) shares of common stock from Golden Thunder. On or about the same date, the Company presented the letter of offer at a meeting of the board of directors of Golden Thunder who were all in attendance. In subsequent meetings, the Company had obtained the agreement of three of the four board members of Golden Thunder, who asked the Company to increase its revised offer to $113,750.

     On February 9, 2001, the Company provided an amended letter of offer regarding the revised offer (the "Letter Offer"). The Company obtained verbal agreement from three of the four board members of Golden Thunder that the Letter Offer would be provided to the shareholders of Golden Thunder at their next annual meeting and to the CDNX (Canadian Stock Exchange) for approval. On February 9, 2001, the Company issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder voted to accept or reject the Letter Offer.

     As of the date of this Quarterly Report, the Company has received an extension to the funding commitment requirement in the Acquisition Agrement to the date of the next annual meeting of the shareholders of Golden Thunder. As of the date of this Quarterly Report, the Letter Offer has not been presented to the shareholders of Golden Thunder for their approval nor to the CDNX for its approval. Therefore, Tun Resources is no longer considered a subsidiary of the Company and, effective in the fourth quarter of its fiscal year ended March 31, 2001, the Company has not been consolidating the financial records of Tun Resources into its financial statements.

     In addition, on July 8, 2001, the Company filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder Resources Ltd. and Tun Resources Inc. as defendants. The Company alleges in its Statement of Claim that certain representations were made by the defendants to the Company which were untrue and upon which the Company detrimentally relied thus suffering loss and damages. See "Part II. Item 1. Legal Proceedings" for further disclosure.

     As previously reported, Tun Resources is the major stakeholder in one gold exploration and development Sino Foreign joint venture in the Yunnan Province of China as follows.

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

     The Yuntong Joint Venture consists of gold concessions comprising approximately 30 square kilometers. As of the date of this Quarterly Report, the Yuntong Joint Venture projects consist of (i) the Shangzia gold deposit ("SZ Gold"); (ii) the Bianfushan gold deposit ("BF Gold"); (iii) the Lannitang gold deposit ("LNT Gold"); and (iv) the Daqiaoqing gold deposit ("DQQ Gold"). During the fiscal year ended March 31, 2001, the various projects have undergone due diligence and analysis by the Company of mining potential based upon receipt of detailed geological reports, including column leach testing, concerning the gold deposits on certain properties. Small scale mining operations have been developed on the SZ Gold project.

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

The Ailaoshan/Xiaoshuijing Gold Project

     On May 4, 2000, the Company entered into a letter agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China (the "Letter Agreement"), whereby the Company has the right to acquire an approximate 70% interest in the Ailaoshang gold concession and prospect with claims that include the Xiaoshuijing gold resource located in the Chuxion Prefecture, Yunnan Province, China. Management plans to conduct future due diligence on the gold resource to provide the basis for negotiation of the final terms of the joint venture agreement, should the due diligence warrant continuing such negotiations. According to the terms of the Letter Agreement, the Company must invest up to $2,500,000 to expand the gold resource and increase mine production, and that the No. 1 Geological Brigade will contribute the property, exploration and mining rights, permits, land use rights and other work to date completed on the gold resource.

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

     The Company formed Alaskan Explorations Corp., a Turks & Caicos corporation and a wholly-owned subsidiary of the Company ("Alaskan"), to act as the joint venture partner on behalf of the Company.

     Pursuant to the terms of the Lemachang Agreement, the Company was to (i) form a new joint venture company and provide funding in the amount of $4,000,000 to accelerate the drilling on the Lemachang silver mine to increase production, expand resources and improve overall silver recovery, (ii) undertake feasibility studies to ultimately increase production and output to an annual target of 1,000,000 ounces of metallic silver, and (iii) receive an approximate 85% interest in the silver mine and deposit areas. Pursuant to the terms of the Lemachang Agreement, the Company was to further provide an additional $4,000,000 over a five-year period from its portion of operating profits to repay existing silver project capital loans currently outstanding to the Chinese banks.

     On May 11, 2001, the board of directors of the Company determined that the Company was unable to fund its obligations under the Lemachang Agreement and, therefore, it was in the best interests of the Company and its shareholders to sell its equity interest in Alaskan. Therefore, the Company and a corporation organized under the laws of the United Kingdom (the "Purchaser") entered into an agreement dated May 11, 2001 (the "Lemachang Purchase Agreement"), which generally provided for the sale by the Company of Alaskan, its wholly-owned subsidiary. Pursuant to the general terms of the Lemachang Purchase Agreement, the Purchaser (i) acquired all of the issued and outstanding shares of common stock of Alaskan, and (ii) paid $50,000.00 to the Company.

     As of the date of this Quarterly Report and as a result of consummation of the Lemachang Purchase Agreement, the Company no longer is able to control or manage, directly or indirectly, the exploration and development directives and methods concerning exploration of the Lemachang silver mine.

The Baotong Zinc and Lead Project

     On June 8, 2000, the Company entered into an agreement with the No. 4 Geological Brigade of Yunnan Bureau of Geological Exploration and Development to cooperatively explore two separate zinc and lead deposits located in the southwestern Yunnan Province. On July 19, 2000, the Company completed its negotiations and executed a joint venture agreement (the "Baotong Agreement"). The Company formed Epicon Resources Group, Ltd., a Belize corporation and a wholly-owned subsidiary of the Company ("Epicon"), to act as the joint venture partner on behalf of the Company.

     Pursuant to the terms of the Baotong Agreement, the Company was to (i) form a limited liability joint venture company (the "Baotong Mineral Exploration and Development Co."), (ii) acquire an approximate 70% interest in the Baotong Mineral Exploration and Development Co., (iii) conduct limited risk exploration and development of the two possible zinc and lead deposits, and (iv) have rights to acquire up to an 85% interest in the Baotong Mineral Exploration and Development Co. In accordance with the terms of the Baotong Agreement, the Company was also required to provide up to $1,000,000 over a two year period for exploration, drilling and tunneling of the possible zinc and lead deposits and conduct further risk exploration.

     On March 15, 2001, the board of directors of the Company determined that the Company was unable to fund its obligations under the Baotong Agreement and, therefore, it was in the best interests of the Company and its shareholders to sell its equity interest in Epicon. Therefore, the Company and a corporation organized under the laws of the United Kingdom (the "Purchaser") entered into an agreement dated March 23, 2001 (the "Baotong Purchase Agreement"), which generally provided, upon completion and satisfaction of technical evaluation and due diligence, for the sale by the Company of Epicon, its wholly-owned subsidiary.

     The Company and the Purchaser completed their respective technical evaluation and due diligence and consummated the Baotong Purchase Agreement. Pursuant to the terms of the Baotong Purchase Agreement, the Purchaser (i) acquired all of the issued and outstanding shares of common stock of Epicon,
(ii) paid $1,500.00 to the Company, (iii) assumed the Company's funding commitment under the Baotong Agreement, and (iv) assumed certain other contractual debts and liabilities relating to the Baotong Zinc and Lead project.

     As a result of consummation of the Baotong Purchase Agreement, the Company no longer holds its joint venture interest in the Baotong Mineral Exploration and Development Co. and, therefore, is unable to control or manage, directly or indirectly, the exploration and development directives and methods concerning exploration of the two separate zinc and lead deposits.

The Vega Property

     On March 28, 1999, the Company entered into a joint venture agreement with Geneva Resources, Inc., a Nevada corporation ("Geneva") pertaining to the joint exploration of gold and silver on 213 unpatented lode mining claims in Camus County, Idaho (the "Vega Property") and (the "Joint Venture Agreement"). Under the terms of the Joint Venture Agreement, the Company issued 500,000 shares of its restricted Common Stock to Geneva in exchange for the purchase of a future profit sharing interest in profits. Subsequent to the Joint Venture Agreement, Geneva transferred title to the mining claims located on the Vega Property via quitclaim deed to the Company.

     Pursuant to the Joint Venture Agreement, the Company was to conduct any work programs involving exploration of the mining claims on the Vega Property in amounts commensurate with the adopted minimum annual budget totals mutually agreed upon between the Company and Geneva. Management of the Company was to be solely responsible for compilation of the annual budget. Furthermore, in accordance with the terms of the Joint Venture Agreement, the Company was to receive eighty percent (80%) of all net profits realized from the joint venture until its invested capital is repaid, and Geneva was to receive twenty percent (20%) of all net profits. After the invested capital of the Company had been repatriated, the Company was to then receive fifty-one percent (51%) of the net profits realized from the joint venture and Geneva was to retain forty-nine percent (49%) of the net profits realized from the joint venture. Under the terms of the Joint Venture Agreement, Geneva was not responsible for payment of any costs of obligations associated with the Vega Property.

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

     On March 18, 1999, the Company entered into a technology sub-license agreement with Geneva (the "Sub-License Agreement"). Pursuant to the Sub-License Agreement, the Company acquired from Geneva a sub-license to utilize proprietary fire and chemical assay technology and related precious metals recovery processes, developed by AuRIC to carry out assay testing and chemical leach analysis of core samples to be derived from any drilling on the Vega Property.

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

     The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit. Management deems the proprietary technology crucial with respect to successful exploration of the Vega Property. Management, therefore, has suspended exploration of the Vega Property indefinitely until resolution of the legal proceedings. Further evidence provided in the legal proceedings form management's opinion that there are no commercial quantities of gold or silver on the Vega Property. As a result, the Company holds no claims relating to the Joint Venture Agreement or the Vega Property. See "Part II. Item 1. Legal Proceedings" for additional disclosure.

Investment in Other Ventures

     As of the date of this Quarterly Report, management seeks to develop a diversified international resources exploration, development and production program. Management intends to focus the Company's business activities on resource-based diversification to other commodities and opportunities under consideration and evaluation. Management believes that it is in the best interests of the Company to diversify the Company's business activities to avoid reliance on a single commodity. In addition, activities in China have been difficult to attract investment to fund exploration and development of initiatives; various divestitures have resulted.

RESULTS OF OPERATION

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net losses for the three-month period ended June 30, 2001 were approximately $49,317 compared to a net loss of approximately $1,294,468 for the three-month period ended June 30, 2000. During both three-month periods ended June 30, 2001 and 2000, respectively, the Company recorded no income.

     During the three-month period ended June 30, 2001, the Company recorded operating expenses of $49,317 compared to $1,294,468 of operating expenses recorded during the three-month period ended June 30, 2000. During the three-month period ended June 30, 2001, the Company did not incur any exploration expenses as compared to exploration expenses of $928,635 incurred during the three-month period ended June 30, 2000. The decrease in exploration expenses during the three-month period ended June 30, 2001 was primarily due to the non-payment by the Company to Tun Resources of any of its funding commitments as compared to the payments made by the Company during the three-month period ended June 30, 2000 pertaining to the acquisition costs of Tun Resources and related joint venture capital contributions.

     During the three-month period ended June 30, 2001, the Company incurred administrative expenses of $49,317 as compared to administrative expenses of $365,833 incurred during the three-month period ended June 30, 2000 (a decrease of $316,516 or 642%). Administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees.

     Although the Company actually incurred $99,317 of administrative expenses during the three-month period ended June 30, 2001 consisting of (i) $61,029 in general and administrative expenses; (ii) $23,643 in professional fees; (iii) $4,500 in directors' fees; and (iv) $10,145 in interest expense, such aggregate amount of administrative expenses was offset by the realization of a gain of $50,000 due to the sale of its interest in the Lemachang silver project. The decrease in administrative expenses during the three-month period ended June 30, 2001 was also due to a decrease in overhead and administration expenses to $61,029 compared to $256,808 incurred during the three-month period ended June 30, 2000 (which related to the scale and scope of overall business activity during such period).

     Of the $61,029 incurred as general and administrative expenses, the Company incurred approximately $60,050 to Investor Communications International, Inc. ("ICI") for amounts due and owing for managerial, administrative and financial services rendered and/or advances made by ICI which, as of June 30, 2001, such total advances were $188,153. During the three-month period ended June 30, 2001, the Company paid $12,783 to ICI towards an aggregate of $200,936 due and owing. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company.

     The Company and ICI entered into a two-year consulting services and management agreement dated April 1, 1999 whereby ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On April 1, 2001, the Company and ICI renewed its consulting services and management agreement for an additional two-year period.

     Although the Company has not and currently is not in the operational stage of generating revenues, the services provided by ICI increased during fiscal years ended March 31, 2001 and 2000. As of the date of this Quarterly Report, such services provided by ICI include not only those services listed above related to exploration, administration, public company operations and maintenance of the Company, but also involve the negotiation of the Letter Offer and addendums thereto relating to Tun Resources and the negotiation and due diligence of the Letter Agreement relating to the Ailaoshan joint venture and the Lemachang joint venture. Moreover, with commencement of the legal proceedings against Tun Resources and the continuing legal proceedings involving INGC/Geneva and AuRIC/Dames & Moore, ICI is continuously sourcing, identifying, investigating and negotiating new business opportunities to present to the board of directors of the Company. Other services provided by ICI include securing of short-term advance financing and sourcing of private placement funding.

     As discussed above, the decrease in net loss during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 is attributable primarily to the decreased exploration expenses and general and administrative expenses incurred during the three-month period ended June 30, 2001. The Company's net losses during the three-month period ended June 30, 2001 were approximately ($49,317) or ($0.003) per common share compared to a net loss of approximately ($1,294,468) or ($0.062) per common share during the three-month period ended June 30, 2000. The weighted average number of diluted shares outstanding were 14,588,405 for the three-month period ended June 30, 2001 (which have been restated to take into account the reverse stock split of 4 to 1) compared to 20,792,978 for the three-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

For Three-Month Period Ended June 30, 2001

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

     As of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to funds its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company's ability to successfully develop new business prospects under consideration, joint ventures, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may have a material and adverse effect upon the Company and its shareholders.

     Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 of financing designed to fund various commitments and business operations. From the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for approximately the next four months based on its ability to successfully negotiate with Tun Resources regarding the Letter Offer and to obtain advances from certain investors and related investors, if necessary.

     As of June 30, 2001, the Company's current assets were $2,063 and its current liabilities were $1,074,977. As of June 30, 2001, the current liabilities exceeded current assets by $1,072,914. As of March 31, 2001, the Company's current assets were $2,942 and its current liabilities were $1,026,539. As of March 31, 2001, the current liabilities exceeded current assets by $1,023,597.

     The decrease in current assets in the three-month period ended June 30, 2001 from fiscal year ended March 31, 2001 was due primarily to a decrease in accounts receivable. The increase in current liabilities in the three-month period ended June 30, 2001 from fiscal year ended March 31, 2001 was due primarily to an increase in advances from related parties, directors' fees payable and accrued interest payable.

     Stockholders' deficit increased from ($1,023,597) for fiscal year ended March 31, 2000 to ($1,072,914) for the three-month period ended June 30, 2001.

MATERIAL COMMITMENTS

     A significant and estimated commitment for the Company for fiscal year April 1, 2001 through March 31, 2002 pertaining to contractual arrangements and work orders in an amount not greater than $900,000 to ICI. The contractual arrangement between the Company and ICI regarding compensation for services rendered for the day-to-day operations of the Company are based on a fee not to exceed $75,000 per month based upon the performance of actual services rendered by ICI on an ongoing basis commensurate with the needs and requirements of VATL for that particular month, including services related to exploration, administrative, public company operations, financial and funding services, and maintenance.

     A significant and estimated commitment for the Company for fiscal year April 1, 2001 through March 31, 2002 are the promissory notes issued pursuant to the Sub-License Agreement. Pursuant to the terms and provisions of the Sub-License Agreement, the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000, respectively. These are 3% interest bearing notes and are payable upon the transfer of the technology. However, management believes that the technology pursuant to the Sub-license Agreement will never be transferred, in which case, the INGC/Geneva legal proceedings may create a situation, if damages are awarded, whereby the outcome of said legal proceedings may lead to future possible awards for damages to the Company.

     A significant and estimated commitment for the Company for fiscal year April 1, 2001 through March 31, 2002 is the promissory note in the amount of $100,000 issued to Geneva pursuant to the Sub-License Agreement. The promissory note is convertible into 500,000 shares of the Company's restricted Common Stock at the option of Geneva after October 15, 1999 at the rate of $0.20 per share. There are no conditions that will prevent or trigger the conversion of the promissory note by Geneva into shares of Common Stock nor is there any expiration date. As of the date of this Quarterly Report, the Company has not made any payments of either principal or interest on the promissory note, nor has Geneva exercised its conversion rights.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tun Resources Litigation

     On July 8, 2001, the Company filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder Resources Ltd. and Tun Resources Inc. as defendants. The Company alleges in its Statement of Claim that certain representations were made by the defendants to the Company as follows: (i) Tun Resources had good and marketable title to its assets; (ii) the consideration paid by the Company was good and valuable consideration for acquisition of the shares in Tun Resources; (iii) the intercorporate loan financing, which was to be provided by financing arranged by private investments and therefore the joint ventures were marketable; and (iv) the control of Tun Resources would be transferred to the Company upon closing of the Acquisition Agreement. The Company alleges in its Statement of Claim that such representations were false and untrue and that the defendants made the representations fraudulently or negligently knowing them to be untrue or recklessly without caring whether they were true or false and that (i) the title Tun Resources had to the assets was not good and marketable and was considerably lower in value than represented to the Company; (ii) the consideration paid by the Company to acquire the shares of Tun Resources was excessive and not good and valuable consideration; (iii) the intercorporate loan could not be raised in the manner agreed upon by the Company and defendants; and (iv) the board of directors of Golden Thunder and Tun Resources refused or neglected to replace the board of directors of Tun Resources with the board of directors of Golden Thunder. The Company further alleges in its Statement of Claim that (i) the defendants made such representations to the Company in order to induce the Company to enter into the Acquisition Agreement; (ii) the Company reasonably relied upon the representations made to it by the Defendants; and (iii) such misrepresentations are breaches of material terms of the Acquisition Agreement and have caused the Company loss and damages. The Company is seeking general and special damages in excess of $800,000.00.

     On August 2, 2001, Tun Resources filed its Statement of Defense in which it alleges that the Company breached the Acquisition Agreement by its failure to provide funding in the amount of $1,800,000 to Tun Resources and that such failure to provide the required funding adversely affected the value of assets to be purchased by the Company.

     As of the date of this Quarterly Report, management intends to aggressively pursue all such legal actions and review further legal remedies against Tun Resources.

Vega Property Litigation

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC entered into the Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability, and metallurgical recovery procedures. IGCO subsequently entered into multiple work orders with

Dames & Moore relating to a variety of services. Geneva and AuRIC entered into the License Agreement whereby AuRIC agreed to (i) supply the proprietary technology to Geneva, (ii) grant to Geneva a license to use such technology on its claims located adjacent to the Blackhawk Property and the right to sub-license the proprietary technology to IGCO for use on the Blackhawk Property. The Company and Geneva entered into the Sub-License Agreement whereby the Company acquired from Geneva a sub-license to utilize AuRIC's proprietary information, assay technology and related precious metals recovery processes on the Vega Property.

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

     At a scheduling conference held on July 31, 2001, the court set trial for a period of fifteen days commencing October 16, 2001. All dispositive motions will be head by September 14, 2001 and discovery must be completed by October 5, 2001. The court has denied Geneva's and INGC's motion for leave to amend the Complaint to assert an action against Dames & Moore for fraud. Geneva and INGC are considering the possibility of an appeal. As of the date of this Quarterly Report, trial preparation and discovery are continuing.

     On June 22, 2001, IGCO, INGC, Geneva, Brent Pierce, MBM Consultants, Inc. and Michael B. Mehrtens entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the parties agreed to treat the contents of the Settlement Agreement as strictly confidential and to not disclose such terms and provisions to anyone.

     On approximately June 14, 2000, Dames & Moore filed an action against IGCO, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore seeks foreclosure of a lien against IGCO and/or INGC which purportedly arose in favor of Dames & Moore. INGC has dropped the bulk of its mining claims, except for a small group related to this litigation, as IGCO and INGC believe that the mining claims contain no commercial quantifies of gold and silver. Dames & Moore seeks to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also seeks its fees and costs incurred in enforcing its claimed lien. IGCO and INGC filed an answer on or about August 8, 2000. IGCO intends to vigorously contest the claims and allegations of Dames & Moore.

     Due to the Company's belief that the Vega Property's unpatented lode mining claims do not contain commercial quantities of gold or silver and that management deems the proprietary technology purported to be developed by AuRIC and verified by Dames & Moore crucial with respect to successful exploration of the Vega Property, management has suspended exploration of the Vega Property. As a result, the Company holds no lode mining claims relating to the Joint Venture Agreement or the Vega Property. Management of the Company believes the legal proceedings will prove that the alleged proprietary technology is invalid.

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

     The Company and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of IGCO, the Company will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement. Management believes that VATL will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     No report required.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Report on Form 8-K filed June 1, 2001.

     (b) Report on Form 8-K filed on April 5, 2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VEGA-ATLANTIC CORPORATION

Dated: August 13, 2001                      By:  /s/  Grant Atkins
                                                 ------------------------------
                                                      Grant Atkins, President


Dated: August 13, 2001                      By:  /s/  Herb Ackerman
                                                 ------------------------------
                                                      Herb Ackerman, Secretary