Form 10QSB
period 2001-09-30
VEGA ATLANTIC CORP/CO
filed 2001-11-14
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                         Commission file number 0-27845

                            VEGA-ATLANTIC CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                              84-1304106
 ------------------------------                               -----------------
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

         Yes  X  No
            -----  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 10, 2001
-------                                     ------------------------------------

Common Stock, $.00001 par value             14,213,405

Transitional Small Business Disclosure Format (check one)

         Yes     No  X
            -----  -----

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                              2

      INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                            3

      INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                            4

      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                       5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   23

ITEM 5. OTHER INFORMATION                                                     23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      23

SIGNATURES                                                                    24



PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------



                                       VEGA-ATLANTIC CORPORATION

                                    (An Exploration Stage Company)

                                      CONSOLIDATED BALANCE SHEETS



                                                                        September 30,      March 31,
                                                                                2001            2001
                                                                        ------------    ------------
                                                                         (Unaudited)
                                                ASSETS

CURRENT ASSETS
   Cash                                                                 $      1,043    $      1,442
   Accounts receivable                                                          --             1,500
                                                                        ------------    ------------

                                                                        $      1,043    $      2,942
                                                                        ============    ============



                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                             $    163,421    $    219,986
   Advances from related parties (Note 5)                                    254,353         145,286
   Notes payable - Technology sublicense (Notes 4 and 6)                        --           600,000
   Directors' fees payable (Note 7)                                           33,000          61,267
                                                                        ------------    ------------

                                                                             450,774       1,026,539
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 20,000,000 shares
     authorized, nil shares issued and outstanding                              --              --
   Common stock, $.00001 par value, 100,000,000 shares authorized
      14,213,405 (March 31, 2001 - 14,588,405) shares issued and
        outstanding                                                              329             344
   Additional paid-in capital                                              9,217,596       9,217,581
   Deficit accumulated during the exploration stage                       (9,667,656)    (10,241,522)
                                                                        ------------    ------------

   Total stockholders' equity (deficit)                                     (449,731)     (1,023,597)
                                                                        ------------    ------------

                                                                        $      1,043    $      2,942
                                                                        ============    ============


CONTINGENCIES  (Note 1)


                         The accompanying notes are an integral part of these
                               interim consolidated financial statements

                                                  2



                                                      VEGA-ATLANTIC CORPORATION

                                                   (An Exploration Stage Company)

                                            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)


                                                                                                                        December 3,
                                                       Three months    Three months     Six months       Six months            1997
                                                              ended           ended          ended            ended     (inception)
                                                          September       September      September        September    to September
                                                           30, 2001        30, 2000       30, 2001         30, 2000        30, 2001
                                                       ------------    ------------    ------------    ------------    ------------

EXPLORATION EXPENSES
  Joint venture acquisition costs                      $       --      $    164,102    $       --      $  1,092,737    $  1,278,439
  Claims staking and exploration                               --              --              --              --           112,384
  Research and development                                     --              --              --              --           783,182
                                                       ------------    ------------    ------------    ------------    ------------

  Total exploration expenses                                   --           164,102            --         1,092,737       2,174,005
                                                       ------------    ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting fees                                              --             8,803            --            36,763         132,751
  Directors' fees (Note 7)                                  (32,766)          3,000         (28,266)          6,000          21,234
  Office and general                                         55,273         343,987         116,302         600,794       3,360,893
  Interest expense                                            5,611           5,836          15,756          22,801         212,308
  Professional fees                                           5,765          27,121          29,408          88,221         269,056
  Stock-based compensation                                     --              --              --           262,247         262,247
  Gain on sale of joint venture interest                       --              --           (50,000)           --           (69,318)
  Gain on settlement of lawsuit (Notes 4 and 6)            (657,066)           --          (657,066)           --          (657,066)
  Loss on settlement of convertible promissory notes           --              --              --              --         1,754,917
                                                       ------------    ------------    ------------    ------------    ------------

  Total general and administrative expenses                (623,183)        388,747        (573,866)      1,016,826       5,287,022
                                                       ------------    ------------    ------------    ------------    ------------

(INCOME) LOSS FROM CONTINUING
   OPERATIONS                                              (623,183)        552,849        (573,866)      2,109,563       7,461,027

DISCONTINUED OPERATIONS
  Loss from discontinued operations of
      Century Manufacturing, Inc.                              --              --              --              --         2,206,629
                                                       ------------    ------------    ------------    ------------    ------------

NET (INCOME ) LOSS FOR THE PERIOD                      $   (623,183)   $    552,849    $   (573,866)   $  2,109,563    $  9,667,656
                                                       ============    ============    ============    ============    ============


BASIC (INCOME) LOSS PER SHARE                          $     (0.043)   $      0.086    $     (0.039)   $      0.363
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                           14,588,405       6,429,163      14,588,405       5,814,096
                                                       ============    ============    ============    ============


                                        The accompanying notes are an integral part of these
                                              interim consolidated financial statements

                                                                3



                                                VEGA-ATLANTIC CORPORATION

                                             (An Exploration Stage Company)

                                      INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)

                                                                                                           December 3,
                                                                              Six months     Six months           1997
                                                                                   ended          ended (inception) to
                                                                           September 30,  September 30,  September 30,
                                                                                    2001           2000           2001
                                                                             -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                           $   573,866    $(2,109,563)   $(9,667,656)
  Adjustments to reconcile net loss to net cash from operating activities:
  - non-cash loss on sale of subsidiary                                             --             --        1,687,000
  - non-cash gain on sale of joint venture                                          --             --          (19,318)
  - non-cash research and development expense                                       --             --          783,182
  - non-cash interest recognized through discount adjustment                        --             --           31,818
  - common stock issued in settlement of debt                                       --           15,000         84,992
  - impairment of interest in mineral properties                                    --          672,000      1,303,611
  - stock-based compensation                                                        --          262,247        262,247
  - loss on settlement of convertible promissory note                               --             --        1,754,917
  - gain on settlement of lawsuit                                               (657,066)          --         (657,066)
  - net changes in working capital items                                          93,934        (63,043)       506,088
                                                                             -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES                                              10,734     (1,223,359)    (3,930,185)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (repayments to) affiliates - net                                 (11,133)       (70,951)     1,197,773
  Interest paid                                                                     --             --           (1,433)
  Convertible notes                                                                 --             --           99,500
  Sale of common stock                                                              --        1,250,000      3,357,000
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                             (11,133)     1,179,049      4,652,840
                                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Interest in mineral properties                                                    --             --         (622,567)
  Purchase of subsidiaries, net of cash acquired                                    --             --          (99,045)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                --             --         (721,612)
                                                                             -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                                         (399)       (44,310)         1,043

CASH, BEGINNING OF PERIOD                                                          1,442        100,328           --
                                                                             -----------    -----------    -----------

CASH, END OF PERIOD                                                          $     1,043    $    56,018    $     1,043
                                                                             ===========    ===========    ===========

OTHER NON-CASH TRANSACTIONS:
  In connection with the settlement described in Note 6, during the six month period ended September 30, 2001, the Company wrote off its notes payable and accrued interest resulting in a gain of $657,066.


                                  The accompanying notes are an integral part of these
                                        interim consolidated financial statements

                                                           4

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             Notes to the Interim Consolidated Financial Statements
                               September 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1:  NATURE AND CONTINUANCE OF OPERATIONS

The Company is an exploration stage company and to date has not commenced any commercial operations or generated any revenues. Due to the inability to raise sufficient capital, the Company has either sold or disposed of its interests in mineral properties. Refer to Note 3.

At September 30, 2001, the Company had a working capital deficiency of $449,731 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.

Unaudited Interim Financial Statements The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements for the year ended September 30, 2001 include the accounts of the Company and its 100% owned subsidiary, Polar Explorations Ltd. All significant intercompany transactions and account balances have been eliminated.

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

Interest in Mineral Properties
The Company expenses all acquisition costs, capital contributions and exploration costs until such time as proven economically recoverable reserves are established.

VEGA-ATLANTIC CORPORATION
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities outstanding, the accompanying presentation is only of basic loss per share.

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

VEGA-ATLANTIC CORPORATION
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 3:  INTEREST IN MINERAL PROPERTIES (con't)

On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in Tun Resources Inc. The 80% interest in Tun Resources was purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 (subsequently extended to February 15, 2001 and further extended to the date of the vendor's next annual shareholder meeting) and the issuance of 1,600,000 pre-consolidation restricted shares in the capital of the Company valued at $672,000. At the date of acquisition, Tun Resources had a stockholders' deficit of $149,044. The Company accounted for its acquisition of Tun Resources using the purchase method and allocated the stockholder's deficit of Tun Resources as well as the $672,000 cost of acquisition to the carrying value of the underlying joint venture interests to which a full impairment provision was recorded.

On December 12, 2000, as amended on February 9, 2001, the Company provided an offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 post-split shares owned by Golden Thunder in consideration for $113,750. The Company also issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder Resources, Inc. have voted to accept or reject the amended offer dated February 9, 2001. The amended offer has not been presented to the shareholders of Golden Thunder or the CDNX for approval. Consequently, the Company has initiated legal proceedings against Golden Thunder and Tun Resources for breaches of the Acquisition Agreement and other causes of action, and seeks damages of in excess of $800,000. Golden Thunder and Tun Resources have filed a statement of defense. Accordingly, for accounting purposes effective March 31, 2001 the Company ceased consolidating the assets, liabilities and operations of Tun Resources in its financial statements.

Lemachang Silver Mine Joint Venture Proposal: Effective July 26, 2000, the Company, through its wholly-owned subsidiary Alaskan Explorations Corporation, a British West Indies Corporation ("Alaskan"), entered into a Sino-Foreign Cooperative Joint Venture whereby the Company had agreed to joint venture with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources and acquire majority control in the producing Lemachang silver mine, located in the Ludian County Seat, of the Yunnan Province, PRC.

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


NOTE 4:  NOTES PAYABLE

Pursuant to the Technology Sub-license agreement with Geneva Resources, Inc., the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These were 3% interest bearing notes and were payable upon the transfer of the technology. Pursuant to the agreement, the company had issued a convertible promissory note to Geneva in the amount of $100,000 that was convertible to 500,000 restricted common shares upon demand, and bore interest at the rate of 8% per annum and issued 1,000,000 restricted common shares to AuRIC. These promissory notes were due and payable upon the transfer of the technology. Upon the settlement of the lawsuit described in Note 6, the promissory notes to AuRIC and Geneva totalling $600,000 were cancelled during the quarter as well as $57,066 in accrued interest resulting in a gain of $657,066 from the write-off of these debts.


NOTE 5:  EMPLOYEE STOCK OPTION PLAN

On May 1, 2000, the shareholders of the Company as represented by 51% of the issued and outstanding common shares of the Corporation voted to approve the creation of an employee stock option plan. The plan extends for a 10-year term and consists of 500,000 share options priced at $1.00 per share.

VEGA-ATLANTIC CORPORATION
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 5:  EMPLOYEE STOCK OPTION PLAN

All options granted expire April 30, 2010. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the plan will not be in lieu of salary of other compensation for services.

As of September 30, 2001, 487,500 share options with an exercise price of $1.00 per share of common stock had been granted, no options had been exercised or forfeited, and no options had expired.


NOTE 6:  SETTLEMENT OF LAWSUIT

On September 27, 1999, Intergold Corporation ("IGCO"), its wholly owned subsidiary, International Gold Corporation ("IGC"), and Geneva initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva were to be determined in court.

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

On May 8, 2000, the Company executed an assignment agreement that transferred and conveyed the potential claims and causes of action that the Company may have in connections with the Sub-license Agreement with Geneva. If amounts were recovered by the lawsuit initiated by International Gold Corporation and Geneva, the Company would receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts were recovered.

During the period ended September 30, 2001 a settlement was reached and the parties agreed to have the lawsuit dismissed. As part of the settlement, the promissory notes totaling $600,000 to AuRIC and Geneva were cancelled, and 250,000 post-consolidation shares issued to AuRIC and 125,000 post-consolidation shares issued to Geneva were returned the Company for subsequent cancellation.


NOTE 7:  RELATED PARTY TRANSACTIONS

During the period ended September 30, 2001 the Company incurred directors fees of $9,000 to three directors. Also during the period ended September 30, 2001 $37,266 in accrued directors fees to former directors were written off. At September 30, 2001 $33,000 is owing to current directors.

During the period ended September 30, 2001 the Company incurred managerial, administrative and investor relation services of $120,200 to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999. At September 30, 2001 the Company had made net cash repayments of $6,133 to ICI, and $238,853 plus $9,778 accrued interest is owing to ICI.


NOTE 8:  COMMON STOCK

Subsequent to September 30, 2001 the Company cancelled 250,000 shares in the name of AuRIC Metallurgical Laboratories and 125,000 shares in the name of Geneva Resources Inc. See Note 6.

The weighted average number of shares outstanding for the periods ended in 2000 have been restated to reflect the 4:1 share consolidation on December 22, 2000.

VEGA-ATLANTIC CORPORATION
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


 NOTE 9:  INCOME TAXES

The Company has recorded no tax provision for the period ended September 30, 2001 as it has sufficient loss carryforwards available to offset the income in the period. Also, due to the uncertainty of realization the Company has provided a full valuation allowance against the deferred tax assets resulting from its additional unutilised loss carryforwards.

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

     As of the date of this Quarterly Report, the Company has received an extension to the funding commitment requirement in the Acquisition Agreement to the date of the next annual meeting of the shareholders of Golden Thunder. As of the date of this Quarterly Report, the Letter Offer has not been presented to the shareholders of Golden Thunder for their approval nor to the CDNX for its approval, as Golden Thunder has been suspended from trading on the CDNX due to its fiscal limitations. Therefore, Tun Resources is no longer considered a subsidiary of the Company and, effective in the fourth quarter of its fiscal year ended March 31, 2001, the Company has not been consolidating the financial records of Tun Resources into its financial statements.

     However, on July 8, 2001, the Company filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder Resources Ltd. and Tun Resources Inc. as defendants. The Company alleges in its Statement of Claim that certain representations were made by the defendants to the Company which were untrue and upon which the Company detrimentally relied thus suffering loss and damages, and that amounts provided to Tun Resources by the Company were refundable debt advances until the Company's funding requirement of providing a total of $1,180,000 to Tun Resources was complete. See "Part II. Item 1. Legal Proceedings" for further disclosure.

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

     The Yuntong Joint Venture consists of gold concessions comprising approximately 30 square kilometers. As of the date of this Quarterly Report, the Yuntong Joint Venture projects consist of (i) the Shangzai gold deposit ("SZ Gold"); (ii) the Bianfushan gold deposit ("BF Gold"); (iii) the Lannitang gold deposit ("LNT Gold"); and (iv) the Daqiaoqing gold deposit ("DQQ Gold"). During the fiscal year ended March 31, 2001, the various projects have undergone due diligence and analysis by the Company of mining potential based upon receipt of detailed geological reports, including column leach testing, concerning the gold deposits on certain properties. Small scale mining operations have been developed on the SZ Gold project..


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

     Management of the Company believes that exploration work conducted by the No. 1 Geological Brigade may indicate peripheral gold occurrences, which could increase future gold resources. Until the completion of all due diligence, the Company will not consider the acquisition of the Ailaoshang gold concession probable and any further involvement is subject to funding availability.

     The Company has formed Polar Explorations Ltd., a Belize corporation and the wholly-owned subsidiary of the Company ("Polar Explorations"), to act as the joint venture partner on behalf of the Company. The Ailaoshan/Xiaoshuijing Gold Project is subject to obtaining adequate financing to proceed with the project.

The Vega Property and Settlement of Litigation

     On March 28, 1999, the Company had entered into a joint venture agreement with Geneva Resources, Inc., a Nevada corporation ("Geneva") pertaining to the joint exploration of gold and silver on 213 unpatented lode mining claims in Camus County, Idaho (the "Vega Property") and (the "Joint Venture Agreement"). Under the terms of the Joint Venture Agreement, the Company had issued 500,000 shares of its restricted Common Stock to Geneva in exchange for the purchase of a future profit sharing interest in profits. Subsequent to the Joint Venture Agreement, Geneva transferred title to the mining claims located on the Vega Property via quitclaim deed to the Company. As of the date of this Quarterly Report, the Company does not hold title to any claims located on the Vega Property.

     On March 18, 1999, Intergold Corporation, a Nevada corporation ("IGCO") and its wholly-owned subsidiary, International Gold Corporation, a Nevada corporation ("INGC") had entered into an agreement for services ("Agreement for Services") with AuRIC Metallurgical Laboratories, LLC., of Salt Lake City, Utah ("AuRIC"). Pursuant to the terms of the Agreement for Services, AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the exploration of properties of IGCO.

     INGC, on behalf of IGCO, had also retained the services of Dames & Moore, an internationally recognized engineering and consulting firm ("Dames & Moore") to provide validation audits of each major step of the assay and metallurgical recovery procedures conducted by AuRIC. In November 1998, according to independent testing conducted by Dames & Moore, Dames & Moore validated AuRIC's fire assay and parallel chemical leach procedures as a method to verify the existence of mineralization. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability, as well as metallurgical recovery techniques.

     AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") had entered into a technology license agreement dated March 17, 1999 (the "License Agreement"), whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to the Company for use on the Vega Property. Therefore, the Company and Geneva had entered into a technology sub-license agreement dated March 18, 1999 (the "Sub-License Agreement") whereby the Company acquired from Geneva a sub-license to utilize AuRIC's proprietary fire and chemical assay technology and related precious metals recovery processes to carry out assay testing and chemical leach analysis of core samples to be derived from any drilling on the Vega Property.

     Pursuant to certain contractual terms and provisions, AuRIC and Dames & Moore had not been successful in transferring the proprietary fire assay technology to Geneva or to any independent third party assay laboratory. On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for multiple breaches of contract stemming from the Agreement for Services and the License Agreement and against Dames & Moore in a declaratory relief cause of action (the "Lawsuit").

     The Company suspended further exploration of the Vega Property indefinitely due to (i) the independent assessment information which did not support the claims of AuRIC and Dames & Moore; (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the

License Agreement; and (iii) the pending Lawsuit and further claims of action against AuRIC and Dames & Moore. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Vega Property claims to be nil.

     On approximately September 25, 2001, Geneva, IGCO, INGC, and others entered into settlement agreements and releases with Dames & Moore, et. al., and AuRIC in which the parties agreed to settle in order to diminish the continuous burden, cost and expense of protracted ongoing litigation. See "Part II. Other Information Item 1. Legal Proceedings" for further disclosure.

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

RESULTS OF OPERATION

Six-Month Period Ended September 30, 2001 Compared to Six-Month Period Ended September 30, 2000

     The Company's net income for the six-month period ended September 30, 2001 was approximately $573,866 compared to a net loss of approximately $2,109,563 for the six-month period ended September 30, 2000. During both six-month periods ended September 30, 2001 and 2000, respectively, the Company recorded no income.

     During the six-month period ended September 30, 2001, the Company recorded operating expenses of approximately $161,466, which were offset by recognized gains totaling $735,332, resulting in a recognized income from continuing operations of $573,866. During the six-month period ended September 30, 2000, the Company recorded operating expenses of $1,016,826 (a decrease of $2,683,429).

     During the six-month period ended September 30, 2001, the Company did not incur any exploration expenses as compared to exploration expenses of $1,092,737 incurred during the six-month period ended September 30, 2000. The decrease in exploration expenses during the six-month period ended September 30, 2001 was primarily due to decreased investment relating to its Chinese joint venture projects as compared to the payments made by the Company during the six-month period ended September 30, 2000 pertaining to the acquisition costs of Tun Resources and related joint venture capital contributions.

     During the six-month period ended September 30, 2001, the Company incurred general and administrative expenses of $161,466, which primarily consisted of $116,302 as office and general expenses. During the six-month period ended September 30, 2000, the Company incurred general and administrative expenses of $1,016,826, which consisted primarily of $600,794 in office and general expenses and $262,247 in stock-based compensation. The decrease in administrative expenses during the six-month period ended September 30, 2001 was primarily due to a decrease in overhead and administration expenses, which related to the scale and scope of overall business activity during such period. Administrative expenses generally include corporate overhead, financial and administrative contracted services, consulting costs and professional fees.

     Although the Company actually incurred $161,466 of general and administrative expenses during the six-month period ended September 30, 2001, such expenses were offset by the recognition of $735,332 resulting from (i) $28,266 decreased directors' fee liability; (ii) $50,000 realized as gain on the sale of Alaskan Explorations Corp. and related Lemachang silver deposit Sino-Foreign joint venture interest; and (iii) $657,066 realized as a gain on the settlement of the Lawsuit. During the six-month period ended September 30, 2001, these resulted in a recognized income from continuing operations of $573,866.

     Of the $161,466 incurred as general and administrative expenses, the Company incurred approximately $120,200 to Investor Communications International, Inc. ("ICI") for amounts due and owing for managerial, administrative and financial services rendered and/or advances made by ICI. During the six-month period ended September 30, 2001, the Company had made net cash repayments of $6,133 to ICI towards an aggregate principal of $238,853 plus $9,778 in accrued interest due and owing ICI. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company.

     The Company and ICI entered into a two-year consulting services and management agreement dated April 1, 1999 whereby ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and
(v) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On April 1, 2001, the Company and ICI renewed its consulting services and management agreement for an additional two-year period.

     As the Company has not and currently is not in the operational stage of generating revenues, the services provided by ICI decreased during the six-month period ended September 30, 2001 as compared to the same period during 2000. As of the date of this Quarterly Report, such services provided by ICI include not only those services listed above related to exploration, administration, public company operations and maintenance of the Company, but also involve the negotiation of the Letter Offer and addendums thereto relating to Tun Resources and the negotiation and due diligence of the Letter Agreement relating to the Ailaoshan joint venture and other joint venture projects that the Company has divested. Moreover, with commencement of the legal proceedings against Tun Resources and Golden Thunder, and the ongoing and ultimate finalization of the legal proceedings involving INGC/Geneva and AuRIC/Dames & Moore, ICI is continuously sourcing, identifying, investigating and negotiating new business opportunities to present to the board of directors of the Company. Other services provided by ICI include securing of short-term advance financing and sourcing of private placement funding.

     As discussed above, the recognition of net income during the six-month period ended September 30, 2001 as compared to the net loss incurred during the six-month period ended September 30, 2000 is attributable primarily to the (i) realization of a gain on the settlement of the Lawsuit, and (ii) the decreased exploration expenses and general and administrative expenses incurred during the six-month period ended September 30, 2001. The Company's net income during the six-month period ended September 30, 2001 was approximately $573,866 or $0.039) per common share compared to a net loss of approximately ($2,109,563) or ($0.363) per common share during the six-month period ended September 30, 2000. The weighted average number of diluted shares outstanding were 14,588,405 for the six-month period ended September 30, 2001 (which have been restated to take into account the reverse stock split of 4 to 1) compared to 5,814,096 for the six-month period ended September 30, 2000.

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

     The Company's net income for the three-month period ended September 30, 2001 was approximately $623,183 compared to a net loss of approximately $552,849 for the three-month period ended September 30, 2000. During both three-month periods ended September 30, 2001 and 2000, respectively, the Company recorded no income.

     During the three-month period ended September 30, 2001, the Company recorded operating expenses of approximately $66,649, which were offset by a recognized gain of $689,832, resulting in a recognized income from continuing operations of $623,183. During the three-month period ended September 30, 2000, the Company recorded operating expenses of $552,849 (a decrease of $1,176,032).

     During the three-month period ended September 30, 2001, the Company did not incur any exploration expenses as compared to exploration expenses of $164,102 incurred during the three-month period ended September 30, 2000. The decrease in exploration expenses during the three-month period ended September 30, 2001 was primarily due to the decreased investment by the Company to Tun Resources of its funding commitments due to the extensions obtained as compared to the payments made by the Company during the six-month period ended September 30, 2000 pertaining to the acquisition costs of Tun Resources and related joint venture capital contributions.

     During the three-month period ended September 30, 2001, the Company incurred general and administrative expenses of $66,649, which primarily consisted of $55,273 as office and general expenses. During the three-month period ended September 30, 2000, the Company incurred general and administrative expenses of $552,849, which consisted primarily of $343,987 in office, consulting and general expenses and $27,121 in professional fees. The decrease in administrative expenses during the three-month period ended September 30, 2001 was primarily due to a decrease in overhead, consulting and administration expenses, which related to the decreased scale and scope of overall business activity during such period.

     Although the Company actually incurred $66,649 of general and administrative expenses during the three-month period ended September 30, 2001, such expenses were offset by the recognition of $689,832 resulting from (i) $32,766 in written down directors' fees; and (ii) $657,066 realized as a gain on the settlement of the Lawsuit. During the three-month period ended September 30, 2001, this resulted in a recognized income from continuing operations of $623,183.

     As discussed above, the recognition of net income during the three-month period ended September 30, 2001 as compared to the net loss incurred during the three-month period ended September 30, 2000 is attributable primarily to the (i) realization of a gain on the settlement of the Lawsuit (redeemed shares and cancellation of promissory notes and reversed note interest), and (ii) the decreased exploration expenses and general and administrative expenses incurred during the three-month period ended September 30, 2001. The Company's net income during the three-month period ended September 30, 2001 was approximately $623,183 or $0.043) per common share compared to a net loss of approximately ($552,849) or ($0.086) per common share during the three-month period ended September 30, 2000. The weighted average number of diluted shares outstanding were 14,588,405 for the three-month period ended September 30, 2001 (which have been restated to take into account the reverse stock split of 4 to 1) compared to 6,429,163 for the three-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

For Six-Month Period Ended September 30, 2001

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

     Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 of financing designed to fund various commitments and business operations. From the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully litigate its claims against Tun Resources and Golden Thunder and to obtain advances from certain investors and related parties, as necessary.

     As of September 30, 2001, the Company's current assets were $1,043 and its current liabilities were $450,774. As of September 30, 2001, the current liabilities exceeded current assets by $449,731. As of fiscal year ended December 31, 2000, the Company's current assets were $2,942 and its current liabilities were $783,934. As of December 31, 2000, the current liabilities exceeded current assets by $1,023,597.

     The decrease in current liabilities in the nine-month period ended September 30, 2001 from fiscal year ended December 31, 2000 was due primarily to a decrease in notes payable due to settlement of the Lawsuit and a decrease in accrued interest payable. See "Part II. Other Information. Item 1. Legal Proceedings".

     Stockholders' deficit decreased from ($1,023,597) for fiscal year ended December 31, 2000 to ($449,731) for the nine-month period ended September 30, 2001.


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

     On August 2, 2001, Tun Resources and Golden Thunder filed its Statement of Defense in which it alleges that the Company breached the Acquisition Agreement by its failure to provide funding in the amount of $1,180,000 to Tun Resources and that such failure to provide the required funding adversely affected the value of assets to be purchased by the Company.

     As of the date of this Quarterly Report, management intends to aggressively pursue all such legal actions and review further legal remedies against Golden Thunder and Tun Resources.

Vega Property Litigation and Settlement

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to IGCO and Geneva; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction;
(vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action (collectively, the "Lawsuit").

     On October 8, 1999, Geneva and INGC, on behalf of IGCO, amended its complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of IGCO, were based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     On or about November 17, 1999, AuRIC, Dames & Moore, Richard Daniele and Ahmet Altinay filed separate answers to the amended complaint, along with counterclaims and a third party complaint against Geneva, INCG, IGCO and Brent Pierce for breach of contract against Geneva, breach of contract against INCG and others, defamation against IGCO, INCG, Geneva and others, injunctions against IGCO, INCG, Geneva and others, amongst other claims. In their defamation claim against IGCO, the plaintiffs sought damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with the cause of action for preliminary and permanent injunctions against IGCO, AuRIC and Ahmet Altinay sought attorney's fees and costs.

     On approximately June 14, 2000, Dames & Moore filed an action against IGCO, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore sought foreclosure of a lien against IGCO and/or INGC which purportedly arose in favor of Dames & Moore. INGC dropped the bulk of its mining claims, except for a small group related to this litigation, as IGCO and INGC believed that the mining claims contain no commercial quantifies of gold and silver. Dames & Moore sought to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also sought its fees and costs incurred in enforcing its claimed lien. IGCO and INGC filed an answer on or about August 8, 2000.

     On June 21, 2000, Geneva and INGC, on behalf of IGCO, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva against the defendants. The proprietary technology formed the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC, on behalf of IGCO, alleged that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court to grant its Motion to Compel. The Order required that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, obtained an expert opinion as to the absence of validity and ineffectiveness of the proprietary technology.

     On November 10, 2000, Geneva and INGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial. At a scheduling conference held on July 31, 2001, the court set trial for a period of fifteen days commencing October 16, 2001. The court date was subsequently changed to October 26, 2001 pursuant to mutual consent of the parties in an attempt to mediate the dispute. Such mediation was unsuccessful.

     Agreements Relating to Litigation

     The Company and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva.

     On June 22, 2001, IGCO, INGC, Geneva, Brent Pierce, MBM Consultants, Inc. and Michael B. Mehrtens entered into a settlement agreement (the "Mehrtens Settlement Agreement"). Pursuant to the terms of the Mehrtens Settlement Agreement, the parties agreed to treat the contents of the Mehrtens Settlement Agreement as strictly confidential and to not disclose such terms and provisions.

     As IGCO has not generated revenues and has no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, on June 28, 2001, Geneva, IGCO, INGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement"). Pursuant to the terms of the Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, IGCO and INGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion to (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a shareholder of IGCO and as of the date of this Quarterly Report, holds an approximate 17.12% equity interest in IGCO.

     On September 21, 2001, Geneva, IGCO, INGC and others entered into a settlement agreement with AuRIC and Ahmet Altinay (the "AuRIC Settlement Agreement"). Pursuant to the terms of the AuRIC Settlement Agreement, the parties agreed that: (i) significant additional expense and time would be incurred to proceed with and resolve the Lawsuit and therefore desired to settle the Lawsuit; (ii) AuRIC would pay $10,000; (iii) AuRIC would return three promissory notes in the principal amounts of $250,000 marked cancelled payable to AuRIC by the Company, Goldstate Corporation and IGCO, respectively; (iii) AuRIC would return all stock certificates received from the Company, Goldstate Corporation and IGCO, respectively; (iv) the parties would execute and jointly file a motion to dismiss the parties' respective claims and counterclaims in the Lawsuit; (v) the parties would release one another from any and all claims and liabilities, whether known or unknown, arising from or based upon the Lawsuit; and (vi) the Agreement for Services, the License Agreement and the related Sub-License Agreement would be deemed null, void and without further force or effect.

     On September 25, 2001, Geneva, IGCO, INGC, and others entered into a settlement agreement and release with Dames & Moore, et. al. (the "Dames & Moore Settlement Agreement"). Pursuant to the terms of the Dames & Moore Settlement Agreement, the parties agreed that: (i) solely to save the burden, cost and expense of continued litigation, the Lawsuit and the Idaho Lawsuit would be settled without any admission of liability by any party; (ii) the parties would execute and jointly file a motion to dismiss the parties' respective claims and counterclaims in the Lawsuit and the Idaho Lawsuit with prejudice; (iii) the parties would release one another from any and all claims and liabilities, whether known or unknown, arising from or based upon the Lawsuit and the Idaho Lawsuit, including those arising from or related to the Blackhawk projects, mining claims and property; (iv) each party would bear its own respective attorneys' fees and costs incurred in connection with the Lawsuit, the Idaho Lawsuit and the Dames & Moore Settlement Agreement; and (v) Dames & Moore would pay $798,000.

     Results of Settlement

     Pursuant to the Assignment Agreement, the Company transferred and conveyed to Geneva the potential claims and causes of action that the Company may had under the Sub-License Agreement with Geneva. The amount of damages to be recovered by Geneva and INGC pursuant to the Dames & Moore Settlement Agreement and the AuRIC Settlement Agreement were primarily used for payment of attorneys fees, expert witness fees, and associated costs of litigation. The Company, therefore, was not in a position to retain any portion of the cash settlement damages.

     IGCO and INGC had paid an aggregate of $938,805 in cash to AuRIC and Dames & Moore for services before the litigation commenced. IGCO and INGC also owed $219,469 to Dames & Moore for disputed but unpaid services. Prior to the litigation, (i) AuRIC received 1,000,000 shares of Common Stock from the Company and a promissory note in the principal amount of $250,000, and (ii) Geneva received 500,000 shares of Common Stock from the Company, a promissory note in the principal amount of $250,000 and a promissory note in the principal amount of $100,000.

     As of the date of this Quarterly Report, the Company has received: (i) the share certificate issued to AuRIC representing 1,000,000 shares of Common Stock, which has been returned to the Company for cancellation; (ii) the share certificate issued to Geneva representing 500,000 shares of Common Stock, which has been returned to the Company for cancellation; (iii) the promissory note in the principal amount of $250,000 payable by the Company to AuRIC, which has been cancelled; (iv) the promissory note in the principal amount of $250,000 payable by the Company to Geneva, which has been cancelled; and (v) the promissory note in the principal amount of $100,000 payable by the Company to Geneva, which has been cancelled.

     Geneva, IGCO, INGC and other parties also received an aggregate of $808,000 in settlement proceeds. An aggregate in excess of approximately $2,000,000 was incurred as legal fees and associated direct costs relating to the litigation. Of the $808,000 in settlement proceeds, $345,000 was paid for outstanding amounts due and owing to legal counsel relating to the litigation, $10,000 was paid to GDSA, and the remaining $453,000 was paid to Tristar to provide a partial recovery in excess of $900,000 paid by Tristar pursuant to the provisions of the Funds Sharing Agreement.

     At the time the respective settlement agreements were entered into, after incurring in excess of $2,000,000 in legal fees and associated direct costs relating to the litigation, management of IGCO estimated that future litigation costs to continue through the trial stage could have reached an additional $1,000,000, with no guarantee of either outcome or award. Management of IGCO further believed that if the litigation proceeded to trial, any positive future monetary award in favor of IGCO and INGC could have been subjected to a lengthy appeals process and further legal costs. While Dames & Moore, currently a subsidiary of URS Corporation, has approximately $2 billion in annual revenues representing a formidable resource for future legal expenses, IGCO has not generated revenues and has no liquid assets to commit to such significant estimated future expenses associated with ongoing litigation. Management of IGCO believes, therefore, that settlement of the litigation and execution of the respective settlement agreements was in the best interests of IGCO, the Company and respective shareholders.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In conjunction with the Dames & Moore Settlement Agreement, certain stock certificates evidencing an aggregate of 1,500,000 shares of Common Stock were returned to the Company for cancellation. Future aggregate issued and outstanding shares of Common Stock will be reduced by 375,000 (taking into effect the reverse stock split of 4 for 1 shares on February 13, 2001) when the stock certificates are cancelled and the shares returned to treasury. As of the date of this Quarterly Report, there are 14,588,405 shares of Common Stock issued and outstanding.

     The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class    Name and Address of        Amount and Nature     Percent of
                   Beneficial Owner              of Class             Class
--------------------------------------------------------------------------------

Common Stock      Alexander W. Cox               7,323,300            51.5%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6

Common Stock      Newport Capital Corp.          1,308,006             9.2%
                  P.O. Box W-960
                  St. Johns, Antigua

Common Stock      Pacific Rim Financial, Inc.    1,195,800             8.4%
                  60 Market Square
                  P.O. Box 364
                  Belize City, Belize

Common Stock      Calista Capital Corp.          1,316,950             9.3%
                  P.O. Box W-961
                  St. Johns, Antigua

Common Stock      All officers and directors         5,000            .003%
                  as a group (3 persons)
--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5. OTHER INFORMATION

         No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         No report required.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VEGA-ATLANTIC CORPORATION

Dated: November 13, 2001                    By:  /s/  Grant Atkins
                                              ---------------------------------
                                                      Grant Atkins, President


Dated: November 13, 2001                    By:  /s/  Herb Ackerman
                                                 ------------------------------
                                                      Herb Ackerman, Secretary