Form 10QSB/A
period 2001-09-30
VEGA ATLANTIC CORP/CO
filed 2001-12-11
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

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

--------------------------------------------------------------------------------
Title of Class    Name and Address of        Amount and Nature     Percent of
                   Beneficial Owner              of Class             Class
--------------------------------------------------------------------------------

Common Stock      Alexander W. Cox               4,323,300            30.4%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6

Common Stock      Newport Capital Corp.          1,308,006             9.2%
                  P.O. Box W-960
                  St. Johns, Antigua

Common Stock      Pacific Rim Financial, Inc.    1,195,800             8.4%
                  60 Market Square
                  P.O. Box 364
                  Belize City, Belize

Common Stock      Calista Capital Corp.          1,316,950             9.3%
                  P.O. Box W-961
                  St. Johns, Antigua

Common Stock      All officers and directors         5,000            .003%
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

                                            VEGA-ATLANTIC CORPORATION

Dated: December 11, 2001                    By:  /s/  Grant Atkins
                                            ---------------------------------
                                                      Grant Atkins, President


Dated: December 11, 2001                    By:  /s/  Herb Ackerman
                                            ----------------------------------
                                                      Herb Ackerman, Secretary