Form 10QSB
period 2001-12-31
VEGA ATLANTIC CORP/CO
filed 2002-02-14
CIK 1097896

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

         Yes  X    No
            -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of February 14, 2002
-------                                     ------------------------------------

Common Stock, $.00001 par value             15,213,405

Transitional Small Business Disclosure Format (check one)

         Yes       No  X
            -----    -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          2

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                        3

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                        4

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.  OTHER INFORMATION                                                   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                   23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------



                            VEGA-ATLANTIC CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)





CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                      VEGA-ATLANTIC CORPORATION

                                   (AN EXPLORATION STAGE COMPANY)

                                     CONSOLIDATED BALANCE SHEETS

                                                                           December 31,         March 31,
                                                                                   2001              2001
==========================================================================================================
                                                                             (Unaudited)
                                               ASSETS
CURRENT ASSETS
   Cash                                                                      $        972    $      1,442
   Accounts receivable                                                                  -           1,500
----------------------------------------------------------------------------------------------------------

                                                                             $        972    $      2,942
==========================================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $    156,136    $    219,986
   Advances from related parties (Note 7)                                         208,318         145,286
   Notes payable - Technology sublicense (Notes 4 and 6)                                -         600,000
   Directors' fees payable (Note 7)                                                     -          61,267
----------------------------------------------------------------------------------------------------------

                                                                                  364,454       1,026,539
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 20,000,000 shares authorized, nil shares
    issued and outstanding                                                              -               -
   Common stock, $.00001 par value, 100,000,000 shares authorized
      15,213,405 (March 31, 2001 - 14,588,405) shares issued and outstanding          339             344
   Additional paid-in capital                                                   9,367,586       9,217,581
   Deficit accumulated during the exploration stage                            (9,731,407)    (10,241,522)
----------------------------------------------------------------------------------------------------------

   Total stockholders' equity (deficit)                                          (363,482)     (1,023,597)
----------------------------------------------------------------------------------------------------------

                                                                             $        972    $      2,942
==========================================================================================================


CONTINGENCIES (Note 1)

                    The accompanying notes are an integral part of these interim consolidated financial statements


                                           VEGA-ATLANTIC CORPORATION
                                        (AN EXPLORATION STAGE COMPANY)
                                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                                             Three        Three         Nine         Nine    December 3,
                                                            months        months      months       months           1997
                                                             ended         ended       ended        ended    (inception)
                                                          December      December    December     December    to December
                                                          31, 2001      31, 2000    31, 2001     31, 2000       31, 2001
=========================================================================================================================
EXPLORATION EXPENSES
  Joint venture acquisition costs                     $         -   $    13,050    $        -  $ 1,105,787  $  1,278,439
  Claims staking and exploration                                -             -             -            -       112,384
  Research and development                                      -             -             -            -       783,182
-------------------------------------------------------------------------------------------------------------------------

  Total exploration expenses                                    -        13,050             -    1,105,787     2,174,005
-------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting fees                                               -             -             -       36,675       132,751
  Directors' fees (Note 7)                               (33,000)         3,000       (61,266)       9,000             -
  Office and general                                       77,962       244,236       194,264      845,118     3,427,090
  Interest expense                                          5,375         9,130        21,131       31,931       217,683
  Professional fees                                        13,413        45,969        42,821      134,190       282,469
  Stock-based compensation                                      -             -             -      262,247       262,247
  Gain on sale of joint venture interest                        -                     (50,000)           -       (69,318)
  Gain on settlement of lawsuit (Notes 4 and 6)                 -             -      (657,066)           -      (657,066)
  Loss on settlement of convertible promissory notes            -     1,754,917             -    1,754,917     1,754,917
-------------------------------------------------------------------------------------------------------------------------

  Total general and administrative expenses                63,750     2,057,252      (510,116)   3,074,078     5,350,773
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                             (63,750)   (2,070,302)      510,116   (4,179,865)   (7,524,778)

DISCONTINUED OPERATIONS
  Loss from discontinued operations of
      Century Manufacturing, Inc.                               -             -             -            -    (2,206,629)
-------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                      $   (63,750)  $(2,070,302)   $  510,116  $(4,179,865) $ (9,731,407)
=========================================================================================================================


BASIC INCOME (LOSS) PER SHARE                         $    (0.004)  $    (0.298)   $    0.035  $    (0.674)
===========================================================================================================

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                         14,861,503      6,958,322   14,679,768    6,202,836
===========================================================================================================

                               The accompanying notes are an integral part of these interim consolidated financial statements

                                      VEGA-ATLANTIC CORPORATION
                                   (AN EXPLORATION STAGE COMPANY)
                            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                              December 3,
                                                                 Nine months   Nine months            1997
                                                                       ended         ended  (inception) to
                                                                December 31,  December 31,    December 31,
                                                                       2001          2000             2001
==========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                              $   510,116    $(4,179,865)   $(9,731,407)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
  - non-cash loss on sale of subsidiary                                   -              -      1,687,000
  - non-cash gain on sale of joint venture                                -              -        (19,318)
  - non-cash research and development expense                             -              -        783,182
  - non-cash interest recognized through discount adjustment              -              -         31,818
  - common stock issued in settlement of debt                             -              -         84,992
  - impairment of interest in mineral properties                          -        821,044      1,303,611
  - stock-based compensation                                              -        262,247        262,247
  - loss on settlement of convertible promissory notes                    -      1,754,917      1,754,917
  - gain on settlement of lawsuit                                  (657,066)             -       (657,066)
  - net changes in working capital items                            148,363          4,830        560,518
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                                  1,413     (1,336,827)    (3,939,506)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (repayments to) related parties - net                (1,883)        44,661      1,207,023
  Interest paid                                                           -         (1,433)        (1,433)
  Convertible notes                                                       -         99,500         99,500
  Sale of common stock                                                    -        970,000      3,357,000
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                 (1,883)     1,112,728      4,662,090
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition and exploration                            -              -       (622,567)
  Purchase of subsidiaries, net of cash acquired                          -            955        (99,045)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                      -            955       (721,612)
----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                            (470)      (223,144)           972

CASH, BEGINNING OF PERIOD                                             1,442        240,328              -
----------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                             $       972    $    17,184    $       972
==========================================================================================================

OTHER NON-CASH TRANSACTIONS:
1. In connection with the settlement of the lawsuit described in Note 6, during the nine month period ended December 31, 2001, the Company wrote off its notes payable and accrued interest resulting in a gain of $657,066.
2. The Company issued 1,000,000 shares in settlement of debt of $150,000.

                    The accompanying notes are an integral part of these interim consolidated financial statements

                           VEGA-ATLANTIC CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1:  NATURE AND CONTINUANCE OF OPERATIONS

The Company is an exploration stage company and to date has not commenced any commercial operations or generated any revenues. Due to the inability to raise sufficient capital, the Company has either sold or disposed of its interests in mineral properties with the exception of those interests which are subject to a legal dispute. Refer to Note 3.

At December 31, 2001, the Company had a working capital deficiency of $363,482 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements for the period ended December 31, 2001 include the accounts of the Company and its 100% owned subsidiary, Polar Explorations Ltd. incorporated in Belize to act as the joint venture partner in future mineral property acquisitions. This subsidiary has had no operations to date.

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

INTEREST IN MINERAL PROPERTIES
The Company expenses all mineral property acquisition costs, capital contributions and exploration costs until such time as proven economically recoverable reserves are established.

VEGA-ATLANTIC CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

NET LOSS PER COMMON SHARE
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities outstanding, the accompanying presentation is only of basic loss per share.

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

VEGA-ATLANTIC CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 3:  INTEREST IN MINERAL PROPERTIES (CON'T)

On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in Tun Resources Inc. The 80% interest in Tun Resources was purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 (subsequently extended to February 15, 2001, and further extended to the date of the vendor's next annual shareholder meeting) and the issuance of 400,000 restricted shares in the capital of the Company valued at $672,000. At the date of acquisition, Tun Resources had a stockholders' deficit of $149,044. The Company accounted for its acquisition of Tun Resources using the purchase method and allocated the stockholder's deficit of Tun Resources as well as the $672,000 cost of acquisition to the carrying value of the underlying joint venture interests to which a full impairment provision was recorded.

On December 12, 2000, as amended on February 9, 2001, the Company provided an offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 shares owned by Golden Thunder in consideration for $113,750. The Company also issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder Resources, Inc. have voted to accept or reject the amended offer dated February 9, 2001. The amended offer has not been presented to the shareholders of Golden Thunder or the CDNX for approval. Consequently, the Company has initiated legal proceedings against Golden Thunder and Tun Resources for breaches of the Acquisition Agreement and other causes of action, and seeks damages of in excess of $800,000. Golden Thunder and Tun Resources have filed a statement of defense alleging that the Company breached the acquisition agreement. Accordingly, for accounting purposes effective March 31, 2001 the Company ceased consolidating the assets, liabilities and operations of Tun Resources in its financial statements.

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

Subject to the completion of its due diligence, the Company committed to spend $8,000,000 to increase production, expand reserves and improve overall silver recovery in return for an 85% interest in the silver mine and deposit areas. The Board of Directors of the Company determined that the Company was unable to meets it's funding obligations and consequently by agreement dated May 11, 2001, sold 100% of its interest in Alaskan and forfeited all of the rights and obligations under the JV Contract in consideration of $50,000, resulting in a gain of $50,000.


NOTE 4:  NOTES PAYABLE

Pursuant to a Technology Sub-license agreement with Geneva Resources, Inc. ("Geneva"), the Company issued promissory notes to both Geneva and AuRIC Metallurgical Laboratories LLC ("AuRIC") in the amount of $250,000 to each company. These were 3% interest bearing notes and were payable upon the transfer of the technology. Pursuant to the agreement, the Company had issued a convertible promissory note to Geneva in the amount of $100,000 that was convertible to 125,000 restricted common shares upon demand, and bore interest at the rate of 8% per annum and issued 250,000 restricted common shares to AuRIC. These promissory notes were due and payable upon the transfer of the technology. Upon the settlement of the lawsuit described in Note 6, the promissory notes to AuRIC and Geneva totaling $600,000 were cancelled during the quarter as well as $57,066 in accrued interest resulting in a gain of $657,066 from the write-off of these debts.

VEGA-ATLANTIC CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 5:  EMPLOYEE STOCK OPTION PLAN

On May 1, 2000, the shareholders of the Company as represented by 51% of the issued and outstanding common shares of the Corporation voted to approve the creation of an employee stock option plan. The plan extends for a 10-year term and consists of 500,000 share options priced at $1.00 per share.

All options granted expire on April 30, 2010. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the plan will not be in lieu of salary of other compensation for services.

As of December 31, 2001, 487,500 share options with an exercise price of $1.00 per share of common stock are outstanding and during the period, no options had been exercised or forfeited, and no options had expired.

NOTE 6:  SETTLEMENT OF LAWSUIT

On September 27, 1999, Intergold Corporation ("IGCO"), its wholly owned subsidiary, International Gold Corporation ("IGC"), and Geneva initiated a legal complaint against AuRIC, Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva were to be determined in court.

The damages incurred stemmed from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. IGCO/IGC/Geneva also alleged there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. This legal proceeding affected the timing of alleged technology to be transferred from Geneva to the Company that was scheduled initially before the end of 2000.

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

During the period ended September 30, 2001 a settlement was reached and the parties agreed to have the lawsuit dismissed. As part of the settlement, the promissory notes totaling $600,000 to AuRIC and Geneva were cancelled, and 250,000 post consolidation shares issued to AuRIC and 125,000 post consolidation shares issued to Geneva were returned the Company for subsequent cancellation. All cash recovered through the settlement was paid to Tristar Financial Services, Inc. as partial repayment for legal fees and direct litigation costs it had incurred on behalf of the plaintiffs according to the terms of a law suit funding agreement between the plaintiffs and Tristar Financial Services, Inc. As total litigation costs incurred by Tristar Financial Services, Inc. exceeded the cash recovered through the settlement, there was no surplus available for application to the losses incurred by the Company with respect to the litigation. The plaintiff's settlement included $808,000 in cash, of which $345,000 was paid to outstanding legal costs, $10,000 was paid to Goldstate Corporation, and $453,000 was paid to Tristar Financial Services, Inc. Cash paid to Tristar Financial Services, Inc. was less than costs incurred by Tristar Financial Services, Inc. under the law suit funding agreement between the plaintiffs and Tristar Financial Services, Inc.

NOTE 7: RELATED PARTY TRANSACTIONS

During the period ended December 31, 2001 $9,000 in directors fees were accrued and $70,266 of previously accrued fees were written off to current and former directors. At December 31, 2001, there are no directors fees owing.

VEGA-ATLANTIC CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
--------------------------------------------------------------------------------
(Unaudited)


During the period ended December 31, 2001 the Company incurred managerial, administrative and investor relation services of $194,650 to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999. At December 31, 2001 the Company had made net cash repayments of $5,333 to ICI, issued 1,000,000 common shares for $150,000 in debt, and at December 31, 2001 $164,103 plus $18,034 accrued interest is owing to ICI.

In addition, at December 31, 2001 $23,500 plus $2,681accrued interest is owing to certain shareholders for cash advances. These are unsecured and without any terms of repayment.


NOTE 8:  COMMON STOCK

On October 31, 2001 the Company cancelled 250,000 post consolidation shares in the name of AuRIC Metallurgical Laboratories and 125,000 post consolidation shares in the name of Geneva Resources Inc. See Note 6.

On November 13, 2001 the Company converted $150,000 of debt owing to Investors Communications for 1,000,000 common shares of the Company's stock at $0.15 per share.

The weighted average number of shares outstanding for the periods ended in 2000 has been restated to reflect the 4:1 share consolidation on December 22, 2000.


NOTE 9: INCOME TAXES

The Company has recorded no tax provision for the period ended December 31, 2001 as it has sufficient loss carryforwards available to offset the income in the period. Also, due to the uncertainty of realization the Company has provided a full valuation allowance against the deferred tax assets resulting from its additional unutilized loss carryforwards.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Vega-Atlantic Corporation, a Colorado corporation (the "Company"), which currently trades on the OTC Bulletin Board under the symbol "VATL", and the Frankfurt Stock Exchange under the symbol "VGA" (WKN: 936303). The Company is primarily engaged in the business of minerals and oil and gas exploration, acquisition, and development.

CURRENT BUSINESS OPERATIONS

Tun Resources, Ltd.

         On May 2, 2000, the Company entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement and extensions thereto, the Company agreed to (i) provide a total of $1,180,000 by February 15, 2001 to fund current Tun Resources joint venture projects, (ii) issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and an option to purchase the remaining twenty percent (20%), and (iii) be solely responsible for the future funding of Tun Resources and its joint ventures.

         As of the date of this Quarterly Report, the Company has issued 1,600,000 shares of its restricted common stock to Golden Thunder (400,000 shares after the reverse stock split) and has provided approximately $604,500 of funds to Tun Resources. During the past fiscal year, the Company has been unable to timely provide the required aggregate amount of $1,180,000 by February 15, 2001.

         On December 12, 2000 and as amended February 9, 2001, the Company provided a letter of offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 (post-split) shares of common stock from Golden Thunder (the "Letter Offer"). The Company obtained verbal agreement from three of the four board members of Golden Thunder that the Letter Offer would be provided to the shareholders of Golden Thunder at their next annual meeting and to the CDNX (Canadian Stock Exchange) for approval. On February 9, 2001, the Company issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder voted to accept or reject the Letter Offer.

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

         As previously reported, Tun Resources is the major stakeholder in one gold exploration and development Sino Foreign joint venture in the Yunnan Province of China named the Yuntong Sino Foreign Joint Venture

The Ailaoshan/Xiaoshuijing Gold Project

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

The Vega Property and Settlement of Litigation

         As previously disclosed, on September 27, 1999, Geneva Resources, Inc. ("Geneva") and International Gold Corporation, a subsidiary of Intergold Corporation ("INGC"), on behalf of Intergold Corporation ("IGCO"), initiated legal proceedings against AuRIC Metallurgical Laboratories Inc. ("AuRIC") for multiple breaches of contract stemming from an Agreement for Services and a License Agreement and against Dames & Moore in a declaratory relief cause of action (the "Lawsuit").

         The Company suspended exploration of the Vega Property due to (i) independent assessment information which did not support the claims of AuRIC and Dames & Moore; (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement; and
(iii) the pending Lawsuit and further claims of action against AuRIC and Dames & Moore. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Vega Property claims to be nil.

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

RESULTS OF OPERATION

Nine-Month Period Ended December 31, 2001 Compared to Nine-Month Period Ended December 31, 2000

         The Company's net income for the nine-month period ended December 31, 2001 was approximately $510,116 compared to a net loss of approximately $4,179,865 for the nine-month period ended December 31, 2000 resulting from the gain on the settlement of the lawsuit. See "Part II. Other Information. Item 1. Legal Proceedings".

         During the nine-month period ended December 31, 2001, the Company recorded operating expenses of approximately $258,216, which were offset by recognized gains totaling $768,332, resulting in a recognized income from continuing operations of $510,116. During the nine-month period ended December 31, 2000, the Company recorded operating expenses of $4,179,865 (a decrease of $3,669,749).

         During the nine-month period ended December 31, 2001, the Company did not incur any exploration expenses as compared to exploration expenses of $1,105,787 incurred during the nine-month period ended December 31, 2000. The decrease in exploration expenses during the nine-month period ended December 31, 2001 was primarily due to decreased investment relating to its Chinese joint venture projects as compared to the payments made by the Company during the nine-month period ended December 31, 2000 pertaining to the acquisition costs of Tun Resources and related joint venture capital contributions.

         During the nine-month period ended December 31, 2001, the Company incurred general and administrative expenses of $258,216, which primarily consisted of $194,264 as office and general expenses. During the nine-month period ended December 31, 2000, the Company incurred general and administrative expenses of $3,074,078, which consisted primarily of $1,754,917 in loss on settlement of convertible promissory notes, $845,118 in office and general expenses and $262,247 in stock-based compensation. The decrease in administrative expenses during the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000 was primarily due to a decrease in overhead and administration expenses, which related to the scale and scope of overall business activity during such period, and the recording of the loss on settlement of convertible promissory notes during the nine-month period ended December 31, 2000. Administrative expenses generally include corporate overhead, financial and administrative contracted services, consulting costs and professional fees.

         Although the Company actually incurred $258,216 of general and administrative expenses during the nine-month period ended December 31, 2001, such expenses were offset by the recognition of $768,332 resulting from (i) $61,266 decreased directors' fee liability; (ii) $50,000 realized as gain on the sale of Alaskan Explorations Corp. and related Lemachang silver deposit Sino-Foreign joint venture interest; and (iii) $657,066 realized as a gain on the settlement of the Lawsuit. During the nine-month period ended December 31, 2001, these resulted in a recognized income from continuing operations of $510,116.

         Of the $258,216 incurred as general and administrative expenses, the Company incurred approximately $194,650 to Investor Communications International, Inc. ("ICI") for amounts due and owing for managerial, administrative and financial services rendered and/or advances made by ICI. During the nine-month period ended December 31, 2001, the Company had made net cash repayments of $5,333 to ICI and issued 1,000,000 shares of restricted common stock for partial settlement of an aggregate principal of $164,103 plus $18,034 in accrued interest due and owing ICI. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds".

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

         As the Company has not and currently is not in the operational stage of generating revenues, the services provided by ICI decreased during the six-month period ended December 31, 2001 as compared to the same period during 2000. As of the date of this Quarterly Report, such services provided by ICI include not only those services listed above related to exploration, administration, public company operations and maintenance of the Company, but also involve the negotiation of the Letter Offer and addendums thereto relating to Tun Resources and the negotiation and due diligence of the Letter Agreement relating to the Ailaoshan joint venture and other joint venture projects that the Company has divested. Moreover, with commencement of the legal proceedings against Tun Resources and Golden Thunder, and the ongoing and ultimate finalization of the legal proceedings involving INGC/Geneva and AuRIC/Dames & Moore, ICI is continuously sourcing, identifying, investigating and negotiating new business opportunities to present to the board of directors of the Company. Other services provided by ICI include securing of short-term advance financing and sourcing of private placement funding.

         As discussed above, the recognition of net income during the nine-month period ended December 31, 2001 as compared to the net loss incurred during the nine-month period ended December 31, 2000 is attributable primarily to the (i) realization of a gain on the settlement of the Lawsuit, and (ii) the decreased exploration expenses and general and administrative expenses incurred during the nine-month period ended December 31, 2001. The Company's net income during the nine-month period ended December 31, 2001 was approximately $510,116 or $0.035) per common share compared to a net loss of approximately ($4,179,865) or ($0.674) per common share during the nine-month period ended December 31, 2000. The weighted average number of diluted shares outstanding were 14,679,768 for the nine-month period ended December 31, 2001 (which have been restated to take into account the reverse stock split of 4 to 1) compared to 6,202,836 for the nine-month period ended December 31, 2000.

Three-Month Period Ended December 31, 2001 Compared to Three-Month Period Ended December 31, 2000

         The Company's net loss for the three-month period ended December 31, 2001 was approximately $63,750 compared to a net loss of approximately $2,070,302 for the three-month period ended December 31, 2000. During both three-month periods ended December 31, 2001 and 2000, respectively, the Company recorded no income.

         During the three-month period ended December 31, 2001, the Company recorded operating expenses of approximately $63,750. During the three-month period ended December 31, 2000, the Company recorded operating expenses of $2,070,302 (a decrease of $2,006,552).

         During the three-month period ended December 31, 2001, the Company did not incur any exploration expenses as compared to exploration expenses of $13,050 incurred during the three-month period ended December 31, 2000. The decrease in exploration expenses during the three-month period ended December 31, 2001 was primarily due to the decreased investment by the Company to Tun Resources of its funding commitments due to the extensions obtained as compared to the payments made by the Company during the three-month period ended December 31, 2000 pertaining to the acquisition costs of Tun Resources and related joint venture capital contributions.

         During the three-month period ended December 31, 2001, the Company actually incurred general and administrative expenses of $96,750, which primarily consisted of $77,962 as office and general expenses. During the three-month period ended December 31, 2000, the Company incurred general and administrative expenses of $2,057,252, which consisted primarily of $1,754,917 in loss on settlement of convertible promissory notes, $244,236 in office, consulting and general expenses and $45,969 in professional fees. The decrease in administrative expenses during the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000 was primarily due to a decrease in overhead, consulting and administration expenses, which related to the decreased scale and scope of overall business activity during such period, and the recording of the loss on settlement of convertible promissory notes during the three-month period ended December 31, 2000.

         Although the Company actually incurred $96,750 of general and administrative expenses during the three-month period ended December 31, 2001, such expenses were offset by the recognition of $33,000 resulting from a write-down in directors' fees. During the three-month period ended December 31, 2001, this resulted in a loss from continuing operations of $63,750.

         As discussed above, the decrease in net loss during the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000 is attributable primarily to the decreased general and administrative expenses incurred during the three-month period ended December 31, 2001. The Company's net loss during the three-month period ended December 31, 2001 was approximately $63,750 or ($0.004) per common share compared to a net loss of approximately ($2,070,302) or ($0.298) per common share during the three-month period ended December 31, 2000. The weighted average number of diluted shares outstanding were 14,861,503 for the three-month period ended December 31, 2001 (which have been restated to take into account the reverse stock split of 4 to 1) compared to 6,958,322 for the three-month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

For Nine-Month Period Ended December 31, 2001

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

         As of December 31, 2001, the Company's current assets were $972 and its current liabilities were $364,454. As of December 31, 2001, the current liabilities exceeded current assets by $363,482. As of fiscal year ended March 31, 2001, the Company's current assets were $2,942 and its current liabilities were $1,026,539. As of March 31, 2001, the current liabilities exceeded current assets by $1,023,597.

         The decrease in current liabilities in the nine-month period ended December 31, 2001 from fiscal year ended March 31, 2001 was due primarily to a decrease in notes payable due to settlement of the Lawsuit and a decrease in directors' fees payable. See "Part II. Other Information. Item 1. Legal Proceedings".

         Stockholders' deficit decreased from ($1,023,597) for fiscal year ended March 31, 2001 to ($363,482) for the nine-month period ended December 31, 2001.

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

         IGCO and INGC had paid an aggregate of $938,805 in cash to AuRIC and Dames & Moore for services before the litigation commenced. IGCO and INGC also owed $219,469 to Dames & Moore for disputed but unpaid services. Prior to the litigation, (i) AuRIC received 1,000,000 pre-consolidation shares of Common Stock from the Company and a promissory note in the principal amount of $250,000, and (ii) Geneva received 500,000 pre-consolidation shares of Common Stock from the Company, a promissory note in the principal amount of $250,000 and a promissory note in the principal amount of $100,000.

         As of the date of this Quarterly Report, the Company has received: (i) the share certificate issued to AuRIC representing 1,000,000 shares of Common Stock, which has been returned to the Company and cancelled; (ii) the share certificate issued to Geneva representing 500,000 shares of Common Stock, which has been returned to the Company and cancelled; (iii) the promissory note in the principal amount of $250,000 payable by the Company to AuRIC, which has been cancelled; (iv) the promissory note in the principal amount of $250,000 payable by the Company to Geneva, which has been cancelled; and (v) the promissory note in the principal amount of $100,000 payable by the Company to Geneva, which has been cancelled.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In conjunction with the Dames & Moore Settlement Agreement, certain stock certificates evidencing an aggregate of 1,500,000 pre-consolidation shares of Common Stock were returned to the Company and cancelled. Aggregate issued and outstanding shares of Common Stock were reduced by 375,000 (taking into effect the reverse stock split of 4 for 1 shares on February 13, 2001) when the stock certificates were cancelled and the shares returned to treasury.

         On December 27, 2001, the board of directors of the Company approved and authorized the execution of a settlement agreement between the Company and ICI (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the Company issued 1,000,000 shares of its Common Stock at approximately $0.15 per share for an aggregate consideration of $150,000 as payment and partial settlement of an aggregate principal of $164,103 plus $18,034 in accrued interest due and owing ICI.

         As of the date of this Quarterly Report, there are 15,213,405 shares of Common Stock issued and outstanding. The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class    Name and Address of        Amount and Nature     Percent of
                   Beneficial Owner              of Class             Class
--------------------------------------------------------------------------------

Common Stock      Alexander W. Cox               4,323,300            28.42%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6

Common Stock      Newport Capital Corp.            934,975             6.16%
                  P.O. Box W-960
                  St. Johns, Antigua

Common Stock      Pacific Rim Financial, Inc.    1,133,300             7.45%
                  60 Market Square
                  P.O. Box 364
                  Belize City, Belize

Common Stock      Calista Capital Corp.            916,700             6.03%
                  P.O. Box W-961
                  St. Johns, Antigua

Common Stock      Investor Communications        1,375,000             9.04%
                  International, Inc.
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98230

Common Stock      All officers and directors         5,000            .003%
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

                                            VEGA-ATLANTIC CORPORATION

Dated: February 14, 2002                     By:  /s/  Grant Atkins
                                            ---------------------------------
                                             Grant Atkins, President


Dated: February 14, 2002                    By:  /s/  Herb Ackerman
                                            ----------------------------------
                                             Herb Ackerman, Secretary