Form 10KSB
period 2002-03-31
VEGA ATLANTIC CORP/CO
filed 2002-07-01
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2002

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

                       435 Martin Street, Suite 2000
                         Blaine, Washington 98230
                    (Address of Principal Executive Offices)

                                 (360) 332-7734
                           (Issuer's telephone number)

                       4600 South Ulster Street, Suite 240
                             Denver, Colorado 80237
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending March 31, 2002): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2002: $3,208,138.55.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of June 24, 2002

Common Stock, $.00001 par value            15,213,405

                                                                            Page
PART I

ITEM 1. DESCRIPTION OF BUSINESS                                                3

ITEM 2. PROPERTIES                                                             5

ITEM 3. LEGAL PROCEEDINGS                                                      5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    9

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                      9
           STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                     10
           CONDITION AND RESULTS OF OPERATIONS

ITEM 7. FINANCIAL STATEMENTS                                                  15

        CONSOLIDATED BALANCE SHEET                                           F-2

        CONSOLIDATED STATEMENTS OF OPERATIONS AND                            F-3
           COMPREHENSIVE LOSS

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY             F-4 - F-6

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF                      16
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND                          17
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION                                                18

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                       20
           AND MANAGEMENT

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        21

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K                                      21

SIGNATURES                                                                    21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Vega-Atlantic Corporation, a Colorado corporation, which currently trades on the OTC Bulletin Board under the symbol "VATL" and the Frankfurt Stock Exchange under the symbol "VGA" (WKN: 936302), is referred to in this Form 10-KSB as "VATL". VATL is primarily engaged in the business of minerals and oil and gas exploration, acquisition and development within the United States and worldwide.

CURRENT BUSINESS OPERATIONS

Tun Resources, Ltd.

     On May 2, 2000, VATL entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement and extensions thereto, VATL agreed to
(i) provide a total of $1,180,000 by February 15, 2001 to fund current Tun Resources joint venture projects; (ii) issue 1,600,000 shares of its restricted common stock to Golden Thunder in exchange for the approximate eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources and an option to purchase the remaining twenty percent (20%); and (iii) be solely responsible for the future funding of Tun Resources and its joint ventures.

     As of the date of this Annual Report, VATL has issued 1,600,000 shares of its restricted common stock to Golden Thunder (400,000 shares after the reverse stock split) and has provided approximately $604,500 of funds to Tun Resources. During the prior fiscal year, VATL was unable to timely provide the required aggregate amount of $1,180,000 by February 15, 2001.

     On December 12, 2000 and as amended February 9, 2001, VATL provided a letter of offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the VATL 400,000 (post-split) shares of common stock from Golden Thunder (the "Letter Offer"). VATL obtained verbal agreement from three of the four board members of Golden Thunder that the Letter Offer would be provided to the shareholders of Golden Thunder at their next annual meeting and to the CDNX (Canadian Stock Exchange) for approval. On February 9, 2001, VATL issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder voted to accept or reject the Letter Offer.

     As of the date of this Annual Report, VATL has received an extension to the funding commitment requirement in the Acquisition Agreement to the date of the next annual meeting of the shareholders of Golden Thunder. As of the date of this Annual Report, the Letter Offer has been presented to the shareholders of Golden Thunder for their approval, such approval was not received.

     On July 8, 2001, VATL filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder Resources Ltd. and Tun Resources Inc. as defendants. VATL alleges in its Statement of Claim that certain representations were made by the defendants to VATL which were untrue and upon which VATL detrimentally relied thus suffering loss and damages, and that amounts provided to Tun Resources by VATL were refundable debt advances until VATL's funding requirement of providing a total of $1,180,000 to Tun Resources was complete. See "Part I. Item 3. Legal Proceedings" for further disclosure. Accordingly, for accounting purposes effective March 31, 2001, VATL ceased consolidating the assets, liabilities and operations of Tun Resources in its financial statements.

     As previously reported, Tun Resources is the major stakeholder in one gold exploration and development Sino Foreign joint venture in the Yunnan Province of China named the Yuntong Sino Foreign Joint Venture.

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

     VATL suspended exploration of the Vega Property due to (i) independent assessment information which did not support the claims of AuRIC and Dames & Moore; (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement; and (iii) the pending Lawsuit and further claims of action against AuRIC and Dames & Moore. Moreover, VATL deemed the probability of commercial grade gold or silver located in the Vega Property claims to be nil.

     On approximately September 25, 2001, Geneva, IGCO, INGC, and others entered into settlement agreements and releases with Dames & Moore, et. al., and AuRIC in which the parties agreed to settle in order to diminish the continuous burden, cost and expense of protracted ongoing litigation. See "Part I. Item 3. Legal Proceedings" for further disclosure.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     Except as described above, VATL does not own any other real estate or other properties. VATL leases office space and its offices are located at 435 Martin Street, Suite 2000, Blaine, Washington 98230.

ITEM 3. LEGAL PROCEEDINGS

TUN RESOURCES LITIGATION

     On July 8, 2001, VATL filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder Resources Ltd. and Tun Resources Inc. as defendants. VATL alleges in its Statement of Claim that certain representations were made by the defendants to VATL as follows: (i) Tun Resources had good and marketable title to its assets; (ii) the consideration paid by VATL was good and valuable consideration for acquisition of the shares in Tun Resources; (iii) the intercorporate loan financing, which was to be provided by financing arranged by private investments and therefore the joint ventures were marketable; and (iv) the control of Tun Resources would be transferred to VATL upon closing of the Acquisition Agreement. VATL alleges in its Statement of Claim that such representations were false and untrue and that the defendants made the representations fraudulently or negligently knowing them to be untrue or recklessly without caring whether they were true or false and that (i) the title Tun Resources had to the assets was not good and marketable and was considerably lower in value than represented to VATL; (ii) the consideration paid by VATL to acquire the shares of Tun Resources was excessive and not good and valuable consideration; (iii) the intercorporate loan could not be raised in the manner agreed upon by VATL and defendants; and (iv) the board of directors of Golden Thunder and Tun Resources refused or neglected to replace the board of directors of Tun Resources with the board of directors of Golden Thunder. VATL further alleges in its Statement of Claim that (i) the defendants made such representations to VATL in order to induce VATL to enter into the Acquisition Agreement; (ii) VATL reasonably relied upon the representations made to it by the Defendants; and (iii) such misrepresentations are breaches of material terms of the Acquisition Agreement and have caused VATL loss and damages. VATL is seeking general and special damages in excess of $800,000.00.

     On August 2, 2001, Tun Resources and Golden Thunder filed its Statement of Defense in which it alleges that VATL breached the Acquisition Agreement by its failure to provide funding in the amount of $1,180,000 to Tun Resources and that such failure to provide the required funding adversely affected the value of assets to be purchased by VATL.

     As of the date of this Annual Report, management intends to aggressively pursue all such legal actions and review further legal remedies against Golden Thunder and Tun Resources.

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

     On September 21, 2001, Geneva, IGCO, INGC and others entered into a settlement agreement with AuRIC and Ahmet Altinay (the "AuRIC Settlement Agreement"). Pursuant to the terms of the AuRIC Settlement Agreement, the parties agreed that: (i) significant additional expense and time would be incurred to proceed with and resolve the Lawsuit and therefore desired to settle the Lawsuit; (ii) AuRIC would pay $10,000; (iii) AuRIC would return three promissory notes in the principal amounts of $250,000 marked cancelled payable to AuRIC by VATL, Goldstate Corporation and IGCO, respectively; (iii) AuRIC would return all stock certificates received from VATL, Goldstate Corporation and IGCO, respectively; (iv) the parties would execute and jointly file a motion to dismiss the parties' respective claims and counterclaims in the Lawsuit; (v) the parties would release one another from any and all claims and liabilities, whether known or unknown, arising from or based upon the Lawsuit; and (vi) the Agreement for Services, the License Agreement and the related Sub-License Agreement would be deemed null, void and without further force or effect.

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

Results of Settlement

     Pursuant to the Assignment Agreement, VATL transferred and conveyed to Geneva the potential claims and causes of action that VATL may have had under the Sub-License Agreement with Geneva. The amount of damages to be recovered by Geneva and INGC pursuant to the Dames & Moore Settlement Agreement and the AuRIC Settlement Agreement were primarily used for payment of attorneys fees, expert witness fees, and associated costs of litigation. VATL, therefore, was not in a position to retain any portion of the cash settlement damages.

     IGCO and INGC had paid an aggregate of $938,805 in cash to AuRIC and Dames & Moore for services before the litigation commenced. IGCO and INGC also owed $219,469 to Dames & Moore for disputed but unpaid services. Prior to the litigation, (i) AuRIC received 1,000,000 pre-consolidation shares of Common Stock from VATL and a promissory note in the principal amount of $250,000, and
(ii) Geneva received 500,000 pre-consolidation shares of Common Stock from VATL, a promissory note in the principal amount of $250,000 and a promissory note in the principal amount of $100,000.

     As of the date of this Annual Report, VATL has received: (i) the share certificate issued to AuRIC representing 1,000,000 shares of Common Stock, which has been returned to VATL and cancelled; (ii) the share certificate issued to Geneva representing 500,000 shares of Common Stock, which has been returned to VATL and cancelled; (iii) the promissory note in the principal amount of $250,000 payable by VATL to AuRIC, which has been cancelled; (iv) the promissory note in the principal amount of $250,000 payable by VATL to Geneva, which has been cancelled; and (v) the promissory note in the principal amount of $100,000 payable by VATL to Geneva, which has been cancelled.

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

     At the time the respective settlement agreements were entered into, after incurring in excess of $2,000,000 in legal fees and associated direct costs relating to the litigation, management of IGCO estimated that future litigation costs to continue through the trial stage could have reached an additional $1,000,000, with no guarantee of either outcome or award. Management of IGCO further believed that if the litigation proceeded to trial, any positive future monetary award in favor of IGCO and INGC could have been subjected to a lengthy appeals process and further legal costs. While Dames & Moore, currently a subsidiary of URS Corporation, has approximately $2 billion in annual revenues representing a formidable resource for future legal expenses, IGCO has not generated revenues and has no liquid assets to commit to such significant estimated future expenses associated with ongoing litigation. Management of IGCO believes, therefore, that settlement of the litigation and execution of the respective settlement agreements was in the best interests of IGCO, VATL and respective shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of VATL' shareholders through the solicitation of proxies or otherwise during fiscal year ended March 31, 2002.


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

                                         FISCAL YEARS ENDED
                          --------------------------------------------------
                            MARCH 31, 2002                MARCH 31, 2001
                          --------------------------------------------------
                          HIGH BID    LOW BID           HIGH BID    LOW BID
                          --------------------------------------------------

First Quarter*             $0.11       $0.05              $0.68      $0.180
Second Quarter             $0.28       $0.035             $0.593     $0.25
Third Quarter              $0.75       $0.15              $0.625     $0.04
Fourth Quarter             $0.87       $0.46              $1.00      $0.09

*Figures represent first quarters ended as of June 30, 2001 and 2000, second quarters ended as of September 30, 2001 and 2000, third quarters ended as of December 31, 2001 and 2000 and fourth quarters ended as of March 31, 2002 and 2001.

HOLDERS

     As of June 24, 2002, VATL had approximately 61 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the board of directors of VATL on its common stock. VATL's losses do not currently indicate the ability to pay any cash dividends, and VATL does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

SHARE ISSUANCES

     In conjunction with the Dames & Moore Settlement Agreement, certain stock certificates evidencing an aggregate of 1,500,000 pre-consolidation shares of Common Stock were returned to VATL and cancelled. Aggregate issued and outstanding shares of Common Stock were reduced by 375,000 (taking into effect the reverse stock split of 4 for 1 shares on February 13, 2001) when the stock certificates were cancelled and the shares returned to treasury.

     On December 27, 2001, VATL and Investor Communications International Inc. ("ICI") entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, VATL issued 1,000,000 shares of its Common Stock at approximately $0.15 per share for an aggregate consideration of $150,000 as payment and partial settlement of an aggregate principal of $164,103 plus $18,034 in accrued interest due and owing ICI. See "Part II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Part II. Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. VATL intends that such forward-looking statements be subject to the safe harbors for such statements. VATL wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of VATL that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, highly speculative nature of mineral and oil and gas acquisition, exploration and development, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. VATL disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

     VATL is a minerals and oil and gas exploration and development company within the United States and internationally. As of the date of this Annual Report, VATL has not generated revenues from operations. During the prior fiscal years, VATL focused primarily on the exploration of the Vega Property and generated no revenues. During those prior fiscal years, VATL relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. As of the date of this Annual Report, intends to continue its search for other business opportunities in any geographical area involving the exploration of minerals and oil and gas or other resource based commodities.

RESULTS OF OPERATION

For Fiscal Year Ended March 31, 2002 compared with Fiscal Year Ended March 31, 2001

     VATL's net income for fiscal year ended March 31, 2002 was approximately $418,824 compared to a net loss of approximately $4,298,771 for fiscal year ended March 31, 2001 resulting from the gain on the settlement of the Lawsuit. See "Part I. Item 3. Legal Proceedings".

     During fiscal year ended March 31, 2002, VATL recorded operating expenses of approximately $354,509, which were offset by recognized gains aggregating $773,333, resulting in a recognized income from continuing operations of $418,824. During fiscal year ended March 31, 2001, VATL recorded operating expenses of $2,543,854 (a decrease of $2,189,345).

     During fiscal year ended March 31, 2002, VATL did not incur any exploration expenses as compared to exploration expenses of $1,085,293 incurred during fiscal year ended March 31, 2001. The decrease in exploration expenses during fiscal year ended March 31, 2002 was primarily due to decreased investment relating to its Chinese joint venture projects as compared to the payments made by VATL during fiscal year ended March 31, 2001 pertaining to the acquisition costs of Tun Resources and related joint venture capital contributions.

     During fiscal year ended March 31, 2002, VATL incurred general and administrative expenses of $354,509, which primarily consisted of $268,830 as office and general expenses, $58,307 as professional fees, and $27,372 as interest expense. During fiscal year ended March 31, 2001, VATL incurred general and administrative expenses of $1,477,379, which consisted primarily of $972,860 as office and general expenses, $262,247 as stock-based compensation, $151,892 as professional fees, $40,705 as interest expense, and $36,675 as consulting fees. The decrease in general and administrative expenses during fiscal year ended March 31, 2002 compared to fiscal year ended March 31, 2001 was primarily due to a decrease in office and general expenses, which related to the scale and scope of overall business activity during such period. Administrative expenses generally include corporate overhead, financial and administrative contracted services, consulting costs and professional fees.

     Although VATL actually incurred $354,509 of general and administrative expenses during fiscal year ended March 31, 2002, such expenses were offset by the recognition of $773,333 resulting from (i) $66,267 gain on settlement of debt; (ii) $50,000 realized as gain on the sale of Alaskan Explorations Corp. and related Lemachang silver deposit Sino-Foreign joint venture interest; and
(iii) $657,066 realized as a gain on the settlement of the Lawsuit. During fiscal year ended March 31, 2002, this resulted in a recognized income from continuing operations of $418,824.

     Of the $354,509 incurred as general and administrative expenses, VATL incurred to Investor Communications International, Inc. ("ICI") approximately
(i) $260,675 for amounts due and owing for managerial, administrative and financial services rendered; and (ii) $15,667 for advances made by ICI. This resulted in an aggregate of $276,342 due and owing ICI during fiscal year ended March 31, 2002. During fiscal year ended March 31, 2002, VATL issued 1,000,000 shares of restricted common stock for partial settlement of an aggregate principal of $150,000 due and owing ICI. As of March 31, 2002, $251,128 plus $23,508 accrued interest is due and owing ICI. One of the directors of VATL is contracted by ICI and is part of the management team provided by ICI to VATL. During fiscal year ended March 31, 2002, Mr. Grant Atkins received from ICI approximately $12,500 as compensation.

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

     As VATL has not and currently is not in the operational stage of generating revenues, the services provided by ICI decreased during fiscal year ended March 31, 2002 as compared to the same period during 2001. As of the date of this Annual Report, such services provided by ICI include not only those services listed above related to exploration, administration, public company operations and maintenance of VATL, but also involve the negotiation of the Letter Offer and addendums thereto relating to Tun Resources and the negotiation and due diligence of the Letter Agreement relating to the Ailaoshan joint venture and other joint venture projects that VATL has divested. Moreover, with commencement of the legal proceedings against Tun Resources and Golden Thunder, and the ultimate finalization of the legal proceedings involving INGC/Geneva and AuRIC/Dames & Moore, ICI is continuously sourcing, identifying, investigating and negotiating new business opportunities to present to the board of directors of VATL. Other services provided by ICI include securing of short-term advance financing and sourcing of private placement funding.

     As discussed above, the recognition of net income during fiscal year ended March 31, 2002 as compared to the net loss incurred during fiscal year ended March 31, 2001 is attributable primarily to the (i) realization of a gain on the settlement of the Lawsuit, (ii) the decrease in exploration expenses and general and administrative expenses during fiscal year ended March 31, 2002; and (iii) the recording of a loss on $1,754,917 on settlement of convertible promissory notes during fiscal year ended March 31, 2001. VATL's net income during fiscal year ended March 31, 2002 was approximately $418,824 or $0.03 per common share compared to a net loss of approximately ($4,298,711) or ($0.52) per common share during fiscal year ended March 31, 2001. The weighted average number of diluted shares outstanding were 14,778,473 for fiscal year ended March 31, 2002 compared to 8,266,032 for fiscal year ended March 31, 2001 (which were restated to take into account the reverse stock split of 4 to 1).

LIQUIDITY AND CAPITAL RESOURCES

For Fiscal Year Ended March 31, 2002

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

     Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 of financing designed to fund various commitments and business operations. From the date of this Annual Report, management believes that VATL can satisfy its cash requirements for approximately the next six months based on its ability to successfully litigate its claims against Tun Resources and Golden Thunder and to obtain advances from certain investors and related parties, as necessary.

     As of March 31, 2002, VATL's current assets were $1,196 and its current liabilities were $455,969. As of March 31, 2002, the current liabilities exceeded current assets by $454,773. As of fiscal year ended March 31, 2001, the Company's current assets were $2,942 and its current liabilities were $1,026,539. As of March 31, 2001, the current liabilities exceeded current assets by $1,023,597.

     The decrease in current liabilities during fiscal year ended March 31, 2002 from fiscal year ended March 31, 2001 was due primarily to a decrease in notes payable due to settlement of the Lawsuit and a decrease in directors' fees payable. See "Part I. Item 3. Legal Proceedings".

     Stockholders' deficit decreased from ($1,023,597) for fiscal year ended March 31, 2001 to ($454,773) for fiscal year ended March 31, 2002.

     VATL has not generated positive cash flows from operating activities. For fiscal year ended March 31, 2002, net cash used in operating activities was $363,312 compared to $1,192,021 of net cash used in operating activities for fiscal year ended March 31, 2001 (a decrease of $828,709). As noted above, the main decrease was comprised of a net income of $418,824 for fiscal year ended March 31, 2002 compared to a net loss of $4,298,771 for fiscal year ended March 31, 2001 (a decrease of $3,879,947).

     Net cash from financing activities was $313,066 for fiscal year ended March 31, 2002 compared to cash flow from investing activities of $1,496,429 for fiscal year ended March 31, 2001. Net cash provided by financing activities during fiscal year ended March 31, 2002 resulted primarily from advances from related parties in the amount of $313,066. Net cash provided by financing activities during fiscal year ended March 31, 2001 resulted from (i) $1,250,000 in proceeds from sale of stock; (ii) $99,500 in proceeds from issuance of convertible notes; and (iii) $148,362 in advances from related parties.

     Cash flows from investing activities was $50,000 for fiscal year ended March 31, 2002 compared to cash flow used in investing activities of $403,294 for fiscal year ended March 31, 2001. Cash provided from investing activities during fiscal year ended March 31, 2002 resulted primarily from $50,000 realized as proceeds from the sale of VATL's joint venture interest. Net cash used in investing activities during fiscal year ended March 31, 2001 resulted from $404,249 used for mineral property acquisition and exploration.

MATERIAL COMMITMENTS

     A significant and estimated commitment for VATL for fiscal year April 1, 2002 through March 31, 2003 pertaining to contractual arrangements is VATL's contractual funding obligations under the Acquisition Agreement. Pursuant to the terms of the Acquisition Agreement, VATL was to provide an aggregate of $1,180,000 by February 15, 2001 to fund current Tun Resources joint venture projects. As of the date of this Annual Report, VATL has provided approximately $604,500 of funds to Tun Resources.

     VATL will not be consolidating the financing records of Tun Resources into its financial statements. VATL is assessing its legal options with respect to the various agreements and representations made by Golden Thunder and Tun Resources.



     A significant and estimated commitment for VATL for fiscal year April 1, 2002 through March 31, 2003 pertaining to contractual arrangements and work orders is an amount not greater than $900,000 to ICI. The contractual arrangement between VATL and ICI regarding compensation for services rendered for the day-to-day operations of VATL are based on a fee not to exceed $75,000 per month based upon the performance of actual services rendered by ICI on an ongoing basis commensurate with the needs and requirements of VATL for that particular month, including services related to exploration, administrative, public company operations, and maintenance.

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

Audit Fees

     During fiscal year ended March 31, 2002, VATL incurred approximately $13,000 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of VATL's financial statements for fiscal year ended March 31, 2002 and for the review of VATLs financial statements for the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

     During fiscal year ended March 31, 2002, VATL did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing VATL's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

ALL OTHER FEES

     During fiscal year ended March 31, 2002, VATL did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-relates services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Consolidated Financial Statement".

Index to Consolidated Financial Statements

     Independent Auditor's Report dated April 30, 2002.
     Consolidated Balance Sheets for fiscal years ended March 31, 2002 and
       March 31, 2001.
     Consolidated Statements of Operations for fiscal years ended March 31, 2002 and March 31, 2001, and from inception (January 28, 1987) to March 31, 2002.
     Consolidated Statements of Cash Flows for fiscal years ended March 31,
       2002 and March 31, 2001, and from inception (January 28, 1987) to March 31, 2002.
     Consolidated Statements of Stockholders' Equity (Deficit) for years ended March 31, 1987 through fiscal year ended March 31, 2002.
     Notes to Consolidated Financial Statements for March 31, 2002 and 2001.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001











AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1205 - 1095 West Pender Street
             LABONTE & CO.                       Vancouver, BC  Canada
----------------------------------------         V6E 2M6
C H A R T E R E D  A C C O U N T A N T S         Telephone      (604) 682-2778
----------------------------------------         Facsimile      (604) 689-2778
                                                 Email    rjl@labonteco.com



                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Vega-Atlantic Corporation

We have audited the consolidated balance sheets of Vega-Atlantic Corporation. as at March 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.


                                                              /s/ LaBonte & Co.
                                                              -----------------
                                                                 "LaBonte & Co."

                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
April 30, 2002


          COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES
                             REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated April 30, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


                                                                 "LaBonte & Co."

                                                           CHARTERED ACCOUNTANTS



Vancouver, B.C.
April 30, 2002


                                         VEGA-ATLANTIC CORPORATION

                                      (An Exploration Stage Company)

                                        CONSOLIDATED BALANCE SHEETS



                                                                              March 31, 2002  March 31, 2001
                                                                              --------------  --------------

                                                  ASSETS

CURRENT ASSETS
   Cash                                                                        $      1,196    $      1,442
   Accounts receivable                                                                 --             1,500
                                                                               ------------    ------------

                                                                               $      1,196    $      2,942
                                                                               ============    ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $    142,284    $    163,337
   Advances from related parties (Note 8)                                           313,685         150,619
   Notes payable - Technology sublicense (Notes 4 and 7)                               --           651,316
   Directors' fees payable (Note 8)                                                    --            61,267
                                                                               ------------    ------------

                                                                                    455,969       1,026,539
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
   Preferred stock, no par value; 20,000,000 shares authorized, nil shares
      issued and outstanding                                                           --              --
   Common stock, $.00001 par value, 100,000,000 shares authorized
      15,213,405 (March 31, 2001 - 14,588,405) shares issued and outstanding            339             344
   Additional paid-in capital                                                     9,367,586       9,217,581
   Deficit accumulated during the exploration stage                              (9,822,698)    (10,241,522)
                                                                               ------------    ------------

   Total stockholders' equity (deficit)                                            (454,773)     (1,023,597)
                                                                               ------------    ------------

                                                                               $      1,196    $      2,942
                                                                               ============    ============


CONTINGENCIES (Note 1)



          The accompanying notes are an integral part of these consolidated financial statements



                                           VEGA-ATLANTIC CORPORATION
                                        (An Exploration Stage Company)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                       January 28,
                                                                                                             1987
                                                                       Year ended      Year ended     (inception)
                                                                         March 31,       March 31,    to March 31,
                                                                             2002            2001            2002
                                                                     ------------    ------------    ------------

EXPLORATION EXPENSES
  Joint venture acquisition costs                                    $       --      $  1,085,293    $  1,278,439
  Claims staking and exploration                                             --              --           112,384
  Research and development                                                   --              --           783,182
                                                                     ------------    ------------    ------------

  Total exploration expenses                                                 --         1,085,293       2,174,005
                                                                     ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting fees                                                            --            36,675         132,751
  Directors' fees                                                            --            13,000          49,500
  Office and general                                                      268,830         972,860       3,513,421
  Interest expense                                                         27,372          40,705         223,924
  Professional fees                                                        58,307         151,892         297,955
  Stock-based compensation                                                   --           262,247         262,247
  Gain on settlement of debt                                              (66,267)           --           (66,267)
  Gain on sale of joint venture interest (Note 3)                         (50,000)        (19,318)        (69,318)
                                                                     ------------    ------------    ------------

  Total general and administrative expenses                               238,242       1,458,561       4,344,213
                                                                     ------------    ------------    ------------

LOSS BEFORE THE FOLLOWING                                                (238,242)     (2,543,854)     (6,518,218)

  Gain on settlement of lawsuit (Notes 4 and 7)                           657,066            --           657,066
  Loss on settlement of convertible promissory notes                         --        (1,754,917)     (1,754,917)
                                                                     ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                  418,824      (4,298,771)     (7,616,069)

DISCONTINUED OPERATIONS
  Loss from discontinued operations of Century Manufacturing, Inc.           --              --        (2,206,629)
                                                                     ------------    ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD                                     $    418,824    $ (4,298,771)   $ (9,822,698)
                                                                     ============    ============    ============



BASIC INCOME (LOSS) PER SHARE                                        $       0.03    $      (0.52)
                                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             14,778,473       8,266,032
                                                                     ============    ============



              The accompanying notes are an integral part of these consolidated financial statements


                                            VEGA-ATLANTIC CORPORATION
                                          (An Exploration Stage Company)
                                        STATEMENT OF STOCKHOLDERS' EQUITY
                       For the period from January 28, 1987 (inception) to March 31, 2002

                                                                                            Deficit
                                                                                          Accumulated
                                                           Common Stock        Additional    During
                                                       ---------------------    Paid - in  Exploration
                                                        Shares      Amount      Capital      Stage        Total
                                                       ---------   ---------   ---------   ---------    ---------
Stock issued for services performed,
  February 25, 1987 ($.0125 per share)                    20,000   $       1   $     249        --      $     250

Stock issued for services performed,
  February 25, 1987 ($.02 per share)                       5,000        --           100        --            100

Stock issued for services performed,
  February 25 ($.0007 per share)                         725,000           7         493        --            500

Net Loss, Year ended December 31, 1987                      --          --          --        (8,791)      (8,791)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1987                               750,000           8         842      (8,791)      (7,941)


Net loss, Year ended December 31, 1998                      --          --          --        (1,000)      (1,000)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1988                               750,000           8         842      (9,791)      (8,941)

Stock issued for services performed,
  July 20, 1989 ($.0001 per share)                     4,250,000          42         958        --          1,000

Net loss, Year ended December 31, 1989                      --          --          --        (2,700)      (2,700)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1989                             5,000,000          50       1,800     (12,491)     (10,641)

 Net loss, Year ended December 31, 1990                     --          --          --          (875)        (875)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1990                             5,000,000          50       1,800     (13,366)     (11,516)

Net loss, Year ended December 31, 1991                      --          --          --        (2,900)      (2,900)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1991                             5,000,000          50       1,800     (16,266)     (14,416)

Net loss, Year ended December 31, 1992                      --          --          --        (1,235)      (1,235)
                                                       ---------   ---------   ---------   ---------    ---------

Balance,  December 31, 1992                            5,000,000          50       1,800     (17,501)     (15,651)

Net loss, Year ended December 31, 1993                      --          --          --        (6,775)      (6,775)
                                                       ---------   ---------   ---------   ---------    ---------

Balance,  December 31, 1993                            5,000,000          50       1,800     (24,276)     (22,426)

Net loss, Year ended December 31, 1994                      --          --          --        (4,875)      (4,875)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1994                             5,000,000          50       1,800     (29,151)     (27,301)

Capital Contribution from Shareholder,
  April 17, 1995                                            --          --        27,301        --         27,301

Stock issued for cash, May 8, 1995 ($1.02 per share)     100,000           1     101,999        --        102,000

Net loss, year ended December 31, 1995                      --          --          --       (95,574)     (95,574)
                                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1995                             5,100,000   $      51   $ 131,100    (124,725)   $   6,426
                                                       ---------   ---------   ---------   ---------    ---------


             The accompanying notes are an integral part of these consolidated financial statements



                                                  VEGA-ATLANTIC CORPORATION
                                               (An Exploration Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                             For the period from January 28, 1987 (inception) to March 31, 2002
                                                         (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                Common Stock           Additional      During
                                                         --------------------------    Paid - in     Exploration
                                                           Shares         Amount         Capital        Stage          Total
                                                         -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1995                                 5,100,000    $        51    $   131,100   $  (124,725)   $     6,426

Issuance of stock to purchase subsidiary,
March 28, 1996 ($1.687 per share)                          1,000,000             10      1,686,990          --        1,687,000

Net loss, quarter ended March 31, 1996                          --             --             --         (23,357)       (23,357)
                                                         -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1996                                    6,100,000             61      1,818,090      (148,082)     1,670,069

Stock issued for cash, May 6, 1996 ($1.00 per share)          50,000              1         49,999                       50,000
Stock issued for cash, May 8, 1996 ($1.00 per share)         120,000              1        119,999                      120,000
Stock issued for cash, May 13, 1996 ($1.00 per share)         35,000                        35,000                       35,000
Stock issued for cash, March 12, 1997 ($.25 per share)     1,800,000             18        449,982                      450,000
Stock issued for cash, April 15, 1997 ($.20 per share)       250,000              3         49,997                       50,000

Issuance of stock in repayment of
advances, March 12, 1997 ($.25 per share)                    200,000              2         49,998                       50,000

Net loss, year ended March 31, 1997                                                                   (2,776,800)    (2,776,800)
                                                         -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1997                                    8,555,000             86      2,573,065    (2,924,882)      (351,731)

Stock issued for cash, March 13, 1998 ($15 per share)      3,000,000             30        449,970                      450,000
Stock issued for cash, March 24, 1998 ($.15 per share)     1,333,333             13        199,987                      200,000
Stock issued for cash, March 25, 1998 ($.15 per share)     1,306,667             13        195,987                      196,000
Stock issued for cash, March 26, 1998 ($.15 per share)       360,000              4         53,996                       54,000

Net loss, year ended March 31, 1998                                                                     (712,457)      (712,457)
                                                         -----------    -----------    -----------   -----------    -----------

Balance, March 31, 1998                                   14,555,000            146      3,473,005    (3,637,339)      (164,188)

 Issuance of common shares in exchange
 for $5,841 ofaccounts payable, Jan. 15, 1999
 (total $.195 per share)                                      30,000           --            5,841          --            5,841

 Issuance of common shares in exchange
 for technology license agreement, Mar. 15, 1999
 (total $.14 per share) valued at market price
 at date of issuance                                       1,000,000             10        139,990          --          140,000

 Issuance of common shares in exchange
 for profit sharing interest, March 28, 1999
 (total $.15 per share) valued at market price
 at date of issuance                                         500,000              5         74,995          --           75,000

 Issuance of SEC Reg D-504 common
 shares for cash, March 31, 1999
 (total $.20 per share)                                    1,500,000             15        299,985          --          300,000

 Net loss, Year ended March 31, 1999                            --             --             --      (1,213,701)    (1,213,701)
                                                         -----------    -----------    -----------   -----------    -----------

 Balance, March 31, 1999                                  17,585,000    $       176    $ 3,993,816   $(4,851,040)   $  (857,048)
                                                         -----------    -----------    -----------   -----------    -----------


                   The accompanying notes are an integral part of these consolidated financial statements


                                                     VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)
                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                For the period from January 28, 1987 (inception) to March 31, 2002
                                                            (Continued)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                               Common Stock             Additional       During
                                                       ----------------------------     Paid - in      Exploration
                                                          Shares         Amount          Capital          Stage           Total
                                                       ------------    ------------    ------------    ------------    ------------
Balance,  March 31, 1999                                 17,585,000    $        176    $  3,993,816    $ (4,851,040)   $   (857,048)

Stock issued in settlement of
advances payable, March 29, 2000
(total $.50 per share)                                    2,061,000              20       1,030,443            --         1,030,463

Stock subscription for Reg S common
shares (total $.25 per share)                               560,000               6         139,994            --           140,000

Net loss, Year ended March 31, 2000                            --              --              --        (1,091,711)     (1,091,711)
                                                       ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2000                                  20,206,000             202       5,164,253      (5,942,751)       (778,296)

Stock issued for interest in Tun Resources Inc.,
May 1, 2000 ($.42 per share)                              1,600,000              16         671,984                         672,000

Stock issued in settlement of debt,
May 30, 2000 ($.075 per share)                              200,000               2          14,998            --            15,000

Stock issued for cash, June 30, 2000 ($.25 per share)     2,900,000              29         724,971            --           725,000

Stock subscription for Reg S common
shares (total $.25 per share)                              (560,000)             (6)       (139,994)           --          (140,000)

Stock issued for cash, July 7, 2000 ($.25 per share)        100,000               1          24,999            --            25,000

Stock issued for cash, July 11, 2000 ($.25 per share)       800,000               8         199,992            --           200,000

Stock issued for cash, August 17, 2000 ($.25 per share)   1,200,000              12         299,988            --           300,000

Stock based compensation                                       --              --           262,247            --           262,247

Rollback, 4:1, December 22, 2000                        (19,834,495)           --              --              --              --

Stock issued in settlement of debt, December 27, 2000
($.03 per share)                                          7,976,900              80         239,226            --           239,306

Loss on settlement of debt                                     --              --         1,754,917            --         1,754,917

Net loss, Year ended March 31, 2001                            --              --              --        (4,298,771)     (4,298,771)
                                                       ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2001                                  14,588,405             344       9,217,581     (10,241,522)     (1,023,597)

Return of stock to treasury, October 31, 2001              (375,000)            (15)             15            --              --

Stock issued in settlement of debt, November 13, 2001
 ($.15 per share)                                         1,000,000              10         149,990            --           150,000

Net income, Year ended March 31, 2002                          --              --              --           418,824         418,824
                                                       ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2002                                  15,213,405    $        339    $  9,367,586    $ (9,822,698)   $   (454,773)
                                                       ============    ============    ============    ============    ============


                      The accompanying notes are an integral part of these consolidated financial statements



                                              VEGA-ATLANTIC CORPORATION
                                           (An Exploration Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           January 28,
                                                                                                                 1987
                                                                             Year ended     Year ended (inception) to
                                                                               March 31,      March 31,      March 31,
                                                                                   2002           2001           2002
                                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                          $   418,824    $(4,298,771)   $(9,822,698)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
  - non-cash loss on sale of subsidiary                                                           --        1,687,000
  - non-cash gain on sale of joint venture                                                     (19,318)       (19,318)
  - non-cash research and development expense                                      --             --          783,182
  - non-cash interest recognized through discount adjustment                       --             --           31,818
  - common stock issued in settlement of debt                                      --             --           84,992
  - impairment of interest in mineral properties                                   --        1,085,293      1,303,611
  - stock-based compensation                                                       --          262,247        262,247
  - loss on settlement of convertible promissory notes                             --        1,754,917      1,754,917
  - gain on settlement of debt, net of current period accrual                   (61,267)          --          (61,267)
  - gain on settlement of lawsuit, net of current period interest accrual      (651,316)          --         (651,316)
  - gain on sale of joint venture interest                                      (50,000)          --          (50,000)
  - net changes in working capital items                                        (19,553)        23,611        392,601
                                                                            -----------    -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                                        (363,312)    (1,192,021)    (4,304,231)
                                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties - net                                           313,066        148,362      1,521,972
  Interest paid                                                                    --           (1,433)        (1,433)
  Convertible notes                                                                --           99,500         99,500
  Sale of common stock                                                             --        1,250,000      3,357,000
                                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                            313,066      1,496,429      4,977,039
                                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition and exploration                                     --         (404,249)      (622,567)
  Purchase of subsidiaries, net of cash acquired                                   --              955        (99,045)
  Proceeds from sale of joint venture interest                                   50,000           --           50,000
                                                                            -----------    -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                                   50,000       (403,294)      (671,612)
                                                                            -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                                        (246)       (98,886)         1,196

CASH, BEGINNING OF PERIOD                                                         1,442        100,328           --
                                                                            -----------    -----------    -----------

CASH, END OF PERIOD                                                         $     1,196    $     1,442    $     1,196
                                                                            ===========    ===========    ===========


OTHER NON-CASH TRANSACTIONS:
1. In connection with the settlement of the lawsuit described in Note 7, during the year ended March 31, 2002, the
   Company wrote off its notes payable and accrued interest resulting in a gain of $657,066.
2. During the year ended March 31, 2002, the Company issued 1,000,000 shares in settlement of debt of $150,000.



               The accompanying notes are an integral part of these consolidated financial statements

                                                       F-7

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                            MARCH 31, 2002 AND 2001


NOTE 1: NATURE AND CONTINUANCE OF OPERATIONS

The Company is an exploration stage company and to date has not commenced any commercial operations or generated any revenues. Due to the inability to raise sufficient capital, the Company has either sold or disposed of its interests in mineral properties. Refer to Note 3.

At March 31, 2002, the Company had a working capital deficiency of $454,773 (2001 - $1,023,597) and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements for the year ended March 31, 2002 include the accounts of the Company and its 100% owned subsidiaries, Polar Explorations Ltd. and Alaskan Explorations Corp. which was sold during May, 2001 All significant intercompany transactions and account balances have been eliminated.

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

Interest in Mineral Properties
Mineral property acquisition costs, capital contributions and exploration costs are expensed as incurred until such time as proven economically recoverable reserves are established.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

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

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                             MARCH 31, 2002 AND 2001


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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

On December 12, 2000, as amended on February 9, 2001, the Company provided an offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 shares owned by Golden Thunder in consideration for $113,750. The Company also issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder Resources, Inc. have voted to accept or reject the amended offer dated February 9, 2001. Subsequently, the amended offer was rejected by the shareholders of Golden Thunder. The Company has initiated legal proceedings against Golden Thunder and Tun Resources for breaches of the Acquisition Agreement and other causes of action, and seeks damages of in excess of $800,000. Golden Thunder and Tun Resources have filed a statement of defense alleging that the Company breached the acquisition agreement. Accordingly, for accounting purposes effective March 31, 2001 the Company ceased consolidating the assets, liabilities and operations of Tun Resources in its financial statements.

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                             MARCH 31, 2002 AND 2001


NOTE 3: INTEREST IN MINERAL PROPERTIES (con't)

Lemachang Silver Mine Joint Venture Proposal: Effective July 26, 2000, the Company, through its then wholly-owned subsidiary Alaskan Explorations Corporation, a British West Indies Corporation ("Alaskan"), entered into a Sino-Foreign Cooperative Joint Venture whereby the Company had agreed to joint venture with the No. 1 Geological Brigade of Yunnan Bureau of Geology and Mineral Resources and acquire majority control in the producing Lemachang silver mine, located in the Ludian County Seat, of the Yunnan Province, PRC.

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


NOTE 4: NOTES PAYABLE

Pursuant to a Technology Sub-license agreement with Geneva Resources, Inc. ("Geneva"), the Company issued promissory notes to both Geneva and AuRIC Metallurgical Laboratories LLC ("AuRIC") in the amount of $250,000 to each company. These were 3% interest bearing notes and were payable upon the transfer of the technology. Pursuant to the agreement, the Company had issued a convertible promissory note to Geneva in the amount of $100,000 that was convertible to 125,000 restricted common shares upon demand, and bore interest at the rate of 8% per annum and issued 250,000 restricted common shares to AuRIC. These promissory notes were due and payable upon the transfer of the technology. Upon the settlement of the lawsuit described in Note 7, the promissory notes to AuRIC and Geneva totaling $600,000 were cancelled during the year as well as $57,066 in accrued interest resulting in a gain of $657,066 from the write-off of these debts.


NOTE 5: STOCKHOLDERS' EQUITY

Common Stock
------------

On May 1, 2000, the Company issued 1,600,000 pre-consolidation shares at $0.42 per share, totaling $672,000, for the purchase of an 80% interest in Tun Resources, Inc. (Refer to Note 3)

On May 29, 2000, the Company issued 200,000 pre-consolidation shares for the settlement of accounts payable of the Corporation in the amount of $15,000.

Pursuant to a Reg S private placement offering memorandum dated March 1, 2000, the Company offered 5,000,000 pre-consolidation shares of common stock at $.25 per share. This offering was intended to be used for continued financing of the exploration, development and expansion programs being conducted on the Company's joint venture projects in China, consulting fees, and to provide working capital. As of March 31, 2001, 100% of the offering was completed and the 5,000,000 shares had been issued.

On December 22, 2000 the Company completed a reverse stock split
("consolidation") of one-for-four of the Company's outstanding common stock, resulting in a reduction of outstanding common stock from 26,446,000 to 6,611,500. In addition, authorized common stock was reduced from 500,000,000 to 100,000,000.

On December 27, 2000 the Company issued 7,976,905 post-consolidation shares at $.03 per share with a fair value of $1,994,226 on the conversion of convertible promissory notes of $239,309, including accrued interest, resulting in a loss on conversion of $1,754,917. The 7,976,905 post-consolidation shares represented 54.7% of the outstanding shares of the Company at March 31, 2001 and accordingly the conversion of the promissory notes resulted in a change in control of the Company.

On October 31, 2001 the Company cancelled 250,000 post-consolidation shares in the name of AuRIC Metallurgical Laboratories and 125,000 post consolidation shares in the name of Geneva Resources Inc. (Refer to Note 7)

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                             MARCH 31, 2002 AND 2001


NOTE 5: STOCKHOLDERS' EQUITY (con't)

On November 13, 2001 the Company converted $150,000 of debt owing to Investors Communications for 1,000,000 common shares of the Company's stock at $0.15 per share. (Refer to Note 8)

The weighted average number of shares outstanding for the year ended March 31, 2001 have been restated to reflect the 4:1 share consolidation on December 22, 2000.

At March 31, 2002, there were 15,213,405 post-consolidation shares of common stock outstanding.


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

As of March 31, 2002, 487,500 share options with an exercise price of $1.00 per share of common stock are outstanding and during the period, no options had been exercised or forfeited, and no options had expired.


                                                              2002                                 2001
                                                  Number of     Weighted average       Number of     Weighted average
                                                    options       exercise price         options       exercise price
                                                ------------ --------------------    ------------ --------------------
   Outstanding at Beginning of Period               487,500          $1.00/share               0                    0
   Options Granted                                        0                    0         487,500          $1.00/share
   Options Exercised                                      0                    0               0                    0
   Options Forfeited                                      0                    0               0                    0
   Options Expired                                        0                    0               0                    0
                                                ------------ --------------------    ------------ --------------------
   Outstanding at End of Period                     487,500          $1.00/share         487,500          $1.00/share
                                                ============ ====================    ============ ====================

   Exercisable at End of Period                     487,500          $1.00/share         487,500          $1.00/share
                                                ============ ====================    ============ ====================

Stock-based compensation
The following pro-forma information is provided as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, an expected life of ten years and an expected volatility range of 204%.


                                                        Year ended
                                                         March 31,
                                                     2002          2001
                                                 -----------   -----------

     Net income (loss)                           $   418,824   $(4,298,771)

     Pro-forma  stock-based compensation                --        (224,783)
                                                 -----------   -----------

     Pro-forma net income (loss)                 $   418,824   $(4,523,554)
                                                 ===========   ===========

     Pro-forma net income (loss) per share       $      0.03   $     (0.55)
                                                 ===========   ===========

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                             MARCH 31, 2002 AND 2001


NOTE 7: SETTLEMENT OF LAWSUIT

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

During the year a settlement was reached and the parties agreed to have the lawsuit dismissed. As part of the settlement, the promissory notes totaling $600,000 plus accrured interest of $51,066 to AuRIC and Geneva were cancelled, and 250,000 post consolidation shares issued to AuRIC and 125,000 post consolidation shares issued to Geneva were returned the Company for subsequent cancellation. All cash recovered through the settlement was paid to Tristar Financial Services, Inc. as partial repayment for legal fees and direct litigation costs it had incurred on behalf of the plaintiffs according to the terms of a law suit funding agreement between the plaintiffs and Tristar Financial Services, Inc. As total litigation costs incurred by Tristar Financial Services, Inc. exceeded the cash recovered through the settlement, there was no surplus available for application to the losses incurred by the Company with respect to the litigation. The plaintiff's settlement included $808,000 in cash, of which $345,000 was paid for outstanding legal costs, $10,000 was paid to Goldstate Corporation, and $453,000 was paid to Tristar Financial Services, Inc. Cash paid to Tristar Financial Services, Inc. was less than costs incurred by Tristar Financial Services, Inc. under the lawsuit funding agreement between the plaintiffs and Tristar Financial Services, Inc.


NOTE 8: RELATED PARTY TRANSACTIONS

During the year ended March 31, 2002 the Company has written off previously incurred directors fees of $66,267 to current and former directors of which $5,000 was accrued during the year. At March 31, 2002, there are no directors fees owing.

During the year ended March 31, 2002 the Company incurred managerial, administrative and investor relation services of $260,675 (2001 - $643,400) to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999. A director of the Company provides consulting services to ICI and was paid approximately $12,500 (2001 - $27,500) during the year. At March 31, 2002 ICI had made net cash advances of $15,667 (2001 - $518,614 was repaid to ICI). In addition, the Company issued 1,000,000 common shares for $150,000 in debt and at March 31, 2002 $251,128 plus $23,508 accrued interest (2001 - $124,786 plus $3,473 accrued interest) is owing to ICI.

In addition, at March 31, 2002 $35,685 plus $3,364 accrued interest is owing to certain shareholders for cash advances. These are unsecured and without any terms of repayment.


NOTE 9: INCOME TAXES

As at March 31, 2002 the Company has net operating loss carryforwards of approximately $1,410,000 which result in deferred tax assets. The carryforwards will expire, it not utilized, between 2008 and 20017. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's history of operating losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. No tax provision has been recorded in the current year as the Company have sufficient loss carryforwards to offset all taxable income recorded in the year.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of VATL are as follows:

Name                         Age                   Position with VATL
----                         ---                   ------------------

Grant Atkins                 42                    Director and President

John Frederick               59                    Director/Secretary
    William Bowles

Gary Powers                  56                    Director

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

SECTION 16 OF THE EXCHANGE ACT

     Section 16(a) of the 1934 Securities Exchange Act, as amended (the "Exchange Act") requires VATL's directors and officers, and the persons who beneficially own more than ten percent of the common stock of VATL, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to VATL pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by VATL and on the representations of the reporting persons, VATL believes that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

     As of fiscal year ended March 31, 2002, VATL accrued since inception approximately $66,267 in directors' fees and paid none of these fees to its directors as executive compensation. VATL has written off these previously incurred directors' fees of $66,267; therefore, as of the date of this Annual Report, there are no directors' fees due and owing.

     Directors and officers of VATL are reimbursed for any out-of-pocket expenses incurred by them on behalf of VATL. Executive compensation is subject to change concurrent with VATL requirements. Neither Mr. Atkins nor Dr. Bowles nor Mr. Powers is a director or officer of ICI, nor does VATL own of record capital stock of ICI. Of the amounts paid to ICI, Dr. Bowles did not receive any compensation directly or indirectly from ICI. During the fiscal year ended March 31, 2002, Mr. Atkins received approximately $12,500 from ICI for work conducted relating to the management and administration of VATL.

SUMMARY COMPENSATION TABLE

                       Annual Compensation      Awards     Payouts
                      ---------------------   ----------   -------
                              $       $       $       $       #      $      $
Name and Position          Salary   Bonus   Other    RSA   Options  LTIP  Other
-----------------          ------   -----   -----    ---   -------  ----  -----
                                                 (1)
Grant Atkins        2000     0        0       6,000   0       0      0      0
Pres./Director      2001     0        0     $30,000   0       0      0      0
                    2002     0        0     $12,500   0       0      0      0

John Bowles         2000     0        0     $ 1,500   0       0      0      0
Director            2001     0        0          0    0       0      0      0
                    2002     0        0          0    0       0      0      0

Herb Ackerman       2000     0        0          0    0       0      0      0
                    2001     0        0          0    0       0      0      0

                                                 (1)
Gary Powers         2001     0        0     $30,000   0       0      0      0
                    2002     0        0           0   0       0      0      0

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

Aggregated Options/SAR Exercises and Fiscal Year End Options/SAR Value Table
--------------------------------------------------------------------------------
    Name               Number of      Date of Grant   Exercise Date    Date of
                     Shares Granted                                   Expiration
--------------------------------------------------------------------------------

Grant Atkins            25,000           05/01/00        05/01/00      04/30/10
Herb Ackerman           25,000           05/01/00        05/01/00      04/30/10
John Bowles             25,000           05/01/00        05/01/00      04/30/10
Brent Pierce           125,000           05/01/00        05/01/00      04/30/10
Gary Powers             25,000           05/01/00        05/01/00      04/30/10
Marcus Johnson          25,000           05/01/00        05/01/00      04/30/10
Gino Cicci              25,000           05/01/00        05/01/00      04/30/10
Harold Gooding          25,000           05/01/00        05/01/00      04/30/10
Tun Resources Ltd.     125,000           05/01/00        05/01/00      04/30/10
Rudolf Heinz            62,500           06/21/00        06/21/00      04/30/10

Total                  487,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this Annual Report, there are 15,213,405 shares of Common Stock issued and outstanding. The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by VATL to own beneficially, more than five percent (5%) of VATL's Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class    Name and Address of        Amount and Nature     Percent of
                   Beneficial Owner              of Class             Class
--------------------------------------------------------------------------------
                                                         (1)
Common Stock      Alexander W. Cox               4,323,300            28.42%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6
                                                         (1)
Common Stock      Newport Capital Corp.            934,975             6.16%
                  P.O. Box W-960
                  St. Johns, Antigua
                                                         (1)
Common Stock      Pacific Rim Financial, Inc.    1,133,300             7.45%
                  60 Market Square
                  P.O. Box 364
                  Belize City, Belize
                                                         (1)
Common Stock      Calista Capital Corp.            916,700             6.03%
                  P.O. Box W-961
                  St. Johns, Antigua
                                                         (1)
Common Stock      Investor Communications        1,375,000             9.04%
                    International, Inc.
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98230
                                                         (2)
Common Stock      All officers and directors         5,000              .003%
                  as a group (3 persons)
--------------------------------------------------------------------------------
  (1)
     These are restricted shares of Common Stock with the exception: (i) of the 4,323,300 shares held by Alexander W. Cox, 3,000,000 shares are free trading;
(ii) of the 1,316,950 shares held by Calista Capital Corp., 400,250 are free trading; and (iii) of the 1,308,006 shares held by Newport Capital Corp., 13,031 are free trading.

  (2)
     Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase an aggregate of 75,000 shares of restricted Common Stock at $0.25 per share.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports.

     The following Reports on Form 8-K were filed during fiscal year ended March 31, 2002 and to date of this Annual Report.

Item              Date

8-K               April 5, 2001
8-K               June 6, 2001

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VEGA-ATLANTIC CORPORATION


Dated: June 28, 2002                     By: /s/ Grant Atkins
                                         --------------------
                                         Grant Atkins, President