Form 10QSB
period 2002-06-30
VEGA ATLANTIC CORP/CO
filed 2002-08-15
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                          435 Martin Street, Suite 2000
                            Blaine, Washington 98230
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (360) 332-7734
                            -------------------------
                           (Issuer's telephone number)

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

         Yes  X    No
            -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 10, 2002
------                                      ------------------------------------

Common Stock, $.00001 par value             15,213,405


Transitional Small Business Disclosure Format (check one)

         Yes       No  X
            -----    -----

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          2

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                        3

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                        4

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.  OTHER INFORMATION                                                   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                   23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

                            VEGA-ATLANTIC CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)





CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                        VEGA-ATLANTIC CORPORATION
                                     (An Exploration Stage Company)

                                       CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,      March 31,
                                                                                   2002           2002
                                                                               -----------    -----------
                                                                               (Unaudited)
                                                 ASSETS

CURRENT ASSETS
   Cash                                                                        $       250    $     1,196
                                                                               -----------    -----------

                                                                               $       250    $     1,196
                                                                               ===========    ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $    61,553    $    88,588
   Advances from related parties (Note 4)                                          444,560        367,381
                                                                               -----------    -----------

                                                                                   506,113        455,969
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 20,000,000 shares authorized, nil shares
      issued and outstanding                                                          --             --
   Common stock, $.00001 par value, 100,000,000 shares authorized
      15,213,405 (March 31, 2002 - 15,213,405) shares issued and outstanding           339            339
   Additional paid-in capital                                                    9,367,586      9,367,586
   Deficit accumulated during the exploration stage                             (9,873,788)    (9,822,698)
                                                                               -----------    -----------

   Total stockholders' equity (deficit)                                           (505,863)      (454,773)
                                                                               -----------    -----------

                                                                               $       250    $     1,196
                                                                               ===========    ===========


CONTINGENCIES (Note 1)




      The accompanying notes are an integral part of these interim consolidated financial statements




                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                         January 28,
                                                                                 Three months       Three months               1987
                                                                                   ended June              ended         (inception)
                                                                                     30, 2002      June 30, 2001   to June 30, 2002
                                                                                 ------------       ------------   ----------------

EXPLORATION EXPENSES
  Joint venture acquisition costs                                                $       --         $       --         $  1,278,439
  Claims staking and exploration                                                         --                 --              112,384
  Research and development                                                               --                 --              783,182
                                                                                 ------------       ------------       ------------

                                                                                         --                 --            2,174,005
                                                                                 ------------       ------------       ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting fees                                                                        --                 --              132,751
  Directors' fees                                                                        --                4,500             49,500
  Office and general                                                                   30,046             61,029          3,543,467
  Interest expense                                                                      9,484             10,145            233,408
  Professional fees                                                                    11,560             23,643            309,515
  Stock-based compensation                                                               --                 --              262,247
  Gain on settlement of debt                                                             --                 --              (66,267)
  Gain on sale of joint venture interest                                                 --              (50,000)           (69,318)
                                                                                 ------------       ------------       ------------

                                                                                       51,090             49,317          4,395,303
                                                                                 ------------       ------------       ------------

LOSS BEFORE THE FOLLOWING                                                             (51,090)           (49,317)        (6,569,308)

  Gain on settlement of lawsuit                                                          --                 --              657,066
  Loss on settlement of convertible promissory notes                                     --                 --           (1,754,917)
                                                                                 ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                                       (51,090)           (49,317)        (7,667,159)

DISCONTINUED OPERATIONS
  Loss from discontinued operations of Century Manufacturing, Inc.                       --                 --           (2,206,629)
                                                                                 ------------       ------------       ------------

NET LOSS FOR THE PERIOD                                                          $    (51,090)      $    (49,317)      $ (9,873,788)
                                                                                 ============       ============       ============



BASIC LOSS PER SHARE                                                             $      (0.00)      $      (0.00)
                                                                                 ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         15,213,405         14,588,405
                                                                                 ============       ============


The accompanying notes are an integral part of these interim consolidated financial statements




                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                        January 28,
                                                                                     Three months     Three months             1987
                                                                                    ended June 30,   ended June 30,  (inception) to
                                                                                             2002             2001    June 30, 2002
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                             $   (51,090)     $   (49,317)     $(9,873,788)
  Adjustments to reconcile net loss to net cash from operating activities:

  - non-cash loss on sale of subsidiary                                                      --               --          1,687,000
  - non-cash gain on sale of joint venture                                                   --               --            (19,318)
  - non-cash research and development expense                                                --               --            783,182
  - non-cash interest recognized through discount adjustment                                 --               --             31,818
  - common stock issued in settlement of debt                                                --               --             84,992
  - impairment of interest in mineral properties                                             --               --          1,303,611
  - stock-based compensation                                                                 --               --            262,247
  - loss on settlement of convertible promissory notes                                       --               --          1,754,917
  - gain on settlement of debt, net of current period accrual                                --               --            (61,267)
  - gain on settlement of lawsuit, net of current period interest accrual                    --               --           (651,316)
  - gain on sale of joint venture interest                                                   --               --            (50,000)
  - net changes in working capital items                                                  (27,035)          67,121          365,566
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                            (78,125)          17,804       (4,382,356)
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties - net                                                      77,179          (17,183)       1,599,151
  Interest paid                                                                              --               --             (1,433)
  Convertible notes                                                                          --               --             99,500
  Sale of common stock                                                                       --               --          3,357,000
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                             77,179          (17,183)       5,054,218
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition and exploration                                               --               --           (622,567)
  Purchase of subsidiaries, net of cash acquired                                             --               --            (99,045)
  Proceeds from sale of joint venture interest                                               --               --             50,000
                                                                                      -----------      -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES                                                      --               --           (671,612)
                                                                                      -----------      -----------      -----------

INCREASE (DECREASE) IN CASH                                                                  (946)             621              250

CASH, BEGINNING OF PERIOD                                                                   1,196            1,442             --
                                                                                      -----------      -----------      -----------

CASH, END OF PERIOD                                                                   $       250      $     2,063      $       250
                                                                                      ===========      ===========      ===========



The accompanying notes are an integral part of these interim consolidated financial statements



                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                 JUNE 30, 2002
                                  (Unaudited)

NOTE 1: NATURE AND CONTINUANCE OF OPERATIONS

The Company is an exploration stage company and to date has not commenced any commercial operations or generated any revenues. Due to the inability to raise sufficient capital, the Company has either sold or disposed of its interests in mineral properties. Refer to Note 3.

At June 30, 2002, the Company had a working capital deficiency of $505,863 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The financial statements have been prepared on a consolidated basis and include the accounts of the Company and its 100% owned subsidiaries, Polar Explorations Ltd. and Alaskan Explorations Corp. which was sold during May, 2001. All significant intercompany transactions and account balances have been eliminated.

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

Net Loss per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                 JUNE 30, 2002
                                  (Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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

Comparative figures
Certain of the comparative figures have been restated to conform with the current period's presentation.

NOTE 3: EMPLOYEE STOCK OPTION PLAN

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

As of March 31, 2002 and June 30, 2002, 487,500 options with an exercise price of $1.00 per share of common stock are outstanding and during the period, no options had been exercised or forfeited, and no options had expired.

NOTE 4: RELATED PARTY TRANSACTIONS

During the period ended June 30, 2002 the Company incurred managerial, administrative and investor relation services of $59,550 (2001 - $60,050) to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999. A director of the Company provides consulting services to ICI and was paid approximately $3,500 during the period ended June 30, 2002 (2001 - $3,400). At June 30, 2002 ICI had made net cash advances of $4,715 (2001 - $3,317). At June 30, 2002 $315,393 plus $30,809 accrued interest is owed to ICI (2001 - $188,153 plus $7,749 accrued interest).

In addition, at June 30, 2002 $92,985 plus $5,373 accrued interest is owing to certain shareholders for cash advances (2001 - $65,766). These are unsecured and without any terms of repayment.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                 JUNE 30, 2002
                                  (Unaudited)

NOTE 5: LITIGATION

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

On December 12, 2000, as amended on February 9, 2001, the Company provided an offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 shares owned by Golden Thunder in consideration for $113,750. The Company also issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder Resources, Inc. have voted to accept or reject the amended offer dated February 9, 2001. Subsequently, the amended offer was rejected by the shareholders of Golden Thunder. The Company has initiated legal proceedings against Golden Thunder and Tun Resources for breaches of the Acquisition Agreement and other causes of action, and seeks damages of in excess of $800,000. Golden Thunder and Tun Resources have filed a statement of defense alleging that the Company breached the acquisition agreement. Accordingly, for accounting purposes effective March 31, 2001 the Company ceased consolidating the assets, liabilities and operations of Tun Resources in its financial statements and recorded a loss on impairment of $990,645 relating to this investment. The outcome of these legal proceedings is presently not determinable.


NOTE 6: INCOME TAXES

As at June 30, 2002 the Company has net operating loss carryforwards of approximately $1,460,000 which result in deferred tax assets. The carryforwards will expire, it not utilized, between 2008 and 20018. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's history of operating losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Vega-Atlantic Corporation, a Colorado corporation (the "Company"), currently trades on the OTC Bulletin Board under the symbol "VATL" and the Frankfurt Stock Exchange under the symbol "VGA" (WKN: 936303). The Company is primarily engaged in the business of minerals and oil and gas exploration, acquisition, and development within the United States and worldwide.

CURRENT BUSINESS OPERATIONS

Tun Resources, Ltd.

     On May 2, 2000, the Company entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement and extensions thereto, the Company issued 1,600,000 shares of its restricted common stock to Golden Thunder (400,000 shares after the reverse stock split) and provided approximately $604,500 of funds to Tun Resources.

     During the prior fiscal year, the Company was unable to timely provide the required aggregate amount of $1,180,000 by February 15, 2001. On February 9, 2001, the Company provided an amended letter of offer to Golden Thunder that outlined an offer to (i) purchase the remaining 20% of Tun Resources; (ii) repurchase all of the Company's 400,000 (post-split) shares of common stock from Golden Thunder; and (iii) request an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder voted to accept or reject the offer (the "Letter Offer").

     As of the date of this Quarterly Report, the Letter Offer has been presented to the shareholders of Golden Thunder for their approval and such approval was not received.

     On July 8, 2001, the Company filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder Resources Ltd. and Tun Resources Inc. as defendants. See "Part II. Item 1. Legal Proceedings" for further disclosure.

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

     Due to the ongoing litigation involving Golden Thunder and Tun Resources, management of the Company at this time does not believe that a definitive agreement will be consummated nor that any other China-based venues will be pursued.

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

RESULTS OF OPERATION

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001

     The Company's net loss for the three-month period ended June 30, 2002 was approximately $51,090 compared to a net loss of approximately $49,317 for the three-month period ended June 30, 2001.

     During the three-month periods ended June 30, 2002 and 2001, the Company did not incur any exploration expenses primarily due to the decrease in investment relating to its Chinese joint venture projects.

     During the three-month period ended June 30, 2002, the Company recorded general and administrative expenses of approximately $51,090 compared to general and administrative expenses of approximately $99,317 incurred during the three-month period ended June 30, 2001 (a decrease of $48,227). Although the Company actually incurred $99,317 of general and administrative expenses during the three-month period ended June 30, 2001, such expenses were offset by $50,000 realized as gain on the sale of Alaskan Explorations Corp. and related Lemachang silver deposit Sino-Foreign joint venture interest, resulting in a net loss of $49,317. The decrease in general and administrative expenses during the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001 was primarily due to a recovery of expenses of $21,879 and decrease in office and general expenses and in professional fees, which related to the scale and scope of overall business activity during such period.

     During the three-month period ended June 30, 2002, the Company's general and administrative expenses consisted of: (i) $30,046 in office and general expenses; (ii) $11,560 in professional fees; and (iii) $9,484 in interest expense. During the three-month period ended June 30, 2001, the Company's general and administrative expenses consisted of (i) $61,029 in office and general expenses; (ii) $23,643 in professional fees; (iii) $10,145 in interest expense; and (iv) $4,500 in directors' fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, consulting costs and professional fees.

     Of the $51,090 incurred as general and administrative expenses, the Company incurred to Investor Communications International, Inc. ("ICI") approximately
(i) $59,550 for amounts due and owing for managerial, administrative and financial services rendered by ICI; and (ii) $4,715 for net cash advances made by ICI. This resulted in an aggregate of $315,393 plus $30,809 in accrued interest due and owing ICI during the three-month period ended June 30, 2002. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. During the three-month period ended June 30, 2002, Mr. Grant Atkins received from ICI approximately $3,500 as compensation.

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

     As the Company has not and currently is not in the operational stage of generating revenues, the services provided by ICI decreased during the three-month period ended June 30, 2002 as compared to the same period during 2001. As of the date of this Quarterly Report, such services provided by ICI include not only those services listed above related to exploration, administration, public company operations and maintenance of the Company, but also involve the negotiation and due diligence of the Letter Agreement relating to the Ailaoshan joint venture and other possible joint venture projects. Moreover, ICI is continuously sourcing, identifying, investigating and negotiating new business opportunities to present to the board of directors of the Company. Other services provided by ICI include securing of short-term advance financing and sourcing of private placement funding.

     As discussed above, the increase in net loss during the three-month period ended June 30, 2002 as compared to the net loss incurred during the three-month period ended June 30, 2001 is attributable primarily to the gain of $50,000 on the sale of the joint venture interest realized during the three-month period ended June 30, 2001. The Company's net loss during the three-month period ended June 30, 2002 was approximately ($51,090) or ($0.00) per common share compared to a net loss of approximately ($49,317) or ($0.00) per common share during the three-month period ended June 30, 2001. The weighted average number of shares outstanding were 15,213,405 for the three-month period ended June 30, 2002 compared to 14,588,405 for the three-month period ended June 30, 2001 (which were restated to take into account the reverse stock split of 4 to 1).

LIQUIDITY AND CAPITAL RESOURCES

For Three-Month Period Ended June 30, 2002

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

     As of June 30, 2002, the Company's current assets were $250 and its current liabilities were $506,113. As of June 30, 2002, the current liabilities exceeded current assets by $505,863. As of fiscal year ended March 31, 2002, the Company's current assets were $1,196 and its current liabilities were $455,969. As of March 31, 2002, the current liabilities exceeded current assets by $454,773.

     The increase in current liabilities during the three-month period ended June 30, 2002 from fiscal year ended March 31, 2002 was due primarily to an increase in advances payable to related parties.

     Stockholders' deficit increased from ($454,773) for fiscal year ended March 31, 2002 to ($505,863) for the three-month period ended June 30, 2002.

     The Company has not generated positive cash flows from operating activities. For the three-month period ended June 30, 2002, net cash used in operating activities was ($78,125) compared to $17,804 of net cash from operating activities for the three-month period June 30, 2001. As noted above, the decrease was comprised of net changes in working capital items of ($27,035) during the three-month period ended June 30, 2002 compared to net changes in working capital items of $67,121 for the three-month period ended June 30, 2001.

     Net cash flows from financing activities during the three-month period was $77,179 resulting primarily from advances from related parties compared to net cash flows used in financing activities of ($17,183) during the three-month period ended June 30, 2001.

     Net cash flows from investing activities were $-0- during the three-month periods ended June 30, 2002 and 2001.

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

     As of the date of this Quarterly Report, there is a pending settlement agreement between the parties which at a future date may or may not provide for full satisfaction of the claims of the Company. Management intends to aggressively pursue all such legal actions and review further legal remedies against Golden Thunder and Tun Resources.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VEGA-ATLANTIC CORPORATION

Dated: August 12, 2002                      By:  /s/  Grant Atkins
                                            ---------------------------------
                                            Grant Atkins, President and Chief
                                            Executive Officer


Dated: August 12, 2002                       By:  /s/  Herb Ackerman
                                            ----------------------------------
                                            Herb Ackerman, Secretary