Form 10QSB
period 2002-09-30
VEGA ATLANTIC CORP/CO
filed 2002-11-15
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                                 (360) 332-3823
                            -------------------------
                           (Issuer's telephone number)

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

         Yes  X    No
            -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 12, 2002
-----                                       -----------------------------------

Common Stock, $.00001 par value             22,532,110

Transitional Small Business Disclosure Format (check one)

         Yes       No  X
            -----    -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS                                                       2

         INTERIM STATEMENTS OF OPERATIONS                                     3

         INTERIM STATEMENTS OF CASH FLOWS                                     4

         NOTES TO INTERIM FINANCIAL STATEMENTS                                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

ITEM 5.  OTHER INFORMATION                                                   15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    15

SIGNATURES                                                                   15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            VEGA-ATLANTIC CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2002
                                   (Unaudited)





BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS


                                        VEGA-ATLANTIC CORPORATION
                                     (An Exploration Stage Company)

                                             BALANCE SHEETS


                                                                              September 30,      March 31,
                                                                                      2002           2002
                                                                               -----------    -----------
                                                                               (Unaudited)  (Consolidated,
                                                 ASSETS                                            Note 2)

CURRENT ASSETS
   Cash                                                                        $        96    $     1,196
   Accounts receivable (Note 5)                                                     25,000           --
                                                                               -----------    -----------

                                                                               $    25,096    $     1,196
                                                                               ===========    ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $    50,436    $    88,588
   Advances from related parties (Note 4)                                          182,351        367,381
                                                                               -----------    -----------

                                                                                   232,787        455,969
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 20,000,000 shares authorized,
      nil shares issued and outstanding                                               --             --
   Common stock, $.00001 par value, 100,000,000 shares authorized
      15,213,405 (March 31, 2002 - 15,213,405) shares issued and outstanding           339            339
   Additional paid-in capital                                                    9,367,586      9,367,586
   Obligation to issue shares (Note 4)                                             219,561           --
   Treasury stock (Note 5)                                                         (12,000)          --
   Deficit accumulated during the exploration stage                             (9,783,177)    (9,822,698)
                                                                               -----------    -----------

   Total stockholders' equity (deficit)                                           (207,691)      (454,773)
                                                                               -----------    -----------

                                                                               $    25,096    $     1,196
                                                                               ===========    ===========


CONTINGENCIES (Note 1)



           The accompanying notes are an integral part of these interim financial statements


                                                     VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)

                                                 INTERIM STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                              Three           Three                                      January 28,
                                                             months          months      Six months      Six months            1987
                                                              ended           ended           ended           ended     (inception)
                                                          September       September       September       September    to September
                                                           30, 2002        30, 2001        30, 2002        30, 2001        30, 2002
                                                       ------------    ------------    ------------    ------------    ------------
                                                                      (Consolidated,                  (Consolidated,
                                                                             Note 2)                         Note 2)
EXPLORATION EXPENSES
  Joint venture acquisition costs                      $       --      $       --      $       --      $       --      $  1,278,439
  Claims staking and exploration                               --              --              --              --           112,384
  Research and development                                     --              --              --              --           783,182
                                                       ------------    ------------    ------------    ------------    ------------

                                                               --              --              --              --         2,174,005
                                                       ------------    ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting fees                                              --              --              --              --           132,750
  Directors' fees (recovery)                                   --           (32,766)           --           (28,266)         49,500
  Office and general                                         57,327          55,273          87,374         116,302       3,600,795
  Interest expense                                            6,811           5,611          16,294          15,756         240,219
  Professional fees                                           7,251           5,765          18,811          29,408         316,766
  Stock-based compensation                                     --              --              --              --           262,247
  Gain on settlement of debt                                   --              --              --              --           (66,267)
  Gain on sale of joint venture interest                       --              --              --           (50,000)        (69,318)
                                                       ------------    ------------    ------------    ------------    ------------

                                                             71,389          33,883         122,479          83,200       4,466,692
                                                       ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE THE FOLLOWING                          (71,389)        (33,883)       (122,479)        (83,200)     (6,640,697)

  Gain on settlement of lawsuit (Note 5)                    162,000         657,066         162,000         657,066         819,066
  Loss on settlement of convertible promissory notes           --              --              --              --        (1,754,917)
                                                       ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM
CONTINUING OPERATIONS                                        90,611         623,183          39,521         573,866      (7,576,548)

DISCONTINUED OPERATIONS
  Loss from discontinued operations of Century
      Manufacturing, Inc.                                      --              --              --              --        (2,206,629)
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD                       $     90,611    $    623,183    $     39,521    $    573,866    $ (9,783,177)
                                                       ============    ============    ============    ============    ============



BASIC INCOME PER SHARE                                 $       0.01    $       0.04    $       0.00    $       0.04
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                              15,213,405      14,588,405      15,213,405      14,588,405
                                                       ============    ============    ============    ============


                         The accompanying notes are an integral part of these interim financial statements


                                              VEGA-ATLANTIC CORPORATION
                                           (An Exploration Stage Company)

                                          INTERIM STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                                            January 28,
                                                                              Six months     Six months           1987
                                                                                   ended          ended (inception) to
                                                                            September 30,  September 30,  September 30,
                                                                                    2002           2001           2002
                                                                             -----------    -----------    -----------
                                                                                          (Consolidated,
                                                                                                 Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                           $    39,521    $   573,866    $(9,783,177)
  Adjustments to reconcile net loss to net cash from operating activities:

  - non-cash loss on sale of subsidiary                                             --             --        1,687,000
  - non-cash gain on sale of joint venture                                          --             --          (19,318)
  - non-cash research and development expense                                       --             --          783,182
  - non-cash interest recognized through discount adjustment                        --             --           31,818
  - common stock issued in settlement of debt                                       --             --           84,992
  - impairment of interest in mineral properties                                    --             --        1,303,611
  - stock-based compensation                                                        --             --          262,247
  - loss on settlement of convertible promissory notes                              --             --        1,754,917
  - gain on settlement of debt, net of current period accrual                       --             --          (61,267)
  - gain on settlement of lawsuit, net of current period interest accrual           --         (657,066)      (651,316)
  - gain on sale of joint venture interest                                          --             --          (50,000)
  - gain on return of Treasury stock                                             (12,000)                      (12,000)
  - management fees accrued                                                      115,050                       115,050
  - net changes in working capital items                                         (63,152)        93,934        329,449
                                                                             -----------    -----------    -----------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                    79,389        10,734      (4,224,812)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances repaid to related parties - net                                       (80,519)       (11,133)     1,441,453
  Interest paid                                                                     --             --           (1,433)
  Convertible notes                                                                 --             --           99,500
  Obligation to issue shares                                                     219,561           --          219,561
  Sale of common stock                                                              --             --        3,357,000
                                                                             -----------    -----------    -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                   (80,519)       (11,133)     4,896,520
                                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition and exploration                                      --             --         (622,567)
  Purchase of subsidiaries, net of cash acquired                                    --             --          (99,045)
  Proceeds from sale of joint venture interest                                      --             --           50,000
                                                                             -----------    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES                                             --             --         (671,612)
                                                                             -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                                       (1,100)          (399)            96

CASH, BEGINNING OF PERIOD                                                          1,196          1,442           --
                                                                             -----------    -----------    -----------

CASH, END OF PERIOD                                                          $        96    $     1,043    $        96
                                                                             ===========    ===========    ===========

Non-cash transactions:   Refer to Note 4.


                   The accompanying notes are an integral part of these interim financial statements

                                                          4

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 1:  NATURE AND CONTINUANCE OF OPERATIONS
--------------------------------------------------------------------------------

The Company is an exploration stage company and to date has not commenced any commercial operations or generated any revenues. Due to the inability to raise sufficient capital, the Company has either sold or disposed of its interests in mineral properties.

At September 30, 2002, the Company had a working capital deficiency of $207,691 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation
The comparative financial statements have been prepared on a consolidated basis and include the accounts of the Company and its 100% owned subsidiaries, Polar Explorations Ltd. and Alaskan Explorations Corp. which were sold during May, 2001. All significant intercompany transactions and account balances have been eliminated.

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

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

Net Earnings (Loss) per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic earnings per share as the potentially dilutive factors are anti-dilutive to basic earnings per share.

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

NOTE 3:  EMPLOYEE STOCK OPTION PLAN
--------------------------------------------------------------------------------

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

As of March 31, 2002 and September 30, 2002, 487,500 options with an exercise price of $1.00 per share of common stock are outstanding and during the period, no options had been exercised or forfeited, and no options had expired.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 4:  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period ended September 30, 2002 the Company incurred managerial, administrative and investor relation services of $59,550 (2001 - $120,200) to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999. A director of the Company provides consulting services to ICI and was paid approximately $5,325 during the period ended September 30, 2002 (2001 - $6,000). On August 22, 2002 the Company committed to issue 7,318,705 common shares in settlement of $219,561 of debts to ICI and other related parties. As at September 30, 2002 this settlement amount has been recorded as an obligation to issue shares as the shares were issued subsequently. As at September 30, 2002, $162,210 is owed to ICI (2001 - $238,853 plus $9,778 accrued interest).

In addition, at September 30, 2002 $20,140 is owing to certain shareholders for cash advances and accrued interest at 9% per annum (March 31, 2002 - $5,722). The balance of amounts owing to certain shareholders are unsecured and without any specified terms of repayment.

NOTE 5:  LITIGATION
--------------------------------------------------------------------------------

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

On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in Tun Resources. The 80% interest in Tun Resources was purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 (subsequently extended to February 15, 2001, and further extended to the date of the vendor's next annual shareholder meeting) and the issuance of 400,000 restricted shares in the capital of the Company valued at $672,000.

On December 12, 2000, as amended on February 9, 2001, the Company provided an offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 400,000 shares owned by Golden Thunder in consideration for $113,750. The Company also issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder have voted to accept or reject the amended offer dated February 9, 2001. Subsequently, the amended offer was rejected by the shareholders of Golden Thunder. The Company then initiated legal proceedings against Golden Thunder and Tun Resources for breaches of the Acquisition Agreement and other causes of action, and sought damages of in excess of $800,000. Golden Thunder and Tun Resources then filed a statement of defense alleging that the Company breached the acquisition agreement. Accordingly, for accounting purposes effective March 31, 2001 the Company ceased consolidating the assets, liabilities and operations of Tun Resources in its financial statements and recorded a loss on impairment of $990,645 relating to this investment.

During the quarter ended September 30, 2002, for consideration of $150,000 of which $125,000 had been received as at September 30, 2002, the Company entered into an agreement in settlement of its lawsuit with Golden Thunder and Tun Resources. Effective November 1, 2002, upon receipt of the final $25,000, the Company released all of its claims against Golden Thunder and Tun Resources and Golden Thunder and Tun Resources returned 400,000 shares to the company which will be cancelled, resulting in an additional gain on settlement of $12,000.

NOTE 6:  INCOME TAXES
--------------------------------------------------------------------------------

Income taxes are provided pursuant to SFAS No. 109, Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

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

     During the prior fiscal year, the Company was unable to timely provide the required aggregate amount of $1,180,000 by February 15, 2001. On February 9, 2001, the Company provided an amended letter of offer to Golden Thunder that outlined an offer to (i) purchase the remaining 20% of Tun Resources; (ii) repurchase all of the Company's 400,000 (post-split) shares of common stock from Golden Thunder; and (iii) request an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder voted to accept or reject the offer (the "Letter Offer"). The Letter Offer was presented to the shareholders of Golden Thunder for their approval and such approval was not received.

     On July 8, 2001, the Company filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder Resources Ltd. and Tun Resources Inc. as defendants ("Action No. 5013872"). On November 1, 2002, the Company, Tun Resources and Golden Thunder entered into a settlement agreement and release of all claims (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, (i) Tun Resources and Golden Thunder paid to the Company $150,000.00;
(ii) the Company released Tun Resources and Golden Thunder from any and all claims arising directly or indirectly from Action No. 5013872; and (iii) Golden Thunder returned to the Company its stock certificate evidencing the 1,600,000 (400,000 post-split) shares of restricted common stock, which will be cancelled. See "Part II. Item 1. Legal Proceedings" for further disclosure.

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

     As of the date of this Quarterly Report, management of the Company does not believe that a definitive agreement will be consummated nor that any other China-based venues will be pursued.

Investment in Other Ventures

     As of the date of this Quarterly Report, management seeks to develop business opportunities that may exclude resources exploration and production programs. Activities in China have been difficult to attract investment to fund exploration and development of initiatives.

RESULTS OF OPERATION

Six-Month Period Ended September 30, 2002 Compared to Six-Month Period Ended September 30, 2001

     The Company's net income for the six-month period ended September 30, 2002 was approximately $39,521 compared to net income of approximately $573,866 for the six-month period ended September 30, 2001.

     During the six-month periods ended September 30, 2002 and 2001, the Company did not incur any exploration expenses primarily due to the decrease in investment relating to its Chinese joint venture projects.

     During the six-month period ended September 30, 2002, the Company recorded general and administrative expenses of approximately $122,479 compared to general and administrative expenses of approximately $133,200 incurred during the six-month period ended September 30, 2001 (an increase of $39,279). Although the Company actually incurred $122,479 of general and administrative expenses (resulting in net loss of $122,479), such loss was offset by $162,000 realized as a gain from settlement of the litigation with Tun Resources and Golden Thunder, resulting in net income of $39,521. And, although the Company actually incurred $133,200 of general and administrative expenses during the six-month period ended September 30, 2001, such expenses were offset by $50,000 realized as gain on the sale of Alaskan Explorations Corp. and related Lemachang silver deposit Sino-Foreign joint venture interest, $28,266 from recovery of directors' fees, and $657,066 realized as a gain from settlement of the litigation with Tun Resources and Golden Thunder, resulting in net gain of $573,866.

     The increase in general and administrative expenses during the six-month period ended September 30, 2002 compared to the six-month period ended September 30, 2001 was primarily due to an increase in office and general expenses which related to the scale and scope of overall business activity during such period. During the six-month period ended September 30, 2002, the Company's general and administrative expenses consisted of: (i) $87,374 in office and general expenses; (ii) $18,811 in professional fees; and (iii) $16,294 in interest expense. During the six-month period ended September 30, 2001, the Company's general and administrative expenses consisted of (i) $116,302 in office and general expenses; (ii) $29,408 in professional fees; and (iii) $15,756 in interest expense. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, and consulting costs and professional fees.

     Of the $122,479 incurred as general and administrative expenses incurred during the six-month period ended September 30, 2002, the Company incurred to Investor Communications International, Inc. ("ICI") approximately $59,550 for amounts due and owing for managerial, administrative, financial and investor relation services rendered by ICI. This resulted in an aggregate of approximately $303,097 due and owing. Therefore, the Company and ICI entered into a settlement agreement dated August 22, 2002 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, (i) the Company agreed to settle an aggregate debt of $140,887.31 due and owing ICI as of August 22, 2002, including accrued interest, by the issuance of 4,696,244 shares of its restricted common stock at the rate of $0.03 per share (which is the average of the price of the Company's common stock trading on the OTC Bulletin Board, which sold from July 1, 2002 through August 22, 2002, discounted by 25%); and (ii) ICI agreed to accept the issuance of the 4,696,244 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it. See "Part II. Other Information. Item 2. Changes in Use of Proceeds and Securities". One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. During the six-month period ended September 30, 2002, Mr. Grant Atkins received from ICI approximately $5,325 as compensation.

     The Company and ICI entered into a two-year consulting services and management agreement dated April 1, 1999 whereby ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (v) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On April 1, 2001, the Company and ICI renewed its consulting services and management agreement for an additional two-year period.

     As the Company has not and currently is not in the operational stage of generating revenues, the services provided by ICI decreased during the six-month period ended September 30, 2002 as compared to the same period during 2001. As of the date of this Quarterly Report, such services provided by ICI include not only those services listed above related to exploration, administration, public company operations and maintenance of the Company, but also involved the negotiation and due diligence of future business prospects and the negotiation and settlement of the litigation with Tun Resources and Golden Thunder. Moreover, ICI is continuously sourcing, identifying, investigating and negotiating new business opportunities to present to the board of directors of the Company. Other services provided by ICI include securing short-term advance financing and sourcing of private placement funding.

     As discussed above, the decrease in net income during the six-month period ended September 30, 2002 as compared to net income during the six-month period ended September 30, 2001 is attributable primarily to the gain of $657,066 realized from the settlement of the litigation with Tun Resources and Golden Thunder and the gain of $50,000 realized from the sale of the joint venture interest during the six-month period ended September 30, 2001. The Company's net income during the six-month period ended September 30, 2002 was approximately $39,521 or $0.00 per common share compared to net income of approximately $573,866 or $0.04 per common share during the six-month period ended September 30, 2001. The weighted average number of shares outstanding were 15,213,405 for the six-month period ended September 30, 2002 compared to 14,588,405 for the six-month period ended September 30, 2001 (which were restated to take into account the reverse stock split of 4 to 1).

LIQUIDITY AND CAPITAL RESOURCES

For Six-Month Period Ended September 30, 2002

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

     Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $500,000 of financing designed to fund business operations. From the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on the successful settlement of its claims against Tun Resources and Golden Thunder and to obtain advances from certain investors and related parties, as necessary.

     As of September 30, 2002, the Company's current assets were $25,096 and its current liabilities were $232,787. As of September 30, 2002, the current liabilities exceeded current assets by $207,691. As of fiscal year ended March 31, 2002, the Company's current assets were $1,196 and its current liabilities were $455,969. As of March 31, 2002, the current liabilities exceeded current assets by $454,773.

     The decrease in current liabilities during the six-month period ended September 30, 2002 from fiscal year ended March 31, 2002 was due primarily to a decrease in amounts owed as advances from related parties. See "Part II. Other Information. Item 2. Changes in Use of Proceeds and Securities".

     Stockholders' deficit decreased from ($454,773) for fiscal year ended March 31, 2002 to ($207,691) for the six-month period ended September 30, 2002.

     The Company has not generated positive cash flows from operating activities. For the six-month period ended September 30, 2002, net cash from operating activities was ($79,389) compared to $10,734 of net cash from operating activities for the six-month period September 30, 2001. As noted above, the increase was comprised of (i) a decrease of net income to $39,521 during the period ended September 30, 2002 compared to net income of $573,866 during the six-month period ended September 30, 2001; (ii) net changes in working capital items of ($63,152) during the six-month period ended September 30, 2002 compared to net changes in working capital items of $93,934 for the six-month period ended September 30, 2001; (iii) adjustment of ($657,066) from settlement of litigation with Tun Resources and Golden Thunder during the six-month period ended September 30, 2001 compared to $-0- adjustment during the six-month period ended September 30, 2002; and (iv) management fees accrued of $115,050 during the six-month period ended September 30, 2002 compared to $-0-during the six-month period ended September 30, 2001.

     Net cash flows used in financing activities during the six-month period ended September 30, 2002 were ($80,519) resulting primarily from obligations to issue shares of restricted common stock pursuant to debt settlements compared to net cash flows used in financing activities of ($11,133) during the six-month period ended September 30, 2001.

     Net cash flows from investing activities were $-0- during the six-month periods ended September 30, 2002 and 2001.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tun Resources Litigation

     On July 8, 2001, the Company filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder Resources Ltd. and Tun Resources Inc. as defendants ("Action No. 5013872"). The Company alleged in the Statement of Claim that certain representations were made by the defendants to the Company as follows: (i) Tun Resources had good and marketable title to its assets; (ii) the consideration paid by the Company was good and valuable consideration for acquisition of the shares in Tun Resources; (iii) the intercorporate loan financing, which was to be provided by financing arranged by private investments and therefore the joint ventures were marketable; and (iv) the control of Tun Resources would be transferred to the Company upon closing of the Acquisition Agreement. The Company alleged in the Statement of Claim that such representations were false and untrue and that the defendants made the representations fraudulently or negligently knowing them to be untrue or recklessly without caring whether they were true or false and that (i) the title Tun Resources had to the assets was not good and marketable and was considerably lower in value than represented to the Company; (ii) the consideration paid by the Company to acquire the shares of Tun Resources was excessive and not good and valuable consideration; (iii) the intercorporate loan could not be raised in the manner agreed upon by the Company and defendants; and (iv) the board of directors of Golden Thunder and Tun Resources refused or neglected to replace the board of directors of Tun Resources with the board of directors of Golden Thunder. The Company further alleged in the Statement of Claim that (i) the defendants made such representations to the Company in order to induce the Company to enter into the Acquisition Agreement; (ii) the Company reasonably relied upon the representations made to it by the Defendants; and (iii) such misrepresentations are breaches of material terms of the Acquisition Agreement and have caused the Company loss and damages. The Company sought general and special damages in excess of $800,000.00.

     On August 2, 2001, Tun Resources and Golden Thunder filed its Statement of Defense in which it alleged that the Company breached the Acquisition Agreement by its failure to provide funding in the amount of $1,180,000 to Tun Resources and that such failure to provide the required funding adversely affected the value of assets to be purchased by the Company.

     On November 1, 2002, the Company, Tun Resources and Golden Thunder entered into a settlement agreement and release of all claims (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, (i) Tun Resources and Golden Thunder paid to the Company $150,000.00; (ii) the Company released Tun Resources and Golden Thunder from any and all claims arising directly or indirectly from Action No. 5013872; and (iii) Golden Thunder returned to the Company its stock certificate evidencing the 1,600,000 (400,000 post-split) shares of restricted common stock, which will be cancelled.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 22, 2002, the board of directors of the Company authorized the execution of settlement agreements between the Company and certain creditors of the Company, and the subsequent issuance of 7,318,705 shares of its restricted common stock.

     (a) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $140,887.31 to ICI for prior services rendered by ICI on behalf of the Company including, but not limited to, financial, administrative, investor relations and minerals, oil and gas acquisition, exploration and management. Therefore, the Company and ICI entered into a settlement agreement dated August 22, 2002 (the "ICI Settlement Agreement"). Pursuant to the terms of the ICI Settlement Agreement, (i) the Company agreed to settle the $140,887.31 debt due and owing ICI by the issuance of 4,696,244 shares of its restricted common stock at the rate of $0.03 per share (which is the average of the price of the Company's common stock trading on the OTC Bulletin Board, which were sold from July 1, 2002 through August 22, 2002, discounted by 25%); and (ii) ICI agreed to accept the issuance of the 4,696,244 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the ICI Settlement Agreement.

     (b) The Company has incurred a debt inclusive of accrued interest in the aggregate amount of $36,486.42 to Tri Star Financial Services, Inc. ("Tri Star") pursuant to prior advances made by Tri Star to the Company. Therefore, the Company and Tri Star entered into a settlement agreement dated August 22, 2002 (the "Tri Star Settlement Agreement"). Pursuant to the terms of the Tri Star Settlement Agreement, (i) the Company agreed to settle the $36,486.42 debt due and owing Tri Star by the issuance of 1,216,214 shares of its restricted common stock at the rate of $0.03 per share (which is the average of the price of the Company's common stock trading on the OTC Bulletin Board, which were sold from July 1, 2002 through August 22, 2002, discounted by 25%); and (ii) Tri Star agreed to accept the issuance of the 1,216,214 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the Tri Star Settlement Agreement.

     (c) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $42,187.41 to Brent Pierce, an individual ("Pierce") pursuant to prior advances made by Pierce to the Company. Therefore, the Company and Pierce entered into a settlement agreement dated August 22, 2002 (the "Pierce Settlement Agreement"). Pursuant to the terms of the Pierce Settlement Agreement, (i) the Company agreed to settle the $42,187.41 debt due and owing Pierce by the issuance of 1,406,247 shares of its restricted common stock at the rate of $0.03 per share (which is the average of the price of the Company's common stock trading on the OTC Bulletin Board, which were sold from July 1, 2002 through August 22, 2002, discounted by 25%); and (ii) Pierce agreed to accept the issuance of the 1,406,247 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing him as of the date of the Pierce Settlement Agreement.

     As a result of the issuance of the 7,318,705 shares of restricted common stock pursuant to the ICI Settlement Agreement, the Tri Star Settlement Agreement and the Pierce Settlement Agreement, there was a change in control of the Company. The following table sets forth the name and address, as of the date of this Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officers and director, and all officers and directors as a group. As of the date of this Quarterly Report, there are 22,532,110 shares of the Company's common stock issued and outstanding (which includes the 400,000 shares of common stock returned by Golden Thunder but have not yet been cancelled).

--------------------------------------------------------------------------------
Title of Class     Name and Address of         Amount and Nature      Percent of
                    Beneficial Owner                of Class             Class
--------------------------------------------------------------------------------

                                                           (1)
Common Stock     Investor Communications           5,696,244             25.28%
                  International, Inc.
                 435 Martin Street
                 Suite 2000
                 Blaine, Washington 98320

                                                           (1)
Common Stock     TriStar Financial Services, Inc.  1,216,214              5.40%
                 435 Martin Street, Suite 2000
                 Blaine, Washington 98270

                                                           (1)
Common Stock     Alexander W. Cox                  4,763,300             21.14%
                 428 - 755 Burrard Street
                 Vancouver, British Columbia
                 Canada V6Z 1X6

                                                           (2)
Common Stock     Brent Pierce                      1,696,497              6.46%
                 16377 Lincoln Woods Court
                 Surrey, British Columbia
                 Canada V3S 0J8

                                                           (3)
Common Stock     Pacific Rim Financial, Inc.       1,133,300              5.03%
                 60 Market Square
                 P.O. Box 364
                 Belize City, Belize

                                                           (1)(4)
Common Stock     All officers and directors            5,000              0.003%
                 as a group (2 persons)
--------------------------------------------------------------------------------

   (1)
   These are restricted shares of common stock.
   (2)
   Of the 1,696,497 shares held of record by Brent Pierce, 290,250 shares are free-trading.
   (3)
   Of the 1,133,300 shares held of record by Pacific Rim Financial, Inc., 300,000 are free-trading.
   (4)
   Excludes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase an aggregate of 75,000 shares of restricted common stock at $0.25 per share.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         99.2 Certification Pursuant to 18 U.S.C. Section 1350.

     (b) Reports

         Report on Form 8-K filed on November 14, 2002.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VEGA-ATLANTIC CORPORATION

Dated: November 14, 2002                    By:  /s/  Grant Atkins
                                            ---------------------------------
                                            Grant Atkins, President and Chief
                                            Executive Officer


Dated: November 14, 2002                    By:  /s/  Herb Ackerman
                                            ----------------------------------
                                            Herb Ackerman, Secretary

                                  CERTIFICATION

I, Grant Atkins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Vega-Atlantic Corporation (the "Registrant" or the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within thirty (30) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002               /s/ Grant Atkins
       -----------------               -----------------------------------------
                                       Grant Atkins, President and
                                       Chief Executive Officer