Form 10QSB
period 2002-12-31
VEGA ATLANTIC CORP/CO
filed 2003-02-14
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

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

         Yes  X    No
            -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of February 6, 2003
------                                      ------------------------------------

Common Stock, $.00001 par value             22,132,110

Transitional Small Business Disclosure Format (check one)

         Yes       No   X
            -----     -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 1

         BALANCE SHEETS                                                       2

         INTERIM STATEMENTS OF OPERATIONS                                     3

         INTERIM STATEMENTS OF CASH FLOWS                                     4

         NOTES TO INTERIM FINANCIAL STATEMENTS                                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            9

ITEM 3. CONTROLS AND PROCEDURES                                              14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 18

ITEM 5.  OTHER INFORMATION                                                   18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    18

SIGNATURES                                                                   18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

                            VEGA-ATLANTIC CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)



BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS


                                              VEGA-ATLANTIC CORPORATION
                                           (An Exploration Stage Company)

                                                    BALANCE SHEETS


                                                                                         December 31,       March 31,
                                                                                                2002            2002
                                                                                        ------------    ------------
                                                                                                       (Consolidated,
                                                                                         (Unaudited)          Note 2)
                                                         ASSETS

CURRENT ASSETS
   Cash                                                                                 $        241    $      1,196
                                                                                        ------------    ------------

                                                                                        $        241    $      1,196
                                                                                        ============    ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                             $     56,850    $     88,588
   Advances from related parties (Note 4)                                                    381,289         367,381
                                                                                        ------------    ------------

                                                                                             438,139         455,969
                                                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value; 20,000,000 shares authorized,
      nil shares issued and outstanding                                                         --              --
   Common stock, $.00001 par value, 100,000,000 shares authorized
      22,132,110 (March 31, 2002 - 15,213,405) shares issued and outstanding (Note 7)            408             339
   Additional paid-in capital                                                              9,575,078       9,367,586
   Deficit accumulated during the exploration stage                                      (10,013,384)     (9,822,698)
                                                                                        ------------    ------------

   Total stockholders' equity (deficit)                                                     (437,898)       (454,773)
                                                                                        ------------    ------------

                                                                                        $        241    $      1,196
                                                                                        ============    ============


CONTINGENCIES (Note 1)



                 The accompanying notes are an integral part of these interim financial statements.


                                                    VEGA-ATLANTIC CORPORATION
                                                  (An Exploration Stage Company)

                                                 INTERIM STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                              Three           Three            Nine            Nine      January 28,
                                                             months          months          months          months            1987
                                                              ended           ended           ended           ended  (inception) to
                                                           December        December        December        December        December
                                                           31, 2002        31, 2001        31, 2002        31, 2001        31, 2002
                                                       ------------    ------------    ------------    ------------    ------------
                                                                      (Consolidated,                  (Consolidated,
                                                                             Note 2)                         Note 2)
EXPLORATION EXPENSES
  Joint venture acquisition costs                      $       --      $       --      $       --      $       --      $  1,278,439
  Claims staking and exploration                               --              --              --              --           112,384
  Research and development                                     --              --              --              --           783,182
                                                       ------------    ------------    ------------    ------------    ------------

                                                               --              --              --              --         2,174,005
                                                       ------------    ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting fees                                           150,000            --           150,000            --           544,997
  Directors' fees (recovery)                                   --           (33,000)           --           (61,266)         49,500
  Office and general                                         57,999          77,962         145,373         194,264       3,658,794
  Interest expense                                           10,938           5,375          27,232          21,131         251,157
  Professional fees                                          11,270          13,413          30,081          42,821         328,036
  Gain on settlement of debt                                   --              --              --              --           (66,267)
  Gain on sale of joint venture interest                       --              --              --           (50,000)        (69,318)
                                                       ------------    ------------    ------------    ------------    ------------

                                                            230,207          63,750         352,686         146,950       4,696,899
                                                       ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE THE FOLLOWING                         (230,207)        (63,750)       (352,686)       (146,950)     (6,870,904)

  Gain on settlement of lawsuit (Note 5)                       --              --           162,000         657,066         819,066
  Loss on settlement of convertible promissory notes           --              --              --              --        (1,754,917)
                                                       ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM
CONTINUING OPERATIONS                                      (230,207)           --          (190,686)        510,116      (7,806,755)

DISCONTINUED OPERATIONS
  Loss from discontinued operations of Century
      Manufacturing, Inc.                                      --              --              --              --        (2,206,629)
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD                       $   (230,207)   $    (63,750)   $   (190,686)   $    510,116    $(10,013,384)
                                                       ============    ============    ============    ============    ============



BASIC EARNINGS PER SHARE                               $      (0.01)   $      (0.00)   $      (0.01)   $       0.03
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                              22,132,110      14,861,503      17,528,026      14,679,768
                                                       ============    ============    ============    ============


                         The accompanying notes are an integral part of these interim financial statements.


                                                VEGA-ATLANTIC CORPORATION
                                             (An Exploration Stage Company)
                                            INTERIM STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                                         January 28, 1987
                                                                              Nine months     Nine months      (inception)
                                                                           ended December  ended December     to December
                                                                                 31, 2002        31, 2001        31, 2002
                                                                             ------------    ------------    ------------
                                                                                            (Consolidated,
                                                                                                   Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                           $   (190,686)   $    510,116    $(10,013,384)
  Adjustments to reconcile net loss to net cash from operating activities:

  - non-cash loss on sale of subsidiary                                              --              --         1,687,000
  - non-cash gain on sale of joint venture                                           --              --           (19,318)
  - non-cash research and development expense                                        --              --           783,182
  - non-cash interest recognized through discount adjustment                         --              --            31,818
  - common stock issued in settlement of debt                                        --              --            84,992
  - impairment of interest in mineral properties                                     --              --         1,303,611
  - stock-based compensation                                                         --              --           262,247
  - loss on settlement of convertible promissory notes                               --              --         1,754,917
  - gain on settlement of debt,                                                      --              --           (61,267)
  - gain on settlement of lawsuit                                                    --          (657,066)       (651,316)
  - gain on sale of joint venture interest                                           --              --           (50,000)
  - non-cash gain on settlement of lawsuit                                        (12,000)           --           (12,000)
  - consulting and administration fees accrued                                    320,050            --           320,050
  - net changes in non-cash working capital items                                 (31,738)        148,363         360,863
                                                                             ------------    ------------    ------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                     85,626           1,413      (4,218,605)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (repaid to) related parties - net                                 (86,581)           --         1,435,391
  Interest paid                                                                      --            (1,883)         (1,433)
  Convertible notes                                                                  --              --            99,500
  Sale of common stock                                                               --              --         3,357,000
                                                                             ------------    ------------    ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                    (86,581)         (1,883)      4,890,458
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition and exploration                                       --              --          (622,567)
  Purchase of subsidiaries, net of cash acquired                                     --              --           (99,045)
  Proceeds from sale of joint venture interest                                       --              --            50,000
                                                                             ------------    ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                              --              --          (671,612)
                                                                             ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                          (955)           (470)            241

CASH, BEGINNING OF PERIOD                                                           1,196           1,442            --
                                                                             ------------    ------------    ------------

CASH, END OF PERIOD                                                          $        241    $        972    $         96
                                                                             ============    ============    ============

Non-cash transactions:   Refer to Notes 4 and 5.



                    The accompanying notes are an integral part of these interim financial statements.

                                                           4

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)

NOTE 1: NATURE AND CONTINUANCE OF OPERATIONS
--------------------------------------------------------------------------------

The Company is an exploration stage company and to date has not commenced any commercial operations or generated any revenues. Due to the inability to raise sufficient capital, the Company has either sold or disposed of its interests in mineral properties.

At December 31, 2002, the Company had a working capital deficiency of $437,898 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.


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

                            VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

Comparative figures
Certain of the comparative figures have been restated to conform to the current period's presentation.

NOTE 3: EMPLOYEE STOCK OPTION PLAN
--------------------------------------------------------------------------------

On May 1, 2000, the shareholders of the Company as represented by 51% of the issued and outstanding common shares of the Corporation voted to approve the creation of an employee stock option plan (the "Old SOP"). The plan extends for a 10-year term and consists of 500,000 share options priced at $1.00 per share.

All options granted expire on April 30, 2010. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the plan will not be in lieu of salary of other compensation for services.

As of March 31, 2002 and December 31, 2002, 487,500 options with an exercise price of $1.00 per share of common stock are outstanding and during the nine month period ended December 31, 2002, no options had been exercised or forfeited, and no options had expired. Subsequent to December 31, 2002, the Old SOP and the options issued thereon were cancelled. (See Note 7.)

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2002
                                  (Unaudited)

NOTE 4: RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the nine month period ended December 31, 2002 the Company incurred expenses for managerial, administrative and investor relation services in the amount of $170,050 (2001 - $194,650) to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999 and a further $150,000 for additional consulting services during the third quarter. The Company accrued $22,249 in interest payable, received advances of $15,956 and repaid $133,200 to ICI. A director of the Company provides consulting services to ICI and was paid approximately $17,325 during the nine month period ended December 31, 2002 (2001 - $3,400). Additionally, the Company issued 4,696,244 common shares to ICI at $0.03 per share in satisfaction of $140,887 in debts. As at December 31, 2002, $350,210 plus $8,594 in accrued interest at 10% per annum is owed to ICI (2001 - $251,128 plus $23,508 accrued interest). The balance of amounts owing to ICI is unsecured and without any specified terms of repayment.

During the nine month period ended December 31, 2002, the Company received advances of $3,603 and accrued $4,810 in interest due to certain shareholders. Additionally, the Company issued 2,622,461 common shares to these certain shareholders at $0.03 per share in satisfaction of $78,674 in debts. As at December 31, 2002, $22,485 is owing to certain shareholders for cash advances and accrued interest at 10% per annum (2001 - $92,746). The balance of amounts owing to certain shareholders are unsecured and without any specified terms of repayment.

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

During the nine month period ended December 31, 2002, for consideration of $150,000 and the return to Treasury of the 400,000 shares owned by Golden Thunder, the Company entered into an agreement in settlement of its lawsuit with Golden Thunder and Tun Resources resulting in a gain on settlement of $162,000. Effective November 1, 2002, upon receipt of the final $25,000, the Company released all of its claims against Golden Thunder and Tun Resources. During the nine month period ended December 31, 2002, the Company cancelled the 400,000 shares previously returned to Treasury.

                           VEGA-ATLANTIC CORPORATION
                         (An Exploration Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2002
                                  (Unaudited)

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

NOTE 7: SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On February 2, 2003, the Company filed an Information Statement with the Securities and Exchange Commission ("SEC") to obtain approval for a reverse stock split and a new Stock Option Plan ("New SOP"). The Company is seeking a reverse stock split of up to one-for-twenty which is planned to become effective on or about March 31, 2003.

The New SOP shall be deemed to be effective as of March 25, 2003. The New SOP provides authority for the Board to grant Options, for the purchase of a total number of shares of the Company's post reverse-split common stock, not to exceed 3,000,000. The New SOP also provides that in no event may the maximum number of shares reserved for any one individual exceed 15% of the issued and outstanding share capital of the Company. The option period of options granted under the New SOP shall be up to 10 years and the option price per share shall be no less than the fair market value of a share of common stock on the date of grant of the stock option.

Subsequent to December 31, 2002, the Company's Old SOP was cancelled and the options issued thereon were cancelled.

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Vega-Atlantic Corporation, a Colorado corporation (the "Company"), currently trades on the OTC Bulletin Board under the symbol "VATL" and the Frankfurt Stock Exchange under the symbol "VGA" (WKN: 936303).

CURRENT BUSINESS OPERATIONS

     Investment in Other Ventures

     As of the date of this Quarterly Report, management has sought to develop a diversified international resources exploration, development and production program. Management currently has various business acquisitions under review. The Company may, subject to due diligence, seek investment and business acquisitions in other industries unrelated to resource exploration.

PRIOR OPERATIONAL HISTORY

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

     During the prior fiscal year and in accordance with, and due to, the terms of the Acquisition Agreement, the Company was unable to timely provide the required aggregate amount of $1,180,000 by February 15, 2001. On February 9, 2001, the Company provided an amended letter of offer to Golden Thunder that outlined an offer to: (i) purchase the remaining twenty percent (20%) of Tun Resources; (ii) repurchase all of the Company's 400,000 (post-split) shares of Common Stock from Golden Thunder; and (iii) request an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder voted to accept or reject the offer (the "Letter Offer"). The Letter Offer was presented to the shareholders of Golden Thunder for their approval and such approval was not received.

     On July 8, 2001, the Company filed a Statement of Claim in the Supreme Court of British Columbia naming Golden Thunder and Tun Resources as defendants ("Action No. 5013872"). On November 1, 2002, the Company, Tun Resources and Golden Thunder entered into a settlement agreement and release of all claims (the `Settlement Agreement"). Pursuant to the terms of the Settlement Agreement:
(i) Tun Resources and Golden Thunder paid to the Company $150,000.00; (ii) the Company released Tun Resources and Golden Thunder from any and all claims arising directly or indirectly from Action No. 5013872; and (iii) Golden Thunder returned to the Company its stock certificate evidencing the 1,600,000 (400,000 post-split) shares of restricted common stock, which were cancelled. See "PART
II. OTHER INFORMATION. ITEM 1. LEGAL PROCEEDINGS."

     The Ailaoshan/Xiaoshuijing Gold Project

     On May 4, 2000, the Company entered into a letter agreement with the No. 1 Geological Brigade of the Yunnan Bureau of Geology and Mineral Resources of Qujing City, Yunnan Province, China (the "Letter Agreement"), whereby the Company acquired the right to acquire an approximate seventy percent (70%) interest in the Ailaoshang gold concession and prospect with claims that include the Xiaoshuijing gold resource located in the Chuxion Prefecture, Yunnan Province, China.

     As of the date of this Quarterly Report, management of the Company does not believe that a definitive joint venture agreement will be consummated nor that any other China-based ventures will be pursued by the Company.

RESULTS OF OPERATIONS

     Nine-Month Period Ended December 31, 2002 Compared to Nine-Month Period Ended December 31, 2001

     The Company's net loss for the nine-month period ended December 31, 2002 was approximately ($190,686) compared to net income of approximately $510,116 for the nine-month period ended December 31, 2001.

     During the nine-month periods ended December 31, 2002 and 2001, the Company did not incur any exploration expenses primarily due to the decrease in investment relating to its Chinese joint venture projects.

     During the nine-month period ended December 31, 2002, the Company recorded general and administrative expenses of approximately $352,686 compared to general and administrative expenses of approximately $258,216 incurred during the nine-month period ended December 31, 2001 (an increase of $94,470). Although the Company incurred $352,686 of general and administrative expenses during the nine-month period ended December 31, 2002, such expenses were offset by $162,000 realized as a gain from settlement of the litigation with Tun Resources and Golden Thunder, resulting in a net loss of ($190,686). And, although the Company actually incurred $258,216 of general and administrative expenses during the nine-month period ended December 31, 2001, such expenses were offset by $61,266 from recovery of directors' fees, $50,000 from a gain on the sale of Alaskan Explorations Corp. and related Lemachang silver deposit Sino-Foreign joint venture interest, and $657,066 realized as a gain from settlement of the litigation with Tun Resources and Golden Thunder, resulting in net income of $510,116.

     The increase in general and administrative expenses during the nine-month period ended December 31, 2002 compared to the nine-month period ended December 31, 2001 was primarily due to an increase in consulting fees relating to identification and negotiation of potential investment opportunities in other ventures. During the nine-month period ended December 31, 2002, the Company's general and administrative expenses consisted of: (i) $150,000 in consulting fees; (ii) $145,373 in office and general expenses; (iii) $30,081 in professional fees; and (iv) $27,232 in interest expense. During the nine-month period ended December 31, 2001, the Company's general and administrative expenses consisted of (i) $194,264 in office and general expenses; (ii) $42,821 in professional fees; and (iii) $21,131 in interest expense. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, consulting costs and professional fees.

     Of the $352,686 incurred as general and administrative expenses, the Company incurred to Investor Communications International, Inc. ("ICI") approximately (i) $320,050 for amounts due and owing for managerial, administrative, financial and consulting services rendered by ICI; (ii) $22,249 as accrued interest; and (iii) $15,956 as advances payable. During the nine-month period ended December 31, 2002, the Company repaid $133,200 to ICI. Furthermore, the Company and ICI entered into a settlement agreement dated August 22, 2002 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement: (i) the Company agreed to settle an aggregate debt of $140,887.31 due and owing to ICI as of August 22, 2002, including accrued interest, by the issuance of 4,696,244 shares of its restricted Common Stock at the rate of $0.03 per share (which was the average of the opening and the closing price of the Company's Common Stock trading on the OTC Bulletin Board from July 1, 2002 through August 22, 2002, discounted by 25%); and (ii) ICI agreed to accept the issuance of the 4,696,244 shares of restricted Common Stock as settlement and full satisfaction of the aggregate debt due and owing it. "Part II. OTHER INFORMATION. ITEM 2. CHANGES IN USE OF PROCEEDS AND SECURITIES.

     One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. During the nine-month period ended December 31, 2002, Grant Atkins received an aggregate of $17,325 from ICI for services provided to the Company.

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

     As of the date of this Quarterly Report, such services provided by ICI include not only those services listed above related to administration, public company operations and maintenance of the Company, but also involved the negotiation and due diligence of certain contractual agreements relating to proposed investment opportunities in other ventures and the negotiation and settlement of the litigation with Tun Resources and Golden Thunder. Other services provided by ICI include securing of short-term advance financing and sourcing of private placement funding.

     As discussed above, the incurrence of a net loss during the nine-month period ended December 31, 2002 compared to net income realized during the nine-month period ended December 31, 2001 is attributable primarily to the gain of $657,066 realized from the settlement of the litigation with Tun Resources and Golden Thunder, the gain of $50,000 realized from the sale of the joint venture interest, and the recovery of $61,266 during the nine-month period ended December 31, 2001. The Company's net loss during the nine-month period ended December 31, 2002 was approximately ($190,686) or ($0.01) per common share compared to net income of approximately $510,116 or $0.03 per common share during the nine-month period ended December 31, 2001. The weighted average number of shares outstanding were 17,528,026 for the nine-month period ended December 31, 2002 compared to 14,679,768 for the nine-month period ended December 31, 2001 (which were restated to take into account the reverse stock split of 4 to 1).

     Three-Month Period Ended December 31, 2002 Compared to Three-Month Period Ended December 31, 2001

     The Company's net loss for the three-month period ended December 31, 2002 was approximately ($230,207) compared to a net loss of approximately ($63,750) for the three-month period ended December 31, 2001.

     During the three-month periods ended December 31, 2002 and 2001, the Company did not incur any exploration expenses primarily due to the decrease in investment relating to its Chinese joint venture projects.

     During the three-month period ended December 31, 2002, the Company recorded general and administrative expenses of approximately $230,207 compared to general and administrative expenses of approximately $96,750 incurred during the three-month period ended December 31, 2001 (an increase of $133,457). Although the Company incurred $96,750 of general and administrative expenses during the three-month period ended December 31, 2001, such expenses were offset by $33,000 from recovery of directors' fees, resulting in a net loss of ($63,750).

     The increase in general and administrative expenses during the three-month period ended December 31, 2002 compared to the three-month period ended December 31, 2001 was primarily due to an increase in consulting fees relating to identification and negotiation of potential investment opportunities in other ventures. During the three-month period ended December 31, 2002, the Company's general and administrative expenses consisted of: (i) $150,000 in consulting fees; (ii) $57,999 in office and general expenses; (iii) $11,270 in professional fees; and (iv) $10,938 in interest expense. During the three-month period ended December 31, 2001, the Company's general and administrative expenses consisted of (i) $77,962 in office and general expenses; (ii) $13,413 in professional fees; and (iii) $5,375 in interest expense.

     As discussed above, the increase in net loss during the three-month period ended December 31, 2002 compared to net loss during the three-month period ended December 31, 2001 is attributable primarily to the increase in general and administrative expenses. The Company's net loss during the three-month period ended December 31, 2002 was approximately ($230,207) or ($0.01) per common share compared to net loss of approximately ($63,750) or ($0.00) per common share during the three-month period ended December 31, 2001. The weighted average number of shares outstanding were 22,132,110 for the three-month period ended December 31, 2002 compared to 14,861,503 for the three-month period ended December 31, 2001 (which were restated to take into account the reverse stock split of 4 to 1).

LIQUIDITY AND CAPITAL RESOURCES

     For Nine-Month Period Ended December 31, 2002

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

     As of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company's ability to successfully identify, develop, and consummate any proposed investment opportunities in ventures under consideration, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may have a material and adverse effect upon the Company and its shareholders.

     From the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on its capital raising efforts, the settlement of its claims against Tun Resources and Golden Thunder, and obtaining advances from certain investors and related parties, as necessary.

     As of December 31, 2002, the Company's current assets were $241 and its current liabilities were $438,139. As of December 31, 2002, the current liabilities exceeded current assets by $437,898. As of fiscal year ended March 31, 2002, the Company's current assets were $1,196 and its current liabilities were $455,969. As of March 31, 2002, the current liabilities exceeded current assets by $454,773.

     The decrease in current liabilities during the nine-month period ended December 31, 2002 from fiscal year ended March 31, 2002 was due primarily to a decrease in accounts payable and accrued liabilities.

     Stockholders' deficit decreased from ($454,773) for fiscal year ended March 31, 2002 to ($437,898) for the nine-month period ended December 31, 2002.

     For the nine-month period ended December 31, 2002, net cash flows from operating activities was $85,626 compared to $1,413 of net cash from operating activities for the nine-month period ended December 31, 2001. As noted above, the increase was comprised of (i) net loss of ($190,686) incurred during the nine-month period ended December 31, 2002 compared to net income of $510,116 realized during the nine-month period ended December 31, 2001; (ii) net changes in working capital items of ($31,738) during the nine-month period ended December 31, 2002 compared to net changes in working capital items of $148,363 for the nine-month period ended December 31, 2001; (iii) adjustment of ($657,066) from settlement of litigation with Tun Resources and Golden Thunder during the nine-month period ended December 31, 2001 compared to $-0- adjustment during the nine-month period ended December 31, 2002; and (iv) consulting and administrative fees accrued in the amount of $320,050 during the nine-month period ended December 31, 2002 compared to $-0- accrued during the nine-month period ended December 31, 2001.

     Net cash flows used in financing activities during the nine-month period ended December 31, 2002 was ($86,581) resulting primarily from advances repaid to related parties compared to net cash flows used in financing activities of ($1,883) during the nine-month period ended December 31, 2001.

     Net cash flows from investing activities were $-0- during the nine-month periods ended December 31, 2002 and 2001.

ITEM III. CONTROLS AND PROCEDURES

     (a) The Company, under the supervision of the President and legal counsel, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Quarterly Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

     (b) There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

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

     On November 1, 2002, the Company, Tun Resources and Golden Thunder entered into an agreement and release of all claims (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement: (i) Tun Resources and Golden Thunder paid to the Company $150,000.00; (ii) the Company released Tun Resources and Golden Thunder from any and all claims arising directly or indirectly from Action No. 5013872; and (iii) Golden Thunder returned to the Company its stock certificate evidencing the 1,600,000 (400,000 post-reverse split) shares of restricted common stock, which were cancelled.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On May 1, 2000, the shareholders of the Company voted to approve the creation and adoption of an employee stock option plan (the "SOP"). The SOP extends for a ten-year term and consists of 500,000 share options priced at $1.00 per share. As of March 31, 2002 and December 31, 2002, 487,500 stock options with an exercise price of $1.00 per share of common stock were outstanding. During the nine-month period ended December 31, 2002, no stock options had been exercised or forfeited.

     Subsequent to December 31, 2002, the board of directors of the Company voted to terminate the SOP and to unilaterally cancel the 487,500 stock options as granted. The board of directors based its decision regarding cancellation of the stock options on the fact that the SOP and subsequent grants of stock options were done at a time when management anticipated that the Company would have a viable and ongoing business development venture relating to certain gold mining claims located in Idaho. The grantees did not perform the services intended as the gold mining claims in Idaho did not contain any gold and associated business operations failed. The business venture was subject to litigation and is no longer being pursued by the Company.

     (b) On August 22, 2002, the board of directors of the Company authorized the execution of settlement agreements between the Company and certain creditors of the Company, and the subsequent issuance of 7,318,705 shares of its restricted common stock.

     (a) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $140,887.31 to ICI for prior services rendered by ICI on behalf of the Company including, but not limited to, financial, administrative, investor relations and minerals, oil and gas acquisition, exploration and management. Therefore, the Company and ICI entered into a settlement agreement dated August 22, 2002 (the "ICI Settlement Agreement"). Pursuant to the terms of the ICI Settlement Agreement, (i) the Company agreed to settle the $140,887.31 debt due and owing ICI by the issuance of 4,696,244 shares of its restricted common stock at the rate of $0.03 per share (which is the average of the open and close price of the Company's common stock trading on the OTC Bulletin Board on August 22, 2002); and (ii) ICI agreed to accept the issuance of the 4,696,244 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the ICI Settlement Agreement.

     (b) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $36,486.42 to Tri Star Financial Services, Inc. ("Tri Star") pursuant to prior advances made by Tri Star to the Company. Therefore, the Company and Tri Star entered into a settlement agreement dated August 22, 2002 (the "Tri Star Settlement Agreement"). Pursuant to the terms of the Tri Star Settlement Agreement, (i) the Company agreed to settle the $36,486.42 debt due and owing Tri Star by the issuance of 1,216,214 shares of its restricted common stock at the rate of $0.03 per share (which is the average of the open and close price of the Company's common stock trading on the OTC Bulletin Board on August 22, 2002); and (ii) Tri Star agreed to accept the issuance of the 1,216,214 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the Tri Star Settlement Agreement.

     (c) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $42,187.41 to Brent Pierce, an individual ("Pierce") pursuant to prior advances made by Pierce to the Company. Therefore, the Company and Pierce entered into a settlement agreement dated August 22, 2002 (the "Pierce Settlement Agreement"). Pursuant to the terms of the Pierce Settlement Agreement, (i) the Company agreed to settle the $42,187.41 debt due and owing Pierce by the issuance of 1,406,247 shares of its restricted common stock at the rate of $0.03 per share (which is the average of the open and close price of the Company's common stock trading on the OTC Bulletin Board on August 22, 2002); and (ii) Pierce agreed to accept the issuance of the 1,406,247 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing him as of the date of the Pierce Settlement Agreement.

     As a result of the issuance of the 7,318,705 shares of restricted common stock pursuant to the ICI Settlement Agreement, the Tri Star Settlement Agreement and the Pierce Settlement Agreement, there was a change in control of the Company. The following table sets forth the name and address, as of the date of this Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officers and director, and all officers and directors as a group. As of the date of this Quarterly Report, there are 22,132,110 shares of the Company's common stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address of       Amount and Nature         Percent of
                   Beneficial Owner             of Class                 Class
--------------------------------------------------------------------------------

                                      (2)              (1)
Common Stock      Investor Communications       6,071,244                26.94%
                   International, Inc.
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320

                                      (3)              (1)
Common Stock      TriStar Financial             1,216,214                 5.40%
                   Services Inc.
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98270

                                                        (1)
Common Stock      Alexander W. Cox              4,323,300                19.19%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6

                                                        (1)
Common Stock      Brent Pierce                  1,406,247                 6.24%
                  Mr. Brent G. Pierce
                  16377 Lincoln Woods Court
                  Surrey, B.C.  V3S 0J8

                                      (4)               (1)
Common Stock      Pacific Rim Financial, Inc.   1,133,300                 5.03%
                  60 Market Square
                  P.O. Box 364
                  Belize City, Belize

                                                        (1)
Common Stock      All officers and directors        5,000                 0.003%
                  as a group (1 person)
--------------------------------------------------------------------------------
   (1)
     These are restricted shares of common stock.
   (2)
     The sole officer/director of ICI is Marcus Johnson, with a business address of 4507 Lakeway Drive, Bellingham, Washington 98226. The primary shareholders of ICI are: (i) Marcus Johnson (45%), with a business address of 4507 Lakeway Drive, Bellingham, Washington 98226; (ii) Ocean & Sea Empire Trust (24%), with a business address of Arundel House, 31 A-St., James Square, London SW1Y45R United Kingdom; and (iii) Hornback Trust (24%), with a business address of c/o Belize Bank & Trust, 60 Market Street, P.O. Box 364, Belize City, Belize.
   (3)
     The sole officer/director of TriStar is Marcus Johnson, with a business address of 4507 Lakeway Drive, Bellingham, Washington 98226. The sole shareholder of TriStar is Colonial Financial Group Inc., with a business address of Gubelstrasse 15, CH-6300 2 ug., Switzerland.
   (4)
     The sole/officer and director of Pacific Rim Financial, Inc. is Richard Elliot-Square, with a business address of 60 Market Square, P.O. Box 364, Belize City, Belize. The sole shareholder of Pacific Rim Financial, Inc. is Nessa Financial Corp., with a business address of 60 Market Square, P.O. Box 364, Belize City, Belize.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Board of Directors authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement"). The Information Statement was filed with the Securities and Exchange Commission on February 10, 2003. It is anticipated that the Information Statement will be circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "Written Consent"). The effective date of the Written Consent is approximately March 25, 2003.

     The matters upon which action is proposed to be taken pursuant to the Written Consent are: (i) to authorize the Board of Directors to effect a reverse stock split of one-for-twenty (the "Reverse Stock Split") of the Company's outstanding Common Stock, depending upon a determination by the Board of Directors that a Reverse Stock Split is in the best interests of the Company and its shareholders; (ii) to approve the election of the following person to serve as a director of the Company until the next annual meeting of the Company's shareholders or until his successor has been elected and qualified: Grant Atkins; (iii) to approve a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (iv) to ratify the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending March 31, 2003.

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

                                            VEGA-ATLANTIC CORPORATION

Dated: February 14, 2003                    By: /s/ Grant Atkins
                                            ---------------------------------
                                            Grant Atkins, President and Chief
                                            Executive Officer