Form 10KSB
period 2003-03-31
VEGA ATLANTIC CORP/CO
filed 2003-06-30
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______


                         Commission file number 0-27845


                            VEGA-ATLANTIC CORPORATION
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


         COLORADO                                                 84-1304106
_______________________________                              ___________________
(State or other jurisdiction of                                (I.R.S. Employer
incorporation of organization)                               Identification No.)


                       435 Martin Street, Suite 2000
                         Blaine, Washington 98230
                    ________________________________________
                    (Address of Principal Executive Offices)


                                 (360) 332-3823
                           ___________________________
                           (Issuer's telephone number)


                                       n/a
            ____________________________________________________
            (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its more recent fiscal year (ending March 31, 2003): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2003: $88,286.20.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

             Class                               Outstanding as of June 23, 2003

Common Stock, $.00001 par value                            1,106,778*

*Total issued and outstanding shares of Common Stock has been reduced in accordance with a reverse stock split of one-for-twenty effected on approximately April 2, 2003.

                                      INDEX

                                                                            Page


ITEM 1. DESCRIPTION OF BUSINESS                                                3

ITEM 2. DESCRIPTION OF PROPERTIES                                             18

ITEM 3. LEGAL PROCEEDINGS                                                     18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   20

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER                      21
           MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN                          25
           OF OPERATION

ITEM 7. FINANCIAL STATEMENTS                                                  33

        BALANCE SHEET                                           F-2

        STATEMENTS OF OPERATIONS AND                            F-3
           COMPREHENSIVE LOSS

        STATEMENT OF STOCKHOLDERS' DEFICIENCY             F-4 - F-5

        STATEMENTS OF CASH FLOWS                          F-6 - F-7

        NOTES TO FINANCIAL STATEMENTS                           F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF                      34
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND                          35
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION                                                37

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                       39
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        40

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K                                      41

ITEM 14. CONTROLS AND PROCEDURES                                              41

SIGNATURES                                                                    42

ITEM 1. DESCRIPTION OF BUSINESS

         Vega-Atlantic Corporation, a Colorado corporation (the "Company"), currently trades on the OTC Bulletin Board under the symbol "VGAC" and the Frankfurt Stock Exchange under the symbol "VGA" (WKN: 936302). The Company has previously sought to develop a diversified international resources exploration, development and production program, and was previously engaged in the business of minerals exploration, acquisition and development within the United States and worldwide. Management of the Company currently has an investment opportunity and business acquisition under review and the Company may, subject to due diligence, consummate the transaction. Depending on the outcome of the investment opportunity and acquisition under review, the Company may continue to assess, or proceed into business opportunities outside the resource sector.

         The Company's principal place of business is located at 435 Martin Street, Suite 2000, Blaine, Washington 98230. Its telephone number is
360.332.3823 and its facsimile number is 360.332.1643.

CURRENT BUSINESS OPERATIONS

POTENTIAL ACQUISITION OF TRANSAX LIMITED

         The Board of Directors of the Company recently approved the execution of an Agreement in Principle dated June 19, 2003 (the "Agreement"), as entered into among the Company, Transax Limited, a Colorado corporation ("Transax"), and certain shareholders of Transax. The Agreement, which is presently subject to standard conditions precedent including, without limitation, prior Board of Directors' and shareholders' ratification, due diligence and the negotiation and execution of a formal agreement evidencing the same, among others, is expected to be formalized and consummated before the end of August of 2003.

         In accordance with the terms and conditions of the proposed Agreement, and again subject to numerous conditions precedent: (i) Transax is expected to become a wholly-owned subsidiary of the Company through the merger of Transax with a wholly-owned subsidiary of the Company; (ii) the Company is expected to change its name and, as a result, its trading symbol, to reflect the business concerns of Transax; and (iii) the Company is expected to adopt and implement a new stock option plan for key personnel of the Company. In conjunction with the terms and conditions of the proposed Agreement, the Company's resulting business, upon consummation of the Agreement, will be comprised of Transax's business assets at that time, which shall include all of the then business assets of Transax's wholly-owned subsidiaries.


PRIOR OPERATIONAL HISTORY

TUN RESOURCES, LTD.

         On May 2, 2000, the Company entered into a share purchase and sale agreement with Golden Thunder Resources Ltd. ("Golden Thunder") to purchase from Golden Thunder approximately eighty percent (80%) of the issued and outstanding shares of common stock of Tun Resources Ltd., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining twenty percent (20%) of the issued and outstanding shares of Tun Resources (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement, and extensions thereto, the Company issued 1,600,000 (400,000 post-Reverse Stock Split) shares of its restricted Common Stock to Golden Thunder and provided approximately $604,500 of funds to Tun Resources.

         During the prior fiscal year, and in accordance with the terms of the Acquisition Agreement, the Company was unable to provide the required aggregate amount of $1,180,000 by February 15, 2001. On February 9, 2001, the Company provided an amended letter of offer to Golden Thunder that outlined an offer to:
(i) purchase the remaining twenty percent (20%) of Tun Resources; (ii) repurchase all of the Company's 1,600,000 shares of Common Stock from Golden Thunder; and (iii) request an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder voted to accept or reject the offer (the "Letter Offer"). The Letter Offer was presented to the shareholders of Golden Thunder for their approval and such approval was not received.

         TUN RESOURCES LITIGATION

         On November 1, 2002, the Company, Tun Resources and Golden Thunder entered into a settlement agreement and release of all claims (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement: (i) Tun Resources and Golden Thunder paid to the Company $150,000.00; (ii) the Company released Tun Resources and Golden Thunder from any and all claims arising directly or indirectly from Action No. 5013872; and (iii) Golden Thunder returned to the Company its stock certificate evidencing the 1,600,000 (400,000 post-Reverse Stock Split) shares of restricted Common Stock, which were cancelled. See "ITEM 3. LEGAL PROCEEDINGS."

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

         As of the date of this Annual Report management of the Company does not believe that a definitive agreement will be consummated or that any other China-based venues will be pursued.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company does not own any real estate or other properties. The Company leases office space and its offices are located at 435 Martin Street, Suite 2000, Blaine, Washington 98230.

ITEM 3. LEGAL PROCEEDINGS

TUN RESOURCES LITIGATION

         On July 8, 2001, the Company filed a Statement of Claim in the Supreme

Court of British Columbia naming Golden Thunder and Tun Resources as defendants ("Action No. 5013872"). The Company alleged in its Statement of Claim that certain representations were made by the defendants to the Company under the Acquisition Agreement and otherwise as follows: (i) Tun Resources had good and marketable title to its assets; (ii) the consideration paid by the Company was good and valuable consideration for the acquisition of the shares in Tun Resources; (iii) the intercorporate loan financing, which was to be provided by financing arranged by private investments and, therefore, the joint ventures, were marketable; and (iv) the control of Tun Resources would be transferred to the Company upon closing of the Acquisition Agreement. The Company alleged in its Statement of Claim that such representations were false and untrue and that the defendants made the representations fraudulently or negligently knowing them to be untrue, or recklessly without caring whether they were true or false, and that: (i) the title Tun Resources had to the assets was not good and marketable and was considerably lower in value than represented to the Company; (ii) the consideration paid by the Company to acquire the shares of Tun Resources was excessive and not good and valuable consideration; (iii) the intercorporate loan financing could not be raised in the manner agreed upon by the Company and the defendants; and (iv) the boards of directors of Golden Thunder and Tun Resources refused or neglected to replace the board of directors of Tun Resources with the board of directors of Golden Thunder. The Company further alleged in its Statement of Claim that: (i) the defendants made such representations to the Company in order to induce the Company to enter into the Acquisition Agreement;
(ii) the Company reasonably relied upon the representations made to it by the Defendants; and (iii) such misrepresentations were breaches of material terms of the Acquisition Agreement and have caused the Company loss and damages. The Company sought general and special damages in excess of $800,000.00.

         On August 2, 2001, Tun Resources and Golden Thunder filed their Statement of Defense in which they alleged that the Company breached the Acquisition Agreement by its failure to provide funding in the amount of $1,180,000 and that such failure to provide the required funding adversely affected the value of assets to be purchased by the Company.

         On November 1, 2002, the Company, Tun Resources and Golden Thunder entered into a settlement agreement and release of all claims (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement: (i) Tun Resources and Golden Thunder paid to the Company $150,000.00; (ii) the Company released Tun Resources and Golden Thunder from any and all claims arising directly or indirectly from Action No. 5013872; and (iii) Golden Thunder returned to the Company its stock certificate evidencing the 1,600,000 (400,000 post-Reverse Stock Split) shares of restricted Common Stock, which were cancelled.

         Except as disclosed above, management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is: (i) a party adverse to the Company in any legal proceedings; or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

INFORMATION STATEMENT

         The Board of Directors of the Company, at a previous meeting, authorized and approved, subject to shareholder approval, a reverse stock split of up to one-for-twenty of the Company's issued and outstanding shares of Common Stock (the "Reverse Stock Split"). As a result an Information Statement pursuant to Section 14(c) of the Exchange Act (the "Information Statement") was prepared and filed with the Securities and Exchange Commission on October 17, 2002 and amended December 16, 2002.

         The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's Common Stock (the "Written Consent"). As of November 30, 2002 (the "Record Date"), there were 22,132,110 shares of the Company's Common Stock issued and outstanding. The names of the shareholders who signed the Written Consent approving the Reverse Stock Split and their respective equity ownership of the Company were as follows: (i) TriStar Financial Services, Inc. ("TriStar") holding of record 1,216,214 shares of Common Stock (5.40%); (ii) Investor Communications International, Inc. ("ICI") holding of record 6,071,244 shares of Common Stock (26.94%); (iii) Alexander W. Cox holding of record 4,323,300 shares of Common Stock (19.19%); and (iv) Brent Pierce holding of record 1,406,247 shares of Common Stock (6.24%).

         The matters upon which action was taken pursuant to the Written Consent by the shareholders dated March 25, 2003 included the approval and authorization for the Board of Directors to effect the Reverse Stock Split, which was effected by NASDAQ on approximately April 2, 2003.

         Subsequent to effectuation of the Reverse Stock Split, the Board of Directors of the Company determined that applicable Colorado law requires the written consent of all shareholders in the event that written consents are utilized to obtain shareholder approval in lieu of a shareholders' meeting. As a result the Board of Directors decided that it would be prudent to have the shareholders of the Company ratify the prior actions of the shareholders taken pursuant to the Written Consent approving the Reverse Stock Split and, as a result, directed the filing of a proxy statement and a meeting of the shareholders.

PROXY STATEMENT

         On June 16, 2003, the Board of Directors, pursuant to written consent in lieu of a special meeting, approved and authorized certain corporate action, including an amendment to the Company's Articles of Incorporation to effect a proposed change in name and adoption of a stock option plan for the Company. The Board of Directors further authorized and directed the filing with the Securities and Exchange Commission, and subsequent distribution to the shareholders of record as of May 30, 2003, a notice of special shareholders' meeting and a proxy statement pursuant to Section 14(a) of the Exchange Act (the "Proxy Statement"). The Company anticipates that its proposed Proxy Statement will be distributed to all shareholders of the Company on or about July 3, 2003 or as soon thereafter, upon the Securities and Exchange Commissions review of filing.

         Pursuant to the Proxy Statement a special meeting of shareholders is expected to be held on or about July 23, 2003 for the following purposes: (i) to approve a proposed amendment (the "Amendment") to the Company's Articles of Incorporation, as amended (the "Articles"), to effectuate a proposed name change of the Company (the "Name Change") to such name as may be approved by the Board of Directors of the Company in its sole and absolute discretion; (ii) to approve a proposed stock option plan for key personnel of the Company (the "Stock Option Plan"); and (iii) to ratify the prior actions by shareholders of the Company taken pursuant to Written Consent dated March 25, 2003 approving the Reverse Stock Split effectuated on approximately March 31, 2003.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "VGAC" and on the Frankfurt Stock Exchange in the Euro currency under the symbol "VGA". The market for the Company's Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                         FISCAL YEARS ENDED
                          __________________________________________________
                            MARCH 31, 2003                MARCH 31, 2002
                          __________________________________________________
                          HIGH BID    LOW BID           HIGH BID    LOW BID
                          __________________________________________________

First Quarter*             $0.80       $0.07              $0.11      $0.05
Second Quarter             $0.24       $0.03              $0.28      $0.035
Third Quarter              $0.35       $0.10              $0.75      $0.15
Fourth Quarter             $0.26       $0.12              $0.87      $0.46

*Figures represent first quarters ended as of June 30, 2002 and 2001, second quarters ended as of September 30, 2002 and 2001, third quarters ended as of December 31, 2002 and 2001 and fourth quarters ended as of March 31, 2003 and 2002.

HOLDERS

         As of June 23, 2003, the Company had approximately 183 shareholders of record.

DIVIDENDS

         No dividends have ever been declared by the Board of Directors of the Company on its Common Stock. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      Equity Compensation Plan Information
_________________________________________________________________________________________________________

                           Number of Securities      Weighted-Average Exercise  Number of Securities
                            To be Issued Upon          Price of Outstanding    Remaining Available for
Plan Category          Exercise of Outstanding           Options, Warrants      Future Issuance Under
                          Options, Warrants                and Rights           Equity Compensation Plans
                              and Rights                                        (excluding column (a))
                                 (a)                          (b)                        (c)
_________________________________________________________________________________________________________

Equity Compensation               n/a                          n/a                        n/a
Plans Approved by
Security Holders

Equity Compensation               n/a                          n/a                        n/a
Plans Not Approved by
Security Holders

Total                             -0-

_________________________________________________________________________________________________________

         In the event the proposed Agreement is consummated, and pursuant to its proposed terms, the Company will be required to issue up to an aggregate of 4,100,000 non-transferable stock purchase warrants to the holders of all existing stock purchase warrants of Transax then outstanding, on an equal exchange basis and on the same exercise and pricing terms and conditions. Pursuant to the terms and provisions of the proposed stock purchase warrants under the Agreement, the holders thereof will have the right to convert such warrants into shares of Common Stock on a one-to-one basis at certain rates.

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

         As of the date of this Annual Report and during fiscal year ended March 31, 2003, and to provide capital, the Company sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements as set forth below. Therefore, there was a change in control of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         On August 22, 2002, the Board of Directors of the Company authorized the execution of settlement agreements between the Company and certain creditors of the Company, and the subsequent issuance of 7,318,705 pre-Reverse Stock Split shares of its restricted Common Stock as follows:

         (a) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $140,887.31 to ICI for prior services rendered by ICI on behalf of the Company including, but not limited to, financial, administrative, investor relations and minerals, oil and gas acquisition, exploration and management. Therefore, the Company and ICI entered into a settlement agreement dated August 22, 2002 (the "ICI Settlement Agreement"). Pursuant to the terms of the ICI Settlement Agreement: (i) the Company agreed to settle the $140,887.31 debt due and owing ICI by the issuance of 4,696,244 pre-Reverse Stock Split shares of its restricted Common Stock at the rate of $0.03 per share (which is the average of the open and close price of the Company's Common Stock trading on the OTC Bulletin Board on August 22, 2002); and (ii) ICI agreed to accept the issuance of the 4,696,244 pre-Reverse Stock Split shares of restricted Common Stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the ICI Settlement Agreement.

         (b) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $36,486.42 to TriStar pursuant to prior advances made by TriStar to the Company. Therefore, the Company and TriStar entered into a settlement agreement dated August 22, 2002 (the "TriStar Settlement Agreement"). Pursuant to the terms of the TriStar Settlement Agreement: (i) the Company agreed to settle the $36,486.42 debt due and owing TriStar by the issuance of 1,216,214 pre-Reverse Stock Split shares of its restricted Common Stock at the rate of $0.03 per share (which is the average of the open and close price of the Company's Common Stock trading on the OTC Bulletin Board on August 22, 2002);

and (ii) TriStar agreed to accept the issuance of the 1,216,214 pre-Reverse Stock Split shares of restricted Common Stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the TriStar Settlement Agreement.

         (c) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $42,187.41 to Brent Pierce, an individual ("Pierce"), pursuant to prior advances made by Pierce to the Company. Therefore, the Company and Pierce entered into a settlement agreement dated August 22, 2002 (the "Pierce Settlement Agreement"). Pursuant to the terms of the Pierce Settlement
Agreement: (i) the Company agreed to settle the $42,187.41 debt due and owing Pierce by the issuance of 1,406,247 pre-Reverse Stock Split shares of its restricted Common Stock at the rate of $0.03 per share (which is the average of the open and close price of the Company's common stock trading on the OTC Bulletin Board on August 22, 2002); and (ii) Pierce agreed to accept the issuance of the 1,406,247 pre-Reverse Stock Split shares of restricted Common Stock as settlement and full satisfaction of the aggregate debt due and owing him as of the date of the Pierce Settlement Agreement.

         As a result of the issuance of the 7,318,705 pre-Reverse Stock Split shares of restricted Common Stock pursuant to the ICI Settlement Agreement, the TriStar Settlement Agreement and the Pierce Settlement Agreement, there was a change in control of the Company. The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock owned of record or beneficially by each person who owned, of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group. As of the date of this Annual Report there are 1,106,778 shares of the Company's Common Stock issued and outstanding.
________________________________________________________________________________

Title of Class    Name and Address of       Amount and Nature    Percent of
                    Beneficial Owner            of Class            Class
________________________________________________________________________________
                                                      (1)(2)
Common Stock      Alexander W. Cox              216,165            19.53%
                  428-755 Burrard St.
                  Vancouver, British Columbia
                  V6Z 1X6 Canada

                                                      (2)(3)
Common Stock      Pacific Rim Financial Inc.     56,665             5.12%
                  84 Brook Street
                  Mayfair, London W1K 5EH

                                                      (1)(2)(4)
Common Stock      Investor Communications       303,562            27.43%
                    International, Inc.
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320

                                                      (1)(2)
Common Stock      TriStar Financial              60,811             5.49%
                    Services, Inc.
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98230

                                                      (2)(5)
Common Stock      Brent Pierce                   73,312             6.62%
                  16377 Lincoln Woods Court
                  Surrey, British Columbia
                  Canada V3S 0J8

                                                      (1)(2)
Common Stock      All officers and directors        250              .02%
                   as a group (1 person)

_______________________________
     (1)  These are restricted shares of Common Stock.
     (2) Shares held of record have been adjusted to take into account the Reverse Stock Split effected on approximately April 2, 2003.
     (3) Of the 56,665 shares of Common Stock held of record by Pacific Rim Financial Inc., approximately 15,000 are free-trading.
     (4) The Company and ICI entered into a two-year consulting services and management agreement dated April 1, 1999 and renewed on April 1, 2001 for an additional two-year period (the "Consulting Agreement"), pursuant to which ICI performs a wide range of management, administrative, financial, marketing and public company services. ICI continues to provide services on a month to month basis.
     (5) Of the 70,312 shares of Common Stock held of record by Brent Pierce, approximately 3,000 are free-trading.


Moreover, and pursuant to the terms and conditions of the proposed Agreement, and again subject to numerous conditions precedent, the Company anticipates that it will (i) acquire, through a proposed merger with a wholly-owned subsidiary of the Company, all of the issued and outstanding shares of common stock of Transax in exchange for issuance to the Transax Shareholders of an aggregate of up to 11,066,207 shares of the Company's restricted Common Stock; (ii) grant and exchange 4,500,000 stock options in and to the Company in order to replace all, and an equivalent number of, stock options presently issued and outstanding in Transax; (iii) grant and exchange 4,100,000 non-transferable common stock purchase warrants to replace all, and an equivalent number of, common stock purchase warrants presently outstanding in and to Transax; and (iv) issue up to 300,000 shares of the Company's restricted Common Stock as a finder's fee. In the event the transaction is consummated and the Company issues the above-referenced shares of its restricted Common Stock, there will be a change in control of the Company.

         There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Exchange Act. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof.

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

         The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR FISCAL YEAR ENDED MARCH 31, 2003 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2002

         The Company's net loss for the fiscal year ended March 31, 2003 was approximately ($261,243) compared to a net income of approximately $418,824 for the fiscal year ended March 31, 2002.

         During the fiscal year ended March 31, 2003 and 2002, the Company did not incur any property exploration expenses primarily due to the decrease in investment relating to its Chinese joint venture projects.

         During the fiscal year ended March 31, 2003, the Company incurred general and administrative expenses of $423,243 compared to general and administrative expenses of $354,509 incurred during the fiscal year ended March 31, 2002 (an increase of $68,734). Although the Company incurred $423,243 of general and administrative expenses during the fiscal year ended March 31, 2003, such expenses were offset by $162,000 realized as a gain from settlement of the litigation with Tun Resources and Golden Thunder, resulting in a net loss of ($261,243). In addition, although the Company actually incurred $354,509 of general and administrative expenses during the fiscal year ended March 31, 2002, such expenses were offset by $66,267 as a gain from settlement of debt, $50,000 as a gain from the sale of Alaskan Explorations Corp., and its related Lemachang silver deposit Sino-Foreign joint venture interest, and $657,066 realized as a gain from settlement of the litigation with Tun Resources and Golden Thunder, resulting in net income of $418,824.

         The increase in general and administrative expenses during the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 was primarily due to an increase in consulting fees relating to identification and negotiation of potential investment opportunities in other ventures. During the fiscal year ended March 31, 2003, the Company's general and administrative expenses consisted of: (i) $128,121 in consulting fees; (ii) $226,890 in office and general expenses; (iii) $35,501 in professional fees; and (iv) $32,731 in interest expense. During the fiscal year ended March 31, 2002, the Company's general and administrative expenses consisted of (i) $268,830 in office and general expenses; (ii) $58,307 in professional fees; and (iii) $27,372 in interest expense. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, consulting costs and professional fees.

         Of the $423,243 incurred as general and administrative expenses, the Company incurred to ICI approximately: (i) $375,250 for amounts due and owing for managerial, administrative, financial and consulting services rendered by ICI; (ii) $27,483 as accrued interest; and (iii) $19,957 as advances payable. During the fiscal year ended March 31, 2003, the Company repaid $133,200 to ICI. Furthermore, the Company and ICI entered into the ICI Settlement Agreement on pursuant to which: (i) the Company agreed to settle an aggregate debt of $140,887.31 due and owing to ICI as of August 22, 2002, including accrued interest, by the issuance of 4,696,244 pre-Reverse Stock Split shares of its restricted Common Stock at the rate of $0.03 per share (which was the average of the opening and the closing price of the Company's Common Stock trading on the OTC Bulletin Board from July 1, 2002 through August 22, 2002, discounted by 25%); and (ii) ICI agreed to accept the issuance of the 4,696,244 pre-Reverse Stock Split shares of restricted Common Stock as settlement and full satisfaction of the aggregate debt due and owing it. "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities and Changes in Control of the Company."

         The sole director of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. During the fiscal year ended March 31, 2003, Grant Atkins received an aggregate of $17,325 from ICI for services provided to the Company.

         The Company and ICI entered into a two-year Consulting Agreement dated April 1, 1999 and on April 1, 2001 renewed for an additional two-year period. Pursuant to the terms of the Consulting Agreement ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and
(v) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports.

         As of the date of this Annual Report such services provided by ICI include not only those services listed above related to administration, public company operations and maintenance of the Company, but also involve the negotiation and due diligence of certain contractual agreements, including the Agreement, relating to proposed investment opportunities in other ventures and the negotiation and settlement of the litigation with Tun Resources and Golden Thunder. Other services provided by ICI include the securing of short-term advance financing and the sourcing of private placement funding.

         As discussed above, the incurrence of a net loss during the fiscal year ended March 31, 2003 compared to net income realized during the fiscal year ended March 31, 2002 is attributable primarily to the gain of $657,066 realized from the settlement of the litigation with Tun Resources and Golden Thunder, the gain of $50,000 realized from the sale of the joint venture interest and the gain of $66,267 realized from settlement of debt during the fiscal year ended March 31, 2002. The Company's net loss during the fiscal year ended March 31, 2003 was approximately ($261,243) or ($0.28) per common share compared to net income of approximately $418,824 or $0.57 per common share during the fiscal year ended March 31, 2002. The weighted average number of shares outstanding were 933,164 for the fiscal year ended March 31, 2003 compared to 738,924 for the fiscal year ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

         As of March 31, 2003, the Company's current assets were $89 and its current liabilities were $508,545, which resulted in a working capital deficit of $508,456. As of the fiscal year ended March 31, 2002, the Company's current assets were $1,196 and its current liabilities were $455,969, which resulted in a working capital deficit of $454,773.

         The increase in current liabilities during the fiscal year ended March 31, 2003 from the fiscal year ended March 31, 2002 was due primarily to an increase in advances from related parties.

         Stockholders' deficit increased from ($454,773) for the fiscal year ended March 31, 2002 to ($508,456) for the fiscal year ended March 31, 2003.

         For the fiscal year ended March 31, 2003, net cash flows provided by operating activities was $81,474 compared to ($363,312) net cash flows used in operating activities for the fiscal year ended March 31, 2002. As noted above, the increase in cash provided by operating activities was primarily comprised of: (i) a net loss of ($261,243) incurred during the fiscal year ended March 31, 2003 compared to net income of $418,824 realized during the fiscal year ended March 31, 2002; (ii) consulting and administration fees accrued of $375,250 during the fiscal year ended March 31, 2003 compared to $-0- during the fiscal year ended March 31, 2002; and (iii) adjustment of ($12,000) from the settlement of the litigation with Tun Resources and Golden Thunder during the fiscal year ended March 31, 2003 compared to adjustment of ($651,316) during the fiscal year ended March 31, 2002.

         Net cash flows used in financing activities during the fiscal year ended March 31, 2003 were ($82,581) resulting primarily from advances repaid to related parties compared to net cash flows from financing activities of $313,066 during the fiscal year ended March 31, 2002 resulting from advances received from related parties.

         Net cash flows from investing activities was $-0- during the fiscal year ended March 31, 2003 compared to net cash flows from investing activities of $50,000 during the fiscal year ended March 31, 2002 resulting from proceeds from sale of joint venture interest.

PLAN OF OPERATION

FUNDING

         As of the date of this Annual Report there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to funds its business operations and material commitments. The Company's future success and viability, therefore, may be dependent upon the Company's ability to consummate the Agreement and its ongoing ability to continue to generate capital financing.

         In the event the Agreement is consummated, management of the Company anticipates an increase in operating expenses over the next three years to pay expenses associated with the business operations. The Company must raise additional funds. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its existing Common Stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to conduct its proposed business operations successfully, which could significantly and materially restrict the Company's overall business operations.

         Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 of financing designed to fund various commitments and business operations. >From the date of this Annual Report management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company must, however, raise additional capital. Furthermore, the Company has not generated sufficient cash flow in the past to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are primarily dependent upon the Company's current management to consummate the Agreement, generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

MATERIAL COMMITMENTS


         A significant and estimated commitment for the Company for its fiscal year April 1, 2003 through March 31, 2004 pertaining to contractual arrangements and work orders is an amount not greater than $900,000 to ICI. The contractual arrangement between the Company and ICI regarding compensation for services rendered for the day-to-day operations of the Company are based on a fee not to exceed $75,000 per month based upon the performance of actual services rendered by ICI on an ongoing basis commensurate with the needs and requirements of the

Company for that particular month, including services related to exploration, administrative, public company operations and maintenance.

OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this Annual Report the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

AUDIT COMMITTEE

         As of the date of this Annual Report the Company has not appointed members to an Audit Committee and, therefore, the respective role of an Audit Committee has been conducted by the Board of Directors of the Company. When established, the Audit Committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The Audit Committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system;
(ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

         The Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

AUDIT FEES

         During the fiscal year ended March 31, 2003, the Company incurred approximately $13,000 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for the fiscal year ended March 31, 2003 and for the review of the Company's financial statements for the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         During the fiscal year ended March 31, 2003, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

ALL OTHER FEES

         During the fiscal year ended March 31, 2003, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this Annual Report as set forth in the "Index to Consolidated Financial Statement".

Index to Financial Statements

         Independent Auditor's Report dated June 3, 2003.
         Balance Sheets for fiscal years ended March 31, 2003 and
           March 31, 2002.
         Statements of Operations for fiscal years ended March 31, 2003 and March 31, 2002, and from inception (January 28, 1987) to March 31, 2003.
         Statements of Cash Flows for fiscal years ended March 31, 2003 and March 31, 2002, and from inception (January 28, 1987) to March 31, 2003.
         Statements of Stockholders' Equity for the period from January 28, 1987
           (inception) to March 31, 2003.
         Notes to Financial Statements for March 31, 2003 and 2002.

                            VEGA-ATLANTIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003












AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

LABONTE & CO.                                     610 - 938 HOWE STREET
________________________________________          VANCOUVER, BC  CANADA
C H A R T E R E D  A C C O U N T A N T S          V6Z 1N9
________________________________________          TELEPHONE      (604) 682-2778
                                                  FACSIMILE      (604) 689-2778
                                                  EMAIL    INFO@LABONTECO.COM


                          INDEPENDENT AUDITORS' REPORT
________________________________________________________________________________

To the Stockholders and Board of Directors of Vega-Atlantic Corporation

We have audited the balance sheets of Vega-Atlantic Corporation (a Development Stage Company) as at March 31, 2003 and 2002 and the statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2003 and 2002 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.

                                                                 "LABONTE & CO."

                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
June 3, 2003 (except for Note 9 which is dated June 25, 2003)


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
________________________________________________________________________________

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated June 3, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                                 "LABONTE & CO."

                                                           CHARTERED ACCOUNTANTS



Vancouver, B.C.
June 3, 2003 (except for Note 9 which is dated June 25, 2003)

                            VEGA-ATLANTIC CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                  March 31, 2003  March 31, 2002
________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
   Cash                                              $        89     $    1,196
________________________________________________________________________________

                                                     $        89     $    1,196
================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities          $    62,557     $  142,284
   Due to related parties (Note 5)                       445,988        313,685
________________________________________________________________________________

                                                         508,545        455,969
________________________________________________________________________________

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 8)
   Preferred stock, no par value; 20,000,000 shares
      authorized, nil shares issued and outstanding            -              -
   Common stock, $.00001 par value, 100,000,000
      shares  authorized  1,106,778 (March 31, 2002
      - 760,670) post reverse-split shares issued
      and outstanding                                        408            339
   Additional paid-in capital                          9,575,077      9,367,586
   Deficit accumulated during the development stage  (10,083,941)    (9,822,698)
________________________________________________________________________________

   Total stockholders' equity (capital deficiency)      (508,456)      (454,773)
________________________________________________________________________________

                                                     $        89     $    1,196
================================================================================

CONTINGENCIES (Note 1)











   The accompanying notes are an integral part of these financial statements.


                            VEGA-ATLANTIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                        January 28,
                                                                                                               1987
                                                                        Year ended      Year ended   (inception) to
                                                                         March 31,       March 31,        March 31,
                                                                              2003            2002             2003
_____________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting fees                                                       $ 128,121        $       -     $    260,872
  Directors' fees                                                               -                -           49,500
  Office and general                                                      226,890          268,830        3,740,311
  Interest expense                                                         32,731           27,372          256,655
  Professional fees                                                        35,501           58,307          333,456
  Stock-based compensation                                                      -                -          262,247
  Gain on settlement of debt                                                    -          (66,267)         (66,267)
  Gain on sale of joint venture interest (Note 3)                               -          (50,000)         (69,318)
_____________________________________________________________________________________________________________________

  Total general and administrative expenses                               423,243          238,242        4,767,456
_____________________________________________________________________________________________________________________

LOSS BEFORE THE FOLLOWING                                                (423,243)        (238,242)      (4,767,456)

  Mineral property acquisition and exploration costs                            -                -       (2,174,005)
  Gain on settlement of lawsuit (Note 6)                                  162,000          657,066          819,066
  Loss on settlement of convertible promissory notes                            -                -       (1,754,917)
_____________________________________________________________________________________________________________________

INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (261,243)         418,824       (7,877,312)

DISCONTINUED OPERATIONS
  Loss from discontinued operations of Century Manufacturing, Inc.              -                -       (2,206,629)
_____________________________________________________________________________________________________________________

NET INCOME (LOSS) FOR THE YEAR                                          $(261,243)       $ 418,824     $(10,083,941)
=====================================================================================================================



BASIC INCOME (LOSS) PER SHARE                                           $   (0.28)       $    0.57
=====================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                933,164          738,924
=====================================================================================================================







   The accompanying notes are an integral part of these financial statements.


                            VEGA-ATLANTIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JANUARY 28, 1987 (INCEPTION) TO MARCH 31, 2003

                                                                                                Deficit
                                                                                              Accumulated
                                                     Common Stock             Additional        During
                                              ___________________________     Paid - in       Development
                                                Shares          Amount         Capital          Stage          Total
                                              ____________    ___________     __________    _____________   __________
Stock issued for services performed,
  February 25, 1987 ($.0125 per share)             20,000     $        1     $      249     $         -     $      250

Stock issued for services performed,
  February 25, 1987 ($.02 per share)                5,000              -            100               -            100

Stock issued for services performed,
  February 25 ($.0007 per share)                  725,000              7            493               -            500

Net Loss, Year ended December 31, 1987                  -              -              -          (8,791)        (8,791)
                                              ____________    ___________     __________    _____________   __________

Balance, December 31, 1987                        750,000              8            842          (8,791)        (7,941)

Net loss, Year ended December 31, 1998                  -              -              -          (1,000)        (1,000)
                                              ____________    ___________     __________    _____________   __________

Balance, December 31, 1988                        750,000              8            842          (9,791)        (8,941)

Stock issued for services performed,
  July 20, 1989 ($.0001 per share)              4,250,000             42            958               -          1,000

Net loss, Year ended December 31, 1989                  -              -              -          (2,700)        (2,700)
                                              ____________    ___________     __________    _____________   __________

Balance, December 31, 1989                      5,000,000             50          1,800         (12,491)       (10,641)

Net loss, Year ended December 31, 1990                  -              -              -            (875)          (875)
                                              ____________    ___________     __________    _____________   __________

Balance, December 31, 1990                      5,000,000             50          1,800         (13,366)       (11,516)

Net loss, Year ended December 31, 1991                  -              -              -          (2,900)        (2,900)
                                              ____________    ___________     __________    _____________   __________

Balance, December 31, 1991                      5,000,000             50          1,800         (16,266)       (14,416)

Net loss, Year ended December 31, 1992                  -              -              -          (1,235)        (1,235)
                                              ____________    ___________     __________    _____________   __________

Balance,  December 31, 1992                     5,000,000             50          1,800         (17,501)       (15,651)

Net loss, Year ended December 31, 1993                  -              -              -          (6,775)        (6,775)
                                              ____________    ___________     __________    _____________   __________

Balance,  December 31, 1993                     5,000,000             50          1,800         (24,276)       (22,426)

Net loss, Year ended December 31, 1994                  -              -              -          (4,875)        (4,875)
                                              ____________    ___________     __________    _____________   __________

Balance, December 31, 1994                      5,000,000             50          1,800         (29,151)       (27,301)

Capital Contribution from Shareholder,
  April 17, 1995                                        -              -         27,301               -         27,301

Stock issued for cash, May 8, 1995
  ($1.02 per share)                               100,000              1        101,999               -        102,000

Net loss, year ended December 31, 1995                  -              -              -         (95,574)       (95,574)
                                              ____________    ___________     __________    _____________   __________

Balance, December 31, 1995                      5,100,000     $       51     $  131,100     $  (124,725)    $    6,426
                                              ____________    ___________     __________    _____________   __________



   The accompanying notes are an integral part of these financial statements.


                            VEGA-ATLANTIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JANUARY 28, 1987 (INCEPTION) TO MARCH 31, 2003
                                   (Continued)
                                                                                                Deficit
                                                                                              Accumulated
                                                     Common Stock             Additional        During
                                              ___________________________     Paid - in       Development
                                                Shares          Amount         Capital          Stage          Total
                                              ____________    ___________     __________    _____________   __________

Balance, December 31, 1995                      5,100,000     $       51     $  131,100        (124,725)    $    6,426

Issuance of stock to purchase subsidiary,
March 28, 1996 ( $1.687 per share)              1,000,000             10      1,686,990               -      1,687,000

Net loss, quarter ended March 31, 1996                  -              -              -         (23,357)       (23,357)
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 1996                         6,100,000             61      1,818,090        (148,082)     1,670,069

Stock issued for cash, May 6, 1996 ($1.00
  per share)                                       50,000              1         49,999                         50,000
Stock issued for cash, May 8, 1996 ($1.00
  per share)                                      120,000              1        119,999                        120,000
Stock issued for cash, May 13, 1996
  ($1.00 per share)                                35,000                        35,000                         35,000
Stock issued for cash, March 12, 1997
  ($.25 per share)                              1,800,000             18        449,982                        450,000
Stock issued for cash, April 15, 1997
  ($.20 per share)                                250,000              3         49,997                         50,000

Issuance of stock in repayment of
advances, March 12, 1997 ($.25 per share)         200,000              2         49,998                         50,000

Net loss, year ended March 31, 1997                                                          (2,776,800)    (2,776,800)
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 1997                         8,555,000             86      2,573,065      (2,924,882)      (351,731)

Stock issued for cash, March 13, 1998
  ($15 per share)                               3,000,000             30        449,970                        450,000
Stock issued for cash, March 24, 1998
  ($.15 per share)                              1,333,333             13        199,987                        200,000
Stock issued for cash, March 25, 1998
  ($.15 per share)                              1,306,667             13        195,987                        196,000
Stock issued for cash, March 26, 1998
  ($.15 per share)                                360,000              4         53,996                         54,000

Net loss, year ended March 31, 1998                                                            (712,457)      (712,457)
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 1998                        14,555,000            146      3,473,005      (3,637,339)      (164,188)

Issuance of common shares in exchange
  for $5,841 of accounts payable, Jan. 15,
  1999 ($.195 per share)                           30,000              -          5,841               -          5,841

Issuance of common shares in exchange
  for technology license agreement, Mar.
  15, 1999 ($.14 per share)                     1,000,000             10        139,990               -        140,000

Issuance of common shares in exchange
  for profit sharing interest, March 28,
  1999 ($.15 per share)                           500,000              5         74,995               -         75,000

Issuance of SEC Reg D-504 common
  shares for cash, March 31, 1999
  ($.20 per share)                              1,500,000             15        299,985               -        300,000

Net loss, Year ended March 31, 1999                     -              -              -      (1,213,701)    (1,213,701)
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 1999                        17,585,000     $      176     $3,993,816      (4,851,040)    $ (857,048)
                                              ____________    ___________     __________    _____________   __________


   The accompanying notes are an integral part of these financial statements.

                            VEGA-ATLANTIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JANUARY 28, 1987 (INCEPTION) TO MARCH 31, 2003
                                   (Continued)

                                                                                                Deficit
                                                                                              Accumulated
                                                     Common Stock             Additional        During
                                              ___________________________     Paid - in       Development
                                                Shares          Amount         Capital          Stage          Total
                                              ____________    ___________     __________    _____________   __________

Balance,  March 31, 1999                       17,585,000     $      176     $3,993,816      (4,851,040)    $ (857,048)

Stock issued in settlement of
  advances payable, March 29, 2000
  ($.50 per share)                              2,061,000             20      1,030,443               -      1,030,463

Stock subscription for Reg S common
  shares ($.25 per share)                         560,000              6        139,994               -        140,000

Net loss, Year ended March 31, 2000                     -              -              -      (1,091,711)    (1,091,711)
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 2000                        20,206,000            202      5,164,253      (5,942,751)      (778,296)

Stock issued for interest in Tun
  Resources Inc., May 1, 2000 ($.42 per
  share)                                        1,600,000             16        671,984                        672,000

Stock issued in settlement of debt,
  May 30, 2000 ($.075 per share)                  200,000              2         14,998               -         15,000

Stock issued for cash, June 30, 2000
  ($.25 per share)                              2,900,000             29        724,971               -        725,000

Stock subscription for Reg S common
  shares ($.25 per share)                        (560,000)            (6)      (139,994)              -       (140,000)

Stock issued for cash, July 7, 2000
  ($.25 per share)                                100,000              1         24,999               -         25,000

Stock issued for cash, July 11, 2000
  ($.25 per share)                                800,000              8        199,992               -        200,000

Stock issued for cash, August 17, 2000
  ($.25 per share)                              1,200,000             12        299,988               -        300,000

Stock based compensation                                -              -        262,247               -        262,247

4:1 Reverse stock-split, December 22,
  2000                                        (19,834,495)             -              -               -              -

Stock issued in settlement of debt,
  December 27, 2000 ($.03 per share)            7,976,900             80        239,226               -        239,306

Loss on settlement of debt                              -              -      1,754,917               -      1,754,917

Net loss, Year ended March 31, 2001                     -              -              -      (4,298,771)    (4,298,771)
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 2001                        14,588,405            344      9,217,581     (10,241,522)    (1,023,597)

Return of stock to treasury and
  cancellation, October 31, 2001                 (375,000)           (15)            15               -              -

Stock issued in settlement of debt,
  November 13, 2001 ($.15 per share)            1,000,000             10        149,990               -        150,000

Net income, Year ended March 31, 2002                   -              -              -         418,824        418,824
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 2002                        15,213,405     $      339     $9,367,586      (9,822,698)    $ (454,773)
                                              ____________    ___________     __________    _____________   __________


   The accompanying notes are an integral part of these financial statements.

                            VEGA-ATLANTIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JANUARY 28, 1987 (INCEPTION) TO MARCH 31, 2003
                                   (Continued)

                                                                                                Deficit
                                                                                              Accumulated
                                                     Common Stock             Additional        During
                                              ___________________________     Paid - in       Development
                                                Shares          Amount         Capital          Stage          Total
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 2002                        15,213,405     $      339      9,367,586     $(9,822,698)    $ (454,773)

Stock issued in settlement of debt,
  October 3, 2002                               7,318,705             73        219,487               -        219,560

Return of stock to Treasury and
  cancellation, October 3, 2002                  (400,000)            (4)       (11,996)              -        (12,000)

20:1 Reverse stock-split, March 31, 2003      (21,025,332)             -              -               -              -

Net loss, Year ended March 31, 2003                                                            (261,243)      (261,243)
                                              ____________    ___________     __________    _____________   __________

Balance, March 31, 2003                         1,106,778     $      408      9,575,077    $(10,083,941)    $ (508,456)
                                              ============    ===========     ===========   =============   ==========







   The accompanying notes are an integral part of these financial statements.




                            VEGA-ATLANTIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                                                                Year ended        Year ended    January 28, 1987
                                                                            March 31, 2003   March 31, 2002       (inception) to
                                                                                                                 March 31, 2003
_________________________________________________________________________________________________________________________________

CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
  Net income (loss) for the year                                              $ (261,243)        $  418,824       $ (10,083,941)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
  - non-cash loss on sale of subsidiary                                                 -                 -           1,687,000
  - non-cash gain on sale of joint venture                                              -                 -             (19,318)
  - non-cash research and development expense                                           -                 -             783,182
  - non-cash interest recognized through discount adjustment                            -                 -              31,818
  - common stock issued in settlement of debt                                           -                 -              84,992
  - impairment of interest in mineral properties                                        -                 -           1,303,611
  - stock-based compensation                                                            -                 -             262,247
  - loss on settlement of convertible promissory notes                                  -                 -           1,754,917
  - gain on settlement of debt, net of current period accrual                           -           (61,267)            (61,267)
  - gain on sale of joint venture interest                                              -           (50,000)            (50,000)
  - non-cash gain on settlement of lawsuit                                        (12,000)         (651,316)           (663,316)
  - consulting and administration fees accrued                                    375,250                 -             375,250
  - net changes in other working capital items                                    (20,533)          (19,553)            372,068
_________________________________________________________________________________________________________________________________

CASH FLOWS USED IN OPERATING ACTIVITIES                                            81,474          (363,312)         (4,222,757)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (repaid to) related parties - net                                 (82,581)          313,066           1,439,391
  Interest paid                                                                         -                 -              (1,433)
  Convertible notes                                                                     -                 -              99,500
  Sale of common stock                                                                  -                 -           3,357,000
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                    (82,581)          313,066           4,894,458
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition and exploration                                          -                 -            (622,567)
  Purchase of subsidiaries, net of cash acquired                                        -                 -             (99,045)
  Proceeds from sale of joint venture interest                                          -            50,000              50,000
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                                          -            50,000            (671,612)
_________________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                        (1,107)             (246)                 89

CASH, BEGINNING OF YEAR                                                             1,196             1,442                   -
_________________________________________________________________________________________________________________________________

CASH, END OF YEAR                                                             $        89        $    1,196       $          89
=================================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
During the year ended March 31, 2003, the Company issued 365,935 common shares in settlement of debt of $219,561. (See Notes 5 and 8.)
During the year ended March 31, 2002, the Company issued 50,000 common shares in settlement of debt of $150,000.
During the year ended March 31, 2002, in connection with the settlement of the lawsuit described in Note 6, the Company wrote off its notes payable and accrued interest resulting in a gain of $657,066.

   The accompanying notes are an integral part of these financial statements.

                           VEGA-ATLANTIC CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
________________________________________________________________________________
                                 MARCH 31, 2003



NOTE 1:  NATURE AND CONTINUANCE OF OPERATIONS
________________________________________________________________________________

The Company is a development stage company and to date has not commenced any commercial operations or generated any revenues. Due to the inability to raise sufficient capital, the Company has either sold or disposed of its interests in mineral properties. The Company is continuing to assess new business ventures for possible acquisition or merger and such businesses may or may not be in the minerals exploration or oil and gas industries. Subsequent to year end the Company entered into an Agreement in Principle to acquire Transax Limited, a telecommunications technology company. Refer to Note 9 - Subsequent Events.

At March 31, 2003, the Company had a working capital deficiency of $508,456 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

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

NET EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic earnings (loss) per share as the potentially dilutive factors are anti-dilutive to basic earnings
(loss) per share. The comparative net earnings (loss) per share figures have been restated to give effect to the reverse split of common shares as described in Note 8.

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

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
________________________________________________________________________________
MARCH 31, 2003


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The  Company  has  also  adopted  the  provisions  of the  Financial  Accounting
Standards  Board  Interpretation  No.44,  Accounting  for  Certain  Transactions
Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS 142 has not had a material impact on the Company's financial position or results of operations.

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
________________________________________________________________________________
MARCH 31, 2003


NOTE 3:  INTEREST IN MINERAL PROPERTIES
________________________________________________________________________________

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

Subject to the completion of its due diligence, the Company committed to spend $8,000,000 to increase production, expand reserves and improve overall silver recovery in return for an 85% interest in the silver mine and deposit areas. The Board of Directors of the Company determined that the Company was unable to meet it's funding obligations and consequently by agreement dated May 11, 2001, sold 100% of its interest in Alaskan and forfeited all of the rights and obligations under the JV Contract in consideration of $50,000, resulting in a gain of $50,000.


NOTE 4:  EMPLOYEE STOCK OPTION PLAN
________________________________________________________________________________

On May 1, 2000, the shareholders of the Company as represented by 51% of the issued and outstanding common shares of the Corporation voted to approve the creation of an employee stock option plan (the "Old SOP"). The plan extended for a 10-year term and consisted of 500,000 pre reverse-split share options priced at $1.00 per share. The Company's Old SOP was cancelled and the options issued thereon were cancelled on March 25, 2003.

By Directors' Resolution dated November 19, 2002 and effective March 25, 2003, the Company adopted a New Stock Option Plan ("New SOP"). The New SOP shall be deemed to be effective as of March 25, 2003. The New SOP provides authority for the Board to grant Options, for the purchase of a total number of shares of the Company's post reverse-split common stock, not to exceed 3,000,000 post reverse-split shares. The New SOP also provides that in no event may the maximum number of shares reserved for any one individual exceed 15% of the issued and outstanding share capital of the Company. The option period of options granted under the New SOP shall be up to 10 years and the option price per share shall be no less than the fair market value of a share of common stock on the date of grant of the stock option.

As at March 31, 2003 no options have been granted under the New SOP and no options are outstanding. All options to be granted will expire on or before April 30, 2010. Shares which may be acquired through the New SOP may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the New SOP will not be in lieu of salary or other compensation for services.

Refer to Note 9 - Subsequent Events.


NOTE 5:       RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the year ended March 31, 2003 the Company incurred expenses for managerial, administrative, consulting and investor relation services in the amount of $375,250 (2002 - $260,675) to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999 which provides for compensation for services rendered in an amount not greater than $75,000 per month or $900,000 per year. The Company accrued $27,483 in interest payable, received advances of $19,957 and repaid $133,200 to ICI during 2003. A director of the Company provides consulting services to ICI and was paid approximately $17,325 during the year ended March 31, 2003 (2002 - $12,500). Additionally, the Company issued 234,812 common shares to ICI in satisfaction of $140,887 in debts. As at March 31, 2003, $409,410 plus $13,829 in accrued interest at 10% per annum is owed to ICI (2002 - $251,128 plus $23,508 accrued interest). The balance of amounts owing to ICI is unsecured and without any specified terms of repayment.

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
________________________________________________________________________________
MARCH 31, 2003


NOTE 5:       RELATED PARTY TRANSACTIONS (CONT'D)
________________________________________________________________________________

During the year ended March 31, 2003, the Company received cash advances of $3,603 and accrued $5,074 in interest due to certain shareholders. Additionally, the Company issued 131,123 common shares to these certain shareholders in satisfaction of $78,674 in outstanding debts. As at March 31, 2003, $22,749 is owing to certain shareholders for cash advances and accrued interest at 10% per annum (2002 - $92,746). The balance of amounts owing to certain shareholders are unsecured and without any specified terms of repayment.

________________________________________________________________________________

NOTE 6:  LITIGATION

AURIC, DAMES & MOORE, ET AL
On September 27, 1999, Intergold Corporation ("IGCO"), its wholly owned subsidiary, International Gold Corporation ("IGC"), and Geneva initiated a legal complaint against AuRIC, Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva were to be determined in court.

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

During the year ended March 31, 2002 a settlement was reached and the parties agreed to have the lawsuit dismissed. As part of the settlement, the promissory notes totaling $600,000 plus accrued interest of $57,066 that were payable by the Company to AuRIC and Geneva were cancelled, and 12,500 shares issued to AuRIC and 6,250 common shares issued to Geneva were returned to the Company for subsequent cancellation. All cash recovered through the settlement was paid to Tristar Financial Services, Inc. as partial repayment for legal fees and direct litigation costs it had incurred on behalf of the plaintiffs according to the terms of a lawsuit funding agreement between the plaintiffs and Tristar Financial Services, Inc. As total litigation costs incurred by Tristar Financial Services, Inc. exceeded the cash recovered through the settlement, there was no surplus available for application to the losses incurred by the Company with respect to the litigation. The plaintiff's settlement included $808,000 in cash, of which $345,000 was paid for outstanding legal costs, $10,000 was paid to Goldstate Corporation, and $453,000 was paid to Tristar Financial Services, Inc. Cash paid to Tristar Financial Services, Inc. was less than costs incurred by Tristar Financial Services, Inc. under the lawsuit funding agreement between the plaintiffs and Tristar Financial Services, Inc.

GOLDEN THUNDER RESOURCES LTD.
On January 12, 2000, the Company entered into a letter of intent with Golden Thunder Resources Ltd. ("Golden Thunder"), a Canadian public company, to purchase from Golden Thunder 80% of the issued and outstanding shares of common stock of Tun Resources Inc., a Canadian corporation ("Tun Resources"), with an option to purchase the remaining 20% of the issued and outstanding shares of Tun Resources at fair market value.

On May 2, 2000, the Company executed a definitive closing agreement to purchase the 80% interest in Tun Resources. The 80% interest in Tun Resources was purchased in exchange for the funding commitment of $1,180,000 by August 15, 2000 (subsequently extended to February 15, 2001, and further extended to the date of the vendor's next annual shareholder meeting) and the issuance of 20,000 restricted common shares in the capital of the Company valued at $672,000.

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
________________________________________________________________________________
MARCH 31, 2003


NOTE 6:  LITIGATION (CONT'D)
________________________________________________________________________________

On December 12, 2000, as amended on February 9, 2001, the Company provided an offer to Golden Thunder that outlined a revised offer to purchase the remaining 20% of Tun Resources and to repurchase all of the Company's 20,000 common shares owned by Golden Thunder in consideration for $113,750. The Company also issued a letter to Golden Thunder requesting an extension to the funding commitment requirement outlined in the Acquisition Agreement until such time as the shareholders of Golden Thunder have voted to accept or reject the amended offer dated February 9, 2001. Subsequently, the amended offer was rejected by the shareholders of Golden Thunder. The Company then initiated legal proceedings against Golden Thunder and Tun Resources for breaches of the Acquisition Agreement and other causes of action, and sought damages of in excess of $800,000. Golden Thunder and Tun Resources then filed a statement of defense alleging that the Company breached the acquisition agreement.

During the year ended March 31, 2003 for consideration of $150,000 and the return to Treasury of the 20,000 common shares owned by Golden Thunder with a fair value of $12,000, the Company entered into an agreement in settlement of its lawsuit with Golden Thunder and Tun Resources resulting in a gain on settlement of $162,000. Effective November 1, 2002, upon receipt of the final $25,000, the Company released all of its claims against Golden Thunder and Tun Resources. On October 3, 2002, the 20,000 common shares were returned to Treasury and cancelled.

________________________________________________________________________________

NOTE 7:  INCOME TAXES

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


NOTE 8:  STOCKHOLDERS' EQUITY
________________________________________________________________________________

COMMON STOCK

On May 1, 2000, the Company issued 20,000 shares of common stock with a fair value of $672,000, for the purchase of an 80% interest in Tun Resources, Inc. (Refer to Note 3)

On May 29, 2000, the Company issued 2,500 shares of common stock for the settlement of accounts payable of the Corporation in the amount of $15,000.

Pursuant to a Reg S private placement offering memorandum dated March 1, 2000, the Company offered 62,500 post reverse-split shares of common stock for total proceeds of $1,250,000. This offering was intended to be used for continued financing of the exploration, development and expansion programs being conducted on the Company's joint venture projects in China, consulting fees, and to provide working capital. As of March 31, 2001, 100% of the offering was completed and the 62,500 shares of common stock had been issued.

On December 27, 2000 the Company issued 398,845 shares of common stock with a fair value of $1,994,226 on the conversion of convertible promissory notes of $239,309, including accrued interest, resulting in a loss on conversion of $1,754,917. The 398,845 shares of common stock represented 54.7% of the outstanding shares of common stock of the Company at March 31, 2001 and accordingly the conversion of the promissory notes resulted in a change in control of the Company.

On October 31, 2001 the Company cancelled 12,500 shares of common stock in the name of AuRIC Metallurgical Laboratories and 6,250 shares of common stock in the name of Geneva Resources Inc. (Refer to Note 6)

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
________________________________________________________________________________
MARCH 31, 2003


NOTE 8:  STOCKHOLDERS' EQUITY (CONT'D)
________________________________________________________________________________

On November 13, 2001 the Company converted $150,000 of debt owing to Investors Communications for 50,000 shares of common stock.

On October 3, 2002 the Company converted $42,187 of debt owing to a Shareholder of the Company for 70,312 shares of common stock. (Refer to Note 5)

On October 3, 2002 the Company converted $140,887 of debt owing to Investors Communications for 234,812 shares of common stock. (Refer to Note 5)

On October 3, 2002 the Company converted $36,487 or debt owing to Tri Star Financial for 60,811 shares of common stock. (Refer to Note 5)

On October 3, 2002, as part of the lawsuit settlement, the 20,000 shares of common stock issued to Tun Resources were returned to Treasury and cancelled. (Refer to Note 6)

REVERSE STOCK SPLITS
Effective December 22, 2000 the Company completed a reverse stock split of one-for-four of the Company's outstanding common stock, resulting in a reduction of the then outstanding common stock from 26,446,000 to 6,611,500. In addition, authorized common stock was reduced from 500,000,000 to 100,000,000.

Effective March 31, 2003, the Company completed a reverse stock split of one-for-twenty of the Company's outstanding common stock, resulting in a reduction of the outstanding common stock from 22,132,110 to 1,106,778 with no change in the authorized common stock.

The par value of the Company's common stock was not changed as a result of either of the above reverse stock splits.

Except for in the Statement of Stockholders' Equity, unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock splits have been restated to reflect the one-for-four and the one-for-twenty common stock splits on a retroactive basis.


NOTE 9:  SUBSEQUENT EVENTS
________________________________________________________________________________

On June 19, 2003 the Company entered into an Agreement in Principle ("AIP") with Transax Limited ("Transax"), a private Colorado corporation engaged in the business of providing information network solutions for healthcare providers and insurance companies. The AIP is subject to a number of conditions precedent including satisfactory completion of due diligence, Board of Directors and shareholder approvals and execution of a formal agreement. The AIP proposes that Transax will be acquired through the merger of Transax with a newly formed wholly-owned subsidiary of the Company.

The proposed terms of acquisition of all of the issued and outstanding shares of the common stock of Transax include the issuance of up to 11,066,207 shares of the Company's restricted common stock, the grant and exchange of 4,500,000 stock options, the grant and exchange of 4,100,000 non-transferable common stock purchase warrants and the issuance of 300,000 shares of the Company's restricted common stock as a finder's fee. In the event the transaction is consummated there will be a change in control of the Company.

The Company has also agreed to use its commercially reasonable efforts to advance up to $250,000 to Transax by way of a loan bearing interest at the rate of 10% per annum.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's principal independent accountant from October 20, 2000 to the present is LaBonte & Co., Chartered Accountants, 610 - 938 Howe Street, Vancouver, British Columbia V6Z 1N9.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

    Name                     Age                     Position with VGAC
____________                 ___                   _______________________

Grant Atkins                 43                    Director and President/CEO
                                                   Secretary and Treasurer/CFO

         GRANT ATKINS has been a director and the President/Chief Executive Officer and Treasurer/Chief Financial Officer of the Company since October 15, 1998. For the past five years Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Mr. Atkins is a consultant through the private management consulting company, Investor Communications International, Inc. Mr. Atkins is also a member of the Board of Directors of Intergold Corporation, a publicly traded corporation formerly engaged in the exploration of gold and silver, a member of the Board of Directors of Petrogen Corp., a public traded corporation specializing in domestic oil and gas production, and a member of the Board of Directors of GeneMax Corp., a publicly traded corporation specializing in immunotherapies for cancer.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the 1934 Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent (10%)of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

         As of the date of this Annual Report none of the officers or directors of the Company are compensated for their roles as directors or executive officers of the Company as the Company is only in the development stage and has not yet realized substantial revenues from business operations. Officers and directors, however, are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. None of the Company's directors or executive officers are party to employment agreements with the Company. The Company presently has no pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans.

         Grant Atkins, the current President/Chief Executive Officer, Treasurer/ Chief Financial Officer and director of the Company, derives remuneration from the Company indirectly through ICI, which provides a wide range of financial, consulting, administrative and management services to the Company on a month-to-month basis as needed. During the fiscal year ended March 31, 2003, Mr. Atkins received approximately $17,325 from ICI for work conducted relating to the management and administration of the Company.

SUMMARY COMPENSATION TABLE

                        Annual Compensation    Awards      Payouts
                        ___________________ ____________   _______
                              $       $       $       $       #      $      $
Name and Position          Salary   Bonus   Other    RSA   Options  LTIP  Other
_________________          ______   _____   _____    ___   _______  ____  _____

                                                 (1)
Grant Atkins        2001     0        0     $30,000   0       0      0      0
Pres./CEO           2002     0        0     $12,000   0       0      0      0
Director            2003     0        0     $17,325   0       0      0      0

John Bowles         2001     0        0     $    0    0       0      0      0
Prior Director      2002     0        0          0    0       0      0      0
                    2003     0        0          0    0       0      0      0

Herb Ackerman       2001     0        0          0    0       0      0      0
Prior Director      2002     0        0          0    0       0      0      0
                    2003     0        0          0    0       0      0      0

                                                 (1)
Gary Powers         2001     0        0     $30,000   0       0      0      0
Prior Director      2002     0        0          0    0       0      0      0
                    2003     0        0          0    0       0      0      0

         (1) Annual compensation based on the fiscal year of April 1st to March 31st and paid according to individual contractual arrangements.

STOCK OPTION PLAN

         On June 16, 2003, the Board of Directors of the Company unanimously approved and adopted a Stock Option Plan. The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan stock options (the "Stock Options") will be granted only to key personnel of the Company; generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

         The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine: (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each Stock Option and the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of up to ten years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to presently exceed 4,500,000 shares (post-Reverse Stock Split), as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of Common Stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company at that time.

         In the event that a Stock Option optionee, who is a director or officer of the Company, ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to 90 calendar days after the effective date that such position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event that an optionee, who is an employee or consultant of the Company, ceases to be employed by the Company, any

Stock Option held by such optionee generally may be exercisable within up to 60 calendar days (or up to 30 calendar days where the optionee provided only investor relations services to the Company) after the effective date that such employment ceases, and after such 60- or 30-day period any unexercised Stock Option shall expire.

         No Stock Options granted under the Stock Option Plan will be transferable by an optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of up to ten years and the limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

         The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the Stock Option.

Incentive Stock Options

         The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive Stock Options one or more incentive Stock Options to purchase the number of shares of Common Stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be not less than fair market value of a share of Common Stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the proposed Stock Option Plan, "fair market value" of an Incentive Stock Option as of any date shall not be less than the closing price for the shares of Common Stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than up to ten years from the date of grant of the Incentive Stock Option, subject to possible earlier termination as described above.

         As of the date of this Annual Report no Stock Options or Incentive Stock Options under the Stock Option Plan have been granted (which does not include those stock options previously granted). See " - Non-Qualified Stock Option Plan" below. In accordance with the Company's proposed Stock Option Plan, and subject to approval by the shareholders, the Company anticipates filing with the Commission registration statements on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" (each an "S-8") registering Stock Options and Incentive Stock Options under its proposed Stock Option Plan in the amount of up to 4,500,000 post-Reverse Stock Split shares at various exercise prices. Upon approval by the shareholders of the proposed Stock Option Plan the Board of Directors will be authorized, without further Shareholder approval, to grant such Stock Options from time to time to acquire up to an aggregate of up to 4,500,000 shares of the Company's Common Stock.

NON-QUALIFIED STOCK OPTION PLAN

         On May 1, 2000, the then Board of Directors of the Company adopted a Non-Qualified Stock Option Plan (the "Non-Qualified SOP"), which provided for the grant of 500,000 options to purchase an aggregate of 500,000 shares of restricted Common Stock at $1.00 per share.

         During the prior fiscal years 2001 and 2002, the then Board of Directors granted 487,500 stock options pursuant to the Non-Qualified SOP to acquire up to an aggregate of 487,500 shares of restricted Common Stock at $1.00 per share. No stock options granted under the Non-Qualified SOP were exercised by the optionees thereof.

         Subsequent to December 31, 2002, and as of the date of the Proxy Statement, the Board of Directors of the Company voted to terminate the Non-Qualified SOP and to unilaterally cancel the 487,5000 stock options as granted. The Board of Directors based its decision regarding cancellation of the stock options on the fact that the Non-Qualified SOP and subsequent grants of stock options were done at a time when management anticipated that the Company would have a viable and ongoing business development venture relating to certain mining claims. The then optionees did not perform the services intended as the mining claims did not contain any gold and associated business operations failed. The business venture was subject to litigation (as described above) and is no longer being pursued by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of the date of this Annual Report there are 1,106,778 shares of Common Stock issued and outstanding. The following table sets forth information as of the Record Date concerning: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

NAME                             POSITION      AMOUNT AND NATURE OF   PERCENT OF
                                               BENEFICIAL OWNERSHIP   OWNERSHIP
________________________________________________________________________________
                                                          (1)(2)
Alexander W. Cox                Shareholder          216,165            19.53%
428-755 Burrard St.
Vancouver, British Columbia
V6Z 1X6 Canada

                                                          (2)(3)
Pacific Rim Financial Inc.      Shareholder           56,665            5.12%
84 Brook Street
Mayfair, London  W1K 5EH

                                                          (1)(2)(4)
Investor Communications         Shareholder          303,562           27.43%
 International, Inc.
435 Martin Street, Suite 2000
Blaine, Washington 98320

                                                         (1)(2)
TriStar Financial               Shareholder          60,811             5.49%
 Services Inc.
435 Martin Street, Suite 2000
Blaine, Washington 98230

                                                         (2)(5)
Brent Pierce                    Shareholder          73,312             6.62%
16377 Lincoln Woods Court
Surrey, British Columbia
Canada V3S 0J8

                                                         (1)(2)
All officers and directors      Shareholder             250              .02%
 as a group (1 person)

_______________________________
     (6)  These are restricted shares of Common Stock.
     (7) Shares held of record have been adjusted to take into account the Reverse Stock Split effected on approximately April 2, 2003.
     (8) Of the 56,665 shares of Common Stock held of record by Pacific Rim Financial Inc., approximately 15,000 are free trading.
     (9) The Company and ICI entered into a two-year Consulting Agreement dated April 1, 1999, and renewed on April 1, 2001 for an additional two-year period, pursuant to which ICI performs a wide range of management, administrative, financial, marketing and public company services for the Company. ICI continues to provide services on a month to month basis.
     (10) Of the 73,312 shares of Common Stock held of record by Brent Pierce, approximately 3,000 are free trading.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         With the exception of the current contractual relations between the Company and ICI, as of the date of this Annual Report the Company has not entered into any contractual arrangements with related parties other than those transactions resulting primarily from advances made by related parties to the Company. Mr. Atkins is a director and the President, Secretary and Treasurer of the Company, and is a member of the management team provided by ICI. The Board of Directors of the Company has not adopted or approved any policy regarding possible future transactions with related third parties.

         Mr. Atkins is engaged in other businesses, either individually or through partnerships and corporations in which he may have an interest, hold an office or serve on the Boards of Directors. The sole director of the Company, Mr. Atkins, has other business interests to which he may devote a major or significant portion of his time. Certain conflicts of interest, therefore, may arise between the Company and its directors. Such conflicts can be resolved through the exercise by such directors of judgment consistent with their fiduciary duties to the Company. The directors intend to resolve such conflicts in the best interests of the Company. Moreover, the directors will devote their time to the affairs of the Company as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

               None.

(b)      Reports.

               None.

ITEM 14. CONTROLS AND PROCEDURES

         The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

         There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

         Grant Atkins, a member of the Board of Directors and executive officer, is signing this Annual Report in his capacity as the President/Chief Executive Officer and as the Treasurer/Chief Financial Officer.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VEGA-ATLANTIC CORPORATION


Dated: June 23, 2003                     By: /s/ GRANT ATKINS
                                         ___________________________
                                         Grant Atkins, President and
                                         Chief Executive Officer



                                         By: /s/ GRANT ATKINS
                                         ___________________________
                                         Grant Atkins, Treasurer and
                                         Chief Financial Officer

                                  CERTIFICATION

I, Grant Atkins, certify that:


    1. I have reviewed this annual report on Form 10-KSB of Vega-Atlantic Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       /s/ GRANT ATKINS
                                       ___________________________
                                           Grant Atkins
                                           President/Chief Executive Officer and
                                           Treasurer/Chief Financial Officer

Date: June 23, 2003