Form 10QSB/A
period 2002-09-30
VEGA ATLANTIC CORP/CO
filed 2003-07-08
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #2

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

                                             VEGA-ATLANTIC CORPORATION

Dated: July 8, 2003                          By: /s/ GRANT ATKINS
                                             ---------------------------
                                             Grant Atkins
                                             Director, President/Chief Executive
                                             Officer, Secretary and Treasurer/
                                             Chief Financial Officer

                                  CERTIFICATION

I, Grant Atkins, certify that:


    1. I have reviewed this quarterly report on Form 10-QSB of Vega-Atlantic Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

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



                                       /s/ GRANT ATKINS
                                       ___________________________
                                           Grant Atkins
                                           President and Chief Executive Officer

Date: July 8, 2003



                                       /s/ GRANT ATKINS
                                       ___________________________
                                           Grant Atkins
                                           Treasurer and Chief Financial Officer

Date: July 8, 2003