Form 10QSB
period 2003-06-30
VEGA ATLANTIC CORP/CO
filed 2003-08-14
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   ________  ________


                         Commission file number 0-27845


                            VEGA-ATLANTIC CORPORATION
        (proposing to change its name to "Transax International Limited")
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

          Yes  X    No
              ___      ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                          Outstanding as of August 7, 2003
  _______________________________             ________________________________

  Common Stock, $.00001 par value                        1,106,701*

*Total issued and outstanding shares of Common Stock has been reduced in accordance with reverse stock split of one-for-twenty effected approximately April 2, 2003.

Transitional Small Business Disclosure Format (check one)

          Yes       No  X
              ___      ___

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS

         INTERIM STATEMENTS OF OPERATIONS

         INTERIM STATEMENTS OF CASH FLOWS

         NOTES TO INTERIM FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.  OTHER INFORMATION                                                   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                   23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
____________________________


                            VEGA-ATLANTIC CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)



BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS



                                              VEGA-ATLANTIC CORPORATION

                                            (A DEVELOPMENT STAGE COMPANY)

                                                  BALANCE SHEETS


                                                                                June 30,        March 31,
                                                                                    2003             2003
_________________________________________________________________________________________________________
                                                                             (Unaudited)
                                                             ASSETS

CURRENT ASSETS
   Cash                                                                     $     4,159       $        89
_________________________________________________________________________________________________________

                                                                            $     4,159       $        89
=========================================================================================================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                 $    48,585       $    62,557
   Due to related parties (Note 4)                                              556,406           445,988
_________________________________________________________________________________________________________

                                                                                604,991           508,545
_________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 6)
   Preferred stock, no par value; 20,000,000 shares authorized,                       -                 -
      nil shares issued and outstanding
   Common stock, $.00001 par value, 100,000,000 shares authorized
      1,106,701 (March 31, 2003 - 1,106,701) post reverse-split shares
      issued and outstanding                                                        408               408
   Additional paid-in capital                                                 9,575,077         9,575,077
   Deficit accumulated during the development stage                         (10,176,317)      (10,083,941)
_________________________________________________________________________________________________________

   Total stockholders' equity (capital deficiency)                             (600,832)         (508,456)
_________________________________________________________________________________________________________

                                                                            $     4,159       $        89
=========================================================================================================


CONTINGENCIES (Note 1)


     The accompanying notes are an integral part of these interim consolidated financial statements.




                                              VEGA-ATLANTIC CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          INTERIM STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                                                                                      January 28,
                                                                                                                             1987
                                                                                   Three months     Three months   (inception) to
                                                                                     ended June       ended June         June 30,
                                                                                       30, 2003         30, 2002             2003
_________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting fees                                                                   $         -      $         -     $    260,872
  Directors' fees                                                                             -                -           49,500
  Office and general                                                                     51,982           30,046        3,792,293
  Interest expense                                                                       12,208            9,484          268,863
  Professional fees                                                                      28,186           11,560          361,642
  Stock-based compensation                                                                    -                -          262,247
  Gain on settlement of debt                                                                  -                -          (66,267)
_________________________________________________________________________________________________________________________________

  Total general and administrative expenses                                              92,376           51,090        4,929,150
_________________________________________________________________________________________________________________________________

LOSS BEFORE THE FOLLOWING                                                               (92,376)         (51,090)      (4,929,150)

  Mineral property acquisition and exploration costs                                          -                -       (2,174,005)
  Gain on sale of joint venture interest                                                      -                -           69,318
  Gain on settlement of lawsuit                                                               -                -          819,066
  Loss on settlement of convertible promissory notes                                          -                -       (1,754,917)
_________________________________________________________________________________________________________________________________

LOSS FROM CONTINUING OPERATIONS                                                         (92,376)         (51,090)      (7,969,688)

DISCONTINUED OPERATIONS
  Loss from discontinued operations of Century Manufacturing, Inc.                            -                -       (2,206,629)
_________________________________________________________________________________________________________________________________

LOSS FOR THE PERIOD                                                                 $   (92,376)     $   (51,090)    $(10,176,317)
=================================================================================================================================



BASIC LOSS PER SHARE                                                                $     (0.08)     $     (0.07)
================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            1,106,701          760,670
================================================================================================================




           The accompanying notes are an integral part of these interim consolidated financial statements.




                                              VEGA-ATLANTIC CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                           ITERIM STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)


                                                                     Three months      Three months    January 28, 1987
                                                                            ended             ended      (inception) to
                                                                    June 30, 2003     June 30, 2002       June 30, 2003
_______________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                              $  (92,376)       $  (51,090)      $ (10,083,941)
  Adjustments to reconcile net loss to net cash from
  operating activities:
  - non-cash loss on sale of subsidiary                                         -                 -           1,687,000
  - non-cash gain on sale of joint venture                                      -                 -             (19,318)
  - non-cash research and development expense                                   -                 -             783,182
  - non-cash interest recognized through discount adjustment                    -                 -              31,818
  - common stock issued in settlement of debt                                   -                 -              84,992
  - impairment of interest in mineral properties                                -                 -           1,303,611
  - stock-based compensation                                                    -                 -             262,247
  - loss on settlement of convertible promissory notes                          -                 -           1,754,917
  - gain on settlement of debt, net of current period accrual                   -                 -             (61,267)
  - gain on sale of joint venture interest                                      -                 -             (50,000)
  - non-cash gain on settlement of lawsuit                                      -                 -            (663,316)
  - consulting and administration fees accrued                             47,800                 -             423,050
  - net changes in other working capital items                            (13,972)          (27,035)            358,096
_______________________________________________________________________________________________________________________

CASH FLOWS USED IN OPERATING ACTIVITIES                                   (58,548)          (78,125)         (4,281,305)
_______________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties                                            62,618            77,179           1,502,009
  Interest paid                                                                 -                 -              (1,433)
  Convertible notes                                                             -                 -              99,500
  Sale of common stock                                                          -                 -           3,357,000
_______________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES                                       62,618            77,179           4,957,076
_______________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral property acquisition and exploration                                  -                 -            (622,567)
  Purchase of subsidiaries, net of cash acquired                                -                 -             (99,045)
  Proceeds from sale of joint venture interest                                  -                 -              50,000
_______________________________________________________________________________________________________________________

CASH FLOWS USED IN INVESTING ACTIVITIES                                         -                 -            (671,612)
_______________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                 4,070              (946)              4,159

CASH, BEGINNING OF PERIOD                                                      89             1,196                   -
_______________________________________________________________________________________________________________________

                                                                       $    4,159        $      250          $    4,159
=======================================================================================================================

           The accompanying notes are an integral part of these interim consolidated financial statements.


                           VEGA-ATLANTIC CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
________________________________________________________________________________
                                 JUNE 30, 2003
                                  (Unaudited)


NOTE 1:  NATURE AND CONTINUANCE OF OPERATIONS
________________________________________________________________________________

The Company is a development stage company and to date has not commenced any commercial operations or generated any revenues. Due to the inability to raise sufficient capital, the Company has either sold or disposed of its interests in mineral properties. The Company is continuing to assess new business ventures for possible acquisition or merger and such businesses may or may not be in the minerals exploration or oil and gas industries. Subsequent to year end the Company entered into an Agreement in Principle to acquire Transax Limited, an electronic data transaction based solutions provider. Refer to Note 7 - Subsequent Events.

At June 30, 2003, the Company had a working capital deficiency of $600,832 and has incurred substantial losses to date and further losses are anticipated in the future. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's future operations are dependent on its ability to raise additional working capital, settling its outstanding debts and ultimately on generating profitable operations from a new business venture.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.


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

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
________________________________________________________________________________
JUNE 30, 2003
(Unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

MINERAL PROPERTIES

The Company's resource property acquisition, exploration and development costs are expensed as incurred. Once the Company has determined that a property can be economically developed, further exploration and development costs are capitalized. The capitalized costs are depleted on a property by property basis over the estimated useful lives of the properties upon commencement of commercial production using the unit-of-production method. Capitalized costs relating to mineral properties which are sold or abandoned are written off when such events occur. The proceeds received from property options granted are applied against the costs of the related property and any excess is included in earnings for the period. The Company reviews the carrying value of resource properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at which time a write-down is recorded.

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

INCOME TAXES

The Company follows the liability method of accounting for income taxes, in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
________________________________________________________________________________
JUNE 30, 2003
(Unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

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


NOTE 3:  STOCK OPTION PLAN
________________________________________________________________________________

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

On July 22, 2003, the Board of Directors of the Company unanimously approved and adopted a Stock Option Plan (SOP) to replace the New SOP which was cancelled. In all respects the SOP is identical to the New SOP, described above, except that the SOP provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to presently exceed 4,500,000 shares (post-Reverse Stock Split), as at the date of adoption by the Board of Directors of the Stock Option Plan. The SOP has been adopted pursuant to the terms of the Transax Merger Agreement. (Refer to Note 7.)

As at June 30, 2003 no options have been granted under the New SOP or the SOP and no options are outstanding. All options to be granted will expire on or before April 30, 2010. Shares which may be acquired through the SOP may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the SOP will not be in lieu of salary or other compensation for services.

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
________________________________________________________________________________
JUNE 30, 2003
(Unaudited)


NOTE 4:       RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the three month period ended June 30, 2003 the Company incurred expenses for managerial, administrative, consulting and investor relation services in the amount of $47,800 (2002 - $59,550) to Investor Communications International, Inc. ("ICI") under a consulting services and management agreement dated April 1, 1999 which provides for compensation for services rendered in an amount not greater than $75,000 per month or $900,000 per year. The Company accrued $11,421 in interest payable to ICI for the three months ended June 30, 2003. At June 30, 2002 ICI had made net cash advances of $28,600. A director of the Company provides consulting services to ICI and was paid approximately $6,250 during the three month period ended June 30, 2003 (2002 - $0). As at June 30, 2003, $485,810 plus $25,250 in accrued interest at 10% per annum is owed to ICI (2002
- $315,393 plus $30,809 accrued interest). The balance of amounts owing to ICI is unsecured and payable on demand.

During the three months ended June 30, 2003, the Company received cash advances of $21,810 and accrued $787 in interest due to certain shareholders. As at June 30, 2003, $45,346 is owing to certain shareholders for cash advances and accrued interest at 10% per annum (2002 - $98,358). The balance of amounts owing to certain shareholders are unsecured and without any specified terms of repayment.

________________________________________________________________________________

NOTE 5:  INCOME TAXES

As of June 30, 2003 the Company had net operating loss carry forwards of approximately $6,700,000 that may be available to reduce future years' taxable income and will expire between the years 2003 and 2023. Due to the uncertainty of realization the Company has provided a full valuation allowance for deferred tax assets resulting from these loss carryforwards.


NOTE 6:       STOCKHOLDERS' EQUITY
________________________________________________________________________________

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

On November 13, 2001 the Company converted $150,000 of debt owing to ICI for 50,000 shares of common stock.

On October 3, 2002 the Company converted $42,187 of debt owing to a Shareholder of the Company for 70,312 shares of common stock.

On October 3, 2002 the Company converted $140,887 of debt owing to ICI for 234,812 shares of common stock.

VEGA-ATLANTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
________________________________________________________________________________
JUNE 30, 2003
(Unaudited)


NOTE 6:  STOCKHOLDERS' EQUITY (CONT'D)
________________________________________________________________________________

On October 3, 2002 the Company converted $36,487 or debt owing to Tri Star Financial Services, Ltd. for 60,811 shares of common stock.

On October 3, 2002, as part of a lawsuit settlement, the 20,000 shares of common stock issued to Tun Resources were returned to Treasury and cancelled.

REVERSE STOCK SPLITS

Effective December 22, 2000 the Company completed a reverse stock split of one-for-four of the Company's outstanding common stock, resulting in a reduction of the then outstanding common stock from 26,446,000 to 6,611,500. In addition, authorized common stock was reduced from 500,000,000 to 100,000,000.

Effective March 31, 2003, the Company completed a reverse stock split of one-for-twenty of the Company's outstanding common stock, resulting in a reduction of the outstanding common stock from 22,132,110 to 1,106,701 with no change in the authorized common stock.

The par value of the Company's common stock was not changed as a result of either of the above reverse stock splits.

Except for in the Statement of Stockholders' Equity, unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock splits have been restated to reflect the one-for-four and the one-for twenty common stock splits on a retroactive basis.


NOTE 7:  SUBSEQUENT EVENT
________________________________________________________________________________

On June 19, 2003 the Company entered into an Agreement in Principle, which was superceded by a formal Merger Agreement dated July 22, 2003 (the "Merger Agreement"), with Transax Limited ("Transax"), a private Colorado corporation engaged in the business of providing electronic data transaction based, information network solutions for healthcare providers and insurance companies. The Merger Agreement is subject to a number of conditions precedent including satisfactory completion of due diligence, Board of Directors and shareholder approval. The Merger Agreement proposes that Transax will be acquired through the merger (the "Merger") of Transax with a newly formed wholly-owned subsidiary of the Company, with Transax being the surviving and resulting company from the completion of the Merger.

The proposed terms of Merger provide for the acquisition by the Company's subsidiary of all of the issued and outstanding shares of the common stock of Transax in consideration of the issuance by the Company, through its subsidiary, of an aggregate of 11,066,207 shares of the Company's restricted common stock, the grant and exchange of 4,500,000 stock options, the grant and exchange of 4,100,000 non-transferable common stock purchase warrants and the issuance of 300,000 shares of the Company's restricted common stock as a finder's fee. In the event the Merger is consummated there will be a change in control of the Company and the acquisition will be accounted for as a reverse merger with Transax being treated as the accounting acquirer and the Company being treated as the accounting subsidiary.

The Company has also agreed to use its commercially reasonable efforts to advance up to $250,000 to Transax by way of a loan bearing interest at the rate of 10% per annum.

         Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933. as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. Vega-Atlantic Corporation (proposing to change its name to "Transax International Limited"; the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Vega-Atlantic Corporation (proposing to change its name to "Transax International Limited"), is a corporation organized under the laws of the State of Colorado. The Company currently trades on the OTC Bulletin Board under the symbol "VGAC" and on the Frankfurt Stock Exchange (FWB) in Germany under the symbol "VGA1".

         As of the date of this Quarterly Report, the Company is expected to be a provider of information network solutions for the healthcare providers and health insurance companies, using proprietary software trademarked as "MedLink". See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders."

CURRENT BUSINESS OPERATIONS

ACQUISITION OF TRANSAX LIMITED

         The Board of Directors of the Company (the "Board of Directors"), at a special meeting, approved the execution of an agreement in principle dated June 19, 2003 and a subsequent merger agreement and its ancillary documents dated July 22, 2203 (collectively, the "Merger Agreement") among the Company, Vega-Atlantic Acquisition Corporation, the Company's wholly-owned subsidiary (Vega-Atlantic"), Transax Limited, a Colorado corporation ("Transax"), and certain selling shareholders of Transax. The Merger Agreement and the Company's anticipated acquisition of Transax is expected to be consummated by approximately August 14, 2003, but in any event no later than August 31, 2003.

         THE MERGER AGREEMENT

         In accordance  with the terms and  conditions of the Merger  Agreement:
(i) Vega-Atlantic is expected to merge with Transax so that Transax shall become a wholly-owned subsidiary of the Company and, correspondingly, the shareholders, warrantholders and optionholders of Transax will become shareholders, warrantholders and optionholders of the Company; (ii) the Company's business operations would become that of Transax, primarily consisting of the development, acquisition, provider and marketing of information network solutions for healthcare providers and health insurance companies world-wide;
(iii) the Company plans to change its name to "Transax International Limited" and its trading symbol; and (iv) the Company shall adopt and implement its current "Stock Option Plan" for key personnel of the Company.

         Pursuant to the terms and conditions of the Merger Agreement and a corresponding contribution agreement, as entered into between the Company and Vega-Atlantic, on the closing date of the Merger Agreement: (i) the Company will contribute to Vega-Atlantic 11,066,207 shares of its restricted common stock (the "Common Stock") and 4,500,000 stock options and 4,100,000 share purchase warrants to acquire any equivalent number of shares of Common Stock of the
Company; (ii) Vega-Atlantic will exchange therefore with all Transax shareholders an aggregate of 11,066,207 shares of the Company's restricted Common Stock (on the basis of each two Transax shares of common stock exchanged into the right to receive one share of Common Stock of the Company); (iii) Vega-Atlantic will exchange therefore with all Transax optionholders an aggregate of 4,500,000 stock options to acquire up to 4,500,000 shares of the Company's Common Stock to replace all stock options presently outstanding in Transax (on the basis of each two Transax stock options exchanged into the right to receive one stock option of the Company); and (iv) Vega-Atlantic will exchange therefore with all Transax warrantholders an aggregate of 4,100,000 share purchase warrants to acquire up to a further 4,100,000 shares of the Company's Common Stock to replace all share purchase warrants presently outstanding in Transax (on the basis of each two Transax share purchase warrants exchanged into the right to receive one share purchase warrant of the Company.

         In the event certain Transax Shareholders, but not more than 9.5%, demand in writing payment for such shares of common stock of Transax held of record, in accordance with applicable Colorado law, such shares of common stock of Transax will not be converted into shares of restricted Common Stock of the Company and such Transax Shareholders will be entitled to receive payment for the value of the shares of common stock of Transax held of record. The Company is informed that no shareholders of Transax exercised their dissent rights prior to Transax's annual and general meeting on August 8, 2003 at which the Merger Agreement was approved.

         TRANSAX - CORPORATE PROFILE

         Transax is the holding company of TDS Telecommunications Data Systems Ltds. ("TDS") (being renamed "Transax Brazil Ltds"). TDS is a solutions provider. Through a licensing agreement from Transax, TDS is using proprietary software trademarked "MedLink", which is currently operating in Brazil, and employs approximately 40 staff and contract personnel.

         The MedLink solution has been specifically designed for the healthcare and health insurance industry to allow insurance companies to connect to healthcare providers and electronically undertake authorization of health claims in real time. A transaction fee is charged to the insurer for use of the MedLink system. MedLink has been developed as a "total connectivity" solution where Transax is able to provide an insurer with the ability to cost effectively process all of the transactions generated regardless of location of method of generation.

         An in-house authorization system for approximately 1300 healthcare provider locations was developed by MedLink's software development team and sold to Sul America/Aetna Life. Management of the Company believes that Sul America/Aetna Life is the second largest private health insurance company in Brazil. This stand-alone system is currently in use and processes approximately 350,000 claims monthly.

         The strategic focus of Transax is to become a premier international provider of information network solutions for the healthcare providers and health insurance companies, enabling the real time automation of routine patient eligibility verifications, authorization, claims processing and payment functions that are currently performed manually.

OFFICERS AND DIRECTORS

         In accordance with the terms and provisions of the Merger Agreement the Board of Directors will: (i) appoint Stephen Walters as a director and as the President and Chief Executive Officer of the Company effective on August 14, 2003; (ii) appoint Nathalie Pilon, CMA, as the Chief Financial Officer and Secretary of the Company effective on August 14, 2003; (iii) nominate and appoint the following additional persons effective approximately on August 22, 2003 to serve as directors of the Company until the next annual meeting of the Company's shareholders or until their successors have been elected and qualified; and (iv) nominate and appoint the following additional persons effective approximately on August 22, 2003 to serve as officers of the Company.

       Name               Age                  Position with the Company
__________________        ___              _________________________________

Stephen Walters            44              President/Chief Executive Officer
                                           and Director

Graeme Smith               42              Vice President and Director


Nathalie Pilon CMA         35              Chief Financial Officer/Secretary

Laurie Bewes BBA           51              Director

David M. Bouzaid           49              Director

Grant Atkins               43              Director

         STEPHEN WALTERS will be appoint as the President, Chief Executive Officer and a director of the Company effective on August 14, 2003. Mr. Walters currently is the President, Chief Executive Officer and a director of Transax.

Mr. Walters has more than 15 years of business experience in the Asia-Pacific Region. He is responsible for corporate development initiatives that have seen a successful restructuring of the predecessor company. Mr. Walters is also the founder and principal of the Carlingford Group of companies based in Singapore. In the past twenty-four months, Mr. Walters has raised over $6,000,000 for investment in promising early stage technology companies principally from North America and to expand their operations to the Asia-Pacific region through the establishment of joint ventures with strategic partners and licensing arrangements. The Carlingford Group focuses on companies in the biomedical, computer network and wireless telecommunications industries. Mr. Walters possesses an in depth knowledge of the public markets having previously acted as President and Chief Executive Officer of a US public company. Mr. Walters currently is a director of a number of private companies in Canada and Singapore.

         GRAEME SMITH has been nominated to be appointed as a Vice President and a director of the Company effective on approximately August 22, 2003. Mr. Smith currently is a Vice President and a director of Transax. During the past several years, Mr. Smith was a former general manager of Telstra Technologies of Australia and managing director of Telstra Corporation's customer premises equipment business with a responsibility for a workforce of over 5,500 staff and a cash flow of over $1 billion. Mr. Smith's principal expertise is related to business development, marketing and strategic planning within the telecommunications industry. More recently, Mr. Smith co-founded a private telecommunications company and successfully raised over $100 million in the capital markets for mergers and acquisition purposes. Currently, Mr. Smith is also Chairman and President of an organization that specializes in assisting telecommunication companies seeking entry into the global marketplace.

         NATHALIE PILON will be appointed as the Chief Financial Officer and Secretary of the Company effective on August 14, 2003. Ms. Pilon currently is the Chief Financial Officer and secretary of Transax. Over the past several years, Ms. Pilon has gained significant experience in finance, international accounting, management and strategic planning while acting as Controller for development stage corporations, such as Lorus Therapeutics, Inc. (formerly Imutec Corporation Inc.). Ms. Pilon was also formerly Chief Financial Officer for MIV Therapeutics Inc., an OTCBB listed company. Over the past few years, Ms. Pilon consulted with various biotech and high tech companies, including Chromos Molecular Systems and International Hydro Cut. Ms. Pilon holds a CMA designation and obtained her bachelor's degree in Business Administration from Sherbrooke University in 1990.

         LAURIE BEWES has been nominated to be appointed as a director of the Company effective on approximately August 22, 2003. Mr. Bewes currently is a director of Transax. Mr. Bewes has a Bachelor of Business Administration (RMIT) and is a member of the Australian Institute of Company Directors (MAICD). His business background over the past 20 years includes joint ventures, business development, mergers, infrastructure privatization and start-ups across South America (Argentina and Brazil), Asia (Indonesia, Singapore and Malaysia) and Australia/New Zealand. Mr. Bewes has worked in various senior executive positions for companies such as P & O, ANL and TNT.

         DAVID BOUZAID has been nominated to be appointed as a director of the Company effective on approximately August 22, 2003. Mr. Bouzaid currently is a director of Transax. Mr. Bouzaid has accumulated 27 years' experience in the health insurance industry within Asia and the Australasia region. Mr. Bouzaid specializes in New Business Development within the health insurance industry and over the past four years he has gained a wealth of experience in Global Healthcare Insurance. Mr. Bouzaid is currently regional director (Asia-Pacific) for Interglobal Insurance Services Ltd. based in Bangkok, Thailand.

         GRANT ATKINS is a director of the Company and has been the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer since October 15, 1998. For the past six years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. During 1998 and 1999 Mr. Atkins was a consultant through the private management consulting companies of TriStar Financial Services, Inc. and Investor Communications International, Inc. Mr. Atkins is also a member of the board of directors of Intergold Corporation, a publicly traded corporation formerly engaged in the exploration of gold and silver, and a member of the board of directors of GeneMax Corp., a publicly traded corporation.

     As of the date of this Statement no director or Executive Officer of the Company is or has been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

AUDIT COMMITTEE

     As of the date of this Quarterly Report the Company has not appointed members to an Audit Committee. As of the date of this Quarterly Report no Audit Committee exists. Therefore, the role of an Audit Committee has been conducted by the Board of Directors.

     The Company intends to establish an Audit Committee with additional appointments to the Board of Directors, as the case may be. When established, the Audit Committee will be comprised of at least two disinterested members of the Board of Directors. When established, the Audit Committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The Audit Committee's primary duties and responsibilities will be: (i) to serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) to review and appraise the audit efforts of the Company's independent accountants; (iii) to evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee management's establishment and enforcement of financial policies and business practices; and (v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors.

     The Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining its principal independent accountant's independence. The Board of Directors considered whether the Company's principal independent accountant was independent and concluded that its principal independent accountant for the previous fiscal years ended March 31, 2002 and March 31, 2003, was independent.

EXECUTIVE COMPENSATION

         As of the date of this Quarterly Report none of the Executive Officers or directors of the Company are compensated for their roles as directors or Executive Officers of the Company as the Company is only in the development stage and has not yet realized substantial revenues from business operations. Officers and directors of the Company, however, are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. None of the Company's directors or Executive Officers are party to employment agreements with the Company. The Company presently has no pension, health, annuity, insurance, stock options, or similar benefit plans.

   Grant Atkins, the current President, Secretary, Treasurer and director of the Company, derives remuneration from the Company indirectly through Investor Communications International, Inc., which provides a wide range of financial, consulting, administrative and management services to the Company on a month-to-month basis as needed.

RESULTS OF OPERATION

THREE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2002

         The Company's net loss for the three-month period ended June 30, 2003 was approximately ($92,376) compared to a net loss of approximately ($51,090) for the three-month period ended June 30, 2002 (an increase of approximately $41,286).

         During the three-month periods ended June 30, 2003 and 2002, the Company did not incur any property exploration expenses due to the cessation of investment relating to its resource industry based operational projects.

         During the three-month period ended June 30, 2003, the Company incurred general and administrative expenses of approximately $92,376 compared to general and administrative expenses of approximately $51,090 incurred during the three-month period ended June 30, 2002 (an increase of $41,286).

         The increase in general and administrative expenses during the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 was primarily due to an increase in office and general expense and professional fees relating to identification and negotiation of potential investment opportunities in other ventures, including the acquisition of Transax. During the three-month period ended June 30, 2003, the Company's general and administrative expenses consisted of: (i) $51,982 in office and general expenses; (ii) $28,186 in professional fees; and (iii) $12,208 in interest expense. During the three-month period ended June 30, 2002, the Company's general and administrative expenses consisted of (i) $30,046 in office and general expenses; (ii) $11,560 in professional fees; and (iii) $9,484 in interest expense. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, consulting costs and professional fees.

         Of the $92,376 incurred as general and administrative expenses, the Company incurred to Investor Communications International, Inc. ("ICI") approximately: (i) $47,800 for amounts due and owing for managerial, administrative, financial and consulting services rendered by ICI; and (ii) $11,421 as accrued interest. As of June 30, 2003, the Company owes an aggregate of $485,810 plus $25,250 in accrued interest to ICI.

         The current and sole director of the Company is presently contracted by ICI and is part of the management team provided by ICI to the Company. During the three-month period ended June 30, 2003, Grant Atkins received an aggregate of $6,250 from ICI for services provided to the Company.

         The Company and ICI entered into a two-year consulting agreement dated April 1, 1999 and on April 1, 2001 renewed for an additional two-year period. Pursuant to the terms of the consulting agreement, ICI performed a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (v) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. As of the date of this Quarterly Report it is expected that the Company's present consulting agreement with ICI will be terminated in favor of a revised consulting services arrangement to be entered into with the completion of the Merger Agreement.

         Pursuant to the terms and provisions of the Merger Agreement, the Company and ICI are expected to enter into a new consulting services agreement to be effective with the closing thereof (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement: (i) ICI will provide to the Company such finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the information network solutions industry, including the MedLink solution; and (ii) the Company will pay to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000.00 monthly, plus direct expenditures incurred on behalf of the Company. Grant Atkins, the current and sole director of the Company, will continue to consult directly to ICI and form part of the management team provided by ICI to the Company, and may continue to derive remuneration from ICI for such services rendered to the Company.

         As discussed above, the increase in net loss during the three-month period ended June 30, 2003 compared to net loss during the three-month period ended June 30, 2002 is attributable primarily to an increase in office and general expense and professional fees relating to identification and negotiation of potential investment opportunities in other ventures, including some costs relating to the acquisition of Transax. The Company's net loss during the three-month period ended June 30, 2003 was approximately ($92,376), or ($0.08) per share, compared to a net loss of approximately ($51,090), or ($0.07) per share, during the three-month period ended June 30, 2002. The weighted average number of shares outstanding were 1,106,701 for the three-month period ended June 30, 2003 compared to 760,670 for the three-month period ended June 30, 2002 (which were restated to take into account the "Reverse Stock Split" discussed below).

LIQUIDITY AND CAPITAL RESOURCES

FOR THREE-MONTH PERIOD ENDED JUNE 30, 2003

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

     As of June 30, 2003, the Company's current assets were $4,159 and its current liabilities were $604,991, which resulted in a working capital deficit of $600,832. As of fiscal year ended March 31, 2003, the Company's current assets were $89 and its current liabilities were $508,545, which resulted in a working capital deficit of $508,456.

         The increase in current liabilities during the three-month period ended June 30, 2003 from fiscal year ended March 31, 2003 was due primarily to an increase in advances from related parties.

         Stockholders' deficit increased from ($508,456) for fiscal year ended March 31, 2003 to ($600,832) for the three-month period ended June 30, 2003.

         For the three-month period ended June 30, 2003, net cash flows used in operating activities was ($58,548) compared to ($78,125) of net cash flows used in operating activities for the three-month period ended June 30, 2002. As noted above, the change in cash flows used in operating activities was primarily comprised of: (i) a net loss of ($92,376) incurred during the three-month period ended June 30, 2003 compared to a net loss of ($51,090) incurred during the three-month period ended June 30, 2002; (ii) net changes in working capital items of ($13,972) during the three-month period ended June 30, 2003 compared to net changes in working capital items of ($27,035) for the three-month period ended June 30, 2002; and (iii) $47,800 in consulting and administration fees accrued during the three-month period ended June 30, 2003 compared to $-0-accrued during the three-month period ended June 30, 2002.

         Net cash flows from financing activities during the three-month period ended June 30, 2003 was $62,618 resulting primarily from advances from related parties compared to net cash flows from financing activities of $77,179 during the three-month period ended June 30, 2002.

         Net cash flows from investing activities were $-0- during the three-month periods ended June 30, 2003 and 2002.

PLAN OF OPERATION

         Notwithstanding the Transax proposed merger (the "Merger") process, and as of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to funds its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company's ability to successfully complete the Merger transaction, and subsequently develop, provide and market its anticipated information network solutions to healthcare provides, health insurance companies and other end-users, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operations and capital raising efforts; however, there can be no assurance that the Company will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

         Based upon anticipated consummation of the Merger, management of the Company anticipates an increase in operating expenses over the next three years to pay expenses associated with such business operations. The Company must raise additional funds. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its existing Common Stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to conduct its business operations successfully, which could significantly and materially restrict the Company's overall business operations.

         Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 of financing designed to fund various commitments and business operations. As at the date of this Quarterly Report management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company's future success and viability are primarily dependent upon the Company's current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

ITEM III. CONTROLS AND PROCEDURES

         (a) The Company, under the supervision of its President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

         (b) There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         No report required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

THE MERGER AGREEMENT

         Pursuant to the terms and conditions of the Merger Agreement and a corresponding contribution agreement, as entered into between the Company and Vega-Atlantic, on the closing date of the Merger Agreement: (i) the Company will contribute to Vega-Atlantic 11,066,207 shares of its restricted Common Stock and 4,500,000 stock options and 4,100,000 share purchase warrants to acquire any equivalent number of shares of Common Stock of the Company; (ii) Vega-Atlantic will exchange therefore with all Transax shareholders an aggregate of 11,066,207 shares of the Company's restricted Common Stock (on the basis of each two Transax shares of common stock exchanged into the right to receive one share of Common Stock of the Company); (iii) Vega-Atlantic will exchange therefore with all Transax optionholders an aggregate of 4,500,000 stock options to acquire up to 4,500,000 shares of the Company's Common Stock to replace all stock options presently outstanding in Transax (on the basis of each two Transax stock options exchanged into the right to receive one stock option of the Company); and (iv) Vega-Atlantic will exchange therefore with all Transax warrantholders an aggregate of 4,100,000 share purchase warrants to acquire up to a further
4,100,000 shares of the Company's Common Stock to replace all share purchase warrants presently outstanding in Transax (on the basis of each two Transax share purchase warrants exchanged into the right to receive one share purchase warrant of the Company.

REVERSE STOCK SPLIT

         The Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a Reverse Stock Split of one-for-twenty of the Company's issued and outstanding shares of Common Stock. As a result an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement") was prepared and filed with the Securities and Exchange Commission on October 17, 2002 and amended December 16, 2002. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of 10 or less shareholders then holding of record a majority of the outstanding shares of the Company's Common Stock (the "Written Consent"). The matters upon which action was taken pursuant to the Written Consent by shareholders dated March 25, 2003 included the approval and authorization for the Board of Directors to effect the Reverse Stock Split, which was effected on approximately April 2, 2003. The Reverse Stock Split reduced the Company's issued and outstanding shares of Common Stock from 22,532,110 shares to 1,106,701 shares of Common Stock.

         Subsequent to the completion of the Reverse Stock Split, the Company determined that applicable Colorado law required the written consent of all shareholders in the event that a written consent was utilized to obtain shareholder approval in lieu of a shareholders' meeting. Therefore, the Board of Directors decided that it would be prudent to have the shareholders of the Company ratify the prior actions of the shareholders taken pursuant to the Written Consent approving the Reverse Stock Split and, as a result, directed the filing of a "Proxy Statement" and the meeting of the shareholders consequent thereon.

         On August 8, 2003, the shareholders of the Company voted either in person or through proxy ratification of the prior actions of the shareholders taken pursuant to the Written Consent approving the Reverse Stock Split. See "Part II. Item 4. Submission of Matters to a Vote of Security Holders."

CHANGE IN CONTROL

         As a result of the proposed issuance of restricted shares of Common Stock and the grant of common stock options and purchase warrants pursuant to the Merger Agreement, there will be a change in control of the Company. As of the date of consummation of the Merger Agreement it is anticipated that the Company will issue an aggregate of 11,066,207 shares of its restricted Common Stock to the Transax Shareholders and will grant an aggregate of 4,100,000 warrants and 4,500,000 options to the existing Transax warrantholders and optionholders. The table below reflects ownership assuming all issuance of Common Stock have been made and all grants of options and warrants have been made in accordance with the terms of the Merger Agreement.

         The Board of Directors hereby set forth the names and addresses, and the approximate number of shares of Common Stock owned of record, or to be owned of record, or beneficially by each person who owned, or is known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director and all officers and directors of the Company as a group.

         After completion of the issuances of Common Stock and options and warrants as required by the Merger Agreement, management of the Company anticipates that the total estimated capitalization of the Company will be 12,172,908 shares of Common Stock issued and outstanding on a non-fully diluted basis.

________________________________________________________________________________

Title of Class     Name and Address         Amount and Nature         Percent of
                 of Beneficial Owner     of Beneficial Ownership       of Class
________________________________________________________________________________
                                                       (1)(2)
Common Stock       Carlingford               11,427,425                  76.83%
                   Investments Limited
                   80 Raffles Place
                   #16-20 UOB Plaza II
                   Singapore 048624

                                                       (1)(3)
Common Stock       Cardlink Worldwide Inc.    1,191,870                   9.79%
                   Flat 3, Elstree Court
                   61 Bisham Road
                   Bonsucesso Rio de Janeiro
                   Brazil

                                                      (1)(4)
Common Stock       Stephen Walters            1,000,000                   7.59%
                   Bali View Block A4/7
                   Jl. Cirendeu Raya 40
                   Jakarta Seletan 13419
                   Indonesia

                                                       (1)(5)
Common Stock       Graeme Smith                 150,000                   1.22%
                   25 South Harper's Rd.
                   Woodend
                   Victoria, Australia
                   3442

                                                       (1)(6)
Common Stock       Nathalie Pilon               100,000                   0.08%
                   2919 Ontario Street
                   Vancouver, British Columbia
                   Canada V5T 2Y3

                                                       (1)(7)
Common Stock       Laurie Bewes                 200,000                   0.16%
                   429 Willarong Road
                   Caringbah, Australia
                   N5W 2229

                                                       (1)(8)
Common Stock       David Bouzaid                200,000                   0.16%
                   Jl. Bangka 7
                   Dalam No. 3A
                   Kemang
                   Jakarta Selata 12730
                   Indonesia

                                                       (1)
Common Stock       Grant Atkins                     -0-                      0%
                   435 Martin Street
                   Suite 2000
                   Blaine, Washington 98230

                                                       (9)
Common Stock       All officers and           1,425,000                  10.48%
                   directors
                   as a group (6 persons)

________________________________________________________________________________

(1)
  These are restricted shares of Common Stock.
(2)
  This figure includes (a) an aggregate of 8,727,425 shares of Common Stock of which 4,039,079 shares held of record by Carlingford Investments Limited as trustee on behalf of approximately eighty-five investors will be issued directly to such investors upon the closing of the Merger Agreement; and (b) an assumption of the exercise of an aggregate of 2,700,000 warrants, to be issued by the Company upon the closing of the Merger Agreement, exercisable by Carlingford Investments Limited as trustee on behalf of several investors into 2,700,000 shares of Common Stock at the rate of $1.00 per share expiring on August 14, 2008. Mr. Walters is, at present, the sole director of Carlingford Investments Limited.

(3)
  The 1,191,870 shares of Common Stock will be held of record by Cardlink Worldwide Inc. as trustee on behalf of several underlying shareholders of Cardlink Worldwide Inc.
(4)
  Represents an assumption of the exercise by Mr. Walters of an aggregate of 1,000,000 options to be granted by the Company upon the closing of the Merger Agreement, to acquire 1,000,000 shares of Common Stock at $0.50 per share expiring August 14, 2008.
(5)
  Represents an assumption of the exercise by Mr. Smith of an aggregate of 150,000 options to be granted by the Company upon the closing of the Merger Agreement, to acquire 150,000 shares of Common Stock at $0.50 per share expiring August 14, 2008.
(6)
  This figure includes 50,000 shares of Common Stock presently held by Carlingford Investments Limited on behalf of Ms. Pilon which will be issued directly to Ms. Pilon upon the closing of the Merger Agreement. This figure also represents an assumption of the exercise by Ms. Pilon of an aggregate of 100,000 options to be granted by the Company upon the closing of the Merger Agreement, to acquire 100,000 shares of Common Stock at $0.50 per share expiring August 14, 2008.
(7)
  Represents an assumption of the exercise by Mr. Bewes of an aggregate of 200,000 options to be granted by the Company upon the closing of the Merger Agreement, to acquire 200,000 shares of Common Stock at $0.50 per share expiring August 14, 2008.
(8)
  Represents an assumption of the exercise by Mr. Bouzaid of an aggregate of 200,000 Stock Options to acquire 200,000 shares of common stock at $0.50 per share expiring December 31, 2007.
(9)
  This figure includes the assumption of the exercise of an aggregate of 1,650,000 options into 1,650,000 shares of Common Stock.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 22, 2003, the Board of Directors approved and authorized certain corporate action, including an amendment to the Company's Articles of Incorporation to effect a proposed change in name and adoption of a stock option plan for the Company. The Board of Directors further authorized and directed the filing with the Securities and Exchange Commission, and subsequent distribution to the shareholders of record as of May 30, 2003, a notice of special shareholders' meeting and a proxy statement (collectively, the "Proxy Statement"). On approximately July 20, 2003, the Proxy Statement was distributed to all shareholders of the Company.

         Pursuant to the Proxy Statement a special meeting of shareholders was held on August 8, 2003 (the "Meeting") for the following purposes: (i) to approve a proposed amendment to the Company's Articles of Incorporation, as amended (the "Amendment"), to effectuate a proposed name change of the Company (the "Name Change") to such name as may be approved by the Board of Directors in its sole and absolute discretion; (ii) to approve a proposed stock option plan for key personnel of the Company (the "Stock Option Plan"); and (iii) to ratify the prior actions by shareholders of the Company taken pursuant to a written consent of shareholders dated March 25, 2003 approving a reverse stock split effectuated approximately April 2, 2003 (the "Reverse Stock Split").

         Only shareholders of record at the close of business on June 9, 2003 (the "Record Date") were entitled to notice of and to vote the shares of Common Stock, $0.00001 par value, of the Company held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date an aggregate 1,126,606 shares of Common Stock were outstanding. There was no other class of voting securities outstanding at that date.

     Each share of Common Stock held by a shareholder entitled such shareholder to one vote on each matter that was voted upon at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present: (i) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to approve the proposed Amendment to effectuate the proposed Name Change to such name as may be approved by the Board of Directors in its sole and absolute discretion; (ii) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to approve the proposed Stock Option Plan; and (iii) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to ratify the prior actions of the shareholders taken pursuant to the written consent of shareholders dated March 25, 2002 approving the Reverse Stock Split.

         On August 8, 2003, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as follows: (i) 822,251 votes FOR approval of the Name Change and 93 votes AGAINST approval of the Name Change;
(ii) 732,782 votes FOR approval of the Stock Option Plan and 126 votes AGAINST approval of the Stock Option Plan; and (iii) 822,201 votes FOR ratification of the Reverse Stock Split and 118 votes AGAINST ratification of the Reverse Stock Split.

         Moreover, on August 8, 2003, the shareholders of Transax holding approximately 92.16% of the issued and outstanding shares of common stock of Transax approved the terms and conditions of the Merger Agreement and its related materials.

         It is anticipated that consummation of the Merger Agreement will be effective approximately on August 14, 2003. Commensurate with consummation of the Merger Agreement, the Board of Directors shall appoint Stephen Walters as the President, Chief Executive Officer and a director of the Company, and Nathalie Pilon, CMA, as the Chief Financial Officer and Secretary of the

Company, both effective on August 14, 2003. Commensurate with the effectiveness of this Statement the following additional officers and directors shall be appointed to their respective positions with the Company effective approximately on August 22, 2003.

         STOCK OPTION PLAN

         On July 22, 2003, the Board of Directors of the Company unanimously approved and adopted a Stock Option Plan. The purpose of the proposed Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan stock options (the "Stock
Options") will be granted only to key personnel of the Company; generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company. This Stock Option Plan replaces the stock option plan adopted by the Company effective March 25, 2003 and its terms are identical to such stock option plan, except that the Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company not to presently exceed 4,500,000 shares (post-Reverse Stock Split).

         The Stock Option Plan is to be administered by the Board of Directors which shall determine: (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each Stock Option and the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of up to ten years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to presently exceed 4,500,000 shares (post-Reverse Stock Split), as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of Common Stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company at that time.

         In the event that an optionee, who is a director or officer of the Company, ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to 90 calendar days after the effective date that such position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event that an optionee, who is an employee or consultant of the Company, ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to 60 calendar days (or up to 30 calendar days where the optionee provided only investor relations services to the Company) after the effective date that such employment ceases, and after such 60- or 30-day period any unexercised Stock Option shall expire.

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

         As of the date of this Quarterly Report, and in accordance with the terms of the anticipated Merger Agreement, the Company plans to grant approximately 4,500,000 Stock Options to all Transax optionholders to replace all stock options presently outstanding in Transax (on the basis of each two Transax stock options exchanged into the right to receive one Stock Option of the Company). In accordance with the Company's Stock Option Plan, the Company anticipates filing with the Securities and Exchange Commission registration statements on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" (each an "S-8") registering Stock Options and Incentive Stock Options under its Stock Option Plan in the amount of up to 4,500,000 post-Reverse Stock Split shares at various exercise prices. In accordance with receipt of shareholder approval of the Stock Option Plan, the Board of Directors is authorized, without further shareholder approval, to grant such Stock Options from time to time to acquire up to an aggregate of up to 4,500,000 shares of the Company's restricted Common Stock.

ITEM 5. OTHER INFORMATION

         No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Form 302 Certification - CEO
         31.2 Form 302 Certification - CFO
         32.1 Form 906 Certification - CEO
         32.2 Form 906 Certification - CFO
         99.1 Stock Option Plan.

(b)      Reports

         Report on Form 8-K filed on July 28, 2003.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VEGA-ATLANTIC CORPORATION

Dated: August 13, 2003                      By:  /s/
                                            ____________________________________
                                            Grant Atkins, President and Chief
                                            Executive Officer


Dated: August 14, 2003                      By:  /s/
                                            ____________________________________
                                            Grant Atkins, Treasurer and Chief
                                            Financial Officer