Form 10QSB
period 2003-09-30
TRANSAX INTERNATIONAL LTD
filed 2003-11-19
CIK 1097896

Table of Contents U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
(Mark One)
[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended -----------------
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from June 30, 2003 to September 30, 2003
-------- --------

Commission file number 0-27845

TRANSAX INTERNATIONAL LIMITED
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

COLORADO ------------------------------ (State or other jurisdiction of incorporation of organization)	84-1304106 ----------------- (I.R.S. Employer Identification No.)

7545 Irvine Center Drive, Suite 200
Irvine, California 92618
--------------------------------------
(Address of Principal Executive Offices)

(949) 623-8316
-------------------------
(Issuer's telephone number)

Vega-Atlantic Corporation
435 Martin Street, Suite 2000
Blaine, Washington 98230
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

Yes [X] ----	No ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class ------	Outstanding as of November 11, 2003 -----------------------------------
Common Stock, $.00001 par value	14,779,638*

*Total issued and outstanding shares of Common Stock has been reduced in accordance with reverse stock split of one-for-twenty effected approximately on April 2, 2003.

Transitional Small Business Disclosure Format (check one)
Yes ----	No [X] ----

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements
    Consolidated unaudited Balance Sheet
    Consolidated unaudited Statements of Operations
    Consolidated unaudited Statements of Stockholders' Equity
    Consolidated unaudited Statements of Cash Flows
    Notes to the Consolidated Unaudited Financial Statements

ITEM 2. Management's Discussion and Analysis and Plan of Operation
    General
    Current Business Operations
    Audit Committee
    Executive Compensation
    Results of Operations
    Liquidity and Capital Resources
    Plan of Operations
    Material Commitments

ITEM 3. Controls and Procedures

PART 2. OTHER INFORMATION

ITEM 1. Legal proceedings

ITEM 2. Changes in Securities and Use of Proceeds
    The Merger Agreement
    Reverse Stock Split
    Exercise of Stock Options
    Issuance of Stock Relating to Receivable Debt
    Change in Control

ITEM 3. Defaults upon Senior Securities

ITEM 4. Submission of Matters to Vote of Securities Holders
    Information Statement
    Proxy Statement
    Stock Option Plans

ITEM 5. Other Information

ITEM 6. Exhibits and Other Information on Form 8-K
    Exhibits
    Reports on Form 8-K
    Signatures

EXHIBIT 11.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRANSAX INTERNATIONAL LIMITED
(Formerly Vega-Atlantic Corporation)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. Transax International Limited (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES (FORMERLY VEGA-ATLANTIC CORPORATION) [A DEVELOPMENT STAGE COMPANY] CONSOLIDATED BALANCE SHEET [UNAUDITED] September 30, 2003 Table of Contents

ASSETS
Current
Cash	$8,903
Prepaid expenses and other current assets	8,872
_____________
Total Current Assets	17,775
Software Development Costs	88,759
Property and Equipment, net	78,392
Total Assets	$184,926
_____________
LIABILITIES
Current
Accounts payable	$397,522
Due to related party	395,480
Accrued payroll and related expenses	458,369
Current portion of capital lease obligation	35,708
Convertible loans from related party	448,631
_____________
Total Current Liabilities	1,735,711
Capital lease obligation, net of current portion	2,976
Total Liabilities	1,738,687
_____________
STOCKHOLDERS' DEFICIT
Common stock 0.00001 par value;
100,000,000 shares authorized;
13,779,638 shares issued and outstanding	138
Paid-in capital	3,545,912
Accumulated deficit during development stage	(5,191,223)
Other comprehensive income :
Cumulative foreign currency translation adjustment	91,413
_____________
Total Stockholders' Deficit	(1,553,761)
Total Liabilities and Stockholders' Deficit	$184,926
_____________

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES (FORMERLY VEGA-ATLANTIC CORPORATION) [A DEVELOPMENT STAGE COMPANY] CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED] Table of Contents

	For the Three Months ended September 30,		For the Nine Months ended September 30,		For the period from May 2, 1998 [Inception] to September 30,
	2003	2002	2003	2002	2003
Revenues	$87,996	$10,086	$200,197	$35,727	$268,281
	________	________	________	________	________
Cost of product support services	87,756	96,582	302,113	341,580	1,151,847
Payroll and related benefits	89,574	75,573	276,215	200,343	849,078
Research and development costs	6,833	-	8,671	-	455,033
Professional fees	145,502	-	240,920	5,000	415,605
Management & consulting fees - related party	114,259	24,000	296,153	108,800	440,914
Stock based compensation	-	-	222,390	-	222,390
Depreciation and amortization	15,510	11,999	90,262	20,773	163,233
General & administrative	113,505	105,436	260,877	169,991	1,060,785
Total Operating Expenses	572,940	313,590	1,697,602	846,487	4,758,886
	________	________	________	________	________
Operating Loss	(484,944)	(303,504)	(1,497,405)	(810,760)	(4,490,605)
	________	________	________	________	________
Other Expenses:
Loss on disposal of fixed assets	-	-	-	-	(4,984)
Other income (Expense)	-	-	(1,550)	-	(1,550)
Capital offering costs	(150,973)	-	(150,973)	-	(150,973)
Foreign exchange gain (losses)	(46,397)	(286,288)	(37,701)	(286,288)	(274,436)
Interest expense	(4,653)	-	(18,753)	-	(62,217)
Interest expense - related party	(8,424)	(56,519)	(27,436)	(56,519)	(206,458)
Total Other Expenses	(210,448)	(342,807)	(236,413)	(342,807)	(700,618)
	________	________	________	________	________
Net Loss	$(695,391)	$(646,311)	$(1,733,818)	$(1,153,567)	$(5,191,223)
	________	________	________	________	________
Net loss per Share: Basic and Diluted	$(0.05)	$(0.05)	$(0.14)	$(0.09)
	________	________	________	________
Weighted Average Shares Outstanding	12,955,927	12,472,908	12,635,785	12,472,908
	________	________	________	________

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(FORMERLY VEGA-ATLANTIC CORPORATION)
[A DEVELOPMENT STAGE COMPANY]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) [UNAUDITED]
For the period from May 2, 1998 [Date of inception] to September 30, 2003

	Common Stock - 0.00001 Par Value		Share Subscrip- tions	Paid-In Capital	Accum- ulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity [Deficit]
	Shares	Amount
Shares issued as per merger agreement (See Note 2)	11,066,207	$110	$	$(110)	$	$	$-
Accumulated deficit of acquiree in merger (See Note 2)	1,406,701	15		(650,050)			(650,035)
Balance, May 2, 1998 [Date of Inception]	2,423,807	1,039,859	(563,219)				476,640
Recapitali- zation as a result of merger of Telecom- munication Data System LTDA. ["TDS"], a wholly-owned subsidiary of Cardlink Worldwide Inc. ("Cardlink"), under Plan of Reorganization	(2,423,807)						-
Accumulated deficit of acquiree in merger				(723,036)			(723,036)
Common stock issued to Cardlink as a result of merger of TDS under Plan of Reorganization	5,432,403						-
Conversion of Carlingford Investments Limited ("CIL") advances to common stock under Plan of Reorganization	10,100,000	2,500,000					2,500,000
Common stock issued to founders	10						-
Proceeds received from share subscriptions for 619,204 common shares			154,801				154,801
Common stock issued (619,204 shares) for subscriptions received	619,204	154,801	(154,801)				-
Unissued shares (176,797) - compensation in connection with issuance of share subscriptions			(44,199)				(44,199)
Unissued shares (600,000) - stock based compensation in connection with CIL loan advances			(150,000)				(150,000)
Common stock issued (776,797 shares) for stock based compensation in connection with share subscriptions	776,797		194,199				194,199
Common stock issued to CIL (204,000 shares) for commissions incurred on cash advances	204,000	51,000					51,000
Common stock issued to CIL (5,000,000 shares) for settlement of debt	5,000,000	250,000					250,000
Stock options and warrants to be issued				171,390			171,390
Recapital- ization as a result of merger of Transax Limited ["Transax"] with Vega-Atlantic Corp.	(22,132,414)	(3,995,660)		3,995,660			-
Comprehensive income (Loss):
Net loss for period May 2, 1998 to December 31, 1998					(169,022)
Foreign currency translation adjustment						(91,910)
Total comprehensive income (loss)							(260,932)
Balance, December 31, 1998	12,472,908	$125	$(563,219)	$2,793,854	$(169,022)	$(91,910)	$1,969,828

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(FORMERLY VEGA-ATLANTIC CORPORATION)
[A DEVELOPMENT STAGE COMPANY]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) [UNAUDITED] (continued)
For the period from May 2, 1998 [Date of inception] to September 30, 2003

	Common Stock - 0.00001 Par Value		Share Subscriptions	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity [Deficit]
	Shares	Amount
Balance, December 31, 1998	12,472,908	$125	$(563,219)	$2,793,854	$(169,022)	$(91,910)	$1,969,828
Comprehensive Income (Loss)
Net loss for year					(189,883)
Foreign currency translation adjustments						(25,487)
Total comprehensive income (loss)							(215,370)
Balance, December 31, 1999	12,472,908	$125	$(563,219)	$2,793,854	$(358,905)	$(117,397)	$1,754,458
Proceeds received from prior period share subscriptions			495,759				495,759
Comprehensive Income (Loss)
Net loss for year					(368,739)
Foreign currency translation adjustments						(26,007)
Total comprehensive income (loss)							(394,746)
Balance, December 31, 2000	12,472,908	$125	$(67,460)	$2,793,854	$(727,644)	$(143,404)	$1,855,471
Proceeds received from prior period share subscriptions			67,460				67,460
Comprehensive Income (Loss)
Net loss for year					(612,874)
Foreign currency translation adjustments						33,543
Total comprehensive income (loss)							(579,331)
Balance, December 31, 2001	12,472,908	$125	-	$2,793,854	$(1,340,518)	$(109,861)	$1,343,600
Comprehensive Income (Loss)
Net loss for year					(2,116,887)
Foreign currency translation adjustments						243,330
Total comprehensive income (loss)							(1,873,557)
Balance, December 31, 2002	12,472,908	$125	-	$2,793,854	$(3,457,405)	$133,469	$(529,957)
Issuance of stock for options exercised, August 28, 2003	1,206,730	12		652,059			652,071
Issuance of stock for settlement of debt, August 28, 2003	100,000	1		99,999			100,000
Comprehensive Income (Loss)
Net loss for nine months ended September 30, 2003					(1,733,818)
Foreign currency translation adjustments						(42,056)
Total comprehensive income (loss)							(1,775,874)
Balance, September 30, 2003	13,779,638	$138	-	$3,545,912	$(5,191,223)	$91,413	$(1,553,761)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES (FORMERLY VEGA-ATLANTIC CORPORATION) [A DEVELOPMENT STAGE COMPANY] CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED] Table of Contents

	For the Nine Months ended September 30,		For the period from May 2, 1998 [Inception] to September 30, 2003
	2003	2002
Cash Flows from (used in) operating activities
Net (loss) for the period	$(1,733,818)	$(1,153,566)	$(5,191,223)
Adjustments to reconcile net loss to net cash used in operating activities
-depreciation and amortization	90,262	20,773	163,233
-bad debt expense	-	-	18,396
-stock based compensation	222,390	-	222,390
Changes in assets and liabilities
-prepaid expenses and other current assets	(3,718)	33,044	(8,872)
-accounts payable	355,819	303,594	497,522
-accrued interest payable	27,436	35,913	27,436
-due to a related party	45,625	-	45,625
-accrued payroll and related expenses	202,723	47,306	458,369
-other	4,682	-	(35,955)
	_________	_________	_________
Cash Flows - Operating Activities	(788,599)	(712,936)	(3,803,079)
	_________	_________	_________
Cash Flows from (used in) investing activities
Capitalized software development costs	(88,759)	-	(88,759)
Sale (Acquisition) of property and equipment	(32,130)	16,853	(128,324)
	_________	_________	_________
Cash Flows - Investing Activities	(120,889)	16,853	(217,083)
	_________	_________	_________
Cash Flows from (used in) financing activities
Proceeds from issuance of common stock	-	-	1,194,660
Advances from related party	599,855	472,500	2,376,819
Repayments under capital lease obligations	(25,515)	(14,015)	(55,022)
Proceeds from convertible loans - related party	355,000	-	421,195
	_________	_________	_________
Cash Flows - Financing Activities	929,340	458,485	3,937,652
	_________	_________	_________
Effect of Exchange Rate Changes on Cash	(42,056)	244,277	91,413
	_________	_________	_________
Net Increase (decrease) in Cash	(22,204)	6,679	8,903
Cash, Beginning of period	31,107	240	-
	_________	_________	_________
Cash, End of period	$8,903	$6,919	$8,903
	_________	_________	_________

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES (FORMERLY VEGA-ATLANTIC CORPORATION) [A DEVELOPMENT STAGE COMPANY] CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED] (continued) Table of Contents

	For the Nine Months ended September 30,
	2003	2002
SUPPLEMENTAL CASH DISCLOSURES
Cash paid for interest	$19,000	$15,000
	________	________
Cash paid for income taxes	$ -	$ -
	________	________

SUPPLEMENTAL NON-CASH DISCLOSURES

On April 24, 2003, the Company settled a related party debt incurred in year 2002 of approximately $194,200 in exchange for the issuance of 776,797 common shares of Transax Limited (pre-merger).

During the nine months ended September 30, 2003, the Company borrowed $250,000 for working capital purposes from a related party. On June 24, 2003, Transax Limited issued 5,000,000 common shares and warrants in settlement of the debt (pre-merger).

The Company incurred capital raising fees of approximately $51,000 which was settled on April 24, 2003 through the issuance of 204,000 common shares of Transax Limited (pre-merger) to a related party.

On August 28, 2003, the Company settled a debt of approximately $752,000 in exchange for the issuance of 1,306,730 shares.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES (FORMERLY VEGA-ATLANTIC CORPORATION) [A DEVELOPMENT STAGE COMPANY] NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED] (continued) Table of Contents

1. The Company

Transax International Limited ("TNSX" or the "Company") (formerly Vega-Atlantic Corporation) was incorporated in the State of Colorado. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

On June 19, 2003 Transax Limited ("Transax") entered into an Agreement in Principle (collectively with the Merger Agreement, referred to as the "Agreement", or the "Merger") to, by way of merger, exchange all of its outstanding shares for an aggregate of 11,066,207 restricted common shares of the Company, at a deemed issuance price of $0.50 per share. As of the contemplated merger date, Transax had outstanding 22,132,414 common shares, 8,200,000 warrants and 9,000,000 stock options. These securities were subject to a reverse two-to-one split under the Agreement. The Agreement was finalized on July 22, 2003, and the transaction closed effective August 14, 2003 (See Note 2, Merger).

The Company, through its wholly owned subsidiary TDS Telecommunication Data Systems LTDA ("TDS"), is an international provider of information network solutions specifically designed for the healthcare providers and health insurance companies. The MedLink Solution™ enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. "Accounting and Reporting for Development Stage Companies." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The accompanying unaudited consolidated financial statements of the Company present the accounts of Transax for the periods ended September 30, 2003 and 2002, and of TNSX from the effective date of the merger (August 14, 2003) to September 30, 2003. (See Note 2)

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and does not include all the information and footnotes required by generally accepted accounting principals in the United States of America for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Transax and results of its operations included in the audited financial statements for the year ended December 31, 2002. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.

2. Merger

On June 19, 2003 Transax entered into an Agreement in Principle to, by way of merger, exchange all of its outstanding shares for an aggregate of 11,066,207 restricted common shares of the Company, at a deemed issuance price of $0.50 per share. As of the contemplated merger date, Transax had outstanding 22,132,414 common shares, 8,200,000 warrants and 9,000,000 stock options. These securities were subject to a reverse two-to-one split under the Agreement. The Agreement was finalized on July 22, 2003, and, on August 14, 2003, the Merger was deemed closed, and the Board or Directors of the newly merged company, Transax International Limited, or "TNSX", approved the issuance of 11,066,207 common shares pursuant to the terms of the merger. On the date of the merger, TNSX had 12,472,908 common shares outstanding.

Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Transax for the net monetary assets of TNSX, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the "legal acquiror" (TNSX) are those of the "accounting acquiror" (Transax). Costs associated with reverse merger will be expensed as incurred. Shares issued in the transaction are presented as outstanding for all periods presented. Activities of the legal acquirer are included from the date of the transaction onward.

On August 8, 2003, the meeting of shareholders of both TNSX and Transax were held. TNSX's shareholders approved the following ratifications: (i) name change from Vega-Atlantic Corporation to Transax International Limited, (ii) the Stock Option Plan, and (iii) the reverse Stock Split. Moreover, on August 8, 2003, the shareholders of Transax approved the terms and conditions of the Agreement in Principle and of the Merger Agreement;

Pursuant to the terms of the Merger Agreement and a corresponding contribution agreement, Transax has contributed to the Company 11,066,207 shares of its restricted common stock, 4,500,000 stock options and 4,100,000 share purchase warrants. Pursuant to further terms of the Agreement, the Company has: (i) exchanged with the Transax shareholders an aggregate of 11,066,207 shares of the Company's restricted common stock (on the basis of each two Transax shares of common stock exchanged into the right to receive one share of common stock of TNSX); (ii) exchanged with the Transax option holders an aggregate of 4,500,000 stock options to acquire up to 4,500,000 shares of TNSX's common stock to replace all stock options presently outstanding in Transax (on the basis of each two Transax stock options exchanged into the right to receive one stock option of TNSX); and (iii) exchanged with the Transax warrant holders an aggregate of 4,100,000 share purchase warrants to acquire up to a further 4,100,000 shares of TNSX's common stock to replace all share purchase warrants presently outstanding in Transax (on the basis of each two Transax share purchase warrants exchanged into the right to receive one share purchase warrant of TNSX).

On September 22, 2003 the Board of Directors of the Company approved a change in fiscal year end of the Company from March 31st to a calendar year-end of December 31st. The Board of Directors' decision to change the fiscal year end was based upon consummation of the Merger Agreement and the resulting continuation of the corporate entity TNSX under the Merger, which has a calendar fiscal year end.

3. Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $5,191,200 and has a stockholders' deficit of approximately $1,553,800 at September 30, 2003. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2003, these deficiencies amounted to approximately $363,700, including a provision of interest and fines of approximately $86,200. This payroll liability is included as part of the accrued payroll and related expenses within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Litigation

In the normal course of its operations, the Company may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they would have a material adverse effect on the Company's business or financial condition or results of operations.

5. Software Development Costs

The Company established the technological feasibility of its MedLink Solutions in the year ended December 31, 2002. Therefore, from Inception to December 31, 2002, all costs incurred in establishing the technological feasibility of the MedLink Solutions were charged to expense when incurred, as required by Statement of Financial Accounting Standards ("SFAS") Statement No. 2, Accounting for Research and Development Costs.

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company has capitalized certain of its software development costs incurred during the nine months period ended September 30, 2003. The capitalized costs are amortized, starting in the third quarter of the fiscal year ending December 31, 2003, based on the current and future revenue for each product.

6. Segmented information

The Company identifies its operating segments based on its business activities and geographical locations. The Company operates within a single operating segment, being a provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company operates in Brazil, Australia and Mauritius, and has a registered mailing address in Singapore and in the USA. All of the Company's assets are located in Brazil.

	For the Nine Months ended September 30,
	2003	2002
Net sales to Unaffiliated Customers
Brazil	200,197	35,727
USA	-	-
Singapore	-	-
Australia	-	-
Mauritius	-	-
	__________	__________
	200,197	35,727
	__________	__________
Loss from operations
Brazil	(1,080,748)	(846,487)
USA	(533,264)	-
Singapore	(12,072)	-
Australia	(71,517)	-
Mauritius	-	-
	__________	__________
	(1,497,405)	(810,760)
	__________	__________
Other expenses (income)
Brazil	43,050	342,807
USA	196,042	-
Singapore	-	-
Australia	(2,679)	-
Mauritius	-	-
	__________	__________
	236,413	342,807
	__________	__________
Net loss as reported in the accompanying statements	$(1,733,818)	$(1,153,566)

7. Stock Option Plan

On December 31, 2002 the Board of Directors of Transax approved the adoption of a 2003 incentive stock option plan. Pursuant to the merger agreement, the Company has adopted Transax's stock option plan. The plan is effective as of January 1, 2003 and provides for the issuance of stock options to employees, consultants and directors. As per the terms of the merger agreement, on August 14, 2003, the Company issued 4,500,000 options under the Stock Option Plan. These securities may dilute the earnings per share calculation in the future.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the SFAS No. 123, "Accounting for Stock-Based Compensation". In the quarter ended September 30, 2003, the Company incurred a stock based compensation cost of approximately $222,400.

The Company has elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(695,391)	$(646,311)	$(1,733,818)	$(1,153,567)
Deduct : Amount by which stock-based employee compensation as determined under fair value based method for all awards exceeds the compensation as determined under the intrinsic value method	$(85,410)	-	$(85,410)	-
	_________	_________	_________	_________
Pro forma net loss under SFAS No. 123	$(780,801)	$(646,311)	$(1,819,228)	$(1,153,567)
	_________	_________	_________	_________
Basic and diluted net loss per common share as reported	$(0.05)	$(0.05)	$(0.14)	$(0.09)
Pro forma net loss per common share under SFAS No. 123	$(0.06)	$(0.05)	$(0.14)	$(0.09)

On August 28, 2003, a certain stockholder exercised options in accordance with the terms of the consulting agreement the Company has with the stockholder. As a result of the exercise, TNSX issued 1,206,730 common shares. The proceeds were used to offset approximately $652,000 of outstanding debt due to the stockholder.

On September 30, 2003, TNSX cancelled the remaining 1,293,270 options that had been issued to this consultant. This transaction has been recorded retroactively as of June 30, 2003.

As at September 30, 2003, 2,000,000 stock options were outstanding (See Note 11).

8. Share Capital

On August 14, 20903, pursuant to the terms of the merger agreement, the Company issued 11,067,207 shares of common stock in exchange of all the outstanding shares of Transax limited, and issued 300,000 shares for finder's fees.

On August 28, 2003, the Company issued 1,206,7360 shares of common stock for options exercised.

On August 28, 2003, the Company issued 100,000 units, at $ 1.00 per unit, in settlement of $100,000 of debt. Each unit is comprised of one common share and one half warrant. Each warrant entitles the holder to purchase an additional share of TNSX's common stock at $1.50, for a period of 12 months.

As at September 30, 2003, 13,779,638 shares were issued and outstanding.

9. Warrants

On August 14, 2003, pursuant to the terms of the merger agreement, the Company issued 4,100,000 warrants to various parties. Each warrant entitles the holder to purchase an additional share of TNSX common stock at $1.00, for a period of 60 months.

On August 28, 2003, TNSX issued 100,000 units, at $ 1.00 per unit, in settlement of $100,000 of debt. Each unit is comprised of one common share and one half warrant. Each warrant entitles the holder to purchase an additional share of TNSX's common stock at $1.50, for a period of 12 months.

These securities may dilute the earnings per share calculation in the future. As at September 30, 2003, 4,150,000 warrants were outstanding.

10. Related Parties

On December 31, 2002, the Company borrowed $66,195 from Carlingford, a principal shareholder. On March 31, 2003, the Company borrowed $255,000 from Carlingford, and another $100,000 on April 30, 2003. During the nine-month period ended September 30, 2003, the Company incurred approximately $27,400 in interest. Each loan is repayable on or before a six-month term. The interest rate is 12% per annum compounded monthly. The lender shall have the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of Transax Limited, at a conversion price of $0.25 per unit. Each unit is comprised of 1 common share and one warrant. Each warrant entitles the holder to purchase an additional share of Transax common stock at $0.50, for a period of twelve months. At September 30, 2003, the loans for $66,195 and for $255,000 were in default. As at September 30, 2003, the conversion feature has not been exercised by the holder of these notes.

During the nine-month period ended September 30, 2003, Carlingford has advanced approximately $395,500 for working capital purposes. These advances are non-interest bearing.

Within the statement of operations, the following related party costs were expensed during the nine-month period ended September 30, 2003 :
  The Company incurred $33,000 in consulting fees during the quarter ended September 30, 2003 ($99,000 for the nine months period ended September 30, 2003) to a director of the Company. At September 30, 2003, approximately $56,625 was outstanding to this director;
  The Company incurred $24,000 in consulting and management fees during the quarter ended September 30, 2003 ($72,000 for the nine months period ended September 30, 2003) to a company whose officer is an officer of the operating subsidiary of the Company;
  The Company incurred approximately $10,350 in consulting fees during the quarter ended September 30, 2003 ($30,750 during the nine months period ended September 30, 2003) to a director of the Company. At September 30, 2003, approximately $10,350 was outstanding to this director;
  The Company incurred approximately $17,130 in consulting fees during the quarter ended September 30, 2003 ($46,170 during the nine months period ended September 30, 2003) to a company whose officer is an officer of the Company. At September 30, 2003, approximately $3,140 was outstanding to this officer;
  The Company incurred approximately $19,775 in consulting fees during the quarter ended September 30, 2003 ($38,220 during the nine months period ended September 30, 2003) to a company whose director is a director of the Company. At September 30, 2003, approximately $ 13,600 was outstanding to this director;
  The Company incurred approximately $10,000 in consulting fees during the quarter ended September 30, 2003 ($10,000 during the nine months period ended September 30, 2003) to a company whose officer is a director of the Company;
  The Company incurred approximately $8,400 in interest during the quarter ended September 30, 2003 ($27,400 during the nine month period ended September 30, 2003) to a company whose director is a director of the Company.

11. Subsequent events
  On October 15, 2003, Grant Atkins, a director and the prior President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company since October 15, 1998, resigned as a director of the Company;
  On October 22, 2003, the Company issued 1,000,000 shares for options granted on August 14, 2003;
  During the period October 1 to November 10, 2003 Carlingford Investments Limited (a significant shareholder) has advanced, for working capital purposes, $ 125,000 to TNSX. These advances are non-interest bearing.

12. Net Loss Per Share

Net loss per share is based on the weighted average number if shares outstanding, reflecting the shares issued in the transaction as outstanding for all periods presented (See Note 2).

ITEM 2. Management's Discussion and Analysis and Plan of Operation

General
Transax International Limited is a corporation organized under the laws of the State of Colorado (the "Company", or "TNSX"). The Company currently trades on the NASD OTC Bulletin Board under the symbol "TNSX".

As of the date of this Quarterly Report, the Company is a provider of information network solutions for the healthcare providers and health insurance companies, using proprietary software tradenamed as "MedLink". See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders."

Current Business Operations

 Acquisition of Transax Limited

The Board of Directors of the Company (the "Board of Directors"), at a special meeting, approved the execution of an agreement in principle dated June 19, 2003 and a subsequent merger agreement and its ancillary documents dated July 22, 2003 (collectively, the "Merger Agreement") among the Company, Vega-Atlantic Acquisition Corporation, the Company's wholly-owned subsidiary ("Vega-Atlantic"), Transax Limited, a Colorado corporation ("Transax"), and certain selling shareholders of Transax. The Merger Agreement and the Company's acquisition of Transax by way or merger was completed effective as of August 14, 2003 (the "Effective Date").

The Merger Agreement

In accordance with the completion of the terms and conditions of the Merger Agreement: (i) Vega-Atlantic merged with Transax (the "Merger") so that Transax became the surviving company and a wholly-owned subsidiary of the Company and, correspondingly, the shareholders, warrantholders and optionholders of Transax became shareholders, warrantholders and optionholders of the Company; (ii) the Company's business operations became that of Transax, primarily consisting of the development, acquisition, provider and marketing of information network solutions for healthcare providers and health insurance companies world-wide; (iii) the Company changed its name to "Transax International Limited" and its trading symbol; and (iv) the Company adopted and implemented a "Stock Option Plan" for key personnel of the Company.

Pursuant to the terms and conditions of the Merger Agreement and a corresponding contribution agreement, as entered into between the Company and Vega-Atlantic, on the Effective Date (i) the Company contributed to Vega-Atlantic 11,066,207 shares of its restricted common stock (the "Common Stock") and 4,500,000 stock options and 4,100,000 share purchase warrants to acquire any equivalent number of shares of Common Stock of the Company; (ii) Vega-Atlantic exchanged therefore with all Transax shareholders an aggregate of 11,066,207 shares of the Company's restricted Common Stock (on the basis of each two Transax shares of common stock exchanged into one share of Common Stock of the Company); (iii) Vega-Atlantic exchanged therefore with all Transax optionholders an aggregate of 4,500,000 stock options to acquire up to 4,500,000 shares of the Company's Common Stock to replace all stock options then outstanding in Transax (on the basis of each two Transax stock options exchanged into one stock option of the Company); and (iv) Vega-Atlantic exchanged therefore with all Transax warrantholders an aggregate of 4,100,000 share purchase warrants to acquire up to a further 4,100,000 shares of the Company's Common Stock to replace all share purchase warrants then outstanding in Transax (on the basis of each two Transax share purchase warrants exchanged into one share purchase warrant of the Company).

In the event that certain Transax Shareholders, but not more than 9.5%, demanded in writing payment for such shares of common stock of Transax held of record, in accordance with applicable Colorado law, such shares of common stock of Transax would not be converted into shares of restricted Common Stock of the Company. Such Transax Shareholders would be entitled to receive payment for the value of the shares of common stock of Transax held of record. The Company has been informed that no shareholders of Transax exercised their dissent rights prior to Transax's annual and general meeting on August 8, 2003 at which the Merger Agreement was approved.

Interim Secured and Convertible Loan Agreement

As a condition to entering into and in accordance with the Merger Agreement, the Company agreed to use its commercially reasonable efforts to advance to Transax the aggregate principal sum of up to $250,000 (collectively, the "Principal Sum") within five (5) business days of raising of a minimum of $250,000. As of the date of this Quarterly Report, the Company has received no funding.

Transax - Corporate Profile

The Company, through its wholly owned Brazilian subsidiary TDS Telecommunication Data Systems LTDA ("TDS"), is an international provider of information network solutions specifically designed for the healthcare providers and health insurance companies. The MedLink Solution™ enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. TDS currently employs approximately 40 staff and contract personnel.

The MedLink solution has been specifically designed for the healthcare and health insurance industry to allow insurance companies to connect to healthcare providers and electronically undertake authorization of health claims in real time. A transaction fee is charged to the insurer for use of the MedLink system. MedLink has been developed as a "total connectivity" solution where the Company is able to provide an insurer with the ability to cost effectively process all of the transactions generated regardless of location, or method of generation.

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

The strategic focus of the Company is to become a premier international provider of information network solutions for the healthcare providers and health insurance companies, enabling the real time automation of routine patient eligibility verifications, authorization, claims processing and payment functions that are currently performed manually.

Officers and Directors

In accordance with the completion of the terms and provisions of the Merger Agreement, the Board of Directors appointed: (i) Stephen Walters as a director and as the President and Chief Executive Officer of the Company effective on August 14, 2003; (ii) Nathalie Pilon, CMA, as the Chief Financial Officer and Secretary of the Company effective on August 14, 2003; (iii) Graeme Smith as a director and as the Vice-President of the Company effective August 31, 2003; (iv) Laurie Bewes, BBA, as a director of the Company effective August 31, 2003; and (v) David M. Bouzaid as a director of the Company effective August 31, 2003. Grant Atkins, a director and the prior President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company since October 15, 1998, resigned as a director and Executive Officer of the Company effective on October 15, 2003.

Name	Age	Position with the Company
Stephen Walters	44	President / Chief Executive Officer and Director
Graeme Smith	46	Vice-President and Director
Nathalie Pilon, CMA	35	Chief Financial Officer / Secretary
Laurie Bewes, BBA	51	Director
David M. Bouzaid	49	Director

STEPHEN WALTERS is the President, Chief Executive Officer and a director of the Company. Mr. Walters currently is the President, Chief Executive Officer and a director of Transax. Mr. Walters has more than 15 years of business experience in the Asia-Pacific Region. He is responsible for corporate development initiatives that have seen a successful restructuring of the predecessor company. Mr. Walters is also the founder and principal of the Carlingford Group of companies based in Singapore. In the past twenty-four months, Mr. Walters has raised over $6,000,000 for investment in promising early stage technology companies principally from North America and to expand their operations to the Asia-Pacific region through the establishment of joint ventures with strategic partners and licensing arrangements. The Carlingford Group focuses on companies in the biomedical, computer network and wireless telecommunications industries. Mr. Walters possesses an in depth knowledge of the public markets having previously acted as President and Chief Executive Officer of a US public company. Mr. Walters currently is a director of a number of private companies in Canada and Singapore.

GRAEME SMITH is the Vice President and a director of the Company. Mr. Smith currently is a Vice President and a director of Transax. During the past several years, Mr. Smith was a former general manager of Telstra Technologies of Australia and managing director of Telstra Corporation's customer premises equipment business with a responsibility for a workforce of over 5,500 staff and a cash flow of over $1 billion. Mr. Smith's principal expertise is related to business development, marketing and strategic planning within the telecommunications industry. More recently, Mr. Smith co-founded a private telecommunications company and successfully raised over $100 million in the capital markets for mergers and acquisition purposes. Currently, Mr. Smith is also Chairman and President of an organization that specializes in assisting telecommunication companies seeking entry into the global marketplace.

NATHALIE PILON is the Chief Financial Officer and Secretary of the Company. Ms. Pilon is currently the Chief Financial Officer of Transax. Prior to joining Transax, Ms. Pilon held the position of Chief Financial Officer for MIV Therapeutics Inc., a NASD OTC Bulletin Board company. In addition, Ms. Pilon has gained significant experience in finance, accounting and strategic planning while acting as Financial Officer for Syreon Corporation, and Financial Controller for development stage companies such as Lorus Therapeutics, Inc. and Chromos Molecular Systems. Over the past few years, Ms. Pilon has also consulted with various biotech and high tech public companies, including Olympic Resources. Ms. Pilon holds a CMA designation and obtained her bachelor's degree in Business Administration from Sherbrooke University in 1990.

LAURIE BEWES is a director of the Company. Mr. Bewes currently is a director of Transax. Mr. Bewes has a Bachelor of Business Administration (RMIT) and is a member of the Australian Institute of Company Directors (MAICD). His business background over the past 20 years includes joint ventures, business development, mergers, infrastructure privatization and start-ups across South America (Argentina and Brazil), Asia (Indonesia, Singapore and Malaysia) and Australia/New Zealand. Mr. Bewes has worked in various senior executive positions for companies such as P & O, ANL and TNT.

DAVID BOUZAID is a director of the Company. Mr. Bouzaid currently is a director of Transax. Mr. Bouzaid has accumulated 27 years' experience in the health insurance industry within Asia and the Australasia region. Mr. Bouzaid specializes in New Business Development within the health insurance industry and over the past four years he has gained a wealth of experience in Global Healthcare Insurance. Mr. Bouzaid is currently regional director (Asia-Pacific) for Interglobal Insurance Services Ltd. based in Bangkok, Thailand.

As of the date of this Quarterly Report, no director or Executive Officer of the Company is or has been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Audit Committee
As of the date of this Quarterly Report the Company has not appointed members to an Audit Committee. As of the date of this Quarterly Report no Audit Committee has been established. Therefore, the role of an Audit Committee has been conducted by the Board of Directors.

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

Executive Compensation
As of the date of this Quarterly Report, certain of the Executive Officers or Directors of the Company are compensated for their roles as Managing Directors or Executive Officers of the Company. Officers and Directors of the Company are reimbursed for any out-of-pocked expenses incurred by them on behalf of the Company. None of the Company's Directors or Executive Officers are party to written employment or consulting agreements with the Company. The Company has, however, informal month-to-month verbal agreements with certain Officers or Directors.

The table below outlines the compensation paid to Officers and Directors, for the nine-month period ended September 30, 2003. The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

Title	Name of Executive Officer or Director	Amount of compensation incurred during the nine-month period ended September 30, 2003	Amount due to Officer / Director as at September 30, 2003	Type of Agreement	Terms of Agreement
President, CEO and Director	Stephen Walters	$99,000	$56,625	Verbal, month-to-month	$11,000 per month
Vice-President and Director	Graeme Smith	$30,750	$10,350	Verbal, per diem	$450 / day
Chief Financial Officer and Secretary	Nathalie Pilon	$46,170	$3,140	Verbal, month-to-month	$4,500 per month until Aug. 31, 2003; $7,300 per month thereafter
Director	Laurie Bewes	$38,220	$13,600	Verbal, month-to-month	$6,600 per month
Director	David Bouzaid	-	-	-	-
All Officers and Directors as a group (5 persons)		$214,140	$83,715

Consulting Agreement

Grant Atkins, a prior director and Executive Officer of the Company, derived remuneration from the Company indirectly through Investor Communications International, Inc. ("ICI"). Mr. Atkins was contracted by ICI and part of the management team provided by ICI to the Company in conjunction with the completion of the Merger. During the nine-month period ended September 30, 2003, Grant Atkins received an aggregate of $6,260 from ICI for services provided to the Company.

The Company and ICI had entered into a two-year consulting agreement dated April 1, 1999, and on April 1, 2001 renewed such agreement for an additional two-year period. Pursuant to the terms of the consulting agreement, ICI performed a wide range of management, administrative, financial, and public company services. The consulting agreement was terminated in favor of a revised consulting services arrangement entered into commensurate with the completion of the Merger Agreement.

Pursuant to the terms and provisions of the Merger Agreement, the Company and ICI entered into a new consulting services agreement effective July 15, 2003 (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement, ICI provided to the Company such finance and general managerial services as determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the information network solutions industry, including the MedLink solution, for a monthly fee of $10,000. Grant Atkins, a prior director and Executive Officer of the Company, continued to consult directly to ICI and formed part of the management team provided by ICI to the Company and continued to derive remuneration from ICI for such services rendered to the Company.

As of the date of this Quarterly Report, ICI has resigned its tenure as management consultant to the Company, effective on September 30, 2003, and the Consulting Services Agreement has now been terminated.

Prior to the date of this Quarterly Report the Company had been indebted to ICI, in the approximate amount of $752,100, for various fees and expenses which had been incurred by ICI and its assignees on behalf of the Company pursuant to its previous consulting services arrangement and pursuant to the previous Consulting Services Agreement with the Company (collectively, the "Debt"). ICI, and certain creditors of ICI (each a "Designate"), each of whom had already performed bona fide consulting services to the Company pursuant to a certain consulting services arrangement as entered into between the Company and International Market Trend, AG ("IMT"), entered into various assignment agreements pursuant to which ICI therein assigned a portion of its Debt from the Company to such Designates in satisfaction and release of the corresponding indebtedness then due and owing by ICI to each such Designate (each such assigned Debt amount then being a "Receivable" from the Company). Subsequently, each such Designate and the Company entered into various assignment agreements pursuant to which each Designate assigned to the Company, and acknowledged its receipt as payment in full, of its respective Receivable as consideration for the corresponding exercise through IMT by such Designates of an equivalent number of stock options in and to the Company at an exercise price of $0.50 per share of Common Stock. The balance of the Debt was converted by way of private placement in and to the Company pursuant to which an aggregate of 100,000 units of the Company were issued, at a subscription price of $1.00 per unit, with each unit being comprised of one share of Common Stock of the Company and one non-transferable warrant, and with each such warrant being exercisable for an additional share of Common Stock of the Company for a period of 12 months from the date of issuance See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds" and "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders".

Results of Operations
On September 22, 2003 the Board of Directors of the Company approved a change in fiscal year end of the Company from March 31st to a calendar year-end of December 31st. The Board of Directors' decision to change the fiscal year end was based upon consummation of the Merger Agreement and the resulting continuation of the corporate entity Transax under the Merger, which has a calendar fiscal year end. The date of the Company's fiscal year end is December 31, 2003. Therefore, this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 covers such transition period and is for a nine-month period ended September 30, 2003.

The accompanying unaudited consolidated financial statements of the Company present the accounts of Transax from May 2, 1998 [Inception] to September 30, 2003, and the accounts of Transax for the nine months ended September 30, 2003, and of TNSX from the Effective Date of the Merger to September 30, 2003 and the results of operations of TDS for the comparative nine months period ended September 30, 2002.

For the Three-Month Period Ended September 30, 2003 Compared to the Three-Month Period Ended September 30, 2002

The Company incurred net losses of approximately $695,400 for the three-month period ended September 30, 2003 ($0.05 per share), compared to a net loss of approximately $646,300 ($0.05 per share) for the three-month period ended September 30, 2002. Comparative results for the three-month period ended September 30, 2002 include only the results of TDS. The results for the current period include the operations of Transax and its subsidiaries, and also of the Company from the Effective Date of the Merger to September 30, 2003. Analysis of the operating losses for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002 is as follows :

During the third quarter of 2003, the Company generated nearly $88,000 in revenues, compared to only $10,100 in the third quarter of 2002. The significant increase in revenues is due to the roll-out of new software contracts in Brazil.

During the third quarter of 2003, payroll and related benefits increased to $89,600 (2002, $75,600) due to the addition of new staff in Brazil. The cost of product support services has decreased from $96,600 in 2002 to $87,800 for the three-month period ended September 30, 2003 due to the completion in 2002 of certain research and development stages.

During the three-month period ended September 30, 2002, professional fees were minimal and were recorded as part of General & Administrative expenses. During the three-month period ended September 30, 2003, the Company incurred $145,500 in professional fees. This increase in professional fees is primarily due to expenses relating to the merger of Transax with TDS, and subsequent merger of Transax with the Company. During the three-month period ended September 30, 2003, professional fees consisted mainly of: (i) $15,800 in audit and accounting fees; (ii) $108,000 in legal fees; (iii) $12,700 in management fees and (iv) $9,000 in regulatory and filing fees.

During the quarter ended September 30, 2003, the Company incurred $114,300 (2002, $24,000) in related party management fees. The comparative data in 2002 includes only the related party management fees for TDS, while in 2003, it includes the related party management fees for TDS, Transax and TNSX.

During the three-month period ended September 30, 2003, the Company incurred general and administrative expenses of approximately $113,500 compared to general and administrative expenses of approximately $105,400 during the three-month period ended September 30, 2002. The higher costs are primarily due to an increase in support services required to maintain operations.

During the three-month period ended September 30, 2003, the Company incurred $151,000 in capital offering costs. These costs consist mainly of the production and distribution of promotional materials directed to potential investors. The Company has been unsuccessful to date in raising capital under this activity.

During the three-month period ended September 30, 2003, the Company incurred $46,400 in foreign exchange losses, compared to $286,300 during the three-month period ended September 30, 2002. The loss in 2002 was due to unfavorable foreign exchange adjustments related to outstanding debts payable in $US currency.

In 2002, interest expenses were included as part of General & Administrative expenses. During the quarter ended September 30, 2003, the Company incurred $4,700 in interest expenses related to its capital leases in Brazil.

During the nine-month period ended September 30, 2002, interest expense related to a loan from a third party with TDS were incurred. Pursuant to the merger of Transax with TDS, these loans have been assigned to Transax and therefore the interest due to Transax and payable from TDS cancels out. The Company has however incurred, during the quarter ended September 30, 2003, $8,400 in interest due to the conversion of certain cash advances into interest bearing convertible loans.

For the Nine-Month Period Ended September 30, 2003 Compared to the Nine-Month Period Ended September 30, 2002

The Company incurred net losses of approximately $1,733,800 for the nine-month period ended September 30, 2003 ($0.14 per share), compared to a net loss of approximately $1,153,600 ($ 0.09 per share) for the nine-month period ended September 30, 2002.

Comparative results for the nine-month period ended September 30, 2002 include only the results of TDS. Results for the current period include the operations of Transax and its subsidiaries, and also of the Company from the Effective Date of the Merger to September 30, 2003.

During the nine-month period ended September 30, 2002, the Company generated $200,200 in revenues, compared to only $35,700 in the nine-month period ended September 30, 2002. The significant increase in revenue is due to the rollout of certain new software contracts in Brazil.

During the period, payroll and related benefits increased to $276,200 (2002, $200,340), due to the addition of new staff in Brazil. The addition of new staff is due to an increase in the workload required to properly support the current and anticipated product sales. The cost of product support services decreased moderately from $341,600 for the nine-month period ended September 30, 2002 to $302,100 for the nine-month period ended September 30, 2003. The decrease is due to the completion of certain development stages in 2002.

During the nine month period ended September 30, 2002, professional fees were minimal and recorded as part of General & Administrative expenses. During the nine month period ended September 30, 2003, the Company incurred professional fees of approximately $240,900. The increase in professional fees during the nine-month period ended September 30, 2003 is primarily due to an increase in expenses relating to the merger of Transax with TDS, and subsequent merger of Transax with the Company in 2003. During the nine-month period ended September 30, 2003, the Company's professional fees consisted of: (i) $62,400 in audit and accounting fees; (ii) $139,500 in legal fees; (iii) $14,800 in monitor fees; (iv) $15,200 in management fees and (v) $9,000 in regulatory and filing fees.

During the nine-month period ended September 30, 2002, the related party management fees were $108,800, compared to $296,200 in the nine-month period ended September 30, 2003. The comparative data for 2002 includes only the related party management fees for TDS, while in 2003 it includes the related party management fees for TDS, Transax, and the Company.

In 2002, the Company did not incur stock-based compensation costs. During the nine-month period ended September 30, 2003, the Company incurred $222,400 in stock-based compensation due to the issuance of stock options to non-employees for certain consulting services performed.

During the nine-month period ended September 30, 2003, the Company incurred general and administrative expenses of approximately $260,900 compared to approximately $170,000 incurred during the nine month period ended September 30, 2002. The higher costs are primarily due to an increase in support services required to maintain operations.

On January 1, 2003, the Company changed the estimated useful lives of certain assets in order to reflect better current circumstances. During the nine-month period ended September 30, 2003, the Company has incurred approximately $ 90,260 in depreciation expenses, compared to approximately $20,800 for the nine-month period ended September 30, 2002.

During the nine-month period ended September 30, 2003, the Company incurred $151,000 in capital offering costs. These costs consist mainly of the production and distribution of promotional materials directed to potential investors. The Company has been unsuccessful to date in raising capital under this activity.

During the nine-month period ended September 30, 2003, the Company incurred $37,700 in foreign exchange, compared to $286,300 during the nine-month period ended September 30, 2002. The loss in 2002 was due to unfavorable foreign exchange adjustments as previously discussed.

During the nine-month period ended September 30, 2002, interest expense related to a loan from a third party with TDS were incurred. Pursuant to the merger of Transax with TDS, these loans have been assigned to Transax and therefore the interest due to Transax and payable from TDS cancels out. The Company has, however, incurred during the nine-month period ended September 30, 2003, $27,400 in interest due to the conversion of certain cash advances into interest bearing convertible loans.

Liquidity and Capital Resources
For the Nine-Month Period Ended September 30, 2003

Since inception, the Company has incurred cumulative net losses of approximately $5,191,200 and has a stockholders' deficit of approximately $1,553,800 as at September 30, 2003. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

As at September 30, 2003, the Company's current liabilities were $1,735,711 compared to $694,575 at December 31, 2002. The increase in current liabilities is due primarily to additional loans and cash advances received from a related party to fund operations.

For the nine-month period ended September 30, 2003, net cash flows used in operating activities were approximately $788,600 compared to $712,900 for the nine-month period ended September 30, 2002.

Net cash flows from financing activities during the nine-month period ended September 30, 2003 were approximately $929,300 resulting primarily from loans and advances from a related party, compared to $458,500 during the nine-month period ended September 30, 2002. The additional borrowings were used to fund operating activities.

Net cash flows used in investing activities amounted to approximately $120,900 during the nine-month period ended September 30, 2003, compared to $16,900 for the nine-month period ended September 30, 2002. During the nine-month period ended September 30, 2003, the Company capitalized some of its software research and development costs, while in 2002, these costs were expenses as part of the costs of product support services.

In summary, based upon the cash flow activities as previously discussed, during the nine-month period ended September 30, 2003, the Company's overall cash position decreased by approximately $22,200.

Plan of Operations

Notwithstanding consummation of the Merger Agreement, as of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company's ability to develop, provide and market its anticipated information network solutions to healthcare providers, health insurance companies and other end-users, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operations and capital raising efforts; however, there can be no assurance that the Company will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

Based upon consummation of the Merger, management of the Company anticipates an increase in operating expenses over the next three years to pay costs associated with such business operations. The Company must raise additional funds. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its existing Common Stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to conduct its business operations successfully, which could significantly and materially restrict the Company's overall business operations.

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 of financing designed to fund various commitments and business operations. As of the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company's future success and viability are primarily dependent upon the Company's current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

Material Commitments
Convertible Loans

On December 31, 2002, the Company borrowed $66,195 from a related party. On March 31, 2003, the Company borrowed $255,000 from this related party, and a further $100,000 on April 30, 2003. Each loan is repayable on or before a six-month term. The interest rate is 12% per annum compounded monthly. The lender shall have the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of Transax Limmited, at a conversion price of $0.25 per unit. Each unit is comprised of 1 common share and one warrant. Each warrant entitles the holder to purchase an additional share of the company's Transax common stock at $0.50, for a period of twelve months. At September 30, 2003, the loans for $66,195 and for $255,000 were in default.

Cash Advances

During the nine-month period ended September 30, 2003, a related party has advanced approximately $395,500 for working capital purposes. These advances are non-interest bearing.

Stock Options

As per the terms of the merger agreement, on August 14, 2003, the Company issued 4,500,000 options under the Stock Options Plan. During the nine month period ended September 30, 2003, 1,206,730 were exercised and 1,293,270 were cancelled. Therefore, as at September 30, 2003, 2,000,000 stock options were outstanding.

These securities may dilute the earnings per share calculation in the future.

ITEM 3. Controls and Procedures

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

ITEM 2. Changes in Securities and Use of Proceeds

The Merger Agreement
Pursuant to the completion of the terms and conditions of the Merger Agreement and a corresponding contribution agreement, as entered into between the Company and Vega-Atlantic, on the Effective Date of the Merger: (i) the Company contributed to Vega-Atlantic 11,066,207 shares of its restricted Common Stock and 4,500,000 stock options and 4,100,000 share purchase warrants to acquire any equivalent number of shares of Common Stock of the Company; (ii) Vega-Atlantic exchanged therefore with all Transax shareholders an aggregate of 11,066,207 shares of the Company's restricted Common Stock (on the basis of each two Transax shares of common stock exchanged into one share of Common Stock of the Company); (iii) Vega-Atlantic exchanged therefore with all Transax optionholders an aggregate of 4,500,000 stock options to acquire up to 4,500,000 shares of the Company's Common Stock to replace all stock options then outstanding in Transax (on the basis of each two Transax stock options exchanged into one stock option of the Company); and (iv) Vega-Atlantic exchanged therefore with all Transax warrantholders an aggregate of 4,100,000 share purchase warrants to acquire up to a further 4,100,000 shares of the Company's Common Stock to replace all share purchase warrants then outstanding in Transax (on the basis of each two Transax share purchase warrants exchanged into one share purchase warrant of the Company.

As of the date of this Quarterly Report, the Company has issued, pursuant to the completion of the Merger an aggregate of 11,066,207 shares of its restricted Common Stock.

As of the date of this Quarterly Report, the Company has issued, pursuant to the completion of the Merger, an aggregate of 4,100,000 share purchase warrants. Each warrant entitles the holder thereof to purchase a share of Common Stock on a one-to-one basis, at an exercise price of $1.00 per share until August 14, 2008.

As of the date of this Quarterly Report, the Company has granted, pursuant to the completion of the Merger and under its Stock Option Plan an aggregate of 4,500,000 stock options. Each option entitles the holder thereof to purchase one share Common Stock on a one-to-one basis at exercise price of $0.50 per share until August 14, 2008. On September 30, 2003, the Company cancelled an aggregate of 1,293,270 stock options, which had previously been granted by the Company under its Stock Option Plan on the Effective Date. Therefore, at September 30, 2003, 2,000,000 options were outstanding. See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders."

Reverse Stock Split
The Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a reverse stock split of one-for-twenty of the Company's issued and outstanding shares of Common Stock (the "Reverse Stock Split"). As a result an information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, was prepared and filed with the Securities and Exchange Commission and circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of 10 or less shareholders then holding of record a majority of the outstanding shares of the Company's Common Stock (the "March 25, 2003 Written Consent"). The matters upon which action was taken pursuant to the March 25, 2003 Written Consent included approval and authorization for the Board of Directors to effect the Reverse Stock Split, which was effected on approximately April 2, 2003. The Reverse Stock Split reduced the Company's issued and outstanding shares of Common Stock from 22,532,110 shares to 1,106,701 shares of Common Stock. See "Part II. Item 4. Submission of Matters to a Vote of Security Holders."

Exercise of Stock Options
As of the date of this Quarterly Report, and in conjunction with the completion of the Merger, the Company has granted 4,500,000 Stock Options to all Transax optionholders to replace all stock options then outstanding in Transax (on the basis of each two Transax stock options exchanged into the right to receive one Stock Option of the Company), including 2,500.000 Stock Options under the registration statement to International Market Trend AG ("IMT") and/or its employees or consultants pursuant to the terms of a financial consulting services agreement between the Company and IMT . Subsequently, IMT transferred an aggregate of 1,206,730 Stock Options to certain of its employees/consultants Designates who had provided bona fide services to the Company under the terms and provisions of the consulting services agreement.

Prior to the date of this Quarterly Report the Company had been indebted to ICI, in the approximate amount of $752,100, for various fees and expenses which had been incurred by ICI and its assignees on behalf of the Company pursuant to its previous consulting services arrangement and pursuant to the previous Consulting Services Agreement with the Company. ICI, and certain creditor Designates of ICI, each of whom had already performed bona fide consulting services to the Company pursuant to a certain consulting services arrangement as entered into between the Company and IMT, entered into various assignment agreements pursuant to which ICI therein assigned a portion of its Debt from the Company to such Designates in satisfaction and release of the corresponding Receivable indebtedness then due and owing by ICI to each such Designate. Subsequently, each such Designate and the Company entered into various assignment agreements pursuant to which each Designate assigned to the Company, and acknowledged its receipt as payment in full, of its respective Receivable as consideration for the corresponding exercise through IMT by such Designates of an equivalent number of Stock Options in and to the Company at an exercise price of $0.50 per share of Common Stock.

As of the date of this Quarterly Report, an aggregate of 1,206,730 Stock Options have been exercised by the Designates and the Company has issued 1,206,730 shares of its Common Stock to such Designates, in settlement of $652,071 of the aforementioned Receivable Debt.

Issuance of Stock Relating to Receivable Debt

As detailed in Part 1, Item 2. Management's Discussion and Analysis and Plan of Operation - Executive Compensation and in Part 2, Item 2. Changes in Securities and Use of Proceeds, prior to the date of this Quarterly Report, the Company had been indebted to ICI in the approximate amount of $752,100 for various fees and expenses, which had been previous incurred by ICI and its assignees on behalf of the Company pursuant to its previous consulting services arrangement and pursuant to the previous Consulting Services Agreement with the Company. As indicated above, an aggregate of 1,206,730 Stock Option have been granted and exercised in settlement of $652,071 of the aforementioned debt.

The balance of the debt was settled pursuant to the issuance by the Company of 100,000 units at a price of $1.00 per unit (the "Unit") to ICI. The Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each Unit is comprised of one share of restricted Common Stock of the Company and one non-transferable warrant (the "Warrant"), and each such Warrant entitles the holder thereof to purchase one additional share of Common Stock at an exercise price of $1.50 per Warrant for a period of twelve months from the date of issuance. The per share price of the Units was determined by the Board of Directors based upon analysis of certain factors including, but not limited to, potential future earnings, assets and net worth of the Company. ICI acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions or and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.

Change in Control
As a result of the issuance of restricted shares of Common Stock pursuant to the Merger Agreement and the exercise of Stock Options there was a change in control of the Company. The table below reflects ownership based upon issuances of Common Stock and grants of stock options and share purchase warrants in accordance with the terms of the Merger Agreement.

The Board of Directors hereby set forth the names and addresses, and the approximate number of shares of Common Stock owned of record, or beneficially by each person who owned, or is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director and all officers and directors of the Company as a group. As of the date of this Quarterly Report, the capitalization of the Company is 13,779,638 shares of Common Stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner		Amount and Nature of beneficial Ownership	Percent of Class
Common Stock	Cardlink Worldwide, Inc. #5 - 2330 NW 102nd Ave. Miami, Florida 33172	(1) (2)	1,191,870	8.65%
Common Stock	Stephen Walters Bali View Block A4/7 Jl. Cirendeu Raya 40 Jakarta Selatan 13419 Indonesia	(1) (3)	7,100,841	40.62%
Common Stock	Carlingford Investments Ltd. 80 Raffles Place #16-20 UOB Plaza II Singapore 048624	(1) (4)	1,000,000	7.26%
Common Stock	Graeme Smith 25 South Harper's Road Woodend Victoria, Australia 3442	(1) (5)	150,000	1.08%
Common Stock	Nathalie Pilon 2919 Ontario Street Vancouver, BC Canada, V5T 2Y5	(1) (6)	150,000	1.08%
Common Stock	Laurie Bewes 429 Willawrong Road Caringbah, Australia NSW 2229	(1) (7)	425,000	3.04%
Common Stock	David Bouzaid Jl. Bangka 7 Dalam No.3A Kemang Jakarta Selatan 12730 Indonesia	(1) (8)	250,000	1.79%
Common Stock	All officers and directors as a group (5 persons)	(9)	8,075,841	44.54%

(1)	These are restricted shares of Common Stock.
(2)	The 1,191,870 shares of Common Stock are held of record by Cardlink Worldwide, Inc. as trustee on behalf of all underlying shareholders of Cardlink Worldwide, Inc.
(3)	Stephen Walters is an initial founding shareholder of Transax. This figure includes: (a) 4 shares of Common Stock held of record by Mr. Walters; (b) 3,400,837 shares of Common Stock held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights; (c) an assumption of the exercise by Mr. Walters of an aggregate of 1,000,000 stock options granted to Mr. Walters to acquire 1,000,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008; and (d) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 2,700,000 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 2,700,000 shares of Common Stock at a price of $1.00 per share expiring on August 14, 2008.
(4)	The 1,000,000 shares of Common Stock are held of record by Carlingford Investments Limited as trustee on behalf of several underlying shareholders of Carlingford Investments Limited.
(5)	This figure includes the assumption of the exercise by Mr. Smith of an aggregate of 150,000 stock options granted to Mr. Smith to acquire 150,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008.
(6)	This figure includes: (a) 50,000 shares of Common Stock held of record by Ms. Pilon; and (b) an assumption of the exercise by Ms. Pilon of an aggregate of 100,000 stock options granted to Ms. Pilon to acquire 100,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008.
(7)	This figure includes: (a) 225,000 shares of Common Stock held of record by Mr. Bewes; and (b) an assumption of the exercise by Mr. Bewes of an aggregate of 200,000 stock options granted to Mr. Bewes to acquire 200,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008.
(8)	This figure includes: (a) 50,000 shares of Common Stock held of record by Mr. Bouzaid; and (b) an assumption of the exercise by Mr. Bouzaid of an aggregate of 200,000 stock options granted to Mr. Bouzaid to acquire 200,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008.
(9)	This figure includes: (a) an aggregate of 3,725,841 shares of Common Stock held of record; (b) the assumption of the exercise of an aggregate of 1,650,000 stock options to acquire 1,650,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008; and (c) the assumption of the exercise of 2,700,000 warrants to acquire 2,700,000 shares of Common Stock at an exercise price of $1.00 per share expiring on August 14, 2008.

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 3. Defaults upon Senior Securities

No report required.

ITEM 4. Submission of Matters to Vote of Securities Holders
Information Statement
The Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, the Reverse Stock Split of up to one-for-twenty of the Company's issued and outstanding shares of Common Stock (the "Reverse Stock Split"). Therefore, an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement") was prepared and filed with the Securities and Exchange Commission on October 17, 2002 and amended December 16, 2002.

The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten or less shareholders holding of record a majority of the outstanding shares of the Company's Common Stock effective March 25, 2003. As of November 30, 2002, there were 22,532,110 shares of the Company's Common Stock issued and outstanding. The names of the shareholders who signed the March 25, 2003 Written Consent approving the Reverse Stock Split and their respective equity ownership of the Company were as follows: (i) TriStar Financial Services, Inc. holding of record 1,216,214 shares of Common Stock (5.40%); (ii) Investor Communications International, Inc. holding of record 6,071,244 shares of Common Stock (26.94%); (iii) Alexander W. Cox holding of record 4,323,300 shares of Common Stock (19.19%); and (iv) Brent Pierce holding of record 1,406,247 shares of Common Stock (6.24%).

The matters upon which action was taken pursuant to the March 25, 2003 Written Consent included the approval and authorization for the Board of Directors to effect the Reverse Stock Split, which was effected by NASDAQ on approximately April 2, 2003.

Proxy Statement
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

Pursuant to the Proxy Statement a special meeting of shareholders was held on August 8, 2003 (the "Meeting") for the following purposes: (i) to approve a proposed amendment to the Company's Articles of Incorporation, as amended (the "Amendment"), to effectuate a proposed name change of the Company (the "Name Change") to such name as may be approved by the Board of Directors in its sole and absolute discretion; (ii) to approve a proposed Stock Option Plan for key personnel of the Company; and (iii) to ratify the prior actions by shareholders of the Company taken pursuant to the March 25, 2003 Written Consent of shareholders approving the Reverse Stock Split.

Only shareholders of record at the close of business on June 9, 2003 (the "record date") were entitled to notice of and to vote the shares of Common Stock of the Company held by them on such date at the Meeting or any and all adjournments thereof. As of the record date an aggregate 1,126,606 shares of Common Stock were outstanding. There was no other class of voting securities outstanding at that date.

Each share of Common Stock held by a shareholder entitled such shareholder to one vote on each matter that was voted upon at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present: (i) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to approve the proposed Amendment to effectuate the proposed Name Change to such name as may be approved by the Board of Directors in its sole and absolute discretion; (ii) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to approve the proposed Stock Option Plan; and (iii) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to ratify the prior actions of the shareholders taken pursuant to the March 25, 2003 Written Consent of shareholders dated March 25, 2002 approving the Reverse Stock Split.

On August 8, 2003 the Meeting of shareholders was held with the resulting votes cast either in person or proxy as follows: (i) 822,251 votes FOR approval of the Name Change and 93 votes AGAINST approval of the Name Change; (ii) 732,782 votes FOR approval of the Stock Option Plan and 126 votes AGAINST approval of the Stock Option Plan; and (iii) 822,201 votes FOR ratification of the Reverse Stock Split and 118 votes AGAINST ratification of the Reverse Stock Split.

Moreover, on August 8, 2003 the shareholders of Transax holding approximately 92.16% of the issued and outstanding shares of common stock of Transax approved the terms and conditions of the Merger Agreement and its related materials.

Stock Option Plans
On July 22, 2003, the Board of Directors of the Company unanimously approved and adopted the proposed Stock Option Plan, which was implemented by the Board of Directors on the Effective Date of the Merger. The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan stock options (each a "Stock Option") will be granted only to key personnel of the Company; generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company. The Stock Option Plan replaced the stock option plan adopted by the Company effective on March 25, 2003 and its terms are identical to such stock option plans, except that the Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company not to presently exceed 4,500,000 shares (post-Reverse Stock Split).

The Stock Option Plan is administered by the Board of Directors which shall determine: (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each Stock Option and the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of up to ten years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to presently exceed 4,500,000 shares (post-Reverse Stock Split), as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of Common Stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company at that time.

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

No Stock Options granted under the Stock Option Plan may be transferable by an optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of up to ten years and the limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the Stock Option.

The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive Stock Options one or more incentive Stock Options to purchase the number of shares of Common Stock allotted by the Board of Directors (each an "Incentive Stock Option"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be not less than fair market value of a share of Common Stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the proposed Stock Option Plan, "fair market value" of an Incentive Stock Option as of any date shall not be less than the closing price for the shares of Common Stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than up to ten years from the date of grant of the Incentive Stock Option, subject to possible earlier termination as described above.

Grant of Stock Options

In accordance with the Company's Stock Option Plan, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" registering the Stock Options and Incentive Stock Options under its Stock Option Plan in the amount of up to 4,500,000 post-Reverse Stock Split shares at various exercise prices. In accordance with receipt of shareholder approval of the Stock Option Plan, the Board of Directors is authorized, without further shareholder approval, to grant such Stock Options from time to time to acquire up to an aggregate of up to 4,500,000 shares of the Company's restricted Common Stock.

Prior to the date of this Quarterly Report the Company had been indebted to ICI, and its various assignees, in the approximate amount of $752,100, for various fees and expenses which had been incurred by ICI and its assignees on behalf of the Company pursuant to its previous consulting services arrangement and pursuant to the previous Consulting Services Agreement with the Company. ICI, and certain creditor Designates of ICI, each of whom had already performed bona fide consulting services to the Company pursuant to a certain consulting services arrangement as entered into between the Company and IMT, entered into various assignment agreements pursuant to which ICI therein assigned a portion of its Debt from the Company to such Designates in satisfaction and release of the corresponding Receivable indebtedness then due and owing by ICI to each such Designate. Subsequently, each such Designate and the Company entered into various assignment agreements pursuant to which each Designate assigned to the Company, and acknowledged its receipt as payment in full, of its respective Receivable as consideration for the corresponding exercise through IMT by such Designates of an equivalent number of Stock Options in and to the Company at an exercise price of $0.50 per share of Common Stock.

As of the date of this Quarterly Report, an aggregate of 1,206,730 Stock Options have been exercised by the Designates and the Company has issued 1,206,730 shares of its Common Stock to such Designates, in settlement of $652,071 of the aforementioned Receivable Debt. The balance of the Receivable Debt was converted by way of private placement in and to the Company pursuant to which an aggregate of 100,000 units of the Company were issued, at a subscription price of $1.00 per unit, with each unit being comprised of one share of Common Stock of the Company and one non-transferable warrant, and with each such warrant being exercisable for an additional share of Common Stock of the Company for a period of 12 months from the date of issuance.

ITEM 5. Other Information

On September 22, 2003, the Board of Directors of Company terminated the services of LaBonte & Co., Chartered Accountants ("LaBonte") as principal independent accountant for the Company. The termination of LaBonte is a result of consummation of the Merger between Transax and the Company and the subsequent decision by the Board of Directors that it would be in the best interests of the Company to effect a change in auditors to the current auditors of Transax. During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of LaBonte, there were no disagreements with LaBonte which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LaBonte, would have caused LaBonte to make reference to the subject matter of the disagreements in connection with its reports. The report of LaBonte for fiscal year ended March 31, 2003 indicated the following:

"In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated June 3, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements."

Except as described in the immediately preceding paragraph, the report of LaBonte did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

On September 22, 2003, the Board of Directors of the Company approved and authorized the engagement of Moore Stephens, P.C., and 331 Madison Avenue, New York, New York 10017-5102, as the principal independent accountant for the Company.

ITEM 6. Exhibits and Other Information on Form 8-K

Exhibits

11.1	Statement of Computation of Per Share Earnings (unaudited)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
  Report on Form 8-K filed on July 28, 2003 ; Item 5. Other Events.

  Report on Form 8-K filed on August 21, 2003; Item 1. Changes in Control of Registrant and Item 2. Acquisition of Disposition of Assets.

  Report on Form 8-K filed on September 25, 2003; Item 4. Changes in Registrant's Certifying Accountant.

  Report on Form 8-K filed on September 26, 2003; Item 8. Change in Fiscal Year.

  Report on Form 8-K filed on October 21, 2003; Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements.

Signatures
In accordance with the requirements of the Exchange Act, the registrant Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transax International Limited

Dated : November 19, 2003	By : /s/ Stephen Walters Stephen Walters, President and Chief Executive Officer
Dated : November 19, 2003	By : /s/ Nathalie Pilon Nathalie Pilon, Chief Financial Officer

EXHIBIT 11.1

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES (FORMERLY VEGA-ATLANTIC CORPORATION) [A DEVELOPMENT STAGE COMPANY] STATEMENT OF COMPUTATION OF PER SHARE EARNINGS [UNAUDITED] Table of Contents

	For the three months ended September 30,		For the nine months ended September 30,
	2003(A)	2002(A)	2003(A)	2002(A)
BASIC: Average shares outstanding	12,955,830	12,472,908	12,635,651	12,472,908
Net loss applicable to Common Shares	$(695,391)	$(646,311)	$(1,733,818)	$(1,153,567)
	___________	___________	___________	___________
Per share amount	$(0.05)	$(0.05)	$(0.14)	$(0.09)
	___________	___________	___________	___________
FULLY DILUTED: Average shares outstanding disregarding dilutive outstanding stock options and warrant conversion of debenture for each year	12,955,927	12,473,062	12,635,785	12,473,062
Convertible loans	1,794,524	-	1,794,524	-
Dilutive stock options and warrants, based on the treasury stock method using the average market price	2,724,271	-	908,090	-
	___________	___________	___________	___________
Shares outstanding	17,474,722	12,473,062	15,338,399	12,473,062
Net loss	$(695,391)	$(646,311)	$(1,733,818)	$(1,153,567)
Interest on convertible loan	$27,436	-	$27,436	-
	___________	___________	___________	___________
Net loss for fully diluted calculation	$(667,956)	$(646,311)	$(1,706,382)	$(1,153,567)
Per share amount	$(0.04)	$(0.05)	$(0.11)	$(0.09)
	___________	___________	___________	___________

Note A: the fully-diluted calculation is submitted in accordance with Regulation S-K, Item 601 (b)(11), although it is contrary to paragraph 13 of Statement of Financial Accounting Standards No.128 because it produces an anti-dilutive result.

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Stephen Walters, certify that:
  I have reviewed this quarterly report on Form 10-QSB of Transax International Limited;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : November 19, 2003	By: /s/ Stephen Walters Stephen Walters, President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Nathalie Pilon, certify that:
  I have reviewed this quarterly report on Form 10-QSB of Transax International Limited;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : November 19, 2003	By: /s/ Nathalie Pilon Nathalie Pilon, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Transax International limited (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephen Walters, Chief Executive Officer of the Company, and Nathalie Pilon, Chief Financial Officer of the Company, each certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the Untied States Code, that:
  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated : November 19, 2003	By: /s/ Stephen Walters Stephen Walters, President and Chief Executive Officer
Dated : November 19, 2003	By: /s/ Nathalie Pilon Nathalie Pilon, Chief Financial Officer