Form 10KSB
period 2003-12-31
TRANSAX INTERNATIONAL LTD
filed 2004-04-14
CIK 1097896

Table of Contents U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

(Mark One)
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from January 1, 2003 to December 31, 2003.

Commission file number 0-27845

TRANSAX INTERNATIONAL LIMITED
-----------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

COLORADO ------------------------ (State or other jurisdiction of incorporation of organization)	84-1304106 --------------------- (I.R.S. Employer Identification No.)
7545 Irvine Center Drive, Suite 200
Irvine, CA, 92618
--------------------------------------------
(Address of Principal Executive Offices)

(949) 623-8316
-------------------------
(Issuer's telephone number)

N/A
-------------------------
(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None
-------------------------
(Title of class)

Securities registered pursuant to Section 12(g) of the Exchange Act :

Common Stock, Par Value $0.001
---------------------------------------
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X ----	No	----

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its more recent fiscal year ended
December 31, 2003: $309,589.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 29, 2004: $786,895.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class -------------------	Outstanding as of March 31, 2004 ----------------------------------------------
Common Stock, $.001 par value	15,303,217

Back to 10-KSB Title Page

PART I
ITEM 1 : Description of Business
Business History and Development
Current Business Operations
Employees
Risk Factors
Transfer Agent
ITEM 2 : Description of Properties

ITEM 3 : Legal Proceedings

ITEM 4 : Submission of Matters to a Vote of Securities Holders
Information Statement
Proxy Statement
PART II
ITEM 5 : Market for Common Equity and Related Stockholders Matters
Market Information
Securities Authorized for Issuance under Equity Compensation Plans
Recent Sales of Unregistered Securities and Changes in Control of the Company
ITEM 6 : Management's Discussion and Analysis or Plan of Operation
Results of Operations
Liquidity and Capital Resources
Plan of Operations
Service Agreements
Off-Balance Sheet Arrangements
ITEM 7 : Financial Statements (Index)
Index to Financial Statements
ITEM 8 : Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

ITEM 8a : Controls and Procedures

PART III
ITEM 9 : Directors, Executive Officers, promoters and control persons; Compliance with 16(a) of the Exchange Act
Identification of Directors and Executive Officers
Biographies of Officers and Directors
Involvement in Certain Legal Proceedings
Audit Committee
Audit Committee Financial Expert
Compliance with Section 16(a) of the Exchange Act
ITEM 10 : Executive Compensation
Compensation of Officers and Directors
Stock Option Plan
ITEM 11 : Security Ownership of Certain Beneficial Owners and Management

ITEM 12 : Certain Relationships and Related Transactions
Management Contracts
Indemnification Provisions
ITEM 13 : Exhibits and Reports on Form 8-K
Audit Fees
Financial Information Systems Design and Implementation Fees
All Other Fees
ITEM 14 : Controls and Procedures

SIGNATURES

Exhibit 2.1 - Merger Agreement

Exhibit 10.1 - Stock Option Plan

Exhibit 11.1 - Statement of Computation of Per Share Earnings

Exhibit 99.1 - Certification of Chief Executive Officer

Exhibit 99.2 - Certification of Chief Financial Officer

Exhibit 99.3 - Certification Pursuant to Securities Exchange Act of 1934

FORWARD LOOKING STATEMENTS

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

Available Information

Transax International Limited files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

Item 1. Description of Business

Business History and Development

Transax International Limited, a Colorado corporation (the “Company”), currently trades on the OTC Bulletin Board under the symbol "TNSX"”. Transax International Limited is referred to in this Form 10-KSB as the "Company".

The Company was incorporated under the laws of the State of Colorado in 1999 under the name “Vega-Atlantic Corporation”. Previously, the Company was engaged in the business of minerals and oil and gas exploration, acquisition and development within the United States and worldwide. During August 2003, the Company completed the acquisition of Transax Limited, a Colorado private corporation (“Transax Limited”), pursuant to a reverse merger and changed its name to “Transax International Limited” by filing an amendment to its articles of incorporation.

As of the date of this Annual Report, the Company, through its wholly-owned subsidiary TDS Telecommunication Data Systems LTDA. (“TDS”) is an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the “Health Information Management Products”).

TDS Telecommunication Data Systems LTDA

TDS Telecommunication Data Systems LTDA (“TDS”) was incorporated under the laws of Brazil on May 2, 1998, and is a wholly-owned subsidiary of the Company. As of the date of this Annual Report, TDS assists the Company in providing information network solutions, products and services within Brazil.

Transax Australia Pty Ltd.

Transax Australia Pty Ltd. (“Transax Australia”) was incorporated under the laws of the state of New South Wales, Australia on January 19, 2003, and is a wholly-owned subsidiary of the Company. As of the date of this Annual Report, Transax Australia assists the Company in seeking marketing opportunities to provide information network solutions, products and services within Australia and regionally.

Medlink Technologies Inc.

Medlink Technologies, Inc. (“Medlink”) was incorporated under the laws of Mauritius on January 17, 2003, and is a wholly-owned subsidiary of the Company. As of the date of this Annual Report, Medlink holds the intellectual property developed by the Company and is responsible for initiating research and development.

Current Business Operations

As of the date of this Annual Report, the Company, through TDS, is an international provider of health information management products (collectively, the “Health Information Management Products”), as described below, which are specifically designed for the healthcare providers and health insurance companies. The Company is dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record managements processes.

The strategic focus of the Company is to become a premier international provider of health information management network solutions for the healthcare providers and health insurance companies, enabling the real time automation of routine patient transactions. Management of the Company believes that the Company’s unique combination of complimentary solutions is designed to significantly improve the business of healthcare. The Company’s Health Information Management Products and software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care.

MedLink Products

The Health Information Management Products and software solutions, including the MedLink Solution, fall into four main areas: (i) compliance management; (ii) coding and reimbursement management; (iii) abstracting; and (iv) record management.

Management of the Company believes that hospitals and other healthcare providers must implement comprehensive coding and compliance programs in order to minimize payer submission errors and assure the receipt of anticipated revenues. Management believes that an effective program should include clear, defined guidelines and procedures, which combined with the Company’s Health Information Management Products, will enhance an organization’s system and effectively increase revenues and reduce costs. The Company’s Health Information Management Products will include compliance management and coding and reimbursement products and software, which are designed to conduct automated prospective and retrospective reviews of all in-patient and out-patient claims data. Management tools include internally designed targets aimed to provide data quality, coding accuracy and appropriate reimbursement. These tools work in conjunction with an organization’s coding and billing compliance program to (i) identify claims with potential errors prior to billing; (ii) screen professional fees and services; and (iii) identify patterns in coding and physician documentation. Results of the auditing and monitoring activities are represented in executive reports summarizing clinical and financial results as well as detailed reports providing information needed to target specific areas for review. Billing practices for health care services are under close scrutiny by governmental agencies as high-risk areas for Medicare fraud and abuse. Management of the Company believes that the Health Information Management Products will increase an organization’s progress in reducing improper payments and ensuring that medical record documentation support services are provided.

The Health Information Management Products are also designed to include abstracting solutions, which enable healthcare facilities to accurately collect and report patient demographic and clinical information. Management of the Company believes that the Health Information Management Products will provide the organization with the ability to calculate in-patient and out-patient hospital reimbursements and customize data fields needed for state, federal or foreign governmental regulatory requirements. Standard and custom reports will provide the customer with the ability to generate facility-specific statistical reporting used for benchmarking, outcomes and performance improvement, marketing and planning. Management of the Company believes that the Health Information Management Products will further provide healthcare organizations the flexibility to customize abstracting workflow to meet data collection reporting and analysis needs. The Health Information Management Products will provide the organization with the ability to customize workflow by creating fields and rules and designing screen navigation.

Management of the Company also believes that the Health Information Management Products will provide record management, which will automate the record tracking and location functions, monitor record completeness and facilitate the release of information process within health information management departments. The Health Information Management Products will assist healthcare organizations in properly completing records pursuant to state, federal, foreign governmental and medical staff requirements. The management tools are designed to monitor a facility’s adherence to patient privacy, disclosure and patient bill of rights requirements, if applicable.

MedLink Solution

The Company has developed a proprietary software trademarked (Brazil only) “MedLink Solution”, which was specifically designed and developed for the healthcare and health insurance industry enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that are currently performed manually (the “MedLink Solution”). A transaction fee is charged to the insurer for use of the MedLink Solution.
The MedLink Solution hosts its own network processing system (the “Total Connectivity Solution”), whereby the Company is able to provide an insurer with the ability to cost effectively process all of the transactions generated regardless of location or method of generation. Management of the Company believes that the MedLink Solution solves technological and communication problems within the healthcare systems by creating a virtual “paperless office” for the insurer and total connectivity, regardless of method, for the health provider. The MedLink Solution replaces manual medical claims systems and provides insurance companies and healthcare providers significant savings through a substantial reduction in operational costs. The MedLink Solution allows users to collect, authorize and process transaction information in real-time for applications including, but not limited to, patient and provider eligibility verification, procedure authorization and claims and debit processing. Participants of the MedLink Solution include private health insurance companies, group medical companies, and healthcare providers.

As of the date of this annual report the Company has installed approximately 1,900 solutions into healthcare provider locations throughout Brazil and plans to install up to a further 10,000 solutions during fiscal 2004. “Item 1. Description of Business – Material Agreements.”

MedLink Solution Architecture and Design

Management of the Company believes that the MedLink Solution is the total connectivity system that will allow hospitals, clinics, medical specialists and other healthcare providers to easily capture, route, and authorize medical, hospital, and dental claims in “real time”. The MedLink Solution will address pre-existing technological and communication problems by creating a universal virtual link between the insurer and the care provider.

The MedLink Solution’s architecture and design is as follows:

  Seven capture methods;
  A network processor;
  An authorizer.

Capture Methods

The MedLink Solution is tailored to the specific care provider's environment and needs usage based upon its technological resources, physical installation and volume of claims.

The MedLink Solution offers seven different methods to capture data. The health care provider can select which of these seven methods best suit its operational needs and technological abilities. Regardless of the capture method chosen, transactions are seamless and efficient. The MedLink Solution’s capture methods are:

  MedLink Solution POS Terminal;
  MedLink Solution Phone;
  MedLink Solution PC Windows
  MedLink Solution PC Net
  MedLink Solution Server Labs
  MedLink Solution Server Hospitals
  MedLink Solution Web

Network Processor

The MedLink Solution network processor routes the transactions captured by the MedLink Solution (the “Network Processor”) to the authorization system of the healthcare plan (the “Authorization System”). For example, in Brazil this process is carried out either using Embratel's Renpac service or the Internet. The Network Processor offers uninterrupted 24-hour, seven days a week operation and service.

The Network Processor is secured from the Renpac and Internet communication channels to the communication channels with the Authorization System , passing through the elements of local network, processors and unities of storage of data. It is implemented on a RAID5 disk array architecture.

Authorization System

The Authorization System's software is composed of a control module and a group of storage procedures that validate the specific rules of the health plan or insurer. It is responsible for:

  Receiving and decoding the messages sent by the Network Processor, containing the solicitations of the MedLink Solution installed at the provider;
  Identification of the kind of the message (claim, refund, settlement, etc) and of the service provider;
  Validation or denial of the transaction;
  Updating the historical database of the claims;
  Replying to the request by sending a message to the Network Processor.

Product Target Market Strategy

Market Strategy

The Company’s key marketing strategy is to position the Company as a market leader in providing total information management network processing solutions for the healthcare industry worldwide. Management of the Company believes that its Health Information Management Products encompass a variety of solutions for healthcare provider locations, a complete network processing service for the health insurance companies, and in-house software and systems development to address specific and unique customer requirements, and the ability to operate the systems through a variety of communication methods.

The promotional and marketing strategy is based on creating a proactive “push pull” effect on the demand for the Health Information Management Products and services within the healthcare industry. The Company has been focusing on the promotion and marketing of its products to the Brazilian healthcare providers and insurance companies by demonstrating: (i) the benefits of the MedLink Solution application and services; (ii) real-time cash visibility; (iii) nominal to no capital investment; (iv) the established Network Processor facility; (v) custom software development support; and (vi) option of immediate payment of outstanding claims.

Management of the Company believes that this commonly used marketing and promotional model will be suitable and used for initial market penetration. However, international marketing and promotional strategies will be developed and adapted on a country-to-country basis to meet different market environments and governmental requirements, build business and political relationships, and obtain domestic media exposure and high visibility within the local healthcare industry to establish credibility.

The Company has identified two initial target markets for its products. They are: (i) healthcare providers, such as physicians, clinics, hospitals, laboratories, diagnosis centers, emergency centers, etc.; and (ii) health insurance and group medicine companies.

As of the date of this Annual Report, the Company has been successfully short-listed by the Australian Federal Government through its Health Insurance Commission (the “HIC”), to supply an authorization and eligibility solution for the Australian health insurance market. Management of the Company is currently engaged in negotiations with the HIC regarding the sale and purchase of its Health Information Management products for use in Australia’s health insurance reimbursement system. On January 19, 2003, the Company established a wholly-owned subsidiary, Transax Australia Pty Ltd (“Transax Australia”), to seek additional opportunities within Australia.

As of the date of this Annual Report, the Company is currently focused primarily on the marketing and sale of its Health Information Management products in Brazil. Management of the Company believes that there is a significant global market opportunity for its Healthcare Information Management Products and services and software technology. As of the date of this Annual Report, the Company has entered into discussions with a number of groups within the United States, Australia and New Zealand with regard to potential joint venture relationships and licensing arrangements regarding its Health Information Management Products.

Strategic Alliances

The Company has developed key strategic alliances with the following technology providers to support the MedLink Solution’s unique system architecture and design. Management of the Company believes that the establishment of these strategic alliances have given the Company a significant competitive advantage in Brazil.

GENS Information – PMS/ASP

On February 19, 2001, the Company and GENS Information (“GENS”), entered into an operating agreement (the “GENS Operating Agreement”). Pursuant to the terms and provisions of the GENS Operating Agreement: (i) GENS will provide to the Company a basic product called “Personal Med”, which is a Windows client-server application, running with Delphi front-end and Paradox and Oracle DB; and (ii) the Company will incorporate the MedLink Solution transaction services within the Personal Med allowing for its users to use the MedLink Solution services from within their PMS.

Management of the Company believes that GENS is the leading Brazilian developer of practice management software with over 50% of the market share. Personal Med is the name of GENS basic product, with some thirty variations according to doctor’s specialization. The variations are designed around specific exams data to be acquired and stored in each medical specialization.

Management of the Company estimates that current installed basis is approximately 10,600 copies sold directly to doctors, plus approximately 500 copies sold to corporations. Management of the Company believes that Gens has approximately 50% of the Brazilian market in practice management systems. The current structure sells an average of 200 copies a month, plus special events.

As of the date of this Annual Report, GENS is implementing versions to its Personal Med based on SQL server, and is further developing a web enabled version, which will allow doctors to select patients they want to have access through the InternetWeb, and a tool to access the database of each patient for this centralized base. GENS is also iimplementing access to doctor’s agenda and some direct news to be directed to Internet enabled doctors.

Vidalink – Drug Management

On August 29, 2001, the Company and Vidalink entered into an operational agreement (the “Vidalink Operational Agreement”), to allow the Vidalink Health Portal access to the MedLink Solution connectivity services, creating the first authorization and claims processing Internet service in Brazil. The Vidalink Health Portal offers doctors, the most extensive set of information on pathologies and medication practices, with complete drug interaction analysis and alert functionality. It offers also extensive continuous education programs, with selection of doctor’s areas of interest and automatic issuing news on selected subjects.

Pursuant to the terms and provisions of the Vidalink Operational Agreement, the MedLink Solution connectivity capabilities will be added to the Vidalink Health Portal, which will give the MedLink Solution access to Vidalink’s drug management services and Internet content, thus creating a synergic relationship between the two portals and allow doctors access to each portal reaching a much broader range of services.

Vidalink is a health portal focused in offering the premier drug management service package in Latin America, with operations in Mexico and Brazil. Through Vidalink, health plans have access to drug discount programs, as well as an extensive drug usage management service, capable of monitoring consumption of specific drugs by patients.

Management of the Company believes that the Vidalink programs are supported by agreements with approximately twenty-two of the largest pharmaceutical industries in Brazil, offering discount packages for drugs covering over 85% of total chronic diseases. Management of the Company further believes that Vidalink also offers a drug delivery scheme from an extensive network of pharmacies reaching over 5000 points of presence nationwide.

Mosaic Software, Inc – Network Processor System

On November 25, 2003, the Company and Mosaic entered into supplier agreement (the “Mosaic Supplier Agreement”). to develop the Network Processor software package, known as the “Postillion”, for use in the MedLink Solution.

Management of the Company believes that Mosaic is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC’s) and Windows NT software. Management believes the Position software is the best cost /effect solution for this kind of system, and has just been selected by Calypso, the new ATM being deployed in United States, as the chosen platform.

Hypercom Corporation

On December 1, 2003, the Company and Hypercom Inc., a publicly traded multinational company ("Hypercom"), entered into a servicing agreement (the "Hypercom Service Agreement"). Pursuant to the terms and provisions of the Hypercom Service Agreement Hypercom would provide leasing arrangements for POS (Point of Sale) terminals in Brazil. The company subsequently entered into lease for 255 POS units.

On April 30th 2002, the Company and Netset a wholly owned subsidiary of Hypercom based in Brazil entered into a service agreement whereby Netset will (i) provide to the Company installation, servicing, training, customer service and technical support (Call Center) for its terminal network in Brazil; and (ii) allow the Company to use the entire Hypercom structure to serve its clients.

Management of the Company believes that Hypercom has operations in more than 100 countries, annual revenues of more than US$400 million, and has been in the Electronic Funds Transfer (EFT) and Communication Networks markets since 1977.

Management further believes that recent data indicates Hypercom is increasingly positioning itself as the world leader in POS terminals, and may be leader in the market of financial transactions.

SchlumbergerSema

On May 5, 2003, the Company and SchlumbergerSema (“Schlumberger”) entered into an agreement (the “Schlumberger Agreement”), pursuant to which Schlumberger will allow the Company to implement its MedLink Solution into the first medical smart card in Brazil for over 350,000 employees of Petrobras (the Brazil state oil corporation)
Management of the Company believes that Schlumberger has twenty years of innovation experience in the intelligent smart cards market and is a world leader in providing financial cards, with more than 1,000,000 terminals installed in over sixty countries. Management further believes that Schlumberger is the world’s second largest provider of smart cards after the takeover of Sema in 2000.

The Company’s strategic alliance with Schlumberger covers the following components: (i) capture devices, which consist of a combination of capture application hardware and software capable of identifying and handling pre-defined services entries, to be rerouted by means of electronic transactions to an authorizer system; (ii) rerouting, which is the development of a hardware and software structure for performing services of collecting electronic transactions at one service point (a service provider), where there is a capture device, with the rerouting of the transaction to a service authorization system, and the following return of the authorization’s result to the capture device; and (iii) authorization system, which is comprised of a hardware structure and application software, for creating parameters for the business regulations, tables and insured registries, providers and histories, and is responsible for handling the transactions received from the collection network, in reference to services, their analyses, release or negative, and for sending the corresponding response to the registered provider, in the form of a message.

Research and Development Agreements

The Company’s research and development department is responsible for the definition, design and implementation of the products associated with the Company.

This comprises three main areas of activity: research of electronic transaction product trends both in Brazil and around the world as it applies to the Healthcare industry, definition of products and services required for MedLink Solution services and implementation of the hardware and software products to support MedLink Solution services.

Products to be offered by MedLink iSolution nvolves interactive discussions with the marketing and sales team in order to identify the market needs, costs and timing to introduce such products and solutions.

The Company has entered into agreements with Hypercom and Dione PLC, of the United Kingdom, to utilize their terminals for the MedLink Solution. The Company is also currently negotiating with Helett Packard (HP) for the supply of PC’s and services to be used by doctors’ clinics and labs and with Alteer for the introduction of practice management software.

Material Agreements

Merger Agreement

The Board of Directors of the Company, at a special meeting, approved the execution of an agreement in principle dated June 19, 2003 and a subsequent merger agreement and its ancillary documents dated July 22, 2003 (collectively, the “Merger Agreement”) among the Company, Vega-Atlantic Acquisition Corporation, the Company’s wholly-owned subsidiary (“Vega-Atlantic”), Transax Limited, a Colorado corporation (“Transax”), and certain selling shareholders of Transax. The Merger Agreement and the Company’s acquisition of Transax by way of merger was completed effective as of August 14, 2003 (the “Effective Date”).

In accordance with the completion of the terms and conditions of the Merger Agreement: (i) Vega-Atlantic merged with Transax (the “Merger”) so that Transax became the surviving company and a wholly-owned subsidiary of the Company and, correspondingly, the shareholders, warrantholders and optionholders of Transax became shareholders, warrantholders and optionholders of the Company; (ii) the Company’s business operations became that of Transax, primarily consisting of the development, acquisition, provider and marketing of information network solutions for healthcare providers and health insurance companies world-wide; (iii) the Company changed its name to "Transax International Limited" and its trading symbol; and (iv) the Company adopted and implemented a “Stock Option Plan” for key personnel of the Company.

Pursuant to the terms and conditions of the Merger Agreement and a corresponding contribution agreement, as entered into between the Company and Vega-Atlantic, on the Effective Date (i) the Company contributed to Vega-Atlantic 11,066,207 shares of its restricted common stock (the “Common Stock”) and 4,500,000 stock options and 4,100,000 share purchase warrants to acquire any equivalent number of shares of Common Stock of the Company; (ii) Vega-Atlantic exchanged therefore with all Transax shareholders an aggregate of 11,066,207 shares of the Company’s restricted Common Stock (on the basis of each two Transax shares of common stock exchanged into one share of Common Stock of the Company); (iii) Vega-Atlantic exchanged therefore with all Transax optionholders an aggregate of 4,500,000 stock options to acquire up to 4,500,000 shares of the Company’s Common Stock to replace all stock options then outstanding in Transax (on the basis of each two Transax stock options exchanged into one stock option of the Company); and (iv) Vega-Atlantic exchanged therefore with all Transax warrantholders an aggregate of 4,100,000 share purchase warrants to acquire up to a further 4,100,000 shares of the Company’s Common Stock to replace all share purchase warrants then outstanding in Transax (on the basis of each two Transax share purchase warrants exchanged into one share purchase warrant of the Company).

Interim Secured and Convertible Loan Agreement

As a condition to entering into and in accordance with the Merger Agreement, the Company agreed to use its commercially reasonable efforts to advance to Transax the aggregate principal sum of up to $250,000 (collectively, the “Principal Sum”) within five (5) business days of raising of a minimum of $250,000. As of the date of this Annual Report, the Company has received no funding.

TDS License Agreement

Golden Cross

On August 9, 2002, TDS and Golden Cross, one of Brazil’s largest health insurance companies (“Golden Cross”) entered into an agreement (the “Golden Cross Agreement”). Pursuant to the terms and conditions of the Golden Cross Agreement, the Company has committed to supply to Golden Cross a total of 1,500 installations consisting of more than 500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. Additional installations (principally IVR) are planned following the first phase roll out, which management anticipates to begin in the second quarter of 2004. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. As of the date of this Annual Report, the Company has approximately 1,750 Medlink Solutions in Golden Cross Provider’s locations. During the month of March 2004, the Company processed 174,000 transactions for Golden Cross.

Camed

On October 17, 2002, TDS and Camed, a self-insured company based in northern Brazil (“Camed”), entered into an agreement (the “Camed Agreement”) pursuant to which the Company installed MedLink Solution POS terminals for pilot testing, which was completed during first quarter 2003. As of the date of this Annual Report, more then 5,000 installations are scheduled to complete the roll out consisting of 250 MedLink Solution POS terminals and 4,800 IVR Phone. The Camed Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare providers. As of the date of this report the Company has approximately 200 Medlink Solutions in Camed providers’ locations. During the month of March 2004, the Company processed 18,000 transactions for Camed.

Bradesco Health

On October 17, 2002 TDS and Bradesco Insurance (“Bradesco”), Brazil’s largest health insurance company, entered into an agreement for the provision of a four month pilot program contract for the testing of its “Medlink” Solution. Subsequently, in February 2003, the pilot program was extended for a further six months at the request of Bradesco. On October 1, 2003 Bradesco and the Company entered into a contract pursuant to which the Company would undertake and install its “Medlink” Solution into the Bradesco healthcare provider’s network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live during March 2004. Current roll out plans indicate that the Company will install up to 5,000 solutions into the Bradesco provider’s network during 2004 in order to achieve Bradesco’s initial target of 1,000,000 transactions per month.

Competition

The information network solutions market for the healthcare providers and health insurance companies is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large technology companies, such as IBM< siemens and EDS, as well as several specialized healthcare information management companies, are developing various products and services. There may be products on the market that do or will compete directly with the products and services that the Company is seeking to develop. These companies may also compete with the Company in recruiting qualified personnel. Many of the Company’s potential competitors have substantially greater financial, research and development, human and other resources than the Company does. Furthermore, the larger companies may have significantly more experience than the Company does in developing such products and services. Such competitors may: (i) develop more efficient and effective products and services; (ii) obtain patent protection or intellectual property rights that may limit the Company’s ability to commercialize its products or services; or (iii) commercialize products and services earlier than the Company does.

Management of the Company expects technology developments in the healthcare information management and technology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of the Company’s potential products or services obsolete or non-competitive, which could materially harm the Company’s business and financial condition.

Management believes that the following Brazilian companies, which have developed or are developing various types of similar products or services, could be major competitors of the Company: (i) Polimed, which offers two modalities for the authorization software; (ii) Connectmed, which offers Internet connectivity services; and (iii) Salutia, which offers a connectivity system with software to be installed and integrated to the management systems, similar to the Company’s MedLink Solution Web and MedLink Solution Server and related technologies.

Management of the Company believes, however, that its Health Management information Products and related services and solutions for the healthcare providers and health insurance companies represent an unique approach and has certain competitive advantages as follows:

  the MedLink Solution significantly reduces medical administrative procedures and costs through connecting in real time individual healthcare provider locations to health insurance companies;
  irrespective of the choice of connectivity or the method of transmission, MedLink provides a secure and reliable service where healthcare providers can automatically verify patient eligibility, receive authorization for the performance of approved medical procedures and process a paperless claim electronically with each insurance provider it interacts with, provided they are subscribed to the network;
  once connected to the network, MedLink Solution provides numerous benefits to doctors and private health insurance companies including the automation of their paper-based clerical duties; and
  by using MedLink Solution, many of these cumbersome tasks can be processed electronically in seconds, virtually eliminating processing costs, paperwork, and the high risks associated with fraud.

Government Regulation

As of the date of this Annual Report, none of the Company’s software products or services are regulated by the U.S. Department of Health. However, there is substantial state and federal regulation of the confidentiality of patient medical records and the circumstances under which such records may be used, disclosed to or processed by the Company as a consequence of the Company’s contacts with various healthcare providers and health insurance companies. Although compliance with these laws and regulations is presently the principal responsibility of covered entities, including hospitals, physicians or other healthcare providers, regulations governing patient confidentiality rights are rapidly evolving. Additional federal and state legislation governing the dissemination of medical record information may be adopted which could have a material affect on the Company’s business. Those laws, including HIPAA and ICD 10 implementation, may significantly affect the Company’s future business and materially impacts the Company’s product and service development, revenue and working capital. During the past several years, the healthcare industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. The Company is unable to predict what, if any, changes will occur as a result of such regulation.

Intellectual Property, Patents and Trademarks

Patents and other proprietary rights are vital to the business operations of the Company. The Company's policy is to seek appropriate copyright and patent protection both in the United States and abroad for its proprietary technologies and products. Pursuant to the TDS License Agreement, the Company acquired the license to certain intellectual property as follows:

  ‘Medlink” registered trade name in Brazil Registration number 820986160 filed on August 17, 1998 with INPI Brazil;
  Source code for all of the Medlink Solutions, source nodes and Network processor source code.

The Company has initiated copyright protection of its products in the United States using appropriate intellectual property counsel. The Company intends to apply for a process patent in the near future.

Employees

The Company’s Brazilian subsidiary, TDS, employs approximately 40 staff and contract personnel.

As of the date of this Annual Report, the Company does not employ management on a full-time or on a part-time basis. The Company's President/Chief Executive Officer and Chief Financial Officer are is primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and verbal management contracts. As the need arises and funds become available, however, management may seek employees as necessary in the best interests of the Company. For a discussion of the services performed for the Company by its officers and/or directors and consultants pursuant to contractual relationships, see "Part III. Item 10. Executive Compensation” and “Part III. Item 12. Certain Relationships and Related Transactions”.

Risk Factors

The shares of the Company are highly speculative and involve an extremely high degree of risk. Shareholders of the Company should consider the following risk factors.

- Rapid Development Changes

The healthcare information management and technology market is highly fragmented and characterized by on-going technological developments, evolving industry standards and rapid changes in customer requirements. The Company’s success depends on its ability to timely and effectively: (i) offer a broad range of software products; (ii) enhance existing products and expand product offerings; (iii) respond promptly to new customer requirements and industry standards; (iv) remain compatible with popular operating systems and develop products that are compatible with the new or otherwise emerging operating systems; and (v) develop new interfaces with healthcare provider organizations to fully integrate the Company’s products and services in order to maximize features and functionality. The Company’s performance depends in large part on its ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to existing products. The Company may not successfully, or in a timely manner, develop, acquire, integrate, introduce or market new products or product enhancements. Product enhancements or new products developed by the Company may not meet the requirements of hospital or other healthcare providers or health insurance companies or achieve or sustain market acceptance. The Company’s failure to either estimate accurately the resources and related expenses required for a project, or to complete its contractual obligations in a manner consistent with the project plan upon which a contract is based, could have a material adverse effect on the Company’s business, financial condition, and results of operations. In addition, the Company’s failure to meet a customer’s expectations in the performance of its services and products could damage the Company’s reputation and adversely affect its ability to attract new business.

- Failure to Accurately Assess, Process or Collect Healthcare Claims or Administer Contracts Could Subject the Company to Costly Litigation and Force the Company to Make Costly Changes to Products.

It is anticipated that some of the Company’s products and services will be used in the payment, collection, coding and billing of healthcare claims and the administration of managed care contracts. If the Company’s products and services fail to accurately assess, possess or collect these claims, customers could file claims against the Company. As of the date of this Annual Report, the Company does not carry insurance coverage to cover such claims or, if it does carry such insurance coverage in the future, such insurance coverage may not be adequate to cover such claims. A successful claim that is not covered by or is in excess of insurance coverage could adversely affect the Company’s business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase insurance premiums such that appropriate insurance cannot be found at commercially reasonable rates. Furthermore, if the Company was found liable, the Company may have to significantly alter one or more of its products, possibly resulting in additional unanticipated research and development expenses.

- Nature of Products Makes Company Vulnerable to Undetected Errors That Could Reduce Revenues, Market Share or Demand.

Health Information Management Products may contain errors or failures, especially when initially introduced on when new versions are released. Although the Company conducts extensive testing of its products and services, software errors could be discovered in certain enhancements and products after their introduction. Despite such testing by the Company and by its current and potential customers, products under development, enhancements or shipped products may contain errors or performance failures resulting in, among other things: (i) loss of customers and revenue; (ii) delay in market acceptance; (iii) diversion of resources; (iv) damage to the Company’s reputation; or (v) increased service costs. Any of these consequences could have a material adverse effect on the Company’s business, financial condition and results of operations.

- The Company may be Required to Make Substantial Changes to its Products if They Become Subject to Governmental Regulation.

As of the date of this Annual Report, none of the Company’s Health Information Management Products are subject to regulation by the United States’ federal government. Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the US Department of Health. In the future, however, the US Department of Health could determine that some of the Company’s products (because of their predictive aspects) may be clinical decision tools and subject them to regulation. Compliance with US Department of Health regulations such as HIPPA could be burdensome, time consuming and expensive. Other new laws and regulations affecting healthcare software development and marketing could also be enacted in the future. If so, it is possible that the Company’s costs and the length of time for product development and marketing could increase and that other unforeseeable consequences could arise.

-Government Regulation of Confidentiality of Patient Health Information Could Result in Required Product Modifications.

There is substantial U.S. federal and state and foreign regulation of confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to or processed by the Company as a consequence of any contracts with various health care providers or insurance companies. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. Changes may be made which would require the Company to change its products and systems and methods which could require significant expenditures of capital and decrease future business prospects. Additional federal and state legislation governing the dissemination of individually identifiable information have been proposed in the United States and may be adopted, which may also significantly affect the Company’s business.

- Government Regulation of Healthcare Information Delivery Systems May Affect Healthcare Providers’ Decisions.

During the past several years, the healthcare industry within the United States and other countries has been subject to changing political, economic and regulatory influences and to increasing levels of governmental regulation. Certain proposals to reform the U.S. heathcare systems have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for any of the Company’s customers within the United States that could have a negative impact on the Company’s business, financial condition and results of operations. However, the U.S. federal government recently mandated the use of electronic transmissions for large Medicare providers, which may positively affect the marketability of the Company’s products in the U.S. The Company is unable to predict what, if any, changes will occur.

Changes in current healthcare financing, reimbursement systems and procurement practices could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. A portion of the Company’s revenues is expected to be derived from sales of its Health Information Management Products to hospitals in the United States. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of potential purchasers of the Company’s Health Information Management Products and adversely affect the Company’s business. In addition, the decision to purchase such products generally involves a committee approval. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of the Company’s potential customers.

- There are Political and Economic Risks in Foreign Marketplaces.

As of the date of this Annual Report, the Health Information Management Products are sold by the Company principally in Brazil. The Company intends to enter the global marketplace which includes, but is not limited to, the marketplaces within the United States, Australia, South America and Europe. During fiscal year ended December 31, 2003, international sales accounted for 100% of the Company’s total revenue. As a result, the Company faces certain risks associated with international sales. International sales may be subject to political, economic, legal and other uncertainties occurring within these countries. Changes in policies by the respective governments may result in changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on imports and sources of supply, import duties, corruption, economic reforms, and currency revaluation, all of which may materially and adversely affect the Company. The continuation or increase of any such disparities could affect the political and social stability of the country, and thus the operations of the Company. Moreover, there can be no assurance that future controversies will not arise which would threaten trade relations between the United States and the respective country. In any of such eventualities, the business of the Company could be adversely affected.

- The Company May Face Scrutiny From Governmental Agencies.

As a result of the rising healthcare costs, U.S. federal and state governments and foreign governments have placed an increased emphasis on detecting and eliminating fraud and abuse in healthcare programs. Numerous laws and regulations now exist within the U.S. and other foreign countries to prevent fraudulent or abusive billing, to protect patients’ privacy rights, and to ensure patients’ access to healthcare. Violation of the laws or regulations governing the Company’s operations could result in the imposition of civil or criminal penalties, including temporary or permanent exclusion from participation in government healthcare programs, such as Medicare and Medicaid in the U.S., the cancellation of any contracts with the Company to provide managed care services, and the suspension or revocation of any of the Company’s governmental licenses. The Company intends to conduct routine internal audits in an effort to ensure compliance with all applicable laws and regulations. If errors, discrepancies or violations of laws are discovered in the course of these internal audits or otherwise, the Company may be required by law to disclose the relevant facts, once known, to the appropriate authorities.

- The Company May Experience Price Reduction, Reduced Gross Margins and Loss of Market Share if the Company is Unable to Successfully Compete.

Competition for the Company’s products and services is intense and is expected to increase. Increased competition could result in reductions in the Company’s prices, gross margins and market share, and could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company competes with other providers of healthcare information software and services, as well as healthcare consulting firms. Come competitors may have formed business alliances with other competitors that may affect the Company’s ability to work with some potential customers. In addition, if some of the Company’s competitors merge, a stronger competitor may emerge. Some principal competitors include: Polimed, Connectmed and Salutia, major software information systems companies, including those specializing in the healthcare industry, may not presently offer competing products but may in the future enter the Company’s market. Many of the Company’s competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than the Company’s has. Many of these competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, our competitors may be unable to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry. These competitors may be in a position to devote greater resources to the development, promotion and sale of their products than the Company can. The Company may not be able to compete successfully against current and future competitors, and such competitive pressures could materially adversely affect the Company’s business, financial condition and operating results.

- The Inability to Protect Intellectual Property Could Lead to Unauthorized Use of the Company’s Products.

The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure, non-compete and other contractual provisions to protect its proprietary rights. Measures taken by the Company to protect its intellectual property may not be adequate, and its competitors could independently develop products and services that are substantially equivalent or superior to the Company’s products and services. Any infringement or misappropriation of the Company’s proprietary software and databases could put the Company at a competitive disadvantage in a highly competitive market and could cause the Company to loose revenues, incur substantial litigation expense, and divert management’s attention from other operations. Intellectual property litigation is increasingly common in the software industry. Therefore, the risk of an infringement claim against the Company may increase over time as the number of competitors in the industry segment grows and the functionality of products overlaps. Third parties could asset infringement claims against the Company in the future. Regardless of the merits, the Company could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, such an infringement may result in significant monetary liabilities that could have a material adverse effect on the business. In the event of an unfavorable ruling on any such claim, a license or similar agreement may also not be available to use on reasonable terms, if at all. The Company may not be successful in the defense of these or similar claims.

- The Company is Dependent upon the License Agreement to Further Develop and Commercialize its Products Effectively or at All.

To further develop and successfully commercialize the Health Information Management Products and related services, the Company and TDS entered into a license agreement (the “License Agreement”) to carry out development and commercialization of the MedLink Solution within Brazil. Under the terms of the License Agreement, the Company will receive certain royalties once its subsidiary in Brazil has entered cash flow status.

The risks associated with the License Agreement include, but are not limited to, the following: (i) TDS may not apply the expected resources or required expertise in developing the MedLink Solution resources and systems or other systems necessary to successfully commercialize the MedLink Solution products; and (ii) disputes may arise between the Company and TDS that delay the commercialization of the MedLink Solution or adversely affect its sales or profitability. The Company’s success will depend on the successful introduction and marketing of the MedLink Solution and other products which, in turn, is dependent on the continued existence of favorable contractual relations with TDS. The Company’s business operations may be materially affected in the event TDS fails to honor the terms and provisions of License Agreement.

- The Company May Require Additional Funding, and Future Access to Capital is uncertain.

It is expensive to develop and commercialize Health Information Management Products. The Company plans to continue to conduct research and development, which is costly. The Company’s product development efforts may not lead to new commercial products, either because the Company’s products fail to be found effective or because the Company lacks the necessary financial or other resources or relationships to pursue commercialization. The Company’s capital and future revenues may not be sufficient to support the expenses of its business operations and the development of commercial infrastructure. The Company may need to raise additional capital to: (i) fund operations; (ii) continue the research and development of Health Information Management Products; and (iii) commercialize its products. Management of the Company believes that cash on hand will be sufficient to meet the Company’s projected operating and capital requirements for at least the next twelve months. However, the Company may need additional financing within this time frame depending on a number of factors. The Company may not be able to obtain additional financing on favorable terms or at all. If the Company is unable to raise additional funds, the Company may have to delay, reduce or eliminate certain business operations. If the Company raises additional funds by issuing equity securities, further dilution to the Company’s existing stockholders will result.

- Failure to Retain Key Personnel Could Impede the Company’s Ability to Commercialize its Products, Maintain the License Agreement or Obtain Sources of Funds.

The Company depends, to a significant extent, on the efforts of Mr. Stephen Walters, its President/Chief Executive Officer and a director, and on the efforts of its executive officers and research and development personnel. The development of Health Information Management Products requires expertise from a number of different disciplines, some of which are not widely available. The quality and reputation of the Company’s research and development personnel, including its executive officers, and their success in performing their responsibilities, may directly influence the success of the Company. In addition, the Company’s President/Chief Executive Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or the Company’s inability to retain or recruit other key management and research and development personnel, may delay or prevent the Company from achieving its business objectives. The Company faces intense competition for personnel from other companies, public and private research institutions, government entities and other organizations.

- Market Volatility May Affect the Company’s Stock Price, and the Value of a Shareholder’s Investment in the Company’s Common Stock May be Subject to Sudden Decreases.

The trading price for the shares of Common Stock of the Company has been, and the Company expects it to continue to be, volatile. The price at which the Company’s Common Stock trades depends on a number of factors, including the following, many of which are beyond the Company’s control: (i) the Company’s historical and anticipated operating results, including fluctuations in financial and operating results; (ii) the market perception of the prospects for health information management network solutions companies as an industry sector; (iii) general market and economic conditions; (iv) changes in government regulations affecting product approvals, reimbursement or other aspects of the Company’s and/or competitors’ businesses; (v) announcements of technological innovations or new commercial products by the Company or its competitors; (vi) developments concerning the Company’s contractual relations with its executive officers, executive management and intellectual property rights; and (vii) announcements regarding significant collaborations or strategic alliances.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of the Company’s Common Stock and affect the volume of trading in the stock. During periods of stock market price volatility, share prices of many health information management network solution companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, the Company’s Common Stock may be subject to greater price volatility than the stock market as a whole.

Transfer Agent

As of the date of this Annual Report, the Company’s transfer agent is Transfer Online, Inc., 227 S.W. Pine Street, Suite 300, Portland, Oregon 97204; telephone 503.227.2950 and facsimile 503.227.6874.

ITEM 2. Description of Properties

Except as described above, the Company does not own any other real estate or other properties. The Company leases office space in several locations:

  US: 7545 Irvine Center Drive, Suite 200, Irvine, California 92618;
  Brazil: Praia de Botafogo # 440, 4 andar, Botafogo 22250 – 040, Rio de Janeiro, RJ Brazil;
  Asia-Pacific: Level 30, Six Battery Road, Singapore, 049909
  Australia: Level 66 & 67, MLC Centre Martin Place, Sydney NSW 2000, Australia

ITEM 3. Legal proceedings

Management of the Company is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its subsidiaries or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings; or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company, its subsidiaries or its properties.

ITEM 4. Submission of Matters to a Vote of Securities Holders

Information Statement

The Board of Directors of the Company, at a previous meeting, authorized and approved, subject to shareholder approval, a reverse stock split of up to one-for-twenty of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”). Therefore, an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Information Statement”) was prepared and filed with the Securities and Exchange Commission on October 17, 2002 and amended December 16, 2002.

The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company’s Common Stock effective March 25, 2003 (the “March 25, 2003 Written Consent”). As of November 30, 2002 (the “Record Date”), there were 22,532,110 shares of the Company’s Common Stock issued and outstanding. The names of the shareholders who signed the March 25, 2003 Written Consent and their respective equity ownership of the Company were as follows: (i) TriStar Financial Services, Inc. holding of record 1,216,214 shares of Common Stock (5.40%); (ii) Investor Communications International, Inc. holding of record 6,071,244 shares of Common Stock (26.94%); (iii) Alexander W. Cox holding of record 4,323,300 shares of Common Stock (19.19%); and (iv) Brent Pierce holding of record 1,406,247 shares of Common Stock (6.24%).

The matters upon which action was taken pursuant to the March 25, 2003 Written Consent included the approval and authorization for the Board of Directors to effect the Reverse Stock Split, which was effected by NASDAQ approximately April 2, 2003.

Proxy Statement

On July 22, 2003, the Board of Directors approved and authorized certain corporate action, including an amendment to the Company’s Articles of Incorporation to effect a proposed change in name and adoption of a stock option plan for the Company. The Board of Directors further authorized and directed the filing with the Securities and Exchange Commission, and subsequent distribution to the shareholders of record as of May 30, 2003, a notice of special shareholders’ meeting and a proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (collectively, the “Proxy Statement”). On approximately July 20, 2003, the Proxy Statement was distributed to all shareholders of the Company.

Pursuant to the Proxy Statement, a special meeting of shareholders was held on August 8, 2003 (the “Meeting”) for the following purposes: (i) to approve a proposed amendment to the Company's Articles of Incorporation, as amended (the "Amendment"), to effectuate a proposed name change of the Company (the “Name Change”) to such name as may be approved by the Board of Directors of the Company in its sole and absolute discretion; (ii) to approve a proposed stock option plan for key personnel of the Company (the “Stock Option Plan”); and (iii) to ratify the prior actions by shareholders of the Company taken pursuant to the March 25, 2003 Written Consent approving the Reverse Stock Split.
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

Each share of Common Stock held by a shareholder entitled such shareholder to one vote on each matter that was voted upon at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of Common Stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present: (i) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to approve the proposed Amendment to effectuate the proposed Name Change to such name as may be approved by the Board of Directors in its sole and absolute discretion; (ii) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to approve the proposed Stock Option Plan; and (iii) the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to ratify the prior actions of the shareholders taken pursuant to the March 25, 2003 Written Consent approving the Reverse Stock Split.

On August 8, 2003 the Meeting of shareholders was held with the resulting votes cast either in person or proxy as follows: (i) 822,251 votes FOR approval of the Amendment and 93 votes AGAINST approval of the Amendment; (ii) 732,782 votes FOR approval of the Stock Option Plan and 126 votes AGAINST approval of the Stock Option Plan; and (iii) 822,201 votes FOR ratification of the Reverse Stock Split and 118 votes AGAINST ratification of the Reverse Stock Split.

Moreover, on August 8, 2003 the shareholders of Transax Limited holding approximately 92.16% of the issued and outstanding shares of common stock of Transax Limited approved the terms and conditions of the Merger Agreement and its related materials.

PART II

ITEM 5. Market for Common Equity and Related Stockholders Matters

Market Information

The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol "TNSX". The market for the Company’s Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

	Fiscal Year Ended
	December 31, 2003		December 31, 2002

	High	Low	High	Low
First Quarter	$5.20	$2.00	$17.40	$9.20
Second Quarter	$5.00	$1.25	$15.20	$1.40
Third Quarter	$3.90	$1.25	$15.20	$1.40
Fourth Quarter	$2.80	$0.23	$7.00	$2.40

Holders

As of March 31th, 2004, the Company had approximately 298 shareholders of record.

Dividends

No dividends have ever been declared by the Board of Directors of the Company on its Common Stock. The Company’s previous losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its Common Stock in the foreseeable future.

Reverse Stock Split

The Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a reverse stock split of up to one-for-twenty of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”). The matters upon which shareholder action was taken pursuant to the March 25, 2003 Written Consent included approval and authorization for the Board of Directors to effect the Reverse Stock Split, which was effected on approximately April 2, 2003. The Reverse Stock Split reduced the Company’s issued and outstanding shares of Common Stock from 22,532,110 shares to 1,106,701 shares of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

Stock Option Plan

On July 22, 2003, the Board of Directors unanimously approved and adopted a stock option plan (the "Stock Option Plan"), which was implemented by the Board of Directors on the Effective Date of the Merger Agreement. The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company. The Stock Option Plan replaced the stock option plan adopted by the Company effective March 25, 2003 and its terms are identical to such stock option plan, except that the Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company no to presently exceed 4,500,000 shares.

The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to presently exceed 4,500,000 shares of Common Stock as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to sixty (60) calendar days (or up to thirty (30) calendar days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such 60- or 30-day period any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

Unless restricted by the option agreement, the exercise price shall by paid by any of the following methods or any combination of the following methods: (i) in cash; (ii) by cashier's check, certified cheque, or other acceptable banker's note payable to the order of the Company; (iii) by net exercise notice whereby the option holder will authorize the return to the Stock Option Plan pool, and deduction from the option holder's Stock Option, of sufficient Stock Option shares whose net value (fair value less option exercise price) is sufficient to pay the option price of the shares exercise (the fair value of the shares of the Stock Option to be returned to the pool as payment will be determined by the closing price of the Company's shares of Common Stock on the date notice is delivered); (iv) by delivery to the Company of a properly executed notice of exercise together with irrevocable instructions (referred to in the industry as 'delivery against payment') to a broker to deliver to the Company promptly the amount of the proceeds of the sale of all or a portion of the stock or of a loan from the broker to the option holder necessary to pay the exercise price; of (v) such other method as the option holder and the Board of Directors may determine as adequate including delivery of acceptable securities (including securities of the Company), set-off for wages or invoices due, property, or other adequate value. In the discretion of the Board of Director, the Company may grant a loan or guarantee a third-party loan obtained by an option holder to pay part of all of the exercise option price of the shares provided that such loan or the Company's guaranty is secured by the shares of Common Stock.

Incentive Stock Options

The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of Common Stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of Common Stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of Common Stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

Form S-8 – Registration Statement

In accordance with the Company’s Stock Option Plan, on August 26, 2003, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" registering the Stock Options and Incentive Stock Options under the Stock Option Plan in the amount of up to 4,500,000 at various exercise prices. In accordance with receipt of shareholder approval of the Stock Option Plan, the Board of Directors is authorized, without further shareholder approval, to grant such Stock Options from time to time to acquire up to an aggregate of 4,500,000 shares of the Company’s Common Stock.

Stock Options Granted and Exercised

In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Annual Report, the Board of Directors of the Company has granted an aggregate of 4,500,000 Stock Options (which have been reduced pursuant to exercises and/or forfeitures as described below) as follows: (i) 2,500,000 Stock Options exercisable at $0.50 per share to IMT as a previous holder of stock options of Transax Limited to replace stock options previously granted by Transax Limited (on the basis of each two Transax Limited stock options exchanged into one Stock Option of the Company); and (ii) 2,000,000 Stock Options exercisable at $0.50 per share to previous holders of stock options of Transax Limited to replace stock options previously granted by Transax Limited (on the basis of each two Transax Limited stock options exchanged into one Stock Option of the Company).

Of the 2,500,000 aggregate Stock Options granted to IMT: (i) 1,206,730 Stock Options have been exercised at $0.50 per share in settlement of debt due and owing to ICI in the approximate amount of $652,000.00 and the subsequent assignment of such debt as described below by certain consultants/employees of IMT in accordance with the terms of the respective notice and agreement of exercise of option; and (ii) 1,293,270 Stock Options granted to IMT were cancelled by the Company.

On October 1, 2003, in accordance with the terms and provisions of the Stock Option Plan, the Board of Directors of the Company granted an aggregate of 1,293,270 Stock Options (which had previously been granted to IMT, and then cancelled as detailed above) as follows: (i) 1,293,270 Stock Options exercisable at $0.50 per share to Asia Pacific. Of the 1,293,270 Stock Options granted to Asia Pacific, (i) 87,500 Stock Options have been exercised at $0.50 per share in settlement of debt due and owing to Asia Pacific in the approximate amount of $43,750 in accordance with the terms of the respective notice and agreement of exercise of option; and (ii) 1,205,770 Stock Options granted to Asia Pacific were cancelled by the Company.

On December 1, 2003, in accordance with the terms and provisions of the Stock Option Plan, the Board of Directors of the Company granted an aggregate of 1,205,770 Stock Options (which had previously been granted to Asia Pacific, and then cancelled as detailed above) as follows: (i) 1,205,770 Stock Options exercisable at $0.25 per share to Asia Pacific. Of the 1,205,770 Stock Options grated to Asia Pacific: (i) 162,500 Stock Options have been exercised at $0.25 per share in settlement of debt due and owing to Asia Pacific in the approximate amount of $40,625 in accordance with the terms of the respective notice and agreement of exercise of option; (ii) 300,000 Stock Options have been exercised at $0.25 per share in settlement of debt due and owing to Asia Pacific in the approximate amount of $75,000 in accordance with the terms of the respective notice and agreement of exercise of option; and (iii) 300,000 Stock Options have been exercised at $0.25 per share in settlement of debt due and owing to Asia Pacific in the approximate amount of $75,000 in accordance with the terms of the respective notice and agreement of exercise of option.

As of the date of this Annual Report, an aggregate of 2,056,730 Stock Options have been exercised as described above and the Company has issued an aggregate of 2,056,730 shares of its Common Stock to such optionees.

Common Stock Purchase Warrants

Merger Agreement

Pursuant to the terms of the Merger Agreement, the Company issued an aggregate of 4,100,000 share purchase warrants (the “Warrant(s)”), pursuant to which the holder thereof has the right to convert such Warrant into shares of Common Stock on a one-to-one basis at the rate of $1.00 per share expiring on August 8, 2008 (on the basis of each two Transax Limited share purchase warrants exchanged into one Warrant of the Company).

ICI Warrants

During fiscal year ended December 31, 2003, an aggregate of $752,100.00 in fees and various expenses was incurred by ICI and its assignees on behalf of the Company for services rendered pursuant to its previous consulting services arrangement and pursuant to the ICI Consulting Services Agreement (collectively, the “Debt”). As of September 30, 2003, the Debt was settled pursuant to the terms and provisions of the ICI Settlement Agreement. Pursuant to the terms and provisions of the ICI Settlement Agreement: (i) ICI agreed to settle a portion of the Debt by entering into respective assignment agreements with certain Designates; (ii) the Company agreed to accept the assignment by such Designate of that certain receivable as consideration for the payment of the exercise of the Stock Options granted to IMT and/or its employees or consultants at $0.50 per option to acquire shares of Common Stock of the Company; and (iii) the Company agreed to issue the shares of Common Stock in the name of the Designate in accordance with the respective notice and agreement of exercise of option. Therefore, an aggregate of 1,206,730 Stock Options were exercised at $0.50 per option in settlement of $652,071of the Debt.

The balance of the Debt was satisfied pursuant to issuance by the Company to ICI of an aggregate of 100,000 units at a price of $1.00 per unit (the “Unit”), with each Unit comprised of one share of Common Stock of the Company and one half non-transferable warrant (the “ICI Warrant(s)”). ICI has the right to convert such ICI Warrant into shares of Common Stock on a one-to-one basis at the rate of $1.50 per share expiring on August 26, 2004.

Convertible Loan Warrants

On December 31, 2002, Transax Limited borrowed $66,195 from a related party. On March31, 2003, Transax Limited borrowed $255,000 from this related party, and a further $100,000 on April 30, 2003.

During the year ended December 31, 2003, the Company incurred approximately $41,300 in interest. Each loan is repayable on or before a six-month term. The interest rate is 12% per annum compounded monthly. The lender shall have the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of TNSX, at a conversion price of $0.25 per unit. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at $0.50, for a period of twelve months.

On December 31, 2003, the loan and accrued interest of $93,400 were converted for 373,570 units.

At December 31, 2003, the loans for $255,000 and $100,000 were in default, and the holder of the notes has not exercised the conversion feature. At December 31, 2003, $32,818 in interest was accrued on these two loans. As of the date of this Annual Report, in the event the related party elects to convert the aggregate amount of $387,818 due and owing into Units, a total of 1,551,272 Convertible Loan Warrants would be issued and outstanding. The 1,551,272 Convertible Loan Warrants would be convertible into 1,551,272 shares of Common Stock of the Company at an exercise price of $0.50 per share.

As of the date of this Annual Report, there are an aggregate of 4,748,570 share purchase warrants issued and outstanding as follows: (i) 4,100,000 Warrants convertible into 4,100,000 shares of Common Stock at the price of $1.00 per share expiring on August 14, 2008; (ii) 50,000 ICI Warrants convertible into 50,000 shares of Common Stock at the price of $1.50 per share expiring on August 26, 2004, 2004; (iii) 225,000 Warrants convertible into 225,000 shares of Common Stock at the price of $1.00 per share expiring on November 20, 2005; and (iv) 373,570 Warrants convertible into 373,570 shares of Common Stock at the price of $0.50 per share expiring on December 31, 2004. In the event the convertible loans are converted into Units, an additional 1,551,272 Convertible Loan Warrants convertible into 1,551,272 shares of Common Stock at the price of $0.50 per share would be included. As of the date of this Annual Report, none of the Warrants nor the ICI Warrants have been converted.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (excluding column (a)) (c)
Equity Compensation Plans Approved by Security Holders	n/a	n/a	n/a
Equity Compensation Plans Not Approved by Security Holders - Warrants	4,100,000	$1.00	-0-
Equity Compensation Plans Not Approved by Security Holders - ICI Warrants	50,000	$1.50	-0-
Equity Compensation Plans Not Approved by Security Holders - Warrants	225,000	$1.00	-0-
Equity Compensation Plans Not Approved by Security Holders - Converted Loan Warrants	373,570	$0.50	-0-
Equity Compensation Plans Not Approved by Security Holders - Convertable Loans Warrants	1,551,272	$0.50	-0-
Total	4,748,570*

* Does not include the 1,551,272 Convertible Loans Warrants. As of the date of this Annual Report, the related party as lender has not elected to convert the aggregate amount due and owing into units of the capital of the Company.

Recent Sales of Unregistered Securities and Changes in Control of the Company

As of the date of this Annual Report and during fiscal year ended December 31, 2003, to provide capital, the Company sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements as set forth below. Therefore, there was a change in control of the Company. See “Item 11. Security Ownership of Certain Beneficial Owners and Management.”

ICI Settlement Agreement

Exercise of Stock Options

On September 30, 2003, the Company and ICI entered into the ICI Settlement Agreement pursuant to which an aggregate of $752,070.91 due and owing to ICI (the “Debt”) was satisfied by the Company. Pursuant to the terms and provisions of the ICI Settlement Agreement: (i) ICI agreed to settle a portion of the Debt by entering into respective assignment agreements with certain Designates; (ii) the Company agreed to accept the assignment by such Designate of that certain receivable as consideration for the payment of the exercise of the Stock Options granted to IMT and/or its employees or consultants at $0.50 per option to acquire shares of Common Stock of the Company; and (iii) the Company agreed to issue the shares of Common Stock in the name of the Designate in accordance with the respective notice and agreement of exercise of option.

During fiscal year ended December 31, 2003, an aggregate of 1,206,730 Stock Options were exercised at $0.50 per option by such Designates and the Company issued an aggregate of 1,206,730 shares of Common Stock to such Designates as partial settlement of the Debt.

Private Placement

The balance of the Debt was satisfied pursuant to issuance by the Company to ICI of an aggregate of 100,000 Units, with each Unit comprised of one share of Common Stock of the Company and one half ICI Warrant. ICI has the right to convert such ICI Warrant into shares of Common Stock on a one-to-one basis at the rate of $1.50 per share expiring on September 30, 2004. The per share price of the shares of Common Stock was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, perceived investment risks, assets and net estimated worth of the Company. The Company issued 100,000 shares of Common Stock to ICI. ICI executed the Settlement Agreement and acknowledged therein that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that ICI understood the economic risks of an investment in the securities, and that ICI had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

Merger Agreement

Pursuant to the terms and conditions of the Merger Agreement and a corresponding contribution agreement as entered into between the Company and Vega-Atlantic, on the Effective Date: (i) the Company contributed to Vega-Atlantic 11,066,207 shares of its restricted Common Stock and 4,500,000 stock options and 4,100,000 share purchase warrants to acquire any equivalent number of shares of Common Stock of the Company. Therefore, Vega-Atlantic exchanged therefore with all Transax Limited shareholders an aggregate of 11,066,207 shares of restricted Common Stock of the Company (on the basis of each two Transax Limited shares of common stock exchanged into one share of Common Stock of the Company.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

Results of Operations

On September 22, 2003 the Board of Directors of the Company approved a change in fiscal year end of the Company from March 31st to a calendar year-end of December 31st. The Board of Directors’ decision to change the fiscal year end was based upon consummation of the Merger Agreement and the resulting continuation of the corporate entity Transax under the Merger, which has a calendar fiscal year end. The date of the Company’s fiscal year end is December 31, 2003. Therefore, this Annual Report on Form 10-KSB for the year ended December 31, 2003 covers such transition period.
As of the date of this Annual Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that the Health Information Management Products are integrated systems that will increase the Company’s marketability exponentially. During fiscal year ended December 31, 2003, sales of the Company’s products to customers accounted for approximately 100% of total gross revenues. Although the Company intends to expand its marketing of the Health Information Management Products in other countries, management believes that the sales of such products to customers in Brazil will continue to be a substantial line of business for the Company for the next several years.

The accompanying audited consolidated financial statements of the Company present the accounts of Transax Limited from May 2, 1998 [Inception] to December 31, and the accounts of TNSX from the Effective Date of the Merger to December 31, 2003 and the results of operations of Transax Limited for the comparative year ended December 31, 2002.

For Fiscal Year December 31, 2003 Compared with Fiscal Year Ended December 31, 2002

The Company incurred net losses of approximately ($3,230,300) for the year ended December 31, 2003 ($0.25 per share), compared to a net loss of approximately ($2,116,900) ($0.17 per share) for the year ended December 31, 2002.

Comparative results for the year ended December 31, 2002 include only the results of Transax Limited and it’s wholly owned subsidiary TDS. Results for the current period include the operations of Transax and its subsidiaries, and also of the Company from the Effective Date of the Merger to December 31, 2003.

During the year ended December 31, 2003, the Company generated approximately $309,600 in gross revenues compared to approximately $51,600 in gross revenues during the year ended December 31, 2002. The significant increase in revenues is due to the marketing and sale of the Company’s products pursuant to new software contracts in Brazil.

During fiscal year ended December 31, 2003, the Company recorded operating expenses of approximately $3,352,000 compared to operating expenses of approximately $1,796,700 incurred during fiscal year ended December 31, 2002. During fiscal year ended December 31, 2003, the Company’s operating expenses consisted primarily of: (i) $1,210,100 (2002 - $nil) in stock based compensation; (ii) approximately $397,900 (2002 - $426,200) in cost of product support services; (iii) approximately $302,500 (2002 - $344,900) in payroll and related benefits; (iv) approximately $385,600 (2002 - $174,700) in professional fees; (v) approximately $398,200 (2002 - $144,800) in management and consulting fees to related parties; (vi) approximately $162,900 (2002 - $nil) in investor relation fees; (vii) approximately $106,200 (2002 - $27,000) in depreciation expense; and (viii) approximately $364,200 (2002 - $232,900) in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

During the year ended December 31, 2003, stock-based compensation increased to $1,210,100 from $-0- during the year ended December 31, 2003 compensation due to the issuance of stock options and warrants to non-employees for certain services performed. Professional fees increased to approximately $385,600 (2002 - $174,700). The increase in professional fees during the year ended December 31, 2003 is primarily due to an increase in expenses relating to the merger of Transax with TDS, and subsequent merger of Transax with the Company in 2003. During the year ended December 31, 2003, the Company’s professional fees consisted of: (i) approximately $89,800 (2002 - $nil) in audit and accounting fees; (ii) approximately $241,500 (2002 - $65,100) in legal fees; (iii) approximately $16,700 (2002 - $49,000) in monitor fees; and (iv) approximately $37,600 (2002 - $60,600) in management fees. Related party management and consulting fees also increased to approximately $398,200 (2002 - $144,800) due to the comparative data for 2002 which included only the related party management fees for TDS, while in 2003 it included the related party management fees for TDS, Transax and the Company. General and administrative expenses increased during the year ended December 31, 2003 to approximately $364,200 (2002 - $232,900) due to an increase in support services required to maintain operations. On January 1, 2003, the Company changed the estimated useful lives of certain assets in order to reflect better the current circumstances. During the year ended December 31, 2003, the Company incurred approximately $106,200 in depreciation expenses compared to approximately $26,900 for the year ended December 31, 2002.

During the year ended December 31, 2003, payroll and related benefits decreased to approximately $302,600 (2002 - $344,900), due to certain changes in staff contracts in Brazil. Although there has been new staff due to an increase in the workload required to properly support the current and anticipated products sales, costs have decreased because certain employees have elected to enter into a contractual agreement as opposed to being on payroll. The cost of product support services also approximately decreased moderately from approximately $426,200 for the year ended December 31, 2002 to approximately $397,900 for the year ended December 31, 2003. The increase in number of staff on contract has been off set by the decrease in costs of software development. In 2002, research and development costs were expensed as incurred. During the year ended December 31, 2003, certain software development costs were capitalized, and then amortized based on the current and future revenue for each product. Approximately $24,400 in amortization of the development costs was charged to operations for the year ended December 31, 2003 (2002 : $Nil).

As discussed above, this resulted in an operating loss of approximately ($3,042,400) for the year ended December 31, 2003 compared to an operating loss of approximately ($1,745,100) for the year ended December 31, 2002.

During the year ended December 31, 2003, the Company’s other expenses in the amount of approximately ($187,800) compared to approximately ($371,700) during the year ended December 31, 2002. Other expenses incurred during the year ended December 31, 2003 primarily consisted of: (i) interest expense of approximately $86,000 (2002 - $29,400); (ii) interest expense of approximately $65,000 (2002 - $132,200) to a related party due to the conversion of certain cash advances into interest bearing convertible loans and certain cash advances bearing interest; and (iii) approximately $6,500 (2002 - $210,100) in foreign exchange due to unfavorable foreign exchange adjustments.

As a result of these factors, net loss for the year ended December 31, 2003 was approximately ($3,230,300) or ($0.25) per common share compared to a net loss of approximately ($2,116,900) or ($0.17) per common share during the year ended December 31, 2002. The weighted average number of shares of Common Stock outstanding were 12,953,494 at December 31, 2003 compared to 12,472,917 at December 31, 2002.

Liquidity and Capital Resources

The Company generated approximately $309,600 in gross revenues during the year ended December 31, 2003, an increase from gross revenues of approximately $51,600 generated during the year ended December 31, 2002. Management of the Company anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts. However, since inception, the Company has incurred cumulative net losses of approximately $6,687,700 and has a stockholders’ deficit of approximately $1,621,500 as at December 31, 2003. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Fiscal Year Ended December 31, 2003

As at December 31, 2003, the Company’s current assets were approximately $36,100 (2002 - $36,300) and its current liabilities were approximately $1,857,300 (2002 - $694,600), which resulted in a working capital deficit of approximately $1,821,200 (2002 - $658,300). Current assets consisted of approximately $10,500 (2002 - $31,100) in cash and approximately $25,600 (2002 - $5,100) in prepaid expenses. Current liabilities consisted of: (i) approximately $477,200 (2002 - $141,700) in accounts payable and accrued expenses; (ii) approximately $409,200 (2002 - $255,600) in accrued payroll and related expenses; (iii) approximately $387,800 (2002 - $66,200) in convertible loans from related party; (iv) approximately $384,500 (2002 - $194,000) due to related party; (v) approximately $152,600 (2002 - $nil) in advances payable; and (vi) approximately $46,000 (2002 - $37,100) in current portion of capital lease obligation.

As at December 31, 2003, the Company’s total assets were approximately $249,100 (2002 - $175,100) and its total liabilities were approximately $1,870,600 (2002 - $721,700). The Company’s total liabilities exceeded its total assets by approximately $1,621,500. As at December 31, 2003, the Company’s total assets consisted of: (i) approximately $36,100 (2002 - $36,300) in current assets; (ii) approximately $110,300 (2002 - $nil) in software development costs; and (iii) approximately $102,700 (2002 - $138,900) in property and equipment. As at December 31, 2003, the Company’s total liabilities consisted of: (i) approximately $1,857,300 (2002 - $694,600) in current liabilities; and (ii) approximately $13,300 (2002 - $27,100) in capital lease obligation (net of current portion due).

The Company’s stockholders’ deficit was ($1,621,500) at December 31, 2003.

For the year ended December 31, 2003, net cash flows used in operating activities were approximately $1,097,700 compared to approximately $1,777,400 for the year ended December 31, 2002. Net cash used in operating activities was primarily comprised of : (i) net loss of approximately ($3,230,300); (ii) stock based compensation of approximately $1,210,100; (iii) accounts payable of approximately $435,500; (iv) due to related party of approximately $196,100; and (v) accrued payroll and related expenses of approximately $153,500.

Net cash flows from financing activities during the year ended December 31, 2003 were approximately $1,319,600 resulting primarily from loans and advances from a related party and non-related company, compared to approximately $1,564,900 during the year ended December 31, 2002. The borrowings were used to fund operating activities.

Net cash flows used in investing activities amounted to approximately $178,400 during the year ended December 31, 2003, compared to $NIL for the year ended December 31, 2002. During the year ended December 31, 2003, the Company capitalized some of its software research and development costs, while in 2002, these costs were expensed as part of the costs of product support services.

In summary, based upon the cash flow activities as previously discussed, during the year ended December 31, 2003, the Company’s overall cash position decreased by approximately $20,600.

Plan of Operations

Notwithstanding consummation of the Merger Agreement, as of the date of this Annual Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company’s ability to develop, provide and market its anticipated information network solutions to healthcare providers, health insurance companies and other end-users, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operations and capital raising efforts; however, there can be no assurance that the Company will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

Based upon consummation of the Merger, management of the Company anticipates an increase in operating expenses over the next three years to pay costs associated with such business operations. The Company must raise additional funds. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company’s operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its existing Common Stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to conduct its business operations successfully, which could significantly and materially restrict the Company’s overall business operations.

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $2,000,000 of financing designed to fund various commitments and business operations. As of the date of this Annual Report, management believes that the Company can satisfy its cash requirements for the next twelve months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company’s future success and viability are primarily dependent upon the Company’s current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company’s failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

Service Agreements

In connection with the management of the Company and/or its subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following service agreement.

Walters Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2004 is the aggregate amount of $132,000.00 to be paid to Mr. Walters pursuant to the Walters Consulting Agreement. Pursuant to the terms and provisions of the Walters Consulting Agreement: (i) Mr. Walters agreed to provide technical, research and technology development services to the Company; and (ii) Mr. Walters shall be paid a monthly fee of $11,000.00 US Dollars for a potential annual salary of $132,000.00, and reimbursement of expenses. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

Pilon Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2004 is the aggregate amount of $90,000 to be paid to Ms. Pilon pursuant to the Pilon Consulting Agreement. Pursuant to the terms and provisions of the Pilon Consulting Agreement: (i) Ms. Pilon agreed to provide financial, administrative and managerial services to the Company; and (ii) Ms. Pilon shall be paid a monthly fee of $7,500.00 US Dollars for a potential annual salary of $90,000, and reimbursement of expenses. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

De Castro Consulting Agreement

A significant and estimated material commitment for the Company for fiscal year 2004 is the aggregate amount of $96,000.00 to be paid to Mr. De Castro pursuant to the De Castro Consulting Agreement. Pursuant to the terms and provisions of the De Castro Consulting Agreement: (i) Mr. De Castro agreed to provide technical, research and developmental services to the Company’s subsidiary; and (ii) Mr. De Castro shall be paid a monthly fee of $8,000.00 US Dollars for an aggregate annual salary of $96,000.00, and reimbursement of expenses.

Material Operating Liabilities

Convertible Loans

A significant and estimated material commitment for the Company for fiscal year 2004 is the aggregate amount of $387,800 in principal and interest due and owing to a related party. On December 31, 2002, Transax Limited borrowed $66,195 from such related party. On March 31, 2003, Transax Limited borrowed $255,000 from this related party, and a further $100,000 on April 30, 2003. Each principal amount loan is evidenced by a convertible promissory note and is repayable on or before a six-month term. The interest rate is 12% per annum compounded monthly. The related party as the lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into units in the capital of the Company at a conversion price of $0.25 per unit (the “Unit”). Each Unit is comprised of one share of restricted Common Stock of the Company and one warrant, and each warrant entitles the holder thereof to purchase one share of restricted Common Stock of the Company at $0.50 per share for a period of twelve months.

On December 31, 2003, the loan and accrued interest of $93,000 were converted for 373,570 common shares and warrants.

At December 31, 2003, the loans for $255,000 and $100,000 were in default, and the holder of the notes has not exercised the conversion feature. At December 31, 2003, $32,818 in interest was accrued on these two loans.

Cash Advances from Related Party

A significant and estimated material commitment for the Company for fiscal year 2004 is the aggregate amount of $188,400 in cash advances due and owing to a related party. During fiscal year ended December 31, 2003, such related party advanced approximately $ $839,405 for working capital purposes. During the year, this party converted $355,000 of advances into loans and $495,200 of advances into 5,980,797 pre-merger common shares of Transax Limited. As per the terms of the Merger, these shares were subject to a 2:1 reverse split, and were then exchanged for common shares of the Company. The advances due and owing at December 31, 2003 were non-interest bearing until August 31, 2003, and are accruing 1% interest per month since September 1, 2003.

Cash Advances

During the year ended December 31, 2003, the Company has received cash advances from a non-related company of $526,500 for working capital purposes. During the year, the lender converted $225,000 of advances into 450,000 units. Each unit is comprised of one common share and one half warrant. Each warrant entitles the holder to purchase an additional share of TNSX’s common stock at $1.00, for a period of 24 months.

During the year, the Company also issued 550,000 common shares for the settlement of $159,375 in cash advances. These remaining advances are accruing 1% interest per month, starting September 1, 2003. At December 31, 2003, approximately $152,600 in advances and accrued interest were due to this company.

Accrued Payroll and Related Expenses

A significant and estimated material commitment for the Company for fiscal year 2004 is the aggregate amount of $298,600, including a provision of interest and fines of approximately $61,700, due and owing for Brazilian payroll taxes and Social Security taxes.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that are our most critical accounting policies includes: recognition of transactions revenues and accounting for stock options and warrants.

Revenue Recognition

The Company generates is revenues from contracts which generally last more than one year. There are two principal services in the contract that produce revenues. The first is the installation of the Medlink Solutions software at the locations of healthcare providers. This revenue is recognized in accordance with Statement of Position (“SOP”) 98-7 when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectibility is probable. The second source of revenue is the fee charged for each transaction processed through the Medlink Solutions system. These fees are invoiced after the transactions are processed.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. If the Company followed SFAS 123, it would recognize compensation expense using a fair value method, such as Black-Scholes, to estimate the cost of equity instruments as of the date these awards are granted to employees. Any differences between the expense as calculated under SFAS 123 and that computed under APB No. 25 is disclosed on a pro forma basis in the notes to the consolidated financial statements.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

ITEM 7. Financial Statements

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

INDEX OF FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheet at December 31, 2003

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, and for the period from May 2, 1998 [Inception] to December 31, 2003

Consolidated Statements of Stockholders' Equity [Deficit] for the period from May 2, 1998 [Inception] to December 31, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, and for the period from May 2, 1998 [Inception] to December 31, 2003

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS
 Back to Index of Financial Statements

To the Board of Directors and Stockholders' of Transax International Limited.

We have audited the accompanying consolidated balance sheet of Transax International Limited and subsidiaries [a development stage company] as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period then ended and for the period from May 2, 1998 [inception] to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transax International Limited and subsidiaries [a development stage company] as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period then ended and for the period from May 2, 1998 [inception] to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $6.7 million and has a net capital deficiency of approximately $1.6 million at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens, P.C.
Certified Public Accountants

New York, New York
April 9, 2004

Back to Index of Financial Statements

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(Formerly Vega-Atlantic Corporation)
[A Development Stage Company]
Consolidated Balance Sheet
December 31, 2003
Back to Index of Financial Statements

ASSETS Current
Cash	$10,472
Prepaid expenses and other current assets	25,631

Total Current Assets	36,103
Software Development Costs, net	110,336

Property and Equipment, net	102,672

Total Assets	$249,111

LIABILITIES Current
Current portion of capital lease obligation	$46,031
Accounts payable and accrued expenses	477,152
Accrued payroll and related expenses	409,194
Due to related party	384,526
Advances payable	152,599
Convertible loans from related party	387,818

Total Current Liabilities	1,857,320
Capital Lease Obligation, net of current portion	13,268

Total Liabilities	1,870,588

COMMITMENTS and CONTINGENCIES (Note 12) STOCKHOLDERS' DEFICIT
Common stock 0.00001 par value;
100,000,000 shares authorized;
14,029,647 shares issued and outstanding	141
Paid-in capital	4,590,094
Share subscriptions received	421,293
Accumulated deficit during development stage	(6,687,681)
Other comprehensive income :
Cumulative foreign currency translation adjustment	54,676

Total Stockholders' Deficit	(1,621,477)

Total Liabilities and Stockholders' Deficit	$249,111

The accompanying notes are an integral part of these audited consolidated financial statements Back to Index of Financial Statements Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(Formerly Vega-Atlantic Corporation)
[A Development Stage Company]
Consolidated Statements of Operations
December 31, 2003
Back to Index of Financial Statements

	For the years ended December 31,		For the period from May 2, 1998 [Inception] to December 31, 2003
	2003	2002

Revenues	$309,589	$51,604	$377,673

Cost of product support services	397,942	426,215	1,247,676
Payroll and related benefits	302,549	344,889	875,412
Research & development costs	24,449	446,362	470,811
Professional fees	385,563	174,685	560,248
Management & consulting fees - related party	398,181	144,761	542,942
Stock based compensation	1,210,100	-	1,210,100
Investor relations	162,891	-	162,891
Depreciation and amortization	106,177	26,944	179,148
General & administrative	364,187	232,888	1,164,094

Total Operating Expenses	3,352,039	1,796,744	6,413,323

Operating Loss	(3,042,450)	(1,745,140)	(6,035,650)

Other Expenses:
Loss on disposal of fixed assets	(2,588)	-	(7,572)
Other expense	(27,616)	-	(27,615)
Foreign exchange losses	(6,531)	(210,132)	(243,266)
Interest expense	(86,059)	(29,412)	(129,523)
Interest expense - related party	(65,032)	(132,204)	(244,054)

Total Other Expenses	(187,826)	(371,748)	(652,031)

Net Loss	$(3,230,276)	$(2,116,888)	$(6,687,681)

Net loss per Share:
Basic and Diluted	$(0.25)	$(0.17)

Weighted Average Shares Outstanding	12,953,494	12,472,917

The accompanying notes are an integral part of these audited consolidated financial statements Back to Index of Financial Statements Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(Formerly Vega-Atlantic Corporation)
[A Development Stage Company]
Consolidated Statements of Stockholders' Equity [Deficit]
For the period from May 2, 1998 [Date of Inception] to December 31, 2003
Back to Index of Financial Statements

	Common Stock - Par Value		Share Subscrip- tions	Paid-In Capital	Accum- ulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity [Deficit]
	Shares	Amount
Shares issued as per merger agreement	11,066,207	110		(110)			-
Additional shares (rounding) issued as per merger agreement	9						-
Accumulated deficit of acquiree in merger	1,406,701	15		(650,050)			(650,035)
Balance, May 2, 1998 [Date of Inception]	2,423,807	$1,039,859	$(563,219)	$	$		$$476,640
Recapitali- zation as a result of merger of Telecom- munication Data System LTDA. ["TDS"], a wholly-owned subsidiary of Cardlink Worldwide Inc. ("Cardlink"), under Plan of Reorganization	(2,423,807)						-
Accumulated deficit of acquiree in merger				(723,036)			(723,036)
Common stock issued to Cardlink as a result of merger of TDS under Plan of Reorganization	5,432,403						-
Conversion of Carlingford Investments Limited ("CIL") advances to common stock under Plan of Reorganization	10,100,000	2,500,000					2,500,000
Common stock issued to founders	10						-
Proceeds received from share subscriptions for 619,204 common shares			154,801				154,801
Common stock issued (619,204 shares) for subscriptions received	619,204	154,801	(154,801)				-
Unissued shares (176,797) - compensation in connection with issuance of share subscriptions			(44,199)				(44,199)
Unissued shares (600,000) - stock based compensation in connection with CIL loan advances			(150,000)				(150,000)
Common stock issued (776,797 shares) for stock based compensation in connection with share subscriptions	776,797		194,199				194,199
Common stock issued to CIL (204,000 shares) for commissions incurred on cash advances	204,000	51,000					51,000
Common stock issued to CIL (5,000,000 shares) for settlement of debt	5,000,000	250,000					250,000
Stock options and warrants to be issued				171,390			171,390
Recapital- ization as a result of merger of Transax Limited ["Transax"] with Vega-Atlantic Corp.	(22,132,414)	(3,995,660)		3,995,660			-
Comprehensive income (Loss):
Net loss for period May 2, 1998 to December 31, 1998					(169,022)
Foreign currency translation adjustment						(91,910)
Total comprehensive income (loss)							(260,932)
Balance, December 31, 1998	12,472,917	$125	$(563,219)	$2,793,854	$(169,022)	$(91,910)	$1,969,828

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(Formerly Vega-Atlantic Corporation)
[A Development Stage Company]
Consolidated Statements of Stockholders' Equity [Deficit] (Continued)
For the period from May 2, 1998 [Date of Inception] to December 31, 2003
Back to Index of Financial Statements

	Common Stock - Par Value		Share Subscriptions	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity [Deficit]
	Shares	Amount
Balance, December 31, 1998	12,472,917	$125	$(563,219)	$2,793,854	$(169,022)	$(91,910)	$1,969,828
Comprehensive Income (Loss)
Net loss for year					(189,883)
Foreign currency translation adjustments						(25,487)
Total comprehensive income (loss)							(215,370)
Balance, December 31, 1999	12,472,917	$125	$(563,219)	$2,793,854	$(358,905)	$(117,397)	$1,754,458
Proceeds received from prior period share subscriptions			495,759				495,759
Comprehensive Income (Loss)
Net loss for year					(368,739)
Foreign currency translation adjustments						(26,007)
Total comprehensive income (loss)							(394,746)
Balance, December 31, 2000	12,472,917	$125	$(67,460)	$2,793,854	$(727,644)	$(143,404)	$1,855,471
Proceeds received from prior period share subscriptions			67,460				67,460
Comprehensive Income (Loss)
Net loss for year					(612,874)
Foreign currency translation adjustments						33,543
Total comprehensive income (loss)							(579,331)
Balance, December 31, 2001	12,472,917	$125	-	$2,793,854	$(1,340,518)	$(109,861)	$1,343,600
Comprehensive Income (Loss)
Net loss for year					(2,116,887)
Foreign currency translation adjustments						243,330
Total comprehensive income (loss)							(1,873,557)
Balance, December 31, 2002	12,472,917	$125	-	$2,793,854	$(3,457,405)	$133,469	$(529,957)

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(Formerly Vega-Atlantic Corporation)
[A Development Stage Company]
Consolidated Statements of Stockholders' Equity [Deficit] (Continued)
For the period from May 2, 1998 [Date of Inception] to December 31, 2003
Back to Index of Financial Statements

	Common Stock - Par Value		Share Subscriptions	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity [Deficit]
	Shares	Amount
Balance, December 31, 2002	12,472,917	$125	-	$2,793,854	$(3,457,405)	$133,469	$(529,957)
Issuance of stock for options exercised for settlement of debt, August 28, 2003	1,206,730	12		652,059			652,071
Issuance of stock for settlement of debt, August 28, 2003	100,000	1		99,999			100,000
Issuance of stock for options exercised for settlement of debt, October 22, 2003	87,500	1		43,749			43,750
Unissued shares (450,000) - for settlement of debt, November 21, 2003			225,000				225,000
Unissued shares (45,000) - for finders' fees on cash advances, November 21, 2003			27,900				27,900
Issuance of stock for options exercised for settlement of debt, December 3, 2003	162,500	2		40,623			40,625
Unissued shares [300,000] for options exercised, December 31, 2003			75,000	-			75,000
Unissued shares [373,570] for loan conversion - Related Party, December 31, 2003			93,393				93,393
Stock options and warrants issued				959,810			959,810
Comprehensive Income (Loss)
Net loss for year					(3,230,276)
Foreign currency translation adjustments						(78,793)
Total comprehensive income (loss)							(3,309,069)
Balance, December 31, 2003	14,029,647	$141	$421,293	$4,590,094	$(6,687,681)	$54,676	$(1,621,477)

The accompanying notes are an integral part of these audited consolidated financial statements Back to Index of Financial Statements Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(Formerly Vega-Atlantic Corporation)
[A Development Stage Company]
Consolidated Statements of Cash Flows
Back to Index of Financial Statements

	For the year ended December 31		For the period from May 2, 1998 [Inception] to December 31, 2003
	2003	2002

Cash Flows from (used in) Operating Activities
Net (loss) for the period	$(3,230,276)	$(2,116,888)	$(6,687,681)
Adjustments to reconcile net loss to net cash used in operating activities:
-depreciation and amortization	130,626	26,944	203,597
-bad debt expense	-	18,396	18,396
-stock based compensation	1,210,100	-	1,210,100
Changes in assets and liabilities:
-prepaid expenses and other current assets	(20,477)	32,327	(25,631)
-accounts payable	435,451	121,066	592,814
-accrued interest payable, related party	14,686	-	14,686
-accrued interest payable	10,474	-	10,474
-due to related party	196,104	-	196,104
-accrued payroll and related expenses	153,548	155,970	409,194
-other	2,026	(15,213)	(39,591)

Cash Flows - Operating Activities	(1,097,738)	(1,777,398)	(4,097,538)

Cash flows from (used in) Investing Activities
Capitalized software development costs	(134,785)	-	(134,785)
Acquisition of property and equipment	(43,628)	-	(139,822)

Cash Flows - Investing Activities	(178,413)	-	(274,607)

Cash flows from (used in) Financing Activities
Proceeds from issuance of common stock	-	154,801	1,194,660
Advances from related party	484,045	1,370,146	2,261,009
Advances from a non-related party	526,500	-	526,500
Repayments under capital lease obligations	(45,916)	(26,207)	(75,423)
Proceeds from convertible loans - related party	355,000	66,195	421,195

Cash Flows - Financing Activities	1,319,629	1,564,935	4,327,941

Effect of Exchange Rate Changes on Cash	(64,113)	243,330	54,676

Net Increase (Decrease) in Cash	(20,635)	30,867	10,472
Cash, Beginning of Period	31,107	240	-

Cash, End of Period	$10,474	$31,107	$10,474

The accompanying notes are an integral part of these audited consolidated financial statements. Back to Index of Financial Statements Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(Formerly Vega-Atlantic Corporation)
[A Development Stage Company]
Consolidated Statements of Cash Flows (Continued)
Back to Index of Financial Statements

	For the Year ended December 31,
	2003	2002
SUPPLEMENTAL CASH DISCLOSURES
Cash paid for interest	$22,683	29,400
Cash paid for interest - Related Party	$ -	-
Cash paid for income taxes	$ -	-
SUPPLEMENTAL NON-CASH DISCLOSURES
776,797 shares issued for stock based compensation [pre merger]	$194,199	-
204,000 shares issued for settlement of finders fees [pre merger]	$51,000	-
5,000,000 shares issued for settlement of debt [pre merger]	$250,000	-
1,206,730 shares issued for options exercised for settlement of debt	$652,071	-
100,000 shares and 50,000 warrants issued for settlement of debt	$100,000	-
87,500 shares issued for options exercised for settlement of debt	$43,750	-
450,000 shares and 225,000 warrants to be issued for settlement of debt	$225,000	-
45,000 shares to be issued for finder's fees	$27,900	-
162,500 shares issued for options exercise for settlement of debt	$40,625	-
300,000 shares to be issued for options exercised for settlement of debt	$75,000	-
373,570 shares and 373,570 warrants to be issued for loan conversion, Related Party	$93,393	-
The accompanying notes are an integral part of these audited consolidated financial statements. Back to Index of Financial Statements Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
(Formerly Vega-Atlantic Corporation)
[A Development Stage Company]
Notes to the Consolidated Financial Statements
Back to Index of Financial Statements

1. The Company

Transax International Limited (“TNSX” or the “Company”) (formerly Vega-Atlantic Corporation) was incorporated in the State of Colorado. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

On June 19, 2003 Transax Limited (“Transax”) entered into an Agreement in Principle (collectively with the Merger Agreement, referred to as the “Agreement”, or the “Merger”) to, by way of merger, exchange all of its outstanding shares for an aggregate of 11,066,207 restricted common shares of the Company, at a deemed issuance price of $0.50 per share. As of the contemplated merger date, Transax had outstanding 22,132,414 common shares, 8,200,000 warrants and 9,000,000 stock options. These securities were subject to a reverse two-to-one split under the Agreement. The Agreement was finalized on July 22, 2003, and the transaction closed effective August 14, 2003 (See Note 2, Merger).

The Company, through its wholly owned subsidiary TDS Telecommunication Data Systems Ltda. (“TDS”), is an international provider of information network solutions specifically designed for the healthcare providers and health insurance companies. The MedLink SolutionTM enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company also has offices located in Australia, Singapore, Mauritius.

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Statement No. 7, Accounting and Reporting for Development Stage Companies. To date, the Company has generated limited sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The accompanying audited consolidated financial statements of the Company present the accounts of Transax for the years ended December 31, 2003 and 2002, including TNSX from the effective date of the merger (August 14, 2003) to December 31, 2003 (See Note 2). All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.

2. Merger

On June 19, 2003 Transax entered into an Agreement in Principle to, by way of merger, exchange all of its outstanding shares for an aggregate of 11,066,207 restricted common shares of the Company, at a deemed issuance price of $0.50 per share. As of the contemplated merger date, Transax had outstanding 22,132,414 common shares, 8,200,000 warrants and 9,000,000 stock options. These securities were subject to a reverse two-to-one split under the Agreement. The Agreement was finalized on July 22, 2003, and, on August 14, 2003, the Merger was deemed closed, and the Board or Directors of the newly merged company, Transax International Limited, or “TNSX”, approved the issuance of 11,066,207 common shares pursuant to the terms of the Merger. After the merger, TNSX had 12,472,917 common shares outstanding.

Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Transax for the net monetary assets of TNSX, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the "legal acquiror" (TNSX) are those of the "accounting acquiror" (Transax). Costs associated with the reverse merger were expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented. Activities of the legal aquiror are included from the date of the transaction onward.

On August 8, 2003, the shareholders of both TNSX and Transax held meetings. TNSX’s shareholders approved the following ratifications: (i) name change from Vega-Atlantic Corporation to Transax International Limited; (ii) the Stock Option Plan, and; (iii) the reverse Stock Split. Moreover, on August 8, 2003, the shareholders of Transax approved the terms and conditions of the Agreement in Principle and of the Merger Agreement.

Pursuant to the terms of the Merger Agreement and a corresponding contribution agreement, Transax has contributed to the Company 11,066,207 shares of its restricted common stock, 4,500,000 stock options and 4,100,000 share purchase warrants. Pursuant to further terms of the Agreement, the Company has: (i) exchanged with the Transax shareholders an aggregate of 11,066,207 shares of the Company’s restricted common stock (on the basis of each two Transax shares of common stock exchanged into the right to receive one share of common stock of TNSX); (ii) exchanged with the Transax option holders an aggregate of 4,500,000 stock options to acquire up to 4,500,000 shares of TNSX’s common stock to replace all stock options presently outstanding in Transax (on the basis of each two Transax stock options exchanged into the right to receive one stock option of TNSX); and (iii) exchanged with the Transax warrant holders an aggregate of 4,100,000 share purchase warrants to acquire up to 4,100,000 shares of TNSX’s common stock to replace all share purchase warrants presently outstanding in Transax (on the basis of each two Transax share purchase warrants exchanged into the right to receive one share purchase warrant of TNSX).

On September 22, 2003 the Board of Directors of the Company approved a change in fiscal year end of the Company from March 31st to a calendar year-end of December 31st. The Board of Directors’ decision to change the fiscal year end was based upon consummation of the Merger and the resulting continuation of the corporate entity TNSX under the Merger, which has a calendar year end.

3. Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $6,687,700 and has a stockholders’ deficit of approximately $1,621,500 at December 31, 2003. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2003, these deficiencies amounted to approximately $298,600, including a provision of interest and fines of approximately $61,700. This payroll liability is included as part of the accrued payroll and related expenses within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Summary of Significant Accounting Policies

  Principle of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly – owned subsidiaries. All significant intercompany transactions and balances have been eliminated (see Note 2).

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition

  Revenue from the sale of software products, which do not require any significant production, modification or customization for the Company’s targeted customers and do not have multiple elements, is recognized when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectibility is probable.

  Cash and Cash Equivalents

  Cash and cash equivalents consists of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less. As of December 31, 2003, the Company had no cash equivalents.

  Property and Equipment, net

  Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives (approximately 2 – 10 years) of the assets. Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while major repairs are capitalized.

  Impairment

  Certain long-term assets of the Company are reviewed when changes in circumstances indicate their carrying values may have become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of depreciation or amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, management expects those assets related to its continuing operations to be fully recoverable.

  Income Taxes

  The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Foreign Currency Translation

  The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency (TDS – Brazilian Real, Transax Australia, - Australian dollar and Transax and the Company – USD) are included in the Statement of Operations as incurred.

  Loss Per Share

  Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding has been retroactively restated for all the periods presented to reflect the effects of the merger (see Note 2). Diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

  At December 31, 2003, there were 4,748,570 outstanding warrants and 2,743,270 outstanding options that were granted under the year 2003 incentive stock option plan (See Note 14). These securities may dilute the earnings per share calculation in the future.

  Comprehensive Income

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income, which currently includes only foreign currency translation adjustments, is shown net of tax in the Statement of Changes in Stockholders’ Deficit.

  Fair Value of Financial Instruments

  SFAS No. 107, Disclosures about Fair Values of Financial Instruments, requires disclosing fair value to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

  For certain financial instruments, including cash, accounts payable and accrued expenses and short term debt, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

  Stock Based Compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option-vesting period.

  The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

  Allowance for Doubtful Accounts

  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2003, the allowance for doubtful accounts was $NIL.

5. Financial Instruments / Credit risk

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company’s principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

The Company had net sales to 2 major customers during each of the years ended December 31, 2003 and 2002. These sales accounted for approximately 95% or $294,100 and 100% or $51,600 of the total sales for the years 2003 and 2002, respectively.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At December 31, 2003 the Company did not have cash balances on deposit that exceeded the federally insured limits.

6. New Authoritative Pronouncements

  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal periods beginning after December 15, 2002.

  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

The Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.

7. Income Taxes

At December 31, 2003 the Company has recorded a deferred tax asset of approximately $980,100. This deferred tax asset is due primarily to accumulated net operating losses incurred since inception. A valuation allowance of an equal amount has been recorded because the Company believes it is more likely than not that the losses will not be utilized. The valuation allowance increased by approximately $961,600 in 2003.

The Company has accumulated approximately $2,649,000 of taxable losses, which can be used to offset future federal taxable income. The utilization of the losses expires as follows:

Year	Amount

2021	$199,200
2022	$228,200
2023	$2,221,600

$2,649,000

Transax files its income tax return on a single company basis as U.S. tax rules prohibit the consolidation of its foreign subsidiaries.

TDS has accumulated tax loss carryforwards of approximately $2,546,800 at December 31, 2003 (2002 - $1,327,200). Current Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to 30 % of taxable profits.

These losses gives rise to a deferred tax asset of approximately $866,000 (2002 - $454,000), which has been offset by a valuation allowance of the same amount as the Company believes it is more likely than not that the losses will not be utilized. The valuation allowance increased by approximately $412,000.

8. Foreign Operations

The Company identifies its operating segments based on its business activities and geographical locations. The Company operates within a single operating segment, being a provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company operates in Brazil, Australia and Mauritius, and has a registered mailing address in Singapore and in the USA. All of the Company’s assets are located in Brazil.

	Year ended December 31,
	2003	2002

Net sales to Unaffiliated Customers
Brazil	$309,589	$51,604
USA	-	-
Singapore	-	-
Australia	-	-
Mauritius	-	-

	$309,589	51,604
Loss from operations
Brazil	(1,446,721)	(1,511,799)
USA	(1,753,628)	(277,647)
Singapore	(33,256)	(7,299)
Australia	(108,934)	-
Mauritius	(9,500)	-

	(3,352,039)	(1,796,745)

	(3,042,450)	(1,745,141)
Other income (expenses)
Brazil	(105,687)	(371,747)
USA	(90,758)	-
Singapore	-	-
Australia	8,620	-
Mauritius	-	-

	(187,826)	(371,747)

Net loss as reported in the accompanying statements	$(3,230,276)	$(2,116,888)

9. Net loss per share

Net loss per share is based on the weighted average number if shares outstanding, reflecting the shares issued in the Merger as outstanding for all periods presented (See Note 2).

10. Property and Equipment

Property and equipment are comprised of the following:

December 31, 2003
Computer equipment	$215,706
Furniture and fixtures	14,982
Other	43,491

Total at cost	274,179
Less : accumulated depreciation and amortization	171,507

Net property and equipment	$102,672

In 2003, the Company changed the estimated useful lives of certain assets in order to reflect better current circumstances. Depreciation and amortization charged to operations is approximately $106,200 and $27,000 for each of the years ended December 31, 2003 and 2002, respectively.

11. Software Developments Costs

The Company established the technological feasibility of its MedLink Solutions in the year ended December 31, 2002. Therefore, from Inception to December 31, 2002, all costs incurred in establishing the technological feasibility of the MedLink Solutions were charged to expense when incurred, as required by SFAS No. 2, Accounting for Research and Development Costs.

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company has capitalized certain of its software development costs incurred during the year ended December 31, 2003. The capitalized costs are amortized, starting in the third quarter, based on the current and future revenue for each product. Approximately $24,400 in amortization of the development costs was charged to operations for the year ended December 31, 2003 (2002 : $Nil).

12. Commitments and Contingencies

Rent

The Company has an operating lease for rental of office space in Brazil, renewable on an annual basis.

Rent expense amounted to approximately $46,000 and $64,200 and is classified as part of general and administrative expenses in the statement of operations for each of the years ended December 31 2003 and 2002, respectively.

Leases

In 2003 and 2002, the Company acquired Point-of-Sale terminals and various computer equipment under two leases that have been capitalized for approximately $88,400, and are included in property and equipment. Depreciation expense included in the statement of operations is approximately $29,600 and approximately $16,100 for each of the years ended December 31, 2003 and 2002 respectively. One lease will expire in October 2004 and has an interest rate of approximately 6.3%. The second lease will expire in December 2005, and has an interest of approximately 8.4%. Interest expense related to these two leases for the year ended December 31, 2003 was approximately $22,700 (2002 : $ 29,400).

The minimum lease payments under these capital leases are as follows:

For the year ending December 31,

2004	$46,031
2005	$13,268

$59,299

Sales

Through contractual agreements with three main customers, the Company is committed to provide installations of its Medlink Solutions as per the respective roll-out plans and to process transactions over the next two calendar years. Above-cost fees are charged for each installation and transaction processed.

13. Litigation

In the normal course of its operations, the Company may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they would have a material adverse effect on the Company’s business or financial condition or results of operations.

14. Share Capital

Common Stock

On August 14, 2003, pursuant to the terms of the Merger, the Company issued 11,066,207 shares of restricted common stock in exchange of all the outstanding shares of Transax limited, including 300,000 shares issued for finder’s fees. Nine (9) additional shares were issued pursuant to the Merger, to satisfy rounding of the 2:1 reverse split.

On August 28, 2003, the Company issued 1,206,730 shares of common stock for options exercised, for net proceeds of $652,071. The proceeds were utilized for the settlement of existing debt.

On August 28, 2003, the Company issued 100,000 units, at $ 1.00 per unit, in settlement of $100,000 of debt. Each unit is comprised of one common share and one half warrant. Each warrant entitles the holder to purchase an additional share of TNSX’s common stock at $1.50, for a period of 12 months.

On October 22, 2003, the Company issued 87,500 shares of common stock for options exercised, for net proceeds of $43,750. The proceeds were utilized for the settlement of advances payable (See Note 15).

On November 21, 2003, the Company agreed to issue 450,000 units for the conversion of $225,000 of advances payable. Each unit is comprised of one common share and one half warrant. Each warrant entitles the holder to purchase an additional share of TNSX’s common stock at $1.00, for a period of 24 months. At December 31, 2003, these units had not yet been issued (See Note 15).

On November 21, 2003, the Company agreed to issue 45,000 shares of common stock for finders’ fees for advances. $27,900 is included as stock based compensation on the statement of operations. At December 31, 2003, these shares had not yet been issued.

On December 3, 2003, the Company issued 162,500 shares of common stock for options exercised, for net proceeds of $40,625. The proceeds were utilized for the settlement of advances payable (See Note 15).

On December 31, 2003, the Company agreed to issue 300,000 shares of common stock for options exercised, for net proceeds of $75,000. The proceeds were utilized for the settlement of advances payable. At December 31, 2003, these shares had not yet been issued (See Note 15).

On December 31, 2003, the Company agreed to issue 373,570 units for the conversion of a $66,195 loan from a related party whose officer is an officer of Company. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of TNSX’s common stock at $0.50, for a period of 12 months. At December 31, 2003, these units had not yet been issued. The loan and accrued interest amounted to approximately $93,400 at the date of conversion.

As at December 31, 2003, 14,029,647 shares were issued and outstanding.

Stock Options

On December 31, 2002 the Board of Directors of Transax approved the adoption of a 2003 incentive Stock Option Plan. Pursuant to the Merger, the Company has adopted Transax’s Stock Option Plan. The Plan is effective as of January 1, 2003 and provides for the issuance of stock options to employees, consultants and directors. As per the terms of the Merger, on August 14, 2003, the Company issued 4,500,000 options under the Stock Option Plan.

As at December 31, 2003, the Company issued 6,999,040 stock options and cancelled 2,799,040 stock options under the Plan. During the year ended December 31, 2003, 1,456,730 stock options were exercised. At December 31, 2003, 2,743,270 stock options were outstanding. There were no stock options granted in 2002. These securities may dilute the earnings per share calculation in the future.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and complies with SFAS No. 123 Accounting for Stock-Based Compensation. For financial statement disclosure purposes, the fair market value of each stock option and stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 2.44%, volatility of 136.11% and expected term of 5 years. In the year ended December 31, 2003, under SFAS No 123, the Company incurred a stock based compensation cost of $919,500 for the issuance of options, and $211,700 for the issuance of warrants.

For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the year ended December 31, 2003 and 2002 is as follows:

	For the year ended December 31,
	2003	2002

Net loss as reported	$(3,230,276)	$(2,116,888)
Amount by which stock-based employee compensation as determined under fair value based method for all awards exceeds the compensation as determined under the intrinsic value method.	$(1,258,700)	-

Pro forma net loss under SFAS No. 123	$(4,488,976)	$(2,116,888)

Basic and diluted net loss per common share as reported	$(0.25)	$(0.17)
Pro forma net loss per common share under SFAS No. 123	$(0.35)	$(0.17)

The table below lists the exercise prices and expiry date of outstanding options.
		Number of Options	Date of Issue	Exercise Price	Expiration Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Granted,	August 14, 2003	4,500,000	14-Aug-03	0.50	14-Aug-08	$0.36	3.37
	exercised during the year	(1,206,730)
	cancelled during the year	(1,293,270)

	number exercisable	2,000,000
Granted,	October 1, 2003	1,293,270	1-Oct-03	0.50	22-Oct-08	-	-
	exercised during the year	(87,500)
	cancelled during the year	(1,205,770)

	number exercisable	-
Granted,	December 1, 2003	1,205,770	1-Dec-03	0.25	1-Dec-08	$0.07	1.33
	exercised during the year	(162,500)
	cancelled during the year	(300,000)

	number exercisable	743,270
Balance,	December 31, 2003	2,743,270				$0.43	4.71 years

The weighted average fair value of options granted during 2003 is $0.30.

Warrants

As at December 31, 2003, 4,748,570 warrants were outstanding. Stock based compensation charges of approximately $211,700 are included on the statement of operations. There was no issuance of warrants in 2002. These securities may dilute the earnings per share calculation in the future.

The table below lists the exercise prices and expiry date of outstanding warrants.

		Number of Options	Date of Issue	Exercise Price	Expiration Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Granted,	August 14, 2003	4,100,000	14-Aug-03	1.00	14-Aug-08
Granted,	August 26, 2003	50,000	26-Aug-03	1.50	26-Aug-04
Granted,	November 21, 2003	225,000	21-Nov-03	1.00	20-Nov-05
Granted,	December 31, 2003	373,570	31-Dec-03	0.50	31-Dec-04

Balance,	December 31, 2003	4,748,570				$0.93	4.31

The weighted average fair value of warrants granted during 2003 is $0.32.

15. Cash Advances

During the year ended December 31, 2003, the Company has received cash advances from a non-related company of $526,500 for working capital purposes. The Company has accounted for 1,000,000 common shares for the settlement of approximately $384,400 of these advances payable. The Company has issued 250,000 shares and the remaining 750,000 shares have not been issued as of December 31, 2003. The remaining advances are accruing 1% interest per month, starting September 1, 2003. Interest expenses related to these advances is approximately $10,500. At December 31, 2003, approximately $152,600 in advances and accrued interest were due to this non-related company.

16. Related Parties

Convertible Loans

On December 31, 2002, the Company borrowed $66,195 from a related party whose officer is an officer of the Company. On March 31, 2003, the Company borrowed $255,000 from this related party, and another $100,000 on April 30, 2003. During the year ended December 31, 2003, the Company incurred approximately $41,300 in interest. Each loan is repayable on or before a six-month term. The interest rate is 12% per annum compounded monthly. The lender shall have the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of TNSX, at a conversion price of $0.25 per unit. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at $0.50, for a period of twelve months.

At December 31, 2003, the loans for $255,000 and $100,000 were in default, and the holder of the notes has not exercised the conversion feature. At December 31, 2003, approximately $32,800 in interest was accrued on these two loans.

The Company did not incur beneficial conversion charges because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

Advances

During the year ended December 31, 2003, a related party whose officer is an officer of the Company advanced the Company $839,045 for working capital purposes. During the year, the related party converted $355,000 of advances into convertible loans and converted approximately $495,200 of advances into 5,980,797 pre-merger common shares of Transax Limited. As per the terms of the Merger, these shares were subject to a 2:1 reverse split, and were then exchanged for common shares of the Company.

These advances are accruing 1% interest per month, starting September 1, 2003. At December 31, 2003, approximately $188,400 in advances and accrued interest were due to this related party. This balance is included in due to related party on the balance sheet.

Expenses

Within the statement of operations, the following related party costs were expensed during the year ended December 31, 2003:

  The Company incurred approximately $132,000 in consulting and management fees (2002:$30,000) to a director of the Company. At December 31, 2003, approximately $83,600 in consulting fees and approximately $57,900 in expenses were outstanding to this director;
  The Company incurred $96,000 in consulting and management fees (2002: $96,000) to a company whose officer is an officer of the operating subsidiary of the Company. At December 31, 2003, $2,000 in consulting fees was outstanding to this officer;
  The Company incurred approximately $30,800 in consulting and management fees (2002: $4,900) to a director of the Company. At December 31, 2003, approximately $6,400 in consulting fees and approximately $3,100 in expenses were outstanding to this director;
  The Company incurred approximately $69,700 in consulting fees (2002: 13,800) to a company whose officer is an officer of the Company. At December 31, 2003, approximately $26,700 in consulting fees and approximately $700 in expenses were outstanding to this officer;
  The Company incurred approximately $58,700 in consulting fees (2002: $0) to a company whose director is a director of the Company. At December 31, 2003, approximately $15,700 in consulting fees was outstanding to this director;
  The Company incurred approximately $10,000 in consulting fees (2002: $0) to a company whose officer was a director of the Company. This director resigned effective October 15, 2003;
  The Company incurred approximately $ 56,800 in interest (2002: $0) to a company whose director is a director of the Company.

17. Subsequent events

  On January 1, 2004, the Company adopted new Bylaws, rendering the Company’s securities eligible for electronic transfer (“DTC”).
  On January 14, 2004, the Company issued 150,000 shares of its common stock for services rendered in the amount of $37,500;
  On January 14, 2004, the Company issued 150,000 shares for conversion of $ 37,500 in cash advances received from a non-related company;
  On February 10, 2004, the Company issued 300,000 shares of its common stock for options exercised. The proceeds of $75,000 were utilized to repay existing debt;
  On March 5, 2004, the Company received approximately $139,500 from a related party whose officer is an officer of the Company. The loan has a 12-month term and bears interest of 0.8% per month, compounded monthly, and does not have a conversion feature;
  On March 11, 2004, the Company terminated the engagement with its transfer agent, and appointed a new transfer agent. Concurrently, the Company’s securities are now fully eligible to transfer on the electronic system of the DTC.

Back to Index of Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On September 22, 2003, the Board of Directors of the Company terminated the services of LaBonte & Co., Chartered Accountants (“LaBonte”) as principal independent accountant for the Company. The termination of LaBonte is a result of consummation of the merger between Transax Limited and Vega-Atlantic Corporation and the subsequent decision by the Board of Directors that it would be in the best interests of the Company to effect a change in auditors to the current auditors of Transax Limited. During the Company’s two most recent fiscal years and any subsequent interim period preceding the resignation of LaBonte, there were no disagreements with LaBonte which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LaBonte, would have caused LaBonte to make reference to the subject matter of the disagreements in connection with its reports. The report of LaBonte for fiscal year ended March 31, 2003 indicated the following:

“In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated June 3, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.”

Except as described in the immediately preceding paragraph, the report of LaBonte did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
On September 22, 2003, the Board of Directors of the Company approved and authorized the engagement of Moore Stephens, P.C., 708 Third Avenue, New York, New York 10017-5102 as the principal independent accountant for the Company.

ITEM 8A. Controls and Procedures

The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

There were no significant changes in the Company’s internal control or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation date.

PART III

ITEM 9. Directors, Executive Officers, promoters and control persons; Compliance with 16(a) of the Exchange Act

Identification of Directors and Executive Officers

As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name	Age	Position
Stephen Walters	45	President / Chief Executive Officer and Director
Nathalie Pilon, cma	36	Chief Financial Officer / Secretary
Laurie Bewes, BBA	52	Director
David M. Bouzaid	49	Director
Graeme W. Smith	46	Vice President and Director (1)
(1) As of the date of this Annual Report, Mr. Smith has advised the Company that he will be tendering his resignation effective April 22, 2004.

Biographies of Officers and Directors

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

NATHALIE PILON is the Chief Financial Officer and Secretary of the Company. Ms. Pilon is currently the Chief Financial Officer of Transax. Prior to joining Transax, Ms. Pilon held the position of Chief Financial Officer for MIV Therapeutics Inc., a NASD OTC Bulletin Board company. In addition, Ms. Pilon has gained significant experience in finance, accounting and strategic planning while acting as Financial Officer for Syreon Corporation, and as Financial Controller for various biotech and high tech public development stage companies such as Lorus Therapeutics, Inc. and Chromos Molecular Systems. Over the past few years, Ms. Pilon has also consulted with exploration stage companies such as Olympic Resources, Petrogen Corp. and Ross River Minerals. Ms. Pilon holds a CMA designation and obtained her bachelor's degree in Business Administration from Sherbrooke University in 1990.

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

DAVID BOUZAID is a director of the Company. Mr. Bouzaid currently is a director of Transax. Mr. Bouzaid has accumulated 27 years’ experience in the health insurance industry within Asia and the Australasia region. Mr. Bouzaid specializes in New Business Development within the health insurance industry and over the past four years he has gained a wealth of experience in Global Healthcare Insurance. Mr. Bouzaid is currently regional director (Asia-Pacific) for Interglobal Insurance Services Ltd. based in Bangkok, Thailand.

Involvement in Certain Legal Proceedings

As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Audit Committee

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the Board of Directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

The Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

Audit Committee Financial Expert

As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and the persons who beneficially own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

As of the date of this Annual Report, certain of the Executive Officers or Directors of the Company are compensated for their roles as Managing Directors or Executive Officers of the Company. Officers and Directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. None of the Company's Directors or Executive Officers are party to written employment or consulting agreements with the Company. The Company has, however, informal month-to-month verbal agreements with certain Officers or Directors. However, as of the date of this Annual Report, Mr. Walters and Ms. Pilon derive remuneration from the Company as compensation for consulting services rendered. See “Summary Compensation Table”. Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Walters Consulting Agreement

The Company and Stephen Walters, the President/Chief Executive Officer and a director of the Company, entered into a verbal month-to-month consulting services agreement (the "Walters Consulting Agreement"). Pursuant to the terms and provisions of the Walters Consulting Agreement: (i) Mr. Walters agreed to provide managerial services to the Company; and (ii) Mr. Walters shall be paid a monthly fee of $11,000.00 US Dollars for a potential annual salary of $132,000.00, and reimbursement of expenses.

During fiscal year ended December 31, 2003, an aggregate of $ 132,000 in consulting fees was incurred to Mr. Walters for services rendered by Mr. Walters to the Company under the Walters Consulting Agreement. During fiscal year ended December 31, 2003, the Company paid $48,375 to Mr. Walters as compensation for services rendered to the Company under the Walters Consulting Agreement. As of December 31, 2003, an aggregate amount of $83,625 and $57,900 for expenses remain due and owing to Mr. Walters by the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

Smith Consulting Agreement

The Company and Graeme Smith, the prior Vice President and a prior director of the Company, entered into a verbal month-to-month consulting services agreement (the "Smith Consulting Agreement"). Pursuant to the terms and provisions of the Smith Consulting Agreement: (i) Mr. Smith agreed to provide technical and managerial services to the Company; and (ii) Mr. Smith shall be paid a per diem fee of $450.00 US Dollars, and reimbursement of expenses.

During fiscal year ended December 31, 2003, an aggregate of $30,755 in consulting fees was incurred to Mr. Smith for services rendered by Mr. Smith to the Company under the Smith Consulting Agreement. During fiscal year ended December 31, 2003, the Company paid $24,355 to Mr. Smith as compensation for services rendered to the Company under the Smith Consulting Agreement. As of December 31, 2003, an aggregate amount of $ 6,400 and $ 3,100 for expenses remain due and owing to Mr. Smith by the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

As of the date of this Annual Report, Mr. Smith has advised the Company that he will be tendering his resignation as director and Vice President effective April 22, 2004.

Pilon Consulting Agreement

The Company and Nathalie Pilon, the Chief Financial Officer of the Company, entered into a verbal month-to-month consulting services agreement (the "Pilon Consulting Agreement"). Pursuant to the terms and provisions of the Pilon Consulting Agreement: (i) Ms. Pilon agreed to provide financial, administrative and managerial services to the Company; and (ii) Ms. Pilon shall be paid a monthly fee of $7,500.00 US Dollars (starting September 1, 2003) for a potential annual salary of $82,500, and reimbursement of expenses. From January 1, 2003 to February 28, 2003, MS. Pilon was paid and hourly fee of $75. From March 1, 2003 to August 31, 2003, Ms. Pilon was paid monthly fee of $4,500.

During fiscal year ended December 31, 2003, an aggregate of $69,698 in fees was incurred to Ms. Pilon for services rendered by Ms. Pilon to the Company under the Pilon Consulting Agreement. During fiscal year ended December 31, 2003, the Company paid $42,975 to Ms. Pilon as compensation for services rendered to the Company under the Pilon Consulting Agreement. As of December 31, 2003, an aggregate amount of $ 26,700 for consulting fees and $670 for expenses remain due and owing to Ms. Pilon by the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

Bewes Consulting Agreement

The Company and Laurie Bewes, a director of the Company, entered into a verbal month-to-month consulting services agreement (the "Bewes Consulting Agreement"). Pursuant to the terms and provisions of the Bewes Consulting Agreement: (i) Mr. Bewes agreed to provide managerial and developmental services to the Company; and (ii) Mr. Bewes shall be paid a monthly fee of AUD $10,000 (USD approximately $6,600) for a potential annual salary of AUD $120,000 (USD approximately $79,200) (starting April 1, 2003), and reimbursement of expenses.

During fiscal year ended December 31, 2003, an aggregate of USD $ 58,724 in fees was incurred to Mr. Bewes for services rendered by Mr. Bewes to the Company under the Bewes Consulting Agreement. During fiscal year ended December 31, 2003, the Company paid $ 43,064 to Mr. Bewes as compensation for services rendered to the Company under the Bewes Consulting Agreement. As of December 31, 2003, an aggregate amount of $ 15,660 remains due and owing to Mr. Bewes by the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

De Castro Consulting Agreement

The Company and Americo De Castro, an executive officer of the subsidiary of the Company, entered into a verbal month-to-month consulting services agreement (the "De Castro Consulting Agreement"). Pursuant to the terms and provisions of the De Castro Consulting Agreement: (i) Mr. De Castro agreed to provide technical, research and developmental services to the Company’s subsidiary; and (ii) Mr. De Castro shall be paid a monthly fee of $8,000.00 US Dollars for an aggregate annual salary of $96,000.00, and reimbursement of expenses.

During fiscal year ended December 31, 2003, an aggregate of $ 96,000 in fees was incurred to Mr. De Castro for services rendered by Mr. De Castro to the Company’s subsidiary under the De Castro Consulting Agreement. During fiscal year ended December 31, 2003, the Company paid $ 94,000 to Mr. De Castro as compensation for services rendered to the Company’s subsidiary under the De Castro Consulting Agreement. As of December 31, 2003, an aggregate amount of $2,000 remains due and owing to Mr. De Castro by the Company.

ICI Consulting Agreement

On April 1, 1999 and as renewed on April 1, 2001, the Company and Investor Communications International, Inc., a Washington private corporation (“ICI”), entered into a two-year consulting agreement. Pursuant to the terms of the consulting agreement, ICI performed a wide range of management, administrative, financial, and public company services. The consulting agreement was terminated in favor of a revised consulting services arrangement entered into commensurate with the completion of the Merger Agreement. Mr. Grant Atkins, a prior director and executive officer of the Company, derived remuneration from the Company indirectly through ICI. Mr. Atkins was contracted by ICI and part of the management team provided by ICI to the Company.

On July 15, 2003, pursuant to the terms and provisions of the Merger Agreement, the Company and ICI entered into a new consulting services agreement (the “ICI Consulting Services Agreement”). Pursuant to the provisions of the ICI Consulting Services Agreement, ICI provided to the Company such finance and general managerial services as determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the information network solutions industry, including the MedLink solution, for a monthly fee of $10,000. Mr. Grant Atkins continued to consult directly to ICI and formed part of the management team provided by ICI to the Company and derived remuneration from ICI for such services rendered to the Company.
Effective September 30, 2003, the Company accepted the resignation of ICI as management consultant to the Company. Therefore, as of September 30, 2003, the ICI Consulting Services Agreement was terminated.

Mr. Grant Atkins, a previous director and executive officer of the Company, consulted directly to ICI and formed part of the management team provided by ICI to the Company and derived remuneration from ICI for such services rendered to the Company. During fiscal year ended December 31, 2003, Mr. Atkins received an aggregate of $6,250 from ICI for services provided to the Company pursuant to the previous consulting services agreement and the ICI Consulting Agreement.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers and directors of the Company during fiscal years ended December 31, 2002 and December 31, 2003 from the Company subsequent to consummation of the Merger Agreement and from Transax Limited prior to consummation of the Merger Agreement.

The table below outlines the compensation paid to executive officers and directors, for the year ended December 31, 2003. The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

		Annual Compensation			Awards		Payout
Name and Position	Year	Salary $	Bonus $	Other $	RSA $	Options #	LTIP $	Other $
Stephen Walters, President / CEO and Director	2002	0	0	120,000	0	-	0	0
	2003	0	0	48,375(1)	0	1,000,000	0	0
Graeme Smith, Vice President and Director	2002	0	0	4,900	0	-	0	0
	2003	0	0	24,337(2)	0	150,000	0	0
Nathalie Pilon, Chief Financial Officer and Secretary	2002	0	0	13,800	0	-	0	0
	2003	0	0	42,975(3)	0	100,000	0	0
Laurie Bewes, Director	2002	0	0	30,000	0	-	0	0
	2003	0	0	43,064(4)	0	200,000	0	0
David Bouzaid, Director	2002	0	0	0	0	-	0	0
	2003	0	0	0	0	200,000	0	0
Grant Atkins, Prior President and Director	2002	0	0	12,000	0	-	0	0
	2003	0	0	17,000(5)	0	-	0	0

(1) Amount received by Mr. Walters pursuant to the Walters Consulting Agreement. As of December 31, 2003, an aggregate amount of $83,625 in consulting fees and $57,900 for reimbursement of expenses remains due and owing.
(2) Amount received by Mr. Smith pursuant to the Smith Consulting Agreement. As of December 31, 2003, an aggregate amount of 6,400 in consulting fees and $3,100 for reimbursement of expenses remains due and owing. As of the date of this Annual Report, Mr. Smith has advised the Company that he will be tendering his resignation effective April 22, 2004.
(3) Amount received by Ms. Pilon pursuant to the Pilon Consulting Agreement. As of December 31, 2003, an aggregate amount of $26,700 for consulting fees and $670 for reimbursement of expenses remains due and owing.
(4) Amount received by Mr. Bewes pursuant to the Bewes Consulting Agreement. As of December 3,1 2003, an aggregate amount of 15,660 for consulting fees remains due and owing.
(5) Grant Atkins received compensation indirectly from the Company pursuant to the contractual relationship between the Company and ICI during fiscal years ended December 31, 2002 and 2003.

Stock Option Plan

Of the 4,500,000 Stock Options granted, 2,056,730 Stock Options have been exercised. The table below reflects the Stock Options originally granted to directors, executive officers, affiliates or shareholders holding greater than 5% of the equity in the Company, and the respective percentage of Stock Options granted to such person in relation to the aggregate total of 4,500,000 Stock Options granted (without taking into consideration the exercise of any Stock Options.) As of the date of this Annual Report, no Stock Options have been exercised by any of the executive officers and directors of the Company. See “Aggregate Options/SAR Exercises” below.

Name	Number of Securities Underlying Options	Percent of Total Options Granted	Exercise Price	Date of Expiration

Stephen Walters	1,000,000	22.22%	$0.50	14-Aug-08
Graeme Smith	150,000	3.33%	$0.50	14-Aug-08
Nathalie Pilon	100,000	2.22%	$0.50	14-Aug-08
Laurie Bewes	200,000	4.44%	$0.50	14-Aug-08
David Bouzaid	200,000	4.44%	$0.50	14-Aug-08
Asia Pacific Holdings	1,293,270	28.74%	$0.25	1-Dec-08
International Market Trend AG	1,206,730	26.82%		14-Aug-08
Total	4,150,000	92%

Aggregated Options/SAR Exercises

Name	Shares Acquired on Exercise	Value Realised	Number of Securities Underlying Unexercised Options	Value of Unexercised in-the-money Options

International Market Trend AG	1,206,730(1)	$3,620,190	0	n/a
Asia Pacific Holdings	850,000(2)	$173,375	355,770	n/a

(1) Pursuant to certain Notice and Agreements of Option, certain Designates of IMT have exercised 1,206,730 Stock Options at the exercise price of $0.50 per option to acquire 1,206,730 shares of the Common Stock of the Company. In connection with the exercise of the Stock Options, the shares of Common Stock of the Company were issued to certain Designates who have provided bona fide services to the Company, which services did not include directly or indirectly the promotion or maintenance of a market for the Company's securities nor were rendered in connection with the offer or sale of securities in a capital-raising transaction.

(2) Pursuant to certain Notice and Agreements of Option, 87,500 Stock Options have been exercised at $0.50 per share in settlement of debt due and owing to Asia Pacific in the amount of $43,750 by assignment of such debt to certain Designates of Asia Pacific, and 762,500 Stock Options have been exercised at $0.25 per share in settlement of debt due and owing to Asia Pacific in the amount of $190,625 by assignment of such debt to certain Designates of Asia Pacific. In connection with the exercise of the Stock Options, 850,000 shares of Common Stock of the Company were issued to certain Designates who have provided bona fide services to the Company, which services did not include directly or indirectly the promotion or maintenance of a market for the Company's securities nor were rendered in connection with the offer or sale of securities in a capital-raising transaction;

ITEM 11. Security Ownership of Certain Beneficial owners and Management

As of the date of this Annual Report, there are 15,303,217 shares of Common Stock issued and outstanding, and the Company is obliged to issued an additional 495,000 shares of Common Stock. The following table sets forth information as of the Record Date concerning: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

Title of Class	Name and Address of Beneficial Owner		Amount and Nature of beneficial Ownership	Percent of Class

Common Stock	Cardlink Worldwide, Inc #5 - 2330 NW 102nd AVE Miami, Florida 33172	(1) (2)	1,191,870	7.79%
Common Stock	Stephen Walters Bali View Block A4/7 Jl. Cirendeu Raya 40 Jakarta Selatan 13419 Indonesia	(1) (3)	6,100,846	32.10%
Common Stock	Carlingford Investments, Ltd 80 Raffles Place #16-20 UOB Plaza II Singapore, 048624	(1) (4)	1,000,000	6.53%
Common Stock	Graeme Smith 25 South Harper's Road Woodend, Victoria, Australia 3442	(1) (5)	150,000	0.97%
Common Stock	Nathalie Pilon 2919 Ontario Street Vancouver, BC, Canada, V5T 2Y5	(1) (6)	150,000	0.97%
Common Stock	Laurie Bewes 429 Willawrong Road Caringbah, Australia, NSW, 2229	(1) (7)	425,000	2.74%
Common Stock	David Bouzaid Jl. Bangka 7 Dalam No.3A Kemang, Jakarta Selatan 12730 Indonesia	(1) (8)	250,000	1.61%
Common Stock	All officers and directors as a group (5 persons)	(9)	7,075,846	36.00%

(1) These are restricted shares of Common Stock;

(2) The 1,191,870 shares of Common Stock are held of record by Cardlink Worldwide Inc. as trustee on behalf of all underlying shareholders of Cardlink Worldwide, Inc;

(3) Stephen Walters is an initial founding shareholder of Transax. This figure includes: (a) 9 shares of Common Stock held of record by Mr. Walters; (b) 2,400,837 shares of Common Stock held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights; (c) an assumption of the exercise by Mr. Walters of an aggregate of 1,000,000 Stock Options granted to Mr. Walters to acquire 1,000,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008; and (d) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 2,700,000 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 2,700,000 shares of Common Stock at a price of $1.00 per share expiring on August 14, 2008;

(4) The 1,000,000 shares of Common Stock are held of record by Carlingford Investments Limited as trustee on behalf of several underlying shareholders of Carlingford Investments Limited;

(5) This figure includes the assumption of the exercise by Mr. Smith of an aggregate of 150,000 Stock Options granted to Mr. Smith to acquire 150,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008. Effective April 14, 2004, Mr. Smith has tendered his resignation as the Vice-President and a director of the Company.

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

(9) This figure includes: (a) an aggregate of 2,725,846 shares of Common Stock held of record; (b) the assumption of the exercise of an aggregate of 1,650,000 Stock Options to acquire 1,650,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008; and (c) the assumption of the exercise of 2,700,000 warrants to acquire 2,700,000 shares of Common Stock at an exercise price of $1.00 per share expiring on August 14, 2008.

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 12. Certain Relationships and Related Transactions

With the exception of the current month-to-month contractual relations between the Company and Messrs. Walters and De Castro and Ms. Pilon as described below, as of the date of this Annual Report, the Company has not entered into any contractual arrangements with related parties other than those transactions resulting primarily from advances made by related parties to the Company. The Board of Directors of the Company has not adopted or approved any policy regarding possible future transactions with related third parties.

The executive officers and directors of the Company may be engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The executive officers and directors of the Company may have other business interests to which they may devote a portion of their time. Certain conflicts of interest, therefore, may arise between the Company and its executive officers and directors. Such conflicts can be resolved through the exercise by such executive officers and directors of judgment consistent with their fiduciary duties to the Company. The executive officers and directors intend to resolve such conflicts in the best interests of the Company. Moreover, the executive officers and directors will devote his time to the affairs of the Company as they deem necessary.

Management Contracts

Walters Consulting Agreement

The Company and Stephen Walters, the President/Chief Executive Officer and a director of the Company, entered into the Walters Consulting Agreement. Pursuant to the terms and provisions of the Walters Consulting Agreement: (i) Mr. Walters agreed to provide managerial services to the Company; and (ii) Mr. Walters shall be paid a monthly fee of $11,000.00 US Dollars for a potential annual salary of $132,000.00, and reimbursement of expenses.

Pilon Consulting Agreement

The Company and Nathalie Pilon, the Chief Financial Officer of the Company, entered into the Pilon Consulting Agreement. Pursuant to the terms and provisions of the Pilon Consulting Agreement: (i) Ms. Pilon agreed to provide financial, administrative and managerial services to the Company; and (ii) Ms. Pilon shall be paid a monthly fee of $7,500.00 US Dollars (starting September 1, 2003) for a potential annual salary of $82,500, and reimbursement of expenses. From January 1, 2003 to February 28, 2003, Ms. Pilon was paid and hourly fee of $75. From March 1, 2003 to August 31, 2003, Ms. Pilon was paid monthly fee of $4,500.

De Castro Consulting Agreement

The Company and Americo De Castro, an executive officer of the subsidiary of the Company, entered into the De Castro Consulting Agreement. Pursuant to the terms and provisions of the De Castro Consulting Agreement: (i) Mr. De Castro agreed to provide technical, research and developmental services to the Company’s subsidiary; and (ii) Mr. De Castro shall be paid a monthly fee of $8,000.00 US Dollars for an aggregate annual salary of $96,000.00, and reimbursement of expenses.

Indemnification Provisions

Under Section 7-109-102 of the Colorado Business Corporations Act (the "Colorado Act") a corporation may indemnify a person made a party to a proceeding because the person is or was a director, against liability incurred in the proceeding. Indemnification permitted under this section in connection with a proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with the proceeding.

Indemnification is only possible under this section 7-109-102, however, if: (a) the person conducted him/herself in good faith; and (b) the person reasonably believed: (i) in the case of conduct in an official capacity with the corporation, that his or her conduct was in the corporation's best interests; and (ii) in all other cases, that his or her conduct was at least not opposed to the corporation's best interests; and (c) in the case of any criminal proceeding, the person had no reasonable cause to believe his or her conduct was unlawful.

It should be noted, however, that under Section 7-109-102(4), a corporation may not indemnify a director: (i) in connection with a proceeding by or in the right of the corporation in which the director is adjudged liable to the corporation; or (ii) in connection with any other proceeding in which a director is adjudged liable on the basis that he or she derived improper personal benefit.

Under Section 7-109-103 a director is entitled to mandatory indemnification, when he/she is wholly successful in the defense of any proceeding to which the person was a party because the person is or was a director, against reasonable expenses incurred in connection to the proceeding.

Under Section 7-109-105, unless restricted by a corporation's Articles of Incorporation, a director who is or was a party to a proceeding may apply for indemnification to a court of competent jurisdiction. The court, upon receipt of the application, may order indemnification after giving any notice the court considers necessary. The court, however, is limited to awarding the reasonable expenses incurred in connection with the proceeding and reasonable expenses incurred to obtain court-ordered indemnification.

Under Section 7-109-107, unless restricted by the corporation's Articles of Incorporation, an officer of a corporation is also entitled to mandatory indemnification and to apply for court-ordered indemnification to the same extent as a director.

A corporation may also indemnify an officer, employee, fiduciary or agent of the corporation to the same extent as a director.
Under Section 7-109-108 a corporation may purchase and maintain insurance on behalf of a person who is or was a director, officer, employee, fiduciary or agent of the corporation against liability asserted against or incurred by the person in that capacity, whether or not the corporation would have the power to indemnify such person against the same liability under other sections of the Colorado Act.

The officers and directors of the Company are accountable to the shareholders of the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company's affairs.

A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where the Company has failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company due to a breach of a fiduciary duty by an officer or director of the Company in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from the Company.

The Company and its affiliates may not be liable to its shareholders for errors in judgment or other acts or omissions not amounting to intentional acts.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Company has no agreements with any of its directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.
At present, there is no pending litigation or proceeding involving a director or executive officers of the Company as to which indemnification is being sought.

ITEM 13. Exhibits and Reports on Form 8-K.

  The following exhibits are filed as part of this Annual Report:
  2.1 Merger Agreement dated July 22, 2003 among the Company,Vega-Atlantic Acquisition Corporation, Transax Limited and certain selling shareholders of Transax Limited.
  10.1 Stock Option Plan, effective January 1, 2004.
  99.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
  99.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
  99.3 Certifications Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act.
  Reports on Form 8-K:
  (i) Report on Form 8-K filed on July 28, 2003; Item 5. Other Events.
  (ii) Report on Form 8-K filed on August 21, 2003; Item 1. Changes in Control of Registrant and Item 2. Acquisition of Disposition of Assets.
  (iii) Report on Form 8-K filed on September 25, 2003; Item 4. Changes in Registrant’s Certifying Accountant.
  (iv) Report on Form 8-K filed on September 26, 2003; Item 8. Change in Fiscal Year
  (v) Report on Form 8-K filed on October 21, 2003; Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements.
  (vi) Report on Form 8-K filed on February 24, 2004; Item 9 Regulation FD Disclosure.
  (vii) Report on Form 8-K filed on March 11, 2004; Item 9 Regulation FD Disclosure.

ITEM 14. Professional Accountant Fees and Services

Audit Fees

During fiscal year ended December 31, 2003, the Company incurred approximately $33,900 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2003 and for the review of the Company's financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003.

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2003, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2003, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 14. Controls and Procedures

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated : April 14, 2004	TRANSAX INTERNATIONAL LIMITED By : /s/ Stephen Walters -------------------------------------- Stephen Walters, President and Chief Executive Officer
Dated : April 14, 2004	By : /s/ Nathalie Pilon -------------------------------------- Nathalie Pilon, Chief Financial Officer

EXHIBIT 2.1 Merger Agreement Back to Table of Contents

EXHIBIT and SCHEDULE LIST
Exhibits attached	Exhibit Description
Exhibit A: Exhibit B: Exhibit C: Exhibit D: Exhibit E: Exhibit F: Exhibit G: Exhibit H: Exhibit I:	-Agreement in Principle
-Agreement and Plan of Merger
-Articles of Merger
-Contribution Agreement
-Loan Agreement
-Consulting Agreement
-Approval Opinion of Counsel
-Customary Opinion of Counsel to Vega-Atlantic
-Customary Opinion of Counsel to Transax

Transax Schedules	Schedule Description (to be delivered)
Schedule 2.2:
Schedule 2.4:
Schedule 2.6:
Schedule 2.7:
Schedule 2.8(a):
Schedule 2.10:
Schedule 2.11:
Schedule 2.12:
Schedule 2.13:
Schedule 2.15:
Schedule 2.16:
Schedule 2.17:
Schedule 2.18(a):
Schedule 2.19:
- List of jurisdictions
- Capitalization
- Non-contravention
- Governmental approvals
- Subsidiaries and capital stock
- Liabilities
- Absence of certain changes
- Tax matters
- Compliance with laws
- Encumbrances
- Permits
- Agreements
- Environmental matters
- Insurance policies

Vega-Atlantic Schedules	Schedule Description (to be delivered)
Schedule 3.2: Schedule 3.4: Schedule 3.6: Schedule 3.7: Schedule 3.8(a): Schedule 3.10: Schedule 3.12: Schedule 3.13: Schedule 3.14: Schedule 3.15: Schedule 3.17:	- List of Jurisdictions
- Capitalization
- Non-contravention
- Governmental approvals
- Subsidiaries and capital stock
- SEC Filings
- Liabilities
- Certain changes
- Tax matters
- Compliance with laws
- Encumbrances

Vega-Atlantic Schedules	Schedule Description (cont.)
Schedule 3.18: Schedule 3.19: Schedule 3.20(a): Schedule 3.20(b): Schedule 3.20(c): Schedule 3.20(d): Schedule 3.21(a): Schedule 3.22: Schedule 3.23: Schedule 3.24: Schedule 3.28:	- Permits
- Agreements
- Employee Benefit Plans
- Changes to Benefit Plans
- ERISA liability
- Amendments to Benefit Plans
- Environmental matters
- Collective bargaining agreements
- Obligations to employees
- Insurance policies
- Brokerage fees

MERGER AGREEMENT

NOW THEREFORE THIS AGREEMENT WITNESSETH THAT:

A. WHEREAS, in accordance with the terms and conditions of that certain “Agreement In Principle” dated for reference June 19, 2003 (the “Agreement In Principle”), as entered into among Vega-Atlantic, Transax and certain selling shareholders of Transax (collectively, the “Selling Shareholders”), Vega-Atlantic and Transax therein agreed to use their best efforts to initiate, complete and enter into a formal agreement whereby Newco would merge with Transax, such that Transax would become a wholly-owned subsidiary of Vega-Atlantic, and such that the shareholders, warrantholders and optionholders of Transax would become, on an equivalent basis, shareholders, warrantholders and optionholders of Vega-Atlantic; a copy of which Agreement In Principle being attached hereto as Exhibit A; and the parties hereto have agreed to enter into this Agreement which formalizes and replaces, in its entirety, the Agreement In Principle, as contemplated and required by the terms of the Agreement In Principle, and which clarifies their respective duties and obligations in connection with the proposed merger as between Transax and Newco;

B. AND WHEREAS, upon the terms and subject to the conditions of this Agreement, Newco will merge with and into Transax (the “Merger”) as a result of which the shareholders of Transax collectively will own 11,066,207 shares (collectively, the “Vega-Atlantic Shares”) of the common stock (the “Vega-Atlantic Common Stock”), with a par value of $0.00001, of Vega-Atlantic, together with stock options to acquire up to 4,500,000 shares of Vega-Atlantic Common Stock (collectively, the “Vega-Atlantic Options”) of Vega-Atlantic and non-transferable share purchase warrants to acquire up to a further 4,100,000 shares of Vega-Atlantic Common Stock (collectively, the “Vega-Atlantic Warrants”);

C. AND WHEREAS, the Board of Directors of Transax has determined that the Merger is fair to, and in the best interests of, Transax and its shareholders; has approved and adopted this Agreement and the transactions contemplated herein; and this Agreement and the transactions contemplated herein are to be approved by the shareholders of Transax;

D. AND WHEREAS, and in accordance with the terms and conditions of the Agreement In Principle, it was determined that, should the final terms and conditions of any Merger not be approved by the shareholders of Transax at any duly constituted meeting respecting the same, or should any formal Merger not be consummated by the parties hereto in the manner which is contemplated herein and therein for any reason whatsoever and including, without limitation, the implementation of any dissenters’ rights which are not acceptable to Vega-Atlantic or Transax resulting from the same, it is hereby acknowledged and understood that, notwithstanding the prior failure of the proposed Merger, each of the undersigned and controlling shareholders of Transax, together with each of their respective and associated and affiliated shareholders of Transax as the case may be (collectively, the “Selling Shareholders”), have hereby and thereby irrevocably agreed to assign, sell and transfer all of their respective right, entitlement and interest in and to their respective Transax Shares to Vega-Atlantic on a pro rata basis;

E. AND WHEREAS, the Board of Directors of Vega-Atlantic has determined that the Merger is in the best interests of Vega-Atlantic and its shareholders and has approved and adopted this Agreement and the transactions contemplated herein;

F. AND WHEREAS, the Board of Directors of Newco has determined that the Merger is in the best interests of Newco and its shareholder; and the Board of Directors of Newco and Vega-Atlantic, as the sole shareholder of Newco, have approved and adopted this Agreement and the transactions contemplated herein;

G. AND WHEREAS, for federal income tax purposes, it is intended that the Merger qualify as a reorganization under the provisions of section 368(a) of the United States Internal Revenue Code of 1986, as amended (the “Code”), and that this Agreement and the Annexes hereto shall constitute a “plan of reorganization” for the purposes of section 368 of the Code;

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, and intending to be legally bound hereby, Vega-Atlantic, Newco and Transax hereby agree as follows:

Article I
THE MERGER AND MATERIAL TERMS AND EFFECT OF THE MERGER

1.1 The Merger. Upon the terms and subject to the conditions set forth in this Agreement, and in accordance with Article 111 of the Colorado Business Corporation Act (the “CBCA”), at the Effective Time (as defined in Section 1.2 hereinbelow), Newco and Transax shall effect a merger by executing the “Agreement and Plan of Merger” (the “Plan”) in substantially the form attached hereto as Exhibit B, and by filing “Articles of Merger” substantially in the form attached hereto as Exhibit C, with the Secretary of State of Colorado in such form as required by, and executed in accordance with the relevant provisions of Article 111 of the CBCA. As a result of the Merger the separate corporate existence of Newco shall cease and Transax shall continue as the surviving corporation in the Merger (the “Surviving Corporation”). The name of the Surviving Corporation shall be “Transax Limited” or such other name as the Board of Directors of the Surviving Corporation may select subsequent to the Effective Time. Prior to the Merger Vega-Atlantic shall, pursuant to the terms of the “Contribution Agreement”; a copy of which is attached hereto as Exhibit D (the “Contribution Agreement”); issue and deliver to Newco shares, warrants and options of Vega-Atlantic Common Stock equivalent to the final number of Vega-Atlantic Shares, Vega-Atlantic Options and Vega-Atlantic Warrants to be transferred to the existing shareholders, warrantholders and optionholders of Transax pursuant to the terms and provisions of the Plan.

1.2 Effective Time of the Merger. As promptly as practicable after the approval hereof by the shareholders of Transax and, where required, if at all, by any of the other Constituent Corporations, and the execution and delivery of this Agreement by each of the parties hereto, but in no event after August 31, 2003, the parties hereto each shall cause the Merger to be consummated by filing Articles of Merger with the Secretary of State of Colorado in such form as required by, and executed in accordance with the relevant provisions of, Article 111 of the CBCA. The Merger shall become effective at such time as the Secretary of State of Colorado accepts for filing the Articles of Merger or at such later time pursuant to the mutual agreement of Newco and Transax (the “Effective Time”).

1.3 Capitalization of Transax for conversion. The authorized capital stock of Transax consists of 100,000,000 shares of the common stock of Transax, no par value (the “Transax Common Stock”), of which 22,132,414 common shares of Transax (collectively, the “Transax Shares”) are outstanding and no shares are held in Transax’s treasury. Except as set forth above in this Section, there are outstanding: (i) no shares of capital stock or other voting securities of Transax; (ii) no securities of Transax convertible into or exchangeable for shares of capital stock or other voting securities of Transax; (iii) except for the presently issued and outstanding stock options to acquire up to 9,000,000 shares of Transax Common Stock (collectively, the “Transax Options”; which will be cancelled and exchanged for the Vega-Atlantic Options upon the Effective Time hereunder), and except for the presently issued and outstanding non-transferable share purchase warrants to acquire up to 8,200,000 shares of Transax Common Stock (collectively, the “Transax Warrants”; which will also be cancelled and exchanged for the Vega-Atlantic Warrants upon the Effective Time hereunder), no other options or other rights to acquire from Transax, and no obligation of Transax to issue or sell, any shares of capital stock or other voting securities of Transax or any securities of Transax convertible into or exchangeable for such capital stock or voting securities; and (iv) no equity equivalents, interests in the ownership or earnings or other similar rights of or with respect to Transax. For the purposes of this Agreement the Transax Shares, Transax Options and Transax Warrants shall collectively be referred to as the “Transax Securities”.

1.4 Conversion of Transax Securities. At the Effective Time, by virtue of the Merger and without any action on the part of Newco, Transax or the holders of any of the following securities:

  Each two Transax Shares of Transax Common Stock issued and outstanding immediately prior to the Effective Time, excluding any treasury shares held by Transax, shares held by Vega-Atlantic and Dissenting Shares (as defined in Section 1.7), if any, shall be converted into the right to receive one Vega-Atlantic Share (the “Common Stock Exchange Ratio”) of fully paid and non-assessable shares of Vega-Atlantic Common Stock and, where applicable, rounded up to the nearest whole number of Vega-Atlantic Shares of Vega-Atlantic Common Stock consequent thereon

  Each two Transax Warrants outstanding immediately prior to the Effective Time shall be converted into one Vega-Atlantic Warrant to purchase Vega-Atlantic Common Stock and, where applicable, rounded up to the nearest whole number of Vega-Atlantic Warrants to purchase shares of Vega-Atlantic Common Stock, and the per share exercise price for the shares of Vega-Atlantic Common Stock issuable upon the exercise of such Vega-Atlantic Warrant shall be the same as set forth in the Transax Warrant without any adjustment thereto by the Common Stock Exchange Ratio. The date of grant of a Vega-Atlantic Warrant issued in exchange for a Transax Warrant shall be deemed to be the date on which such Vega-Atlantic Warrant is granted. Vega-Atlantic Warrants issued in exchange for Transax Warrants pursuant hereto shall have the same schedule of vesting (or acceleration) as applies to such Transax Warrants.

  Each two Transax Options outstanding immediately prior to the Effective Time shall be converted into one Vega-Atlantic Option to purchase Vega-Atlantic Common Stock and, where applicable, rounded up to the nearest whole number of Vega-Atlantic Options to purchase shares of Vega-Atlantic Common Stock, and the per share exercise price for the shares of Vega-Atlantic Common Stock issuable upon the exercise of such Vega-Atlantic Option shall be the same as set forth in the Transax Option without any adjustment thereto by the Common Stock Exchange Ratio. The date of grant of a Vega-Atlantic Option issued in exchange for a Transax Option shall be deemed to be the date on which such Vega-Atlantic Option is granted. Vega-Atlantic Options issued in exchange for Transax Options pursuant hereto shall have the same schedule of vesting (or acceleration) as applies to such Transax Options.

  All Transax Securities shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist, and each certificate previously evidencing any such Transax Securities shall thereafter represent the right to receive the Merger Consideration (as defined in Section 1.5(b) below). The holders of certificates previously evidencing Transax Securities outstanding immediately prior to the Effective Time shall cease to have any rights with respect to such Transax Securities, except as otherwise provided herein or by law. Such certificates previously evidencing Transax Securities shall be exchanged for certificates evidencing Vega-Atlantic Shares, Vega-Atlantic Options or Vega-Atlantic Warrants (collectively, the “Vega-Atlantic Securities”), as appropriate, issued in consideration therefor in accordance with the allocation procedures of this Section and upon the surrender of such certificates in accordance with the provisions of Section 1.5.

  All Transax Securities held in the treasury of Transax and all Transax Securities owned by Vega-Atlantic or any direct or indirect wholly-owned subsidiary of Vega-Atlantic or of Transax immediately prior to the Effective Time shall be canceled and extinguished without any conversion thereof and no payment shall be made with respect thereto.

1.5 Exchange of Certificates.

  As of the date hereof Newco has deposited, or caused to be deposited, with Global Securities Transfer Inc. (the “Exchange Agent”), for the benefit of the holders of Transax Securities, for exchange in accordance with this Article I through the Exchange Agent: (i) certificates evidencing such number of Vega-Atlantic Shares of Vega-Atlantic Common Stock equal to the Common Stock Exchange Ratio multiplied by the number of Transax Shares of Transax Common Stock; (ii) certificates representing such number of Vega-Atlantic Warrants equal to the Common Stock Exchange Ratio multiplied by the number of Transax Warrants that are equivalent in all other material respects to the outstanding Transax Warrants; and (iii) agreements representing Vega-Atlantic Options evidencing the right to purchase such number of shares of Vega-Atlantic Common Stock equal to the Common Stock Exchange Ratio multiplied by the number of shares of Transax Common Stock represented by the Transax Options that are equivalent in all other material respects to the outstanding Transax Options. The Exchange Agent shall, pursuant to irrevocable instructions, deliver the Vega-Atlantic Securities to the holders of the Transax Securities.

  As soon as reasonably practicable after the Effective Time, Transax will instruct the Exchange Agent to mail to each holder of record of Transax Securities (other than Dissenting Shares) (all Transax Share stock certificates and other documents evidencing Transax Warrants and Transax Options being, collectively, the “Certificates”): (i) a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon proper delivery of the Certificates to the Exchange Agent and shall be in such form and have such other provisions as Transax may reasonably specify); and (ii) instructions for use in effecting the surrender of the Certificates in exchange for certificates evidencing Vega-Atlantic Securities. Upon surrender of a Certificate for cancellation to the Exchange Agent together with such letter of transmittal, duly executed, and such other customary documents as may be required pursuant to such instructions, the holder of such Certificate shall be entitled to receive in exchange therefor: (i) certificates evidencing that number of Vega-Atlantic Shares of Vega-Atlantic Common Stock which such holder has the right to receive in respect of the Transax Shares of Transax Common Stock multiplied by the Common Stock Exchange Ratio; (ii) Vega-Atlantic Warrants evidencing the right to purchase that number of shares of Vega-Atlantic Common Stock which such holder has the right to receive in respect of Transax Warrants multiplied by the Common Stock Exchange Ratio; and (iii) Vega-Atlantic Options evidencing the right to purchase that number of shares of Vega-Atlantic Common Stock which such holder has the right to receive in respect of Transax Options multiplied by the Common Stock Exchange Ratio; in each case in accordance with Section 1.4 (such Vega-Atlantic Shares, Vega-Atlantic Warrants and Vega-Atlantic Options being collectively, the “Merger Consideration”), and the Certificates so surrendered shall forthwith be canceled. In the event of a transfer of ownership of shares of Transax Shares, a Transax Warrant or a Transax Option, and which transfer is not registered in the transfer records of Transax, a certificate evidencing the proper number of Vega-Atlantic Shares of Vega-Atlantic Common Stock, a Vega-Atlantic Warrant or a Vega-Atlantic Option, as appropriate, may be issued in accordance with this Article I to a transferee if the Certificate evidencing such Transax Share, Transax Warrant or Transax Option is presented to the Exchange Agent accompanied by all documents required to evidence and effect such transfer and by evidence that any applicable stock transfer taxes have been paid. Until surrendered as contemplated in this Section 1.5, each Certificate shall be deemed at any time after the Effective Time to evidence only the right to receive, upon such surrender, the Merger Consideration.

  All Vega-Atlantic Shares, Vega-Atlantic Warrants and Vega-Atlantic Options issued upon conversion of Transax Shares, Transax Warrants and Transax Options in accordance with the terms hereof shall be deemed to have been issued or paid in full satisfaction of all rights pertaining to the previously issued and outstanding Transax Shares, Transax Warrants and Transax Options.

1.6 Stock transfer books. At the Effective Time the stock transfer books of Transax shall be closed and there shall be no further registration of transfers of shares of Transax Securities thereafter on the records of Transax. On or after the Effective Time any Certificates presented to the Exchange Agent for any reason shall be converted into the Merger Consideration.

1.7 Dissenting Shares. If required under the applicable corporate and securities laws of the State of Colorado and the federal laws of the United States applicable therein (collectively, the “Colorado Law”), notwithstanding any other provisions of this Merger Agreement to the contrary, Transax Securities that are outstanding immediately prior to the Effective Time and which are held by stockholders who shall have not voted in favor of the Merger or consented thereto in writing and who shall have demanded properly in writing payment for such Transax Securities in accordance with Colorado Law (collectively, the “Dissenting Shares”) shall not be converted into or represent the right to receive the Merger Consideration. Such stockholders shall be entitled to receive payment for the value of the Transax Securities held by them in accordance with such provisions of Colorado Law, except that all Dissenting Shares held by stockholders who shall have failed to perfect or who effectively shall have withdrawn or lost their rights to payment for such Transax Securities under such provisions of Colorado Law shall thereupon be deemed to have been converted into and to have become exchangeable, as of the Effective Time, for the right to receive Vega-Atlantic Securities, upon surrender, in the manner provided in Section 1.5, of the certificate or certificates that formerly evidenced such Transax Securities. The parties hereby acknowledge and agree that Vega-Atlantic’s and Transax’s obligation to consummate the Merger as contemplated by this Agreement is subject to the satisfaction or waiver on or prior to the Effective Time of the condition that holders of not more than nine point five percent (9.5%) of the Transax Securities shall have exercised their right of dissent as Dissenting Shares under Colorado Law, and Transax shall provide to Vega-Atlantic a certificate of Transax certifying on the Effective Time the number of Dissenting Shares and the number of convertible securities in respect of which the holders thereof have exercised dissent rights.

1.8 Adjustment. In the event of any stock split, combination, reclassification, recapitalization, exchange, stock dividend or other distribution permitted under this Agreement and payable in Vega-Atlantic Common Stock with respect to shares of Vega-Atlantic Common Stock (or if a record date with respect to any of the foregoing should occur) during the period between the date of the Merger Agreement and the Effective Time, then the Merger Consideration shall be appropriately adjusted to reflect such stock split, combination, reclassification, recapitalization, exchange, stock dividend or other distribution.

1.9 Resale restrictions and legending of Certificates. Transax and the Selling Shareholders hereby acknowledge and agree that Vega-Atlantic makes no representations as to any resale or other restriction affecting the Vega-Atlantic Securities and that it is presently contemplated that the Vega-Atlantic Securities will be issued and delivered by Vega-Atlantic through Newco under the Merger in reliance upon the registration and prospectus exemptions contained in certain sections of the Securities Act or “Regulation S” promulgated under the Securities Act which will impose a trading restriction in the United States on the Vega-Atlantic Securities for a period of at least 12 months from the closing hereof (the “Closing”). In addition, Transax and the Selling Shareholders hereby also acknowledge and agree that the within obligation of Vega-Atlantic and Newco to issue and deliver the Vega-Atlantic Securities pursuant to this Article and the Merger will be subject to Vega-Atlantic being satisfied that an exemption from applicable registration and prospectus requirements is available under the Securities Act and all applicable securities laws, in respect of each particular Transax shareholder, warrantholder and optionholder and related Transax Securities and Vega-Atlantic Securities, and Vega-Atlantic and Newco shall be relieved of any obligation whatsoever to purchase any Transax Securities and to issue Vega-Atlantic Securities in respect of any such Transax Shareholder, warrantholder and optionholder where Vega-Atlantic reasonably determines that a suitable exemption is not available to it.

Transax and the Selling Shareholders hereby also acknowledge and understand that neither the sale of the Vega-Atlantic Securities nor any of the Vega-Atlantic Securities themselves have been registered under the Securities Act or any state securities laws, and, furthermore, that the Vega-Atlantic Securities must be held indefinitely unless subsequently registered under the Securities Act or an exemption from such registration is available. Transax and the Selling Shareholders also acknowledge and understand that the Certificates representing the Vega-Atlantic Securities will be stamped with the following legend (or substantially equivalent language) restricting transfer in the following manner:

“The transfer of the securities represented by this certificate is prohibited except in accordance with the provisions of Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”), pursuant to registration under the Act or pursuant to an available exemption from registration. In addition, hedging transactions involving such securities may not be conducted unless in compliance with the Securities Act.”.

or

“The securities represented by this certificate have not been registered under the United States Securities Act of 1933, as amended, or the laws of any state, and have been issued pursuant to an exemption from registration pertaining to such securities and pursuant to a representation by the security holder named hereon that said securities have been acquired for purposes of investment and not for purposes of distribution. These securities may not be offered, sold, transferred, pledged or hypothecated in the absence of registration, or the availability of an exemption from such registration. Furthermore, no offer, sale, transfer, pledge or hypothecation is to take place without the prior written approval of counsel to the company being affixed to this certificate. The stock transfer agent has been ordered to effectuate transfers only in accordance with the above instructions.”;

and Transax and the Selling Shareholders hereby consent to Vega-Atlantic making a notation on its records or giving instructions to the Exchange Agent in order to implement the restrictions on transfer set forth and described hereinabove.

Transax and the Selling Shareholders also acknowledge and understand that:

  the Shares are restricted securities within the meaning of “Rule 144” promulgated under the Securities Act;
  the exemption from registration under Rule 144 will not be available in any event for at least one year from the date of issuance of the Vega-Atlantic Securities, and even then will not be available unless: (i) a public trading market then exists for the Vega-Atlantic Common Stock; (ii) adequate information concerning Vega-Atlantic is then available to the public; and (iii) other terms and conditions of Rule 144 are complied with; and
  any sale of the Vega-Atlantic Securities may be made only in limited amounts in accordance with such terms and conditions.

Transax and the Selling Shareholders finally acknowledge and understand that, without in anyway limiting the acknowledgements and understandings as set forth hereinabove, they shall in no event make any disposition of all or any portion of the Vega-Atlantic Securities which are being acquired hereunder unless and until:

  there is then in effect a “Registration Statement” under the Securities Act covering such proposed disposition and such disposition is made in accordance with said Registration Statement; or
  (i) the Transax Shareholder, warrantholder or optionholder, as the case may be, shall have notified Vega-Atlantic of the proposed disposition and shall have furnished Vega-Atlantic with a detailed statement of the circumstances surrounding the proposed disposition, (ii) the Transax Shareholder, warrantholder or optionholder, as the case may be, shall have furnished Vega-Atlantic with an opinion of its own counsel to the effect that such disposition will not require registration of any such Vega-Atlantic Securities under the Securities Act and (iii) such opinion of its counsel shall have been concurred in by counsel for Vega-Atlantic and Vega-Atlantic shall have advised the Transax Shareholder, warrantholder or optionholder, as the case may be, of such concurrence.

1.10 Interim secured Loan from the Vega-Atlantic to Transax. It is hereby acknowledged and agreed by the parties hereto that, in conjunction with and as a condition to the entering into of the Agreement In Principle and this Agreement by the parties hereto, Vega-Atlantic has heretofore agreed, in accordance with the specific terms and conditions of that certain form of proposed “Secured and Convertible Loan Agreement” (the “Loan Agreement”) in this matter, to be entered into between Vega-Atlantic and Transax prior to or concurrently with the execution of this Agreement; a copy of the form of said proposed Loan Agreement being attached hereto as Exhibit E; to advance by way of a loan or loans to Transax (collectively, the “Loan”) the aggregate principal sum of up to U.S. $250,000.00 (the “Principal Sum”) within five business days of the due and complete closing of a minimum of U.S. $250,000.00 of the proposed Private Placement financing as set forth hereinbelow. In this regard, and in accordance with the terms and conditions of the proposed Loan Agreement, any such Principal Sum Loan amount will bear interest accruing thereon at the rate of ten percent (10%) per annum, compounded semi-annually and not in advance (the “Interest”) prior to maturity, and any such Principal Sum and Interest will be secured, contemporaneously with the advancement of any funds under any such Loan, by way of a fixed and floating charge on all of the assets of Transax then ranking pari passu with all existing liabilities in and to Transax at that time (collectively, the “Security”). In this regard it is hereby also acknowledged and agreed by the parties hereto that, upon the completion of the within Merger, it is intended, subject to Vega-Atlantic’s prior receipt of appropriate accounting and legal advice, that the Loan will simply be forgiven, or become an inter-company account as the situation may require.

In order to induce Vega-Atlantic to provide any such Loan under the Loan Agreement as contemplated hereinabove, Transax hereby covenants with Vega-Atlantic, with the intent that Vega-Atlantic will rely thereon in providing any such Loan and in concluding the transactions contemplated thereby, that:

  Transax will use any such Principal Sum monies which may be advanced by Vega-Atlantic by way of Loan for the sole purpose of advancing the ongoing development, marketing and maintenance of Transax’s business interests; and

  any such Principal Sum will be advanced by Vega-Atlantic to Transax subject to the fulfillment and/or the continuing fulfillment of at least the following Security conditions to the sole and absolute satisfaction and discretion of Vega-Atlantic:

    the execution by Transax of formal Loan documentation in form and substance satisfactory to Vega-Atlantic and its counsel, acting reasonably; and

    the granting and delivery by Transax to Vega-Atlantic of such Security documentation (and including, without limitation, promissory notes and security instruments) as may be required by Vega-Atlantic and its counsel, acting reasonably, in order to evidence the Loan, together with and all other supporting documents required under any such Security documentation.

Subject to the prior application of the provisions provided for in section “3.5” of the proposed Loan Agreement and as set forth hereinbelow, it is hereby acknowledged and agreed by the parties hereto that, in accordance with the section “3.4” of the proposed Loan Agreement, Transax will covenant to repay to Vega-Atlantic, as required under the terms of the proposed Loan Agreement, all Principal Sum monies which are advanced by Vega-Atlantic to Transax under the proposed Loan Agreement, together with all outstanding Interest accrued thereon, at or before 5:00 p.m. (Blaine, Washington, time) on the day which is 90 calendar days from the earlier of one year from the execution date of the Loan Agreement and the date upon which Newco’s proposed Merger with Transax terminates for any reason whatsoever (herein and therein the “Final Principal Sum Payment Date”); failing which Vega-Atlantic may immediately realize upon any of the Security which has been provided by Transax to Vega-Atlantic in accordance with the terms of the proposed Loan Agreement.

It is hereby acknowledged and agreed by the Parties hereto that, in accordance with section “3.5” of the proposed Loan Agreement, Transax may prepay and redeem any portion of the Principal Sum portion of the Loan in whole or in part at any time prior to the Final Principal Sum Payment Date (herein and therein the “Right of Redemption”) and in the manner as set forth immediately hereinbelow by providing Vega-Atlantic with not less than 30 calendar days’ prior written notice (herein and therein the “Redemption Notice”) of its Right of Redemption intention to redeem and repay all or any portion of the Principal Sum and any Interest accrued thereon which would be due and owing by Transax to Vega-Atlantic at the end of such 30-day period (herein and therein, collectively, the “Redemption Amount”) (such day at the end of such 30-day period being the “Redemption Date” and, for clarity, such Redemption Date would be the date to which such Principal Sum and Interest would be calculated and due and payable to Vega-Atlantic at the close of business, in Blaine, Washington, on such Redemption Date). In order to provide such Redemption Notice it is hereby also acknowledged and agreed that Transax will be required, at the date of its delivery to Vega-Atlantic of the Redemption Notice, to provide to Vega-Atlantic’s solicitors, or to such other mutually agreeable holder (herein and therein the “Escrow Holder”), a certified cheque or bank draft representing the entire Redemption Amount and made payable to Vega-Atlantic in funds of the United States, or funds by way of wire transfer to such designation as may be directed by Vega-Atlantic in its sole and absolute discretion, in the amount of any such Redemption Amount. Thereupon, and should the proposed Redemption Amount in fact represent all of the Principal Sum and any Interest accrued thereon which would be due and owing by Transax to Vega-Atlantic under the proposed Loan Agreement at the Redemption Date, then Vega-Atlantic will be required to provide to the Escrow Holder, and as soon as reasonably possible after its receipt of the Redemption Notice, all such registerable discharges as may be necessary to relieve Transax of any obligation to Vega-Atlantic under each of the proposed Loan Agreement and each and every other Security instrument already provided by Transax to Vega-Atlantic under the terms and conditions of the proposed Loan Agreement (herein and therein, collectively, the “Discharges”). In this regard, and on the second business day subsequent to the Redemption Date, the Escrow Holder, if applicable, shall deliver to Vega-Atlantic the Redemption Amount and, only if also applicable, to Transax the Discharges, and, unless otherwise directed in writing by each of Vega-Atlantic and Transax, to Vega-Atlantic’s and Transax’s respective addresses for notice and delivery as set forth on the front page of the proposed Loan Agreement. Notwithstanding Transax’s prior exercise of its Right of Redemption and/or Vega-Atlantic’s prior exercise of its Right of Election as provided for in the proposed Loan Agreement and as set forth herein, and notwithstanding the prior repayment to Vega-Atlantic by Transax of all or any portion of the entire Redemption Amount and/or the prior conversion by Vega-Atlantic of all or any portion of the entire Outstanding Indebtedness (as hereinafter defined) for any Equity Interest (as hereinafter defined) as also provided for in the proposed Loan Agreement and as set forth herein, no such action or actions will, in any manner, and unless this Agreement is otherwise terminated for any reason whatsoever prior to the Closing thereof, affect the within obligation of each of Vega-Atlantic and Transax to complete the proposed Merger as contemplated by the terms and conditions of this Agreement.

Subject to Transax’s prior Right of Redemption as set forth hereinabove and in the proposed Loan Agreement, at any time after the Final Principal Sum Payment Date as set forth hereinabove, should either this Agreement terminate for any reason whatsoever prior to the Closing thereof or should the Final Principal Sum Payment Date be otherwise determined at any time subsequent to the advance of any Loan under the proposed Loan Agreement, then Vega-Atlantic will have, in addition to all of the rights and Security specifically provided for in the proposed Loan Agreement, the sole and exclusive right and option, in its sole and absolute discretion, to elect (the “Right of Election”) to convert the entire Principal Sum, Interest or any other sum outstanding under any Loan from Transax to Vega-Atlantic as contemplated by the proposed Loan Agreement (herein and therein, collectively, the “Outstanding Indebtedness”) to a participating and voting interest in and to Transax which is then equivalent to that percentage which is equivalent to five percent (5%) multiplied by the fraction which has, as its numerator, the Outstanding Indebtedness, and which has, as its denominator, U.S. $250,000.00, of the resulting issued and outstanding participating and voting common shares of Transax at that time (the “Equity Interest”). In this regard, and should Vega-Atlantic exercise its Right of Election to convert the entire Outstanding Indebtedness outstanding into the Equity Interest in and to Transax as set forth immediately hereinabove then it is also hereby acknowledged and agreed that Transax will, at all times, maintain such Equity Interest percentage ownership position of Vega-Atlantic in and to Transax with no dilution whatsoever unless otherwise consented to in writing by Vega-Atlantic. In this regard it is hereby acknowledged and agreed by the parties hereto that Vega-Atlantic’s Right of Election may only be exercised by Vega-Atlantic’s surrender of the proposed Loan Agreement and the delivery to the Escrow Holder of a duly executed “Election Form” (herein and therein the “Election Form”); in substantially the form which is attached as Schedule “D” to the proposed Loan Agreement; together with such registerable Discharges as may be necessary to relieve Transax of any obligation to Vega-Atlantic under the proposed Loan Agreement and each and every other Security instrument already provided by Transax to Vega-Atlantic under the terms and conditions of the proposed Loan Agreement. In conjunction with the Escrow Holder’s receipt of the Election Form and Discharges from Vega-Atlantic it is hereby also acknowledged and agreed that Transax will then be required to provide to the Escrow Holder, and as soon as reasonably possible thereafter, a certificate or certificates representing the Equity Interest duly registered to the prior order and direction of Vega-Atlantic together with such other documentation or assurances as may be necessary, in the sole and absolute discretion of Vega-Atlantic, acting reasonably, in order to evidence Transax’s compliance with the terms and conditions of the proposed Loan Agreement and including, without limitation, the issuance of such Equity Interest as provided for hereunder (herein and therein, collectively, the “Equity Interest Documentation”). In this regard, and on the second business day subsequent to the Escrow Holder’s receipt of the Equity Interest Documentation from Transax, the Escrow Holder shall deliver to Vega-Atlantic the Equity Interest Documentation and to Transax the Election Form and the Discharges, and, unless otherwise directed in writing by each of Vega-Atlantic and Transax, to Vega-Atlantic’s and Transax’s respective addresses for notice and delivery as set forth on the front page of the proposed Loan Agreement. Notwithstanding Transax’s prior exercise of its Right of Redemption and/or Vega-Atlantic’s prior exercise of its Right of Election as provided for in the proposed Loan Agreement and as set forth herein, and notwithstanding the prior repayment to Vega-Atlantic by Transax of all or any portion of the entire Redemption Amount and/or the prior conversion by Vega-Atlantic of all or any portion of the entire Outstanding Indebtedness for any Equity Interest as also provided for in the proposed Loan Agreement and as set forth herein, no such action or actions will, in any manner, and unless this Agreement is otherwise terminated for any reason whatsoever prior to the Closing thereof, affect the within obligation of each of Vega-Atlantic and Transax to complete the proposed Merger as contemplated by the terms and conditions of this Agreement.

1.11 Costs. It is hereby further acknowledged and agreed by the parties hereto that while any portion of any Outstanding Indebtedness is outstanding Transax will be, and up to and including either the Closing or the termination of either this Agreement will be, directly responsible for and pay all fees and expenses and including, without limitation, all legal, accounting, sponsorship, regulatory and filing fees and expenses, and otherwise, in connection with the preparation and execution of this Agreement, all filings with any regulatory authority as may have jurisdiction over any of the parties hereto in conjunction with the completion of this Agreement and all documentation necessarily incidental thereto; and which fees and expenses shall be added to and form part of the Outstanding Indebtedness hereunder.

1.12 Agreement to sell and to vote by the Selling Shareholders. It is hereby further acknowledged and agreed by the parties hereto that, should the final terms and conditions of the Merger not be approved by the shareholders of Transax at any duly constituted meeting respecting the same (and, pursuant to which, the Selling Shareholders hereby irrevocably agree to vote in favour of the Merger at any such duly constituted meeting), or should the proposed Merger not be consummated by the parties hereto in the manner which is contemplated herein for any reason whatsoever and including, without limitation, the implementation of any Dissenting Share rights which are not acceptable to Vega-Atlantic or Transax resulting from the same, and notwithstanding the prior failure of the proposed Merger, each of the undersigned Selling Shareholders of Transax, together with each of their respective and associated and affiliated shareholders of Transax as the case may be, have hereby irrevocably agreed to assign, sell and transfer all of their respective right, entitlement and interest in and to their respective Transax Shares to Vega-Atlantic on a pro rata basis (collectively, the “Private Purchase and Sale”); the number of such Transax Shares to be sold to Vega-Atlantic by the Selling Shareholders being set forth in the execution section hereof. Any such Private Purchase and Sale by the Selling Shareholders to Vega-Atlantic will structured and completed in accordance with the general pro rata Merger Consideration and remaining terms and conditions contained in this Agreement.

1.13 Standstill provisions. In consideration of the parties’ within agreement for the proposed Merger and the entering into the terms and conditions of this Agreement, each of the parties hereby undertake for themselves, and for each of their respective agents and advisors, that they will not until the earlier of the Closing or the termination of this Agreement approach or consider any other potential purchasers, or make, invite, entertain or accept any offer or proposal for the proposed sale of any interest in and to any of the Transax Securities, any securities of Vega-Atlantic or Newco or the assets or the respective business interests of Transax, Newco or Vega-Atlantic, as the case may, or, for that matter, disclose any of the terms of this Agreement, without the parties’ prior written consent. In this regard each of the parties hereby acknowledges that the foregoing restrictions are important to the respective businesses of the parties and that a breach by either of the parties of any of the covenants herein contained would result in irreparable harm and significant damage to each affected party that would not be adequately compensated for by monetary award. Accordingly, the parties hereby agree that, in the event of any such breach, in addition to being entitled as a matter of right to apply to a court of competent equitable jurisdiction for relief by way of restraining order, injunction, decree or otherwise as may be appropriate to ensure compliance with the provisions hereof, any such party will also be liable to the other parties, as liquidated damages, for an amount equal to the amount received and earned by such party as a result of and with respect to any such breach. The parties hereby also acknowledge and agree that if any of the aforesaid restrictions, activities, obligations or periods are considered by a court of competent jurisdiction as being unreasonable, they agree that said court shall have authority to limit such restrictions, activities or periods as the court deems proper in the circumstances.

Article II
REPRESENTATIONS AND WARRANTIES OF TRANSAX

Transax hereby represents and warrants to Vega-Atlantic and Newco as follows:

2.1 Corporate organization. Each of Transax and its Subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of its incorporating jurisdiction and has all requisite corporate power and corporate authority to own, lease and operate its properties and to carry on its business as now being conducted.

2.2 Qualification. Each of Transax and its Subsidiaries is duly qualified or licensed to do business as a foreign corporation and is in good standing in each of the jurisdictions set forth in Schedule 2.2 hereinbelow, which are all of the jurisdictions in which the business owned, leased or operated by it or the conduct of its business requires such qualification or licensing; except jurisdictions in which the failure to be so qualified or licensed would not, individually or in the aggregate, have a Material Adverse Effect on the business, assets, results of operations, condition (financial or otherwise) or prospects of Transax and its Subsidiaries considered as a whole.

2.3 Charter and Bylaws. Transax has delivered to Vega-Atlantic accurate and complete copies of the Articles of Incorporation and Bylaws of Transax and its Subsidiaries as currently in effect, and will deliver to Vega-Atlantic, not later than five business days prior to the Effective Time: (i) the stock records of Transax and its Subsidiaries; and (ii) the minutes of all meetings of the Boards of Directors and shareholders of Transax and its Subsidiaries, any committees of any such Boards of Directors and all consents in lieu of such meetings. Such records, minutes and consents accurately reflect the stock ownership of Transax and its Subsidiaries and, in all material respects, all actions taken by the Boards of Transax and its Subsidiaries and any committees of such Boards of Directors. Neither Transax nor its Subsidiaries is in violation of any provision of its Articles of Incorporation or Bylaws, other than violations that, individually or in the aggregate, do not and will not have a Material Adverse Effect.

2.4 Capitalization. The authorized capital stock of Transax consists of 100,000,000 shares of Transax Common Stock, of which 22,132,414 Transax Shares are outstanding and no shares are held in Transax’s treasury. All outstanding Transax Shares of the capital stock of Transax have been validly issued and are fully paid and non-assessable, and no Transax Shares of capital stock of Transax are subject to, nor have any been issued in violation of, pre-emptive or similar rights. All issuances, sales and repurchases by Transax of shares of its capital stock have been effected in compliance with all Applicable Laws including, without limitation, all applicable federal and state securities laws. Except as set forth above in this Section, there are outstanding: (i) no shares of capital stock or other voting securities of Transax; (ii) no securities of Transax convertible into or exchangeable for shares of capital stock or other voting securities of Transax; (iii) except for the presently issued and outstanding Transax Options to acquire up to 9,000,000 shares of Transax Common Stock (which will be cancelled and exchanged for the Vega-Atlantic Options upon the Effective Time hereunder), and except for the presently issued and outstanding non-transferable Transax Warrants to acquire up to 8,200,000 shares of Transax Common Stock (which will also be cancelled and exchanged for the Vega-Atlantic Warrants upon the Effective Time hereunder), no other options or other rights to acquire from Transax, and no obligation of Transax to issue or sell, any shares of capital stock or other voting securities of Transax or any securities of Transax convertible into or exchangeable for such capital stock or voting securities; and (iv) no equity equivalents, interests in the ownership or earnings or other similar rights of or with respect to Transax. There are no outstanding obligations of Transax to repurchase, redeem or otherwise acquire any of the foregoing shares, securities, options, equity equivalents, interests or rights. Except for the interests of Carlingford Investments Ltd. (“Carlingford”) in and to Transax which are held in trust for certain underlying investors in and to Carlingford, Transax is not a party to, and is not aware of, any voting agreement, voting trust, or similar agreement or arrangement relating to any class or series of its capital stock.

2.5 Authority relative to this Agreement. Transax has the full corporate power and corporate authority to execute and deliver this Agreement and the Ancillary Documents to which it is a party and, subject to the approval of this Agreement by the shareholders of Transax in accordance with Applicable Laws and Transax’s Articles of Incorporation, to consummate the transactions contemplated hereby and thereby. The execution, delivery and performance by Transax of this Agreement and the Ancillary Documents to which it is a party, and the consummation by it of the transactions contemplated hereby and thereby, have been duly authorized by the Board of Directors of Transax, and no other corporate proceedings (other than the approval of this Agreement by the shareholders of Transax in accordance with Applicable Laws and Transax’s Articles of Incorporation and Bylaws) on the part of Transax are necessary to authorize the execution, delivery and performance by Transax of this Agreement and such Ancillary Documents and the consummation by it of the transactions contemplated hereby and thereby. This Agreement has been duly executed and delivered by Transax and, assuming the due authorization, execution and delivery thereof by Vega-Atlantic and Newco, constitutes, and each Ancillary Document executed or to be executed by Transax has been, or when executed will be, duly executed and delivered by Transax and constitutes, or when executed and delivered will constitute, a valid and legally binding obligation of Transax enforceable against Transax in accordance with its respective terms, except that such enforceability may be limited by: (i) applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors’ rights generally; and (ii) equitable principles which may limit the availability of certain equitable remedies (such as specific performance) in certain instances. On or prior to the date of this Agreement the Board of Directors of Transax has determined to recommend approval of the Merger to the shareholders of Transax, and such determination is in effect as of the date hereof.

2.6 Non-contravention. The execution, delivery, and performance by Transax of this Agreement and the Ancillary Documents to which it is a party and the consummation by it of the transactions contemplated hereby and thereby do not and will not: (i) conflict with or result in a violation of any provision of the Articles of Incorporation or Bylaws of Transax; (ii) conflict with or result in a violation of any provision of, or constitute (with or without the giving of notice or the passage of time or both) a default under, or give rise (with or without the giving of notice or the passage of time or both) to any right of termination, cancellation or acceleration under, or require any consent, approval, authorization or waiver of, or notice to, any party to, any bond, debenture, note, mortgage, indenture, lease, contract, agreement or other instrument or obligation to which Transax is a party or by which Transax or any of its properties or business may be bound or any Permit held by Transax; (iii) result in the creation or imposition of any Encumbrance upon the properties, assets or business of Transax; or (iv) assuming compliance with the matters referred to in Section 2.7, violate any Applicable Laws binding upon Transax, except, in the case of clauses (ii), (iii) and (iv) above, for any such conflicts, violations, defaults, terminations, cancellations, accelerations or Encumbrances which would not, individually or in the aggregate, have a Material Adverse Effect and, except in the case of clause (ii) above, for: (A) such consents, approvals, authorizations and waivers that have been obtained and are unconditional and in full force and effect and such notices that have been duly given; and (B) such consents, approvals, authorizations, waivers, and notices that are disclosed on Schedule 2.6.

2.7 Governmental approvals. Except as set forth on Schedule 2.7, no consent, approval, order or authorization of, or declaration, filing or registration with, any Governmental Entity is required to be obtained or made by Transax or any of its Subsidiaries in connection with the execution, delivery or performance by Transax of this Agreement and the Ancillary Documents to which it is a party or the consummation by it of the transactions contemplated hereby or thereby, other than: (i) the filing by Transax of Articles of Merger with respect to the Merger with the Secretary of State of Colorado in accordance with Article 111 of the CBCA; (ii) compliance with any applicable requirements of the Securities Act; (iii) compliance with any applicable requirements of the Exchange Act; (iv) compliance with any applicable state securities or takeover laws; (v) filings with Governmental Entities to occur in the ordinary course following the consummation of the transactions contemplated hereby; and (vi) such consents, approvals, orders or authorizations which, if not obtained, and such declarations, filings or registrations which, if not made, would not, individually or in the aggregate, have a Material Adverse Effect.

2.8 Subsidiaries and capital stock.

  Except as disclosed on Schedule 2.8(a), Transax does not own, directly or indirectly, any capital stock or other securities of any corporation or have any direct or indirect equity or ownership interest in any other person. Schedule 2.8(a) discloses the jurisdiction of incorporation of each Transax Subsidiary and the authorized and outstanding capital stock or other equity interests of each Transax Subsidiary. Each Transax Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation. Each Transax Subsidiary has all requisite corporate power and corporate authority to own, lease and operate its properties and assets and to carry on its business as now being conducted. No actions or proceedings to dissolve any Transax Subsidiary are pending.

  All of the outstanding capital stock of each Transax Subsidiary is owned, directly or indirectly, by Transax, free and clear of all Encumbrances. All outstanding shares of capital stock of each Transax Subsidiary have been validly issued and are fully paid and non-assessable. No shares of capital stock of any Transax Subsidiary are subject to, nor have any been issued in violation of, preemptive or similar rights.

2.9 Financial statements. Transax has delivered to Vega-Atlantic accurate and complete copies of Transax’s audited balance sheet as of December 31, 2002 (the “Transax Balance Sheet Date”), and the related audited statements of income, stockholders’ equity and cash flows for the year then ended, and the notes and schedules thereto, together with the unqualified reports thereon of Transax’s auditors (collectively, the “Transax Financial Statements”). The Transax Financial Statements: (i) represent actual bona fide transactions; (ii) have been prepared from the books and records of Transax in conformity with generally accepted accounting principles in the United States (“US GAAP”) applied on a basis consistent with preceding years throughout the periods involved; and (iii) accurately, completely and fairly present in all material respects the financial position of Transax and its Subsidiaries as of the respective dates thereof and its results of operations and cash flows for the periods then ended. All financial projections, forecasts and other forward-looking information provided by Transax to Vega-Atlantic were, as of their respective dates, prepared in good faith and on a basis that management of Transax believed to be reasonable.

2.10 Absence of undisclosed liabilities. Neither Transax nor any Subsidiary of Transax has any liability or obligation (whether accrued, absolute, contingent, unliquidated or otherwise, whether or not known to Transax, and whether due or to become due), except: (i) liabilities reflected on the Transax Balance Sheet; (ii) liabilities described in the notes accompanying the Transax Financial Statements dated as of December 31, 2002; (iii) liabilities that have arisen since the date of the Transax Balance Sheet in the ordinary course of business (none of which is a material liability for breach of contract, breach of warranty, tort or infringement); (iv) liabilities arising under executory contracts entered into in the ordinary course of business (none of which is a material liability for breach of contract), (v) liabilities specifically set forth on Schedule 2.10; and (vi) other liabilities which, in the aggregate, are not material to Transax and its Subsidiaries considered as a whole.

2.11 Absence of certain changes. Except as disclosed on Schedule 2.11, since the Transax Balance Sheet Date: (i) there has not been any change, development or event, individually or in the aggregate, that has had, or might reasonably be expected to have, a Material Adverse Effect; (ii) the business of Transax and its Subsidiaries has been conducted only in the ordinary course consistent with past practice; (iii) neither Transax nor any of its Subsidiaries has incurred any material liability, engaged in any material transaction or entered into any material agreement outside the ordinary course of business consistent with past practice; (iv) neither Transax nor any of its Subsidiaries has suffered any material loss, damage, destruction or other casualty to any of its assets (whether or not covered by insurance); and (v) Transax has not taken any of the actions set forth in Section 4.2 except as permitted thereunder.

2.12 Tax matters. Except as disclosed on Schedule 2.12:

  Transax has (and as of the Effective Time will have) duly filed all federal, state, local and foreign Tax Returns required to be filed by or with respect to it with the IRS, or other applicable taxing authority, and no extensions with respect to such Tax Returns have (or as of the Effective Time will have) been requested or granted;
  Transax has (and as of the Effective Time will have) paid, or adequately reserved against in the Transax Financial Statements, all Taxes due, or claimed by any taxing authority to be due, from or with respect to it, except Taxes that are being contested in good faith by appropriate legal proceedings and for which adequate reserves have been set aside as disclosed on Schedule 2.12;
  there has been no issue raised or adjustment proposed (and none is pending) by the IRS or any other taxing authority in connection with any of the Tax Returns;
  Transax has (and as of the Effective Time will have) made all deposits required with respect to Taxes;
  the federal income Tax Returns of Transax have been audited by the IRS, or other applicable taxing authority, through the taxable year ended December 31, 2002, and the audit proceedings have been closed and all adjustments settled through the taxable year ended December 31, 2002;
  no waiver or extension of any statute of limitations as to any federal, state, local or foreign Tax matter has been given by or requested from Transax; and
  Transax has not filed a consent under Section 341(f) of the Code.

2.13 Compliance with laws. Except as disclosed on Schedule 2.13, each of Transax and its Subsidiaries has complied in all material respects with all Applicable Laws, except for non-compliance with such Applicable Laws which, individually or in the aggregate, does not and will not have a Material Adverse Effect. Neither Transax nor any of its Subsidiaries has received any written notice, which has not been dismissed or otherwise disposed of, that such person has not so complied. Neither Transax nor any of its Subsidiaries is charged or, to the knowledge of Transax, threatened with or, to the knowledge of Transax, under investigation with respect to, any violation of any Applicable Laws relating to any aspect of the business of Transax or any of its Subsidiaries, other than violations which, individually or in the aggregate, do not and will not have a Material Adverse Effect.

2.14 Legal Proceedings. There are no Proceedings pending or, to the knowledge of Transax, threatened against or involving Transax or any of its Subsidiaries (or any of its directors or officers in connection with the business or affairs of Transax or any of its Subsidiaries) or any properties, assets or rights of Transax which, individually or in the aggregate, might reasonably be expected to have a Material Adverse Effect. There are no Proceedings pending or, to the knowledge of Transax, threatened, seeking to restrain, prohibit or obtain damages or other relief in connection with this Agreement or the transactions contemplated hereby.

2.15 Title to assets. Each of Transax and its Subsidiaries has good and defensible title, and in the case of real property insurable title, to all properties and assets (real, personal and mixed, tangible and intangible) it owns or purports to own and including, without limitation, the properties and assets reflected in its books and records and in the Transax Balance Sheet, other than those disposed of after the date of such Transax Balance Sheet in the ordinary course of business consistent with past practice, free and clear of all Encumbrances, except as disclosed on Schedule 2.15, and such imperfections or irregularities of title, if any, as: (i) are not substantial in character, amount or extent and do not materially detract from the value of the property or asset subject thereto; (ii) do not materially interfere with either the present or intended use of such property; and (iii) do not, individually or in the aggregate, materially interfere with the conduct of Transax’s normal operations.

2.16 Permits. Transax and its Subsidiaries hold all Permits necessary or required for the conduct of the business of Transax and its Subsidiaries as currently conducted. Each of such Permits is in full force and effect, Transax and its Subsidiaries are in compliance with all of their respective obligations with respect thereto and, to the knowledge of Transax, no event has occurred which permits, or with or without the giving of notice or the passage of time or both would permit, the revocation or termination of any thereof. Except as disclosed on Schedule 2.16, no notice has been issued by any Governmental Entity and no Proceeding is pending or, to the knowledge of Transax, threatened, with respect to any alleged failure by Transax or any of its Subsidiaries to have any Permit.

2.17 Agreements.

  Set forth on Schedule 2.17 is a list of all the following agreements, arrangements and understandings (written or oral, formal or informal) (collectively, for purposes of this Section, “agreements”) to which Transax or any of its Subsidiaries is a party or by which Transax, any of its Subsidiaries or any of their respective properties or assets is otherwise bound:

    collective bargaining agreements and similar agreements with employees as a group;

    employee benefit agreements, trusts, plans, funds, or other arrangements of any nature, including those referred to in Section 4.3(e);

    agreements with any current or former shareholder, director, officer, employee, consultant or advisor or any affiliate of any such person;

    agreements between or among Transax and any of the Subsidiaries;

    indentures, mortgages, security agreements, notes, loan or credit agreements or other agreements relating to the borrowing of money by Transax or any Subsidiary or to the direct or indirect guarantee or assumption by Transax or any Subsidiary of any obligation of others, including any agreement that has the economic effect although not the legal form of any of the foregoing;

    agreements relating to the acquisition or disposition of assets, other than those entered into in the ordinary course of business consistent with past practice;

    agreements relating to the acquisition or disposition of any interest in any business enterprise;

    agreements with respect to the lease of real or personal property;

    agreements concerning the management or operation of any real property;

    broker, distributor, dealer, manufacturer's representative, sales, agency, sales promotion, advertising, market research, marketing, consulting, research and development, maintenance, service and repair agreements;

    license, royalty or other agreements relating to Intellectual Property;

    partnership, joint venture and profit sharing agreements;

    agreements with any Governmental Entity;

    agreements relating to the release or disposal of hazardous material (as such term is defined in Section 2.18(b));

    agreements in the nature of a settlement or a conciliation agreement arising out of any claim asserted by any other person;

    agreements containing any covenant limiting the freedom of Transax or any Subsidiary to engage in any line of business or compete with any other person in any geographic area or during any period of time;

    powers of attorney granted by Transax or any Subsidiary in favor of any person;

    agreements not made in the ordinary course of business; and

    other agreements, whether or not made in the ordinary course of business, that are material to the business, assets, results of operations, condition (financial or otherwise) or prospects of Transax. For the purposes of this Section 2.17, a “material” agreement shall mean any agreement that provides for aggregate payments or receipts in excess of $25,000.00 during the course of a calendar year.

  Transax has made available to Vega-Atlantic accurate and complete copies of the agreements listed on Schedule 2.17 and will provide physical copies of each such agreement not later than five business days prior to the Effective Time. Each of such agreements is a valid and binding agreement of the parties thereto enforceable against them in accordance with its terms. No breach or default exists with respect to any of such agreements, and no event has occurred which, after the giving of notice or the passage of time or otherwise, will result in any such breach or default.

  Neither Transax nor any of its Subsidiaries has received notice of any plan or intention of any other party to any agreement to exercise any right of offset with respect to, or any right to cancel or terminate, any agreement, and Transax does not know of any fact or circumstance that would justify the exercise by any such other party of such a right other than the automatic termination of such agreement in accordance with its terms. Transax does not currently contemplate, or have reason to believe any other person currently contemplates, any amendment or change to any agreement, which amendment or change could have a Material Adverse Effect.

2.18 Environmental matters.

  Except as disclosed in Schedule 2.18(a) and except for matters that in the aggregate would not have a Material Adverse Effect:

    to the knowledge of Transax, the properties, operations and activities of Transax and its Subsidiaries comply with all Applicable Environmental Laws (as defined below);
    Transax, its Subsidiaries and the properties, operations and activities of Transax and its Subsidiaries are not subject to any existing, pending or, to the knowledge of Transax, threatened Proceeding under, or to any remedial obligations under, any Applicable Environmental Laws;
    all Permits, if any, required to be obtained by Transax or any of its Subsidiaries under any Applicable Environmental Laws in connection with any aspect of the business of Transax or its Subsidiaries, including without limitation those relating to the treatment, storage, disposal or release of a hazardous material (as defined below), have been duly obtained and are in full force and effect, and Transax and each of its Subsidiaries is in compliance with the terms and conditions of all such Permits;
    each of Transax and its Subsidiaries has satisfied and is currently in compliance with all financial responsibility requirements applicable to its operations and imposed by any Governmental Entity under any Applicable Environmental Laws, and neither Transax nor any of its Subsidiaries has received any notice of non-compliance with any such financial responsibility requirements;
    to the knowledge of Transax, there are no physical or environmental conditions existing on any property or assets owned or leased by Transax or any of its Subsidiaries, or resulting from their respective operations or activities, past or present, at any location, that would give rise to any on-site or off-site remedial obligations under any Applicable Environmental Laws;
    to the knowledge of Transax, since the Effective Time of the relative requirements of Applicable Environmental Laws, all hazardous materials generated by Transax or any of its Subsidiaries, or used in connection with its properties, operations or activities have been transported only by carriers authorized under Applicable Environmental Laws to transport such materials, and have been disposed of only at treatment, storage and disposal facilities authorized under Applicable Environmental Laws to treat, store or dispose of such materials and, to the knowledge of Transax, such carriers and facilities have been and are operating in compliance with such authorizations and are not the subject of any existing, pending or threatened Proceeding in connection with any Applicable Environmental Laws;
    there has been no exposure of any person or property to hazardous materials, nor has there been any release of hazardous materials into the environment, by Transax, its Subsidiaries or in connection with their properties, operations or activities that could reasonably be expected to give rise to any claim for damages or compensation; and
    Transax shall make available to Vega-Atlantic all internal and external environmental audits and studies and all correspondence on substantial environmental matters in the possession of Transax relating to any of the current or former properties, operations or activities of Transax and its Subsidiaries; provided that Transax shall not be required to make available any such audits, studies or correspondence that may be subject to the attorney-client privilege or similar privilege.

  For purposes of this Section, “Applicable Environmental Laws” means any and all Applicable Laws pertaining to health, safety or the environment in effect in any and all jurisdictions in which Transax or any of its Subsidiaries has conducted operations or activities or owned or leased property and assets and including, without limitation, the Clear Air Act, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Rivers and Harbors Act of 1899, as amended, the Federal Water Pollution Control Act, as amended, the Occupational Safety and Health Act of 1970, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Safe Drinking Water Act, as amended, the Toxic Substances Control Act, as amended, the Superfund Amendments and Reauthorization Act of 1986, as amended, the Hazardous Materials Transportation Act, as amended, and other environmental conservation or protection laws. For purposes of this Agreement, the term “hazardous material” means: (i) any substance which is listed or defined as a hazardous substance, hazardous constituent or solid waste pursuant to any Applicable Environmental Laws; and (ii) petroleum (including crude oil and any fraction thereof), natural gas and natural gas liquids.

  The representations and warranties contained in this Section would continue to be true and correct following disclosure to the applicable Governmental Entities of all relevant facts, conditions and circumstances, if any, pertaining to the properties, operations and activities of Transax and its Subsidiaries.

2.19 Insurance. Set forth on Schedule 2.19 is a list and summary description, including risks covered, premium amounts and term of policy, of all policies of fire, liability, casualty, life and other insurance owned or held by each of Transax and its Subsidiaries. Such policies are in full force and effect, are sufficient to satisfy all material requirements of Applicable Laws and any agreements, arrangements or understandings to which Transax or any of its Subsidiaries is a party, and provide adequate insurance coverage for the assets and operations of Transax and its Subsidiaries. All premiums due and payable with respect to such policies have been timely paid. No notice of cancellation of, or indication of an intention not to renew, any such policy has been received by Transax or any of its Subsidiaries. No event has occurred nor does any fact or condition exist which would render any of such policies void or voidable or subject any of such policies to cancellation or termination. Each of Transax and its Subsidiaries has given timely notice to the appropriate insurance carrier of all pending or threatened claims against it that are insured. Schedule 2.19 also lists all pending and threatened insured claims. To the knowledge of Transax, the insurance companies providing the insurance listed on Schedule 2.19 are solvent. During the past three years no application by Transax or any of its Subsidiaries for insurance with respect to its assets or operations has been denied for any reason. To the knowledge of Transax, adequate insurance coverage for the assets and operations of Transax and its Subsidiaries is provided for.

2.20 Books and records. All the books and records of Transax and each of its Subsidiaries, including all personnel files, employee data and other materials relating to employees, are substantially complete and correct in all material respects, have been in all material respects maintained in accordance with good business practice and all Applicable Laws and, in the case of the books of account, have been in all material respects prepared and maintained in accordance with generally accepted accounting principles consistently applied. Such books and records accurately and fairly reflect, in reasonable detail, all material transactions, revenues, expenses, assets and liabilities of Transax and each of its Subsidiaries.

2.21 Illegal payments. To the knowledge of Transax, none of Transax, any of its Subsidiaries or any director, officer, employee or agent of such person has, directly or indirectly, paid or delivered any fee, commission or other sum of money or item of property however characterized to any broker, finder, agent, government official or other person, in the United States or any other country, in any manner related to the business or operations of Transax or any of its Subsidiaries, which Transax or any such director, officer, employee or agent knows or has reason to believe to have been illegal under any Applicable Law.

2.22 Brokerage fees. Neither Transax nor any of its affiliates has retained any financial advisor, broker, agent or finder, or paid or agreed to pay any financial advisor, broker, agent or finder, on account of this Agreement or any transaction contemplated hereby.

2.23 Offerings of securities. All securities that have been offered or sold by Transax or any of its Subsidiaries within the three-year period ended on the Transax Balance Sheet Date have been offered and sold pursuant to valid exemptions from the Securities Act and applicable state securities laws. To the knowledge of Transax, no private offering memorandum or other information furnished (whether in writing or orally) to any offeree or purchaser of such securities, at the time of delivery of such private offering memorandum or other information, contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

2.24 Disclosure. No representation or warranty made by Transax in this Agreement, and no statement of Transax contained in any document, certificate or other writing furnished or to be furnished by Transax pursuant hereto or in connection herewith, contains or will contain, at the time of delivery, any untrue statement of a material fact or omits or will omit, at the time of delivery, to state any material fact necessary in order to make the statements contained therein, in light of the circumstances under which they are made, not misleading. Transax knows of no matter that has not been disclosed to Vega-Atlantic pursuant to this Agreement that has or, so far as Transax can now reasonably foresee, will have a Material Adverse Effect. Transax has made available to Vega-Atlantic accurate and complete copies of all agreements, documents and other writings referred to or listed in this Article II or any Schedule hereto.

2.25 Representations and warranties as of the Effective Time. The representations and warranties made in this Article II will be true and correct in all material respects on and as of the Effective Time with the same force and effect as if such representations and warranties had been made on and as of the Effective Time, except that any such representations and warranties which expressly relate only to an earlier date shall be true and correct as of the Effective Time as of such earlier date.

2.26 No other representations. Except as and to the extent expressly set forth in this Article II, Transax makes no representations or warranties whatsoever to Vega-Atlantic or Newco and hereby disclaims all liability and responsibility for any representation, warranty, statement or information made, communicated or furnished (orally or in writing) to Vega-Atlantic, Newco or their representatives (including without limitation any opinion, information, projection or advice that may have been or may be provided to Vega-Atlantic and/or Newco by any director, officer, employee, agent, consultant or representative of Transax or any affiliate thereof).

Article III
REPRESENTATIONS AND WARRANTIES OF VEGA-ATLANTIC AND NEWCO

Vega-Atlantic and Newco hereby jointly and severally represent and warrant to Transax as follows:

3.1 Corporate organization. Each of Vega-Atlantic, Newco and the other Subsidiaries of Vega-Atlantic is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and corporate authority to own, lease and operate its properties and to carry on its business as now being conducted. No actions or proceedings to dissolve Vega-Atlantic, Newco or any other Vega-Atlantic Subsidiary are pending or, to the knowledge of Vega-Atlantic, threatened.

3.2 Qualification. Each of Vega-Atlantic, Newco and the other Subsidiaries of Vega-Atlantic is duly qualified or licensed to do business as a foreign corporation and is in good standing in each of the jurisdictions set forth on Schedule 3.2, which are all the jurisdictions in which the business owned, leased or operated by it or the conduct of its business requires such qualification or licensing;, except jurisdictions in which the failure to be so qualified or licensed would not, individually or in the aggregate, have a Material Adverse Effect on the business, assets, results of operations, condition (financial or otherwise) or prospects of Vega-Atlantic and its Subsidiaries considered as a whole.

3.3 Charter and Bylaws. Vega-Atlantic has delivered to Transax accurate and complete copies of the Articles of Incorporation and Bylaws of Vega-Atlantic and its Subsidiaries as currently in effect, and will deliver to Transax not later than five business days prior to the Effective Time: (i) the stock records of Vega-Atlantic and its Subsidiaries; and (ii) the minutes of all meetings of the Boards of Directors and shareholders of Vega-Atlantic and its Subsidiaries, any committees of any such Boards and all consents in lieu of such meetings. Such records, minutes and consents accurately reflect the stock ownership of Vega-Atlantic and its Subsidiaries and, in all material respects, all actions taken by the Boards of Vega-Atlantic and its Subsidiaries and any committees of such Boards of Directors. Neither Vega-Atlantic nor its Subsidiaries is in violation of any provision of its Articles of Incorporation or Bylaws, other than violations that, individually or in the aggregate, do not and will not have a Material Adverse Effect.

3.4 Capitalization of Vega-Atlantic.

  The authorized capital stock of Vega-Atlantic consists of 100,000,000 common shares of Vega-Atlantic Common Stock, par value U.S. $0.0001, of which 1,106,778 common shares of Vega-Atlantic Common Stock are outstanding and no shares are held in Vega-Atlantic’s treasury. The Board of Directors of Vega-Atlantic shall designate 11,066,207 Vega-Atlantic Shares of Vega-Atlantic Common Stock to be issued to Newco prior to the Effective Time. The Vega-Atlantic Shares shall have the same rights as all other shares of Vega-Atlantic Common Stock. All outstanding shares of capital stock of Vega-Atlantic have been validly issued and are fully paid and non-assessable, and no shares of capital stock of Vega-Atlantic are subject to, nor have any been issued in violation of, pre-emptive or similar rights. All issuances, sales and repurchases by Vega-Atlantic of shares of its capital stock have been effected in compliance with all Applicable Laws, including without limitation applicable federal and state securities laws. As of the date hereof no shares of Vega-Atlantic Common Stock are reserved for issuance and issuable upon the exercise of outstanding employee stock options granted under Vega-Atlantic’s employee stock option plan. Except as set forth in this Section, there are (and as of the Effective Time there will be) outstanding: (i) no shares of capital stock or other voting securities of Vega-Atlantic; (ii) no securities of Vega-Atlantic convertible into or exchangeable for shares of capital stock or other voting securities of Vega-Atlantic; (iii) no options or other rights to acquire from Vega-Atlantic, and no obligation of Vega-Atlantic to issue or sell, any shares of capital stock or other voting securities of Vega-Atlantic or any securities of Vega-Atlantic convertible into or exchangeable for such capital stock or voting securities; and (iv) no equity equivalents, interests in the ownership or earnings or other similar rights of or with respect to Vega-Atlantic. There are (and as of the Effective Time there will be) no outstanding obligations of Vega-Atlantic to repurchase, redeem or otherwise acquire any of the foregoing shares, securities, options, equity equivalents, interests or rights. Vega-Atlantic is not a party to, and is not aware of, any voting agreement, voting trust or similar agreement or arrangement relating to any class or series of its capital stock. Set forth on Schedule 3.4 is a list of all holders of options, warrants and any other securities that are convertible into or exchangeable for shares of Vega-Atlantic Common Stock, including for each holder: (i) the number and type of securities held; (ii) the applicable exercise price or conversion ratio of such securities; and (iii) the vesting percentage of such securities (if applicable).

  The authorized capital stock of Newco consists of 1,000 shares of Common Stock, of which 1,000 shares are outstanding. All the outstanding shares of capital stock of Newco are owned directly by Vega-Atlantic.

3.5 Authority relative to this Agreement. Each of Vega-Atlantic and Newco has full corporate power and corporate authority to execute and deliver this Agreement and the Ancillary Documents to which it is a party and, subject to the approval of this Agreement by the shareholder of Newco in accordance with Applicable Laws and Newco’s Articles of Incorporation, to consummate the transactions contemplated hereby and thereby. The execution, delivery and performance by each of Vega-Atlantic and Newco of this Agreement and the Ancillary Documents to which it is a party, and the consummation by it of the transactions contemplated hereby and thereby, have been duly authorized by the Boards of Directors of Vega-Atlantic and Newco, and no other corporate proceedings (other than the approval of this Agreement by the shareholders of Newco in accordance with Applicable Laws and Newco’s Articles of Incorporation) on the part of Newco are necessary to authorize the execution, delivery and performance by Newco and Vega-Atlantic of this Agreement and such Ancillary Documents and the consummation by it of the transactions contemplated hereby and thereby. This Agreement has been duly executed and delivered by each of Vega-Atlantic and Newco and, assuming the due authorization, execution and delivery thereof by Transax, constitutes, and each Ancillary Document executed or to be executed by Vega-Atlantic, Newco or both, has been, or when executed will be, duly executed and delivered by Vega-Atlantic or Newco and constitutes, or when executed and delivered will constitute, a valid and legally binding obligation of Vega-Atlantic and Newco enforceable against Vega-Atlantic and Newco in accordance with its respective terms, except that such enforceability may be limited by: (i) applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors’ rights generally; and (ii) equitable principles which may limit the availability of certain equitable remedies (such as specific performance) in certain instances. On or prior to the date of this Agreement the Board of Directors of Newco has determined to recommend approval of the Merger to the shareholders of Newco, and such determination is in effect as of the date hereof.

3.6 Non-contravention. The execution, delivery and performance by Vega-Atlantic and Newco of this Agreement and the Ancillary Documents to which either is a party and the consummation by them of the transactions contemplated hereby and thereby do not and will not: (i) conflict with or result in a violation of any provision of the Articles of Incorporation or Bylaws of Vega-Atlantic or Newco; (ii) conflict with or result in a violation of any provision of, or constitute (with or without the giving of notice or the passage of time or both) a default under, or give rise (with or without the giving of notice or the passage of time or both) to any right of termination, cancellation or acceleration under, or require any consent, approval, authorization or waiver of, or notice to, any party to, any material bond, debenture, note, mortgage, indenture, lease, contract, agreement or other instrument or obligation to which Vega-Atlantic or Newco is a party or by which Vega-Atlantic or Newco or any of their respective properties or assets may be bound or any material Permit held by Vega-Atlantic or Newco; (iii) result in the creation or imposition of any Encumbrance upon the properties or assets of Vega-Atlantic or Newco; or (iv) assuming compliance with the matters referred to in Section 3.7, violate any Applicable Laws binding upon Vega-Atlantic or Newco, except, in the case of clauses (ii), (iii), and (iv) above, for any such conflicts, violations, defaults, terminations, cancellations, accelerations or Encumbrances which would not, individually or in the aggregate, have a Material Adverse Effect, and except, in the case of clause (ii) above, for: (A) such consents, approvals, authorizations and waivers that have been obtained and are unconditional and in full force and effect and such notices that have been duly given; and (B) such consents, approvals, authorizations, waivers and notices that are disclosed on Schedule 3.6.

3.7 Governmental approvals. Except as set forth on Schedule 3.7, no consent, approval, order or authorization of, or declaration, filing or registration with, any Governmental Entity is required to be obtained or made by Vega-Atlantic, Newco or any other Subsidiary of Vega-Atlantic in connection with their execution, delivery or performance of this Agreement and the Ancillary Documents to which either of them is a party or the consummation by them of the transactions contemplated hereby or thereby, other than: (i) the filing by Newco of Articles of Merger with respect to the Merger with the Secretary of State of Colorado and issuance by such Secretary of State of a certificate of merger in accordance with the CBCA; (ii) compliance with any applicable requirements of the Securities Act; (iii) compliance with any applicable requirements of the Exchange Act; (iv) compliance with any applicable requirements of the Trust Indenture Act; (v) compliance with any applicable state securities or takeover laws; (vi) filings with Governmental Entities to occur in the ordinary course following the consummation of the transactions contemplated hereby; and (vii) such consents, approvals, orders or authorizations which, if not obtained, and such declarations, filings or registrations which, if not made, would not, individually or in the aggregate, have a Material Adverse Effect.

3.8 Subsidiaries and capital stock.

  Except as disclosed on Schedule 3.8(a), Vega-Atlantic does not own, directly or indirectly, any capital stock or other securities of any corporation or have any direct or indirect equity or ownership interest in any other person. Also disclosed on Schedule 3.8(a) is the jurisdiction of incorporation of each Vega-Atlantic Subsidiary and the authorized and outstanding capital stock or other equity interests of each Vega-Atlantic Subsidiary. Each Vega-Atlantic Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation. Each Vega-Atlantic Subsidiary has all requisite corporate power and corporate authority to own, lease and operate its properties and assets and to carry on its business as now being conducted. No actions or proceedings to dissolve any Vega-Atlantic Subsidiary are pending.

  All of the outstanding capital stock of each Vega-Atlantic Subsidiary is owned directly or indirectly by Vega-Atlantic free and clear of all Encumbrances. All outstanding shares of capital stock of each Vega-Atlantic Subsidiary have been validly issued and are fully paid and non-assessable. No shares of capital stock of any Vega-Atlantic Subsidiary are subject to, nor have any been issued in violation of, pre-emptive or similar rights.

3.9 Financial statements. Vega-Atlantic has delivered to Transax accurate and complete copies of Vega-Atlantic’s audited balance sheet as of March 31, 2003 (the “Vega-Atlantic Balance Sheet Date”), and the related audited statements of income, stockholders’ equity and cash flows for the year then ended, and the notes and schedules thereto, together with the unqualified reports thereon of Vega-Atlantic’s auditors (collectively, the “Vega-Atlantic Financial Statements”). The Vega-Atlantic Financial Statements: (i) represent actual bona fide transactions; (ii) have been prepared from the books and records of Vega-Atlantic and its Subsidiaries in conformity with US GAAP applied on a basis consistent with preceding years throughout the periods involved; and (iii) accurately, completely and fairly present in all material respects the financial position of Vega-Atlantic and its Subsidiaries as of the respective dates thereof and their results of operations and cash flows for the periods then ended. All financial projections, forecasts and other forward-looking information provided by Vega-Atlantic to Transax were, as of their respective dates, prepared in good faith and on a basis that management of Vega-Atlantic believed to be reasonable.

3.10 SEC Filings. Vega-Atlantic has filed with the United States Securities and Exchange Commission all forms, reports, schedules, statements and other documents required to be filed by it during the past two years from the date hereof under the Securities Act, the Exchange Act and all other federal securities laws. All forms, reports, schedules, statements and other documents (including all amendments thereto) filed by Vega-Atlantic with the Securities and Exchange Commission since such date are herein collectively referred to as the “SEC Filings”. Set forth on Schedule 3.11 is a list of all the SEC Filings filed by Vega-Atlantic with the Securities and Exchange Commission. Vega-Atlantic has delivered to Transax accurate and complete copies of all the SEC Filings listed on Schedule 3.10 that were filed as a paper submission. The SEC Filings, at the time filed, complied in all material respects with all applicable requirements of federal securities laws. To the knowledge of Vega-Atlantic, none of the SEC Filings, including, without limitation, any financial statements or schedules included therein, at the time filed, contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading. Except as disclosed on Schedule 3.10, all SEC Filings were filed timely with the Securities and Exchange Commission.

3.11 Disclosure documents. None of the information relating to Vega-Atlantic, this Agreement or the transactions contemplated in this Agreement that has been or is to be supplied by Vega-Atlantic for inclusion in, or has been or is to be incorporated by reference from, Securities and Exchange Commission filings of Vega-Atlantic in any documents to be filed with any regulatory authority by Vega-Atlantic in connection with the transactions contemplated by this Agreement, at the respective time such document is filed or becomes effective, or at the Effective Time, as the case may be, will be false or misleading with respect to any material fact, or will omit to state any material fact necessary in order to make the statements therein not misleading. All documents required to be filed by Vega-Atlantic in connection with the Merger will comply as to form in all material respects with the applicable requirements of the statutes, rules and regulations pursuant to which they are filed. No representations are made in this Section by Vega-Atlantic or Newco with respect to any information included or incorporated by reference in any information to be filed with any regulatory authority by Vega-Atlantic in connection with the transactions contemplated by this Agreement.

3.12 Absence of undisclosed liabilities. Neither Vega-Atlantic, Newco nor any other Subsidiary of Vega-Atlantic has any liability or obligation (whether accrued, absolute, contingent, unliquidated or otherwise, whether or not known to Vega-Atlantic, and whether due or to become due), except: (i) liabilities reflected on the Vega-Atlantic Balance Sheet; (ii) liabilities described in the notes accompanying the Vega-Atlantic Financial Statements; (iii) liabilities that have arisen since the date of the Vega-Atlantic Balance Sheet in the ordinary course of business (none of which is a material liability for breach of contract, breach of warranty, tort or infringement); (iv) liabilities arising under executory contracts entered into in the ordinary course of business (none of which is a material liability for breach of contract); (v) liabilities specifically set forth on Schedule 3.12; and (vi) other liabilities which, in the aggregate, are not material to Vega-Atlantic.

3.13 Absence of certain changes. Except as disclosed on Schedule 3.13, since the Vega-Atlantic Balance Sheet Date: (i) there has not been any change, development or event, individually or in the aggregate, that has had, or might reasonably be expected to have, a Material Adverse Effect; (ii) the business of Vega-Atlantic and its Subsidiaries has been conducted only in the ordinary course consistent with past practice; (iii) neither Vega-Atlantic nor its Subsidiaries has incurred any material liability, engaged in any material transaction or entered into any material agreement outside the ordinary course of business consistent with past practice; (iv) neither Vega-Atlantic nor its Subsidiaries has suffered any material loss, damage, destruction or other casualty to any of its assets (whether or not covered by insurance); and (v) Vega-Atlantic has not taken any of the actions set forth in Section 4.2 except as permitted thereunder.

3.14 Tax matters. Except as disclosed on Schedule 3.14:

  Vega-Atlantic has (and as of the Effective Time will have) duly filed all federal, state, local and foreign Tax Returns required to be filed by or with respect to it with the IRS or other applicable taxing authority, and no extensions with respect to such Tax Returns have (or as of the Effective Time will have) been requested or granted;
  Vega-Atlantic has (and as of the Effective Time will have) paid, or adequately reserved against in the Vega-Atlantic Financial Statements, all Taxes due, or claimed by any taxing authority to be due, from or with respect to it, except Taxes that are being contested in good faith by appropriate legal proceedings and for which adequate reserves have been set aside as disclosed on Schedule 3.14;
  there has been no issue raised or adjustment proposed (and none is pending) by the IRS or any other taxing authority in connection with any of the Tax Returns;
  Vega-Atlantic has (and as of the Effective Time will have) made all deposits required with respect to Taxes;
  the federal income Tax Returns of Vega-Atlantic have been audited by the IRS or other applicable taxing authority, through the taxable year ended March 31, 2003, and the audit proceedings have been closed and all adjustments settled through the taxable year ended March 31, 2003;
  no waiver or extension of any statute of limitations as to any federal, state, local or foreign Tax matter has been given by or requested from Vega-Atlantic; and
  Vega-Atlantic has not filed a consent under Section 341(f) of the Code.

3.15 Compliance with laws. Except as disclosed on Schedule 3.15, each of Vega-Atlantic and its Subsidiaries has complied in all material respects with all Applicable Laws, except for non-compliance with such Applicable Laws which, individually or in the aggregate, does not and will not have a Material Adverse Effect. Neither Vega-Atlantic nor any of its Subsidiaries has received any written notice, which has not been dismissed or otherwise disposed of, that such person has not so complied. Neither Vega-Atlantic nor any of its Subsidiaries is charged or, to the knowledge of Vega-Atlantic, threatened with, or, to the knowledge of Vega-Atlantic, under investigation with respect to, any violation of any Applicable Laws relating to any aspect of the business of Vega-Atlantic or any of its Subsidiaries, other than violations which, individually or in the aggregate, do not and will not have a Material Adverse Effect.

3.16 Legal Proceedings. There are no Proceedings pending or, to the knowledge of Vega-Atlantic, threatened against or involving Vega-Atlantic or any of its Subsidiaries (or any of its directors or officers in connection with the business or affairs of Vega-Atlantic or any of its Subsidiaries) or any properties or rights of Vega-Atlantic which, individually or in the aggregate, might reasonably be expected to have a Material Adverse Effect. There are no Proceedings pending or, to the knowledge of Vega-Atlantic, threatened, seeking to restrain, prohibit or obtain damages or other relief in connection with this Agreement or the transactions contemplated hereby.

3.17 Title to assets. Each of Vega-Atlantic and its Subsidiaries has good and defensible title, and in the case of real property insurable title, to all properties and assets (real, personal and mixed, tangible and intangible) it owns or purports to own and including, without limitation, the properties and assets reflected in its books and records and in the Vega-Atlantic Balance Sheet, other than those disposed of after the date of such Vega-Atlantic Balance Sheet in the ordinary course of business consistent with past practice, free and clear of all Encumbrances, except as disclosed on Schedule 3.17, and such imperfections or irregularities of title, if any, as: (i) are not substantial in character, amount or extent and do not materially detract from the value of the property or asset subject thereto; (ii) do not materially interfere with either the present or intended use of such property; and (iii) do not, individually or in the aggregate, materially interfere with the conduct of Vega-Atlantic’s normal operations.

3.18 Permits. Vega-Atlantic and its Subsidiaries hold all Permits necessary or required for the conduct of the business of Vega-Atlantic as currently conducted. Each of such Permits is in full force and effect, Vega-Atlantic and its Subsidiaries are in compliance with all its obligations with respect thereto, and, to the knowledge of Vega-Atlantic, no event has occurred which permits, or with or without the giving of notice or the passage of time or both would permit, the revocation or termination of any thereof. Except as disclosed on Schedule 3.18, no notice has been issued by any Governmental Entity and no Proceeding is pending or, to the knowledge of Vega-Atlantic, threatened with respect to any alleged failure by Vega-Atlantic or any of its Subsidiaries to have any Permit.

3.19 Agreements.

  Set forth on Schedule 3.19 is a list of all the following agreements, arrangements and understandings (written or oral, formal or informal) (collectively, for purposes of this Section, “agreements”) to which Vega-Atlantic or any of its Subsidiaries is a party or by which Vega-Atlantic, any of its Subsidiaries or any of their respective properties or assets is otherwise bound:

    collective bargaining agreements and similar agreements with employees as a group;
    employee benefit agreements, trusts, plans, funds, or other arrangements of any nature, including those referred to in Section 4.3(e);
    agreements with any current or former shareholder, director, officer, employee, consultant or advisor or any affiliate of any such person;
    agreements between or among Vega-Atlantic and any of the Subsidiaries;
    indentures, mortgages, security agreements, notes, loan or credit agreements or other agreements relating to the borrowing of money by Vega-Atlantic or any Subsidiary or to the direct or indirect guarantee or assumption by Vega-Atlantic or any Subsidiary of any obligation of others, including any agreement that has the economic effect although not the legal form of any of the foregoing;
    agreements relating to the acquisition or disposition of assets, other than those entered into in the ordinary course of business consistent with past practice;
    agreements relating to the acquisition or disposition of any interest in any business enterprise;
    agreements with respect to the lease of real or personal property;
    agreements concerning the management or operation of any real property;
    broker, distributor, dealer, manufacturer's representative, sales, agency, sales promotion, advertising, market research, marketing, consulting, research and development, maintenance, service and repair agreements;
    license, royalty or other agreements relating to Intellectual Property;
    partnership, joint venture and profit sharing agreements;
    agreements with any Governmental Entity;
    agreements relating to the release or disposal of hazardous material (as such term is defined in Section 3.21(b));
    agreements in the nature of a settlement or a conciliation agreement arising out of any claim asserted by any other person;
    agreements containing any covenant limiting the freedom of Vega-Atlantic or any Subsidiary to engage in any line of business or compete with any other person in any geographic area or during any period of time;
    powers of attorney granted by Vega-Atlantic or any Subsidiary in favor of any person;
    agreements not made in the ordinary course of business; and
    other agreements, whether or not made in the ordinary course of business, that are material to the business, assets, results of operations, condition (financial or otherwise) or prospects of Vega-Atlantic. For the purposes of this Section 3.20, a “material” agreement shall mean any agreement that provides for aggregate payments or receipts in excess of $25,000.00 during the course of a calendar year.

  Vega-Atlantic has made available to Transax accurate and complete copies of the agreements listed on Schedule 3.19 and will provide physical copies of each such agreement not later than five business days prior to the Effective Time. Each of such agreements is a valid and binding agreement of the parties thereto enforceable against them in accordance with its terms. No breach or default exists with respect to any of such agreements, and no event has occurred which, after the giving of notice or the passage of time or otherwise, will result in any such breach or default.

  Neither Vega-Atlantic nor any of its Subsidiaries has received notice of any plan or intention of any other party to any agreement to exercise any right of offset with respect to, or any right to cancel or terminate, any agreement, and Vega-Atlantic does not know of any fact or circumstance that would justify the exercise by any such other party of such a right other than the automatic termination of such agreement in accordance with its terms. Vega-Atlantic does not currently contemplate, or have reason to believe any other person currently contemplates, any amendment or change to any agreement, which amendment or change could have a Material Adverse Effect.

3.20 Employee Benefit Plans.

  Set forth on Schedule 3.20(a) is a list of each employment, severance or other similar contract, arrangement or policy and each plan or arrangement (written or oral) providing for insurance coverage (including any self-insured arrangements), workers’ compensation, disability benefits, supplemental unemployment benefits, vacation benefits, retirement benefits, deferred compensation, profit-sharing, bonuses, stock options, stock appreciation rights or other forms of incentive compensation or post-retirement insurance, compensation or benefits which: (i) is entered into, maintained or contributed to, as the case may be, by Vega-Atlantic or any affiliate of Vega-Atlantic: and (ii) covers any employee or former employee of Vega-Atlantic or any affiliate of Vega-Atlantic or under which Vega-Atlantic or any affiliate of Vega-Atlantic has any liability. Such contracts, plans and arrangements as are described in the preceding sentence are referred to for purposes of this Section as the “Benefit Plans”. Each Benefit Plan has been maintained in substantial compliance with its terms and with the requirements prescribed by Applicable Laws.

  Set forth on Schedule 3.20(b) are all liabilities and obligations (whether accrued, absolute, unliquidated or otherwise) of Vega-Atlantic and its Subsidiaries relating to any Benefit Plan of Vega-Atlantic or its Subsidiaries, including but not limited to, employee retirement, severance or similar post-employment arrangements.

  Except as disclosed on Schedule 3.20(c), none of the employees of Vega-Atlantic or any of its Subsidiaries may cause Vega-Atlantic or any of its Subsidiaries to maintain their respective Benefit Plans in compliance with the requirements prescribed by ERISA or any other applicable United States federal or state laws relating to employee benefits.

  Except as disclosed on Schedule 3.20(d), there has been no amendment, written interpretation or announcement (whether or not written) by Vega-Atlantic or any affiliate of Vega-Atlantic of or relating to, or change in employee participation or coverage under, any Benefit Plan that would increase materially the expense of maintaining such Benefit Plan above the level of the expense incurred in respect thereof for the fiscal year ended March 31, 2003.

3.21 Environmental matters.

  Except as disclosed in Schedule 3.21(a) and except for matters that in the aggregate would not have a Material Adverse Effect:

    to the knowledge of Vega-Atlantic, the properties, operations and activities of Vega-Atlantic and its Subsidiaries comply with all Applicable Environmental Laws (as defined below);
    Vega-Atlantic, its Subsidiaries and the properties, operations and activities of Vega-Atlantic and its Subsidiaries are not subject to any existing, pending or, to the knowledge of Vega-Atlantic, threatened Proceeding under, or to any remedial obligations under, any Applicable Environmental Laws;
    all Permits, if any, required to be obtained by Vega-Atlantic or any of its Subsidiaries under any Applicable Environmental Laws in connection with any aspect of the business of Vega-Atlantic or its Subsidiaries, including without limitation those relating to the treatment, storage, disposal or release of a hazardous material (as defined below), have been duly obtained and are in full force and effect, and Vega-Atlantic and each of its Subsidiaries is in compliance with the terms and conditions of all such Permits;
    Each of Vega-Atlantic and its Subsidiaries has satisfied and is currently in compliance with all financial responsibility requirements applicable to its operations and imposed by any Governmental Entity under any Applicable Environmental Laws, and neither Vega-Atlantic nor any of its Subsidiaries has received any notice of non-compliance with any such financial responsibility requirements;
    to the knowledge of Vega-Atlantic, there are no physical or environmental conditions existing on any property owned or leased by Vega-Atlantic or any of its Subsidiaries, or resulting from their respective operations or activities, past or present, at any location, that would give rise to any on-site or off-site remedial obligations under any Applicable Environmental Laws;
    to the knowledge of Vega-Atlantic, since the Effective Time of the relative requirements of Applicable Environmental Laws, all hazardous materials generated by Vega-Atlantic or any of its Subsidiaries, or used in connection with its properties, operations or activities, have been transported only by carriers authorized under Applicable Environmental Laws to transport such materials, and have been disposed of only at treatment, storage and disposal facilities authorized under Applicable Environmental Laws to treat, store or dispose of such materials and, to the knowledge of Vega-Atlantic, such carriers and facilities have been and are operating in compliance with such authorizations and are not the subject of any existing, pending or threatened Proceeding in connection with any Applicable Environmental Laws;
    there has been no exposure of any person or property to hazardous materials, nor has there been any release of hazardous materials into the environment, by Vega-Atlantic, its Subsidiaries or in connection with their properties, operations or activities that could reasonably be expected to give rise to any claim for damages or compensation; and
    Vega-Atlantic shall make available to Transax all internal and external environmental audits and studies and all correspondence on substantial environmental matters in the possession of Vega-Atlantic relating to any of the current or former properties, operations or activities of Vega-Atlantic and its Subsidiaries; provided that Vega-Atlantic shall not be required to make available any such audits, studies or correspondence that may be subject to the attorney-client privilege or similar privilege.

  For purposes of this Section, “Applicable Environmental Laws” means any and all Applicable Laws pertaining to health, safety or the environment in effect in any and all jurisdictions in which Vega-Atlantic or any of its Subsidiaries has conducted operations or activities or owned or leased property and assets and including, without limitation, the Clear Air Act, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Rivers and Harbors Act of 1899, as amended, the Federal Water Pollution Control Act, as amended, the Occupational Safety and Health Act of 1970, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Safe Drinking Water Act, as amended, the Toxic Substances Control Act, as amended, the Superfund Amendments and Reauthorization Act of 1986, as amended, the Hazardous Materials Transportation Act, as amended, and other environmental conservation or protection laws. For purposes of this Agreement, the term “hazardous material” means: (i) any substance which is listed or defined as a hazardous substance, hazardous constituent or solid waste pursuant to any Applicable Environmental Laws; and (ii) petroleum (including crude oil and any fraction thereof), natural gas and natural gas liquids.

  The representations and warranties contained in this Section would continue to be true and correct following disclosure to the applicable Governmental Entities of all relevant facts, conditions and circumstances, if any, pertaining to the properties, operations and activities of Vega-Atlantic and its Subsidiaries.

3.22 Labor relations.

  Except as disclosed on Schedule 3.22: (i) there are no collective bargaining agreements or other labor union contracts applicable to any employees to or by which Vega-Atlantic is a party or is bound, and no such agreement or contract has been requested by an employee or group of employees of Vega-Atlantic; (ii) no employees of Vega-Atlantic are represented by any labor organization, collective bargaining representative or group of employees; (iii) Vega-Atlantic is not obligated to bargain collectively with respect to wages, hours and other terms and conditions of employment with any recognized or certified labor organization, collective bargaining representative or group of employees; and (iv) Vega-Atlantic is not aware of any strikes, work stoppages, work slowdowns or lockouts or any threats thereof by or with respect to any of its employees and, since March 31, 2003, there have been no labor disputes, strikes, work stoppages, work slowdowns, lockouts or similar matters involving any such employees.
  Vega-Atlantic is in compliance in all material respects with all Applicable Laws pertaining to employment and employment practices and wages, hours and other terms and conditions of employment in respect of its employees and has no accrued liability for any arrears of wages or any Taxes or penalties for failure to comply with any thereof. Vega-Atlantic is not engaged in any unfair labor practices or unlawful employment practices. There is no pending or, to the knowledge of Vega-Atlantic, threatened Proceeding against or involving Vega-Atlantic by or before, and Vega-Atlantic is not subject to any judgment, order, writ, injunction or decree of or inquiry from, any Governmental Entity in connection with any current, former or prospective employee of Vega-Atlantic.
  Vega-Atlantic believes that relations with the employees of Vega-Atlantic are satisfactory.

3.23 Employees. Except as disclosed on Schedule 3.23, no severance payment, stay-on or incentive payment or similar obligation will be owed by Vega-Atlantic to any of its directors, officers or employees upon consummation of, or as a result of, the Merger or the transactions contemplated by this Agreement, nor will any such director, officer or employee be entitled to severance payments or other benefits as a result of the Merger or the transactions contemplated by this Agreement in the event of the subsequent termination of his or her employment.

3.24 Insurance. Set forth on Schedule 3.24 is a list and summary description, including risks covered, premium amounts and term of policy, of all policies of fire, liability, casualty, life and other insurance owned or held by each of Vega-Atlantic and its Subsidiaries. Such policies are in full force and effect, are sufficient to satisfy all material requirements of Applicable Laws and any agreements, arrangements or understandings to which Vega-Atlantic or any of its Subsidiaries is a party and provide adequate insurance coverage for the assets and operations of Vega-Atlantic and its Subsidiaries. All premiums due and payable with respect to such policies have been timely paid. No notice of cancellation of, or indication of an intention not to renew, any such policy has been received by Vega-Atlantic or any of its Subsidiaries. No event has occurred nor does any fact or condition exist which would render any of such policies void or voidable or subject any of such policies to cancellation or termination. Each of Vega-Atlantic and its Subsidiaries has given timely notice to the appropriate insurance carrier of all pending or threatened claims against it that are insured. Schedule 3.24 also lists all pending and threatened insured claims. To the knowledge of Vega-Atlantic, the insurance companies providing the insurance listed on Schedule 3.24 are solvent. During the past three years no application by Vega-Atlantic or any of its Subsidiaries for insurance with respect to its assets or operations has been denied for any reason. To the knowledge of Vega-Atlantic, adequate insurance coverage for the assets and operations of Vega-Atlantic and its Subsidiaries is provided for.

3.25 Books and records. All the books and records of Vega-Atlantic and each of its Subsidiaries, including all personnel files, employee data and other materials relating to employees, are substantially complete and correct in all material respects, have been in all material respects maintained in accordance with good business practice and all Applicable Laws and, in the case of the books of account, have been in all material respects prepared and maintained in accordance with generally accepted accounting principles consistently applied. Such books and records accurately and fairly reflect, in reasonable detail, all material transactions, revenues, expenses, assets and liabilities of Vega-Atlantic and each of its Subsidiaries.

3.26 Illegal payments. To the knowledge of Vega-Atlantic, none of Vega-Atlantic, any of its Subsidiaries or any director, officer, employee or agent of such person has, directly or indirectly, paid or delivered any fee, commission or other sum of money or item of property however characterized to any broker, finder, agent, government official or other person, in the United States or any other country, in any manner related to the business or operations of Vega-Atlantic or any of its Subsidiaries, which Vega-Atlantic or any such director, officer, employee or agent knows, or has reason to believe, to have been illegal under any Applicable Laws.

3.27 Offerings of securities. All securities that have been offered or sold by Vega-Atlantic or any of its Subsidiaries have been registered pursuant to the Securities Act and applicable foreign or state securities laws or were offered and sold pursuant to valid exemptions therefrom. No registration statement, prospectus, private offering memorandum or other information furnished (whether in writing or orally) to any offeree or purchaser of such securities, at the time such registration statement became effective (in the case of a registered offering) or at the time of delivery of such registration statement, prospectus, private offering memorandum or other information, contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading. To the extent that any such securities were registered under the Securities Act or foreign securities exchange, the applicable registration statements and prospectuses filed with the Securities and Exchange Commission or such foreign securities exchange, at the time each such registration statement became effective, and at all times when delivery of a prospectus was required pursuant to the Securities Act or such foreign securities laws, complied in all material respects with the requirements of such applicable securities laws and the rules and regulations thereunder.

3.28 Brokerage fees. Except as disclosed on Schedule 3.28, Neither Vega-Atlantic nor any of its affiliates has retained any financial advisor, broker, agent or finder, or paid or agreed to pay any financial advisor, broker, agent or finder, on account of this Agreement or any transaction contemplated hereby. Vega-Atlantic shall indemnify and hold harmless Transax from and against any and all losses, claims, damages and liabilities (including legal and other expenses reasonably incurred in connection with investigating or defending any claims or actions) with respect to any finder’s fee, brokerage commission or similar payment in connection with any transaction contemplated hereby asserted by any person on the basis of any act or statement made or alleged to have been made by Vega-Atlantic or any of its affiliates.

3.29 Other covenants. In order to further induce each of Transax and the Selling Shareholders to enter in this Agreement and consummate the proposed Merger, Vega-Atlantic hereby also represents, warrants and covenants with each of Transax and the Selling Shareholders that:

  Vega-Atlantic’s present accounts payable, which are estimated at approximately U.S. $45,274.25 as at June 12, 2003, will not, except for any costs incurred by Vega-Atlantic in completing the within Merger, increase by more than ten percent (10%) by the Closing, and Vega-Atlantic may make payments to decrease the accounts payable before the Closing.

  Vega-Atlantic has been provided with certain advances by parties associated with Vega-Atlantic, approximating U.S. $540,290.16 as at June 12, 2003, to which Vega-Atlantic has agreed to repay those advances and accrued interest by way of the issuance of certain common shares of Vega-Atlantic immediately prior to or subsequent to the Closing; and except for certain further advances by parties associated with Vega-Atlantic for costs incurred by Vega-Atlantic in the normal course of business and in completing the within Merger, there will not be any further advances outstanding at the Closing.

  Vega-Atlantic will use its commercially reasonable efforts prior to and/or commensurate with Closing to arrange an advance by way of loan (each being a “Funding”) or raise an initial common share private placement funding (each being a “Private Placement”) for Vega-Atlantic, under “Rule 506” or Regulation S under the Securities Act, of a minimum of $500,000.00 and a maximum of up to $1,000,000.00, and at a Private Placement subscription price of not less than $1.00 per restricted common share, with an understanding to utilize its commercially reasonable efforts to raise not less than $250,000.00 of the Funding and/or Private Placement within 60 calendar days from the acceptance date of the Agreement In Principle by Transax and Vega-Atlantic and with a further understanding to utilize its commercially reasonable efforts to raise not less than an initial $125,000.00 of the Funding and/or Private Placement within 30 calendar days from the acceptance date of the Agreement In Principle by Transax and Vega-Atlantic.

  Vega-Atlantic will file, with the prior written consent of Transax, a “Form S-8” registration statement for a stock option plan in the estimated amount of up to 4,500,000 common shares of Vega-Atlantic, at an exercise price of not less than $0.50 per common share (collectively, the “Options”); and in such amounts and with such optionees as may be determined by management for Vega-Atlantic and Transax, acting reasonably, prior to the Closing; it being acknowledged and agreed that, at present, all such Options will be exchanged as Vega-Atlantic Options for Transax’s Options, on the same exercise and pricing terms and conditions and for that number of shares of Vega-Atlantic Common Stock equal to the product of the number of shares of Transax Common Stock covered by the Transax Option immediately prior to the Effective Time multiplied by the Common Stock Exchange Ratio rounded up to the nearest whole number of shares of Vega-Atlantic Common Stock in and to the resulting company, in consideration, in part, of the ongoing involvement of the existing Transax Optionholders in and to the resulting company and in exchange for the agreed upon cancellation by said Transax Optionholders of all of the then issued and outstanding Transax Options as a consequence thereof; and it being further acknowledged and agreed that, subject to applicable securities laws, any common shares of Vega-Atlantic Common Stock which may arise from the exercise of any such Options subsequent to the Closing will be held in pool and either: (i) sold jointly and pro rata with any other Option common shares deposited therein; or (ii) restricted as to sale in such maximum daily amounts as may be determined in accordance with the sole and absolute discretion and direction of such nominee or nominees as may be mutually agreed upon in writing, from time to time, by each of Vega-Atlantic and Transax at or subsequent to the Closing.

  Vega-Atlantic will exchange all existing 8,200,000 Transax Warrants, on the same exercise and pricing terms and conditions and for that number of shares of Vega-Atlantic Common Stock equal to the product of the number of shares of Transax Common Stock covered by the Transax Warrant immediately prior to the Effective Time multiplied by the Common Stock Exchange Ratio rounded up to the nearest whole number of shares of Vega-Atlantic Common Stock in and to the resulting company, in consideration, in part, of the ongoing involvement of the existing Transax Warrantholders in and to the resulting company and in exchange for the agreed upon cancellation by said Transax Warrantholders of all of the then issued and outstanding Transax Warrants as a consequence thereof.

  Vega-Atlantic will use its commercially reasonable efforts prior to and/or commensurate with the Closing to enter into a proposed “Consulting Services Agreement” with Investor Communications International, Inc. (the “Consulting Agreement”); a copy of the form of which proposed Consulting Agreement being attached hereto as Exhibit F.

  Vega-Atlantic will have acquired the necessary approval of its shareholders, if required, to change the name of Vega-Atlantic to “Transax Corp.”, or to such other name as the Transax Board of Directors may determine at Closing, together with the appointment of the existing directors of Transax to the resulting Board of Directors of Vega-Atlantic and the appointment of up to three nominees of Transax as Executive Officers of Vega-Atlantic at Closing; such appointees or nominees to be determined prior to Closing, and in Transax’s sole and absolute discretion; and at or prior to Closing, as the case may require, Vega-Atlantic shall be in the process of preparing, filing and delivering the necessary documentation to its shareholders and all applicable regulatory authorities in order to effect the same and which shall include, without limitation, obtaining a new trading symbol and CUSIP number for the resulting company and filing a “Form 14F” for the resulting company with the applicable regulatory authorities and in compliance with Applicable Laws in order to effect the resulting change in the Board of Directors of Vega-Atlantic at Closing.

3.30 Disclosure. No representation or warranty made by Vega-Atlantic in this Agreement, and no statement of Vega-Atlantic contained in any document, certificate or other writing furnished or to be furnished by Vega-Atlantic pursuant hereto or in connection herewith, contains or will contain, at the time of delivery, any untrue statement of a material fact or omits or will omit, at the time of delivery, to state any material fact necessary in order to make the statements contained therein, in light of the circumstances under which they are made, not misleading. Vega-Atlantic knows of no matter that has not been disclosed to Transax pursuant to this Agreement that has or, so far as Vega-Atlantic can now reasonably foresee, will have a Material Adverse Effect. Vega-Atlantic has made available to Transax accurate and complete copies of all agreements, documents and other writings referred to or listed in this Article III or any Schedule hereto.

3.31 Representations and warranties as of the Effective Time. The representations and warranties made in this Article III will be true and correct on and as of the Effective Time with the same force and effect as if such representations and warranties had been made on and as of the Effective Time, except that any such representations and warranties which expressly relate only to an earlier date shall be true and correct on the Effective Time as of such earlier date.

3.32 No other representations. Except as and to the extent expressly set forth in this Article III, Vega-Atlantic makes no representations or warranties whatsoever to Transax and hereby disclaims all liability and responsibility for any representation, warranty, statement or information made, communicated or furnished (orally or in writing) to Transax or their representatives (including without limitation any opinion, information, projection or advice that may have been or may be provided to Transax by any director, officer, employee, agent, consultant or representative of Vega-Atlantic or any affiliate thereof).

Article IV
CONDUCT OF COMPANIES PENDING MERGER

Transax and Vega-Atlantic each hereby covenants and agrees as follows:

4.1 Conduct and preservation of business. Except as expressly provided in this Agreement, during the period from the date hereof to the Effective Time each of Transax, Vega-Atlantic and their Subsidiaries: (i) shall conduct its operations according to its ordinary course of business consistent with past practice and in compliance with all Applicable Laws; (ii) shall each use its reasonable best efforts to preserve, maintain and protect its properties and assets; and (iii) shall each use its reasonable best efforts to preserve intact its business organization, to keep available the services of its officers and employees and to maintain existing relationships with licensors, licensees, suppliers, contractors, distributors, customers and others having business relationships with it.

4.2 Financial status and reports. Vega-Atlantic promptly shall deliver to Transax copies of all additional SEC Filings filed by Vega-Atlantic with the Securities and Exchange Commission between the date hereof and the Effective Time. Each party hereto promptly shall deliver to the other party or parties copies of all unaudited financial statements prepared for distribution or dissemination to executive management of such company.

4.3 Restrictions on certain actions. Without limiting the generality of the foregoing, and except as otherwise expressly provided in this Agreement and the transactions contemplated herein, prior to the Effective Time neither Transax, on the one hand, nor Vega-Atlantic or Newco, on the other, shall or cause any of their respective Subsidiaries to, without the prior written consent of the other party or parties:

  amend its Charter or Bylaws;

  (i) issue, sell or deliver (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase or otherwise) any shares of its capital stock of any class or any other securities or equity equivalents; (ii) issue or grant any warrants, commitments, subscriptions, rights to purchase or any other derivative securities; or (iii) amend in any material respect any of the terms of any such securities outstanding as of the date hereof;

  (i) split, combine or reclassify any shares of its capital stock; (ii) declare, set aside or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of its capital stock; (iii) repurchase, redeem or otherwise acquire any of its securities; or (iv) adopt a plan of complete or partial liquidation or resolutions providing for or authorizing a liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of itself;

  (i) except in the ordinary course of business consistent with past practice, create, incur, guarantee or assume any indebtedness for borrowed money or otherwise become liable or responsible for the obligations of any other person; (ii) make any loans, advances or capital contributions to, or investments in, any other person (other than to wholly-owned subsidiaries and customary loans or advances to employees in amounts not material to the maker of such loan or advance); (iii) pledge or otherwise encumber shares of its capital stock; or (iv) except in the ordinary course of business consistent with past practice, mortgage or pledge any of its material assets, tangible or intangible, or create or suffer to exist any lien thereupon;

  (i) enter into, adopt or (except as may be required by law) amend or terminate any bonus, profit sharing, compensation, severance, termination, stock option, stock appreciation right, restricted stock, performance unit, stock equivalent, stock purchase, pension, retirement, deferred compensation, employment, severance or other employee benefit agreement, trust, plan, fund or other arrangement for the benefit or welfare of any director, officer or employee; (ii) except for normal increases in the ordinary course of business consistent with past practice that, in the aggregate, do not result in a material increase in benefits or compensation expense to it, increase in any manner the compensation or fringe benefits of any director, officer or employee; or (iii) pay to any director, officer or employee any benefit not required by any employee benefit agreement, trust, plan, fund or other arrangement as in effect on the date hereof;

  acquire, sell, lease, transfer or otherwise dispose of, directly or indirectly, any assets outside the ordinary course of business consistent with past practice or any assets that in the aggregate are material to it;

  acquire (by merger, consolidation or acquisition of stock or assets or otherwise) any corporation, partnership or other business organization or division thereof;

  make any capital expenditure or expenditures which, individually, is in excess of $25,000.00 or, in the aggregate, are in excess of $75,000.00;

  amend any Tax Return or make any tax election or settle or compromise any federal, state, local or foreign tax liability material to it;

  pay, discharge or satisfy any claims, liabilities or obligations (whether accrued, absolute, contingent, unliquidated or otherwise, and whether asserted or unasserted), other than the payment, discharge or satisfaction in the ordinary course of business consistent with past practice, or in accordance with their terms, of liabilities reflected or reserved against in the financial statements in the ordinary course of business consistent with past practice;

  enter into any lease, contract, agreement, commitment, arrangement or transaction outside the ordinary course of business consistent with past practice;

  amend, modify or change in any material respect any existing lease, contract or agreement, other than in the ordinary course of business consistent with past practice;

  waive, release, grant or transfer any rights of value, other than in the ordinary course of business consistent with past practice;

  hire or lay off any of its employees;

  change any of its banking or safe deposit arrangements;

  change any of the accounting principles or practices used by it;

  take any action which would or might make any of its representations or warranties contained in this Agreement untrue or inaccurate as of any time from the date of this Agreement to the Effective Time or would or might result in any of the conditions set forth in this Agreement not being satisfied; or

  authorize or propose, or agree in writing or otherwise, to take any of the actions described in this Section.

Article V
ADDITIONAL AGREEMENTS

5.1 Access to information; confidentiality. Subject to Applicable Laws, between the date hereof and the Effective Time each of the parties hereto: (i) shall give the other party or parties hereto and their respective authorized representatives reasonable access, during regular business hours, to all employees, all plants, offices, warehouses and other facilities, and all books and records, including work papers and other materials prepared by independent public accountants; (ii) shall permit such other party or parties hereto and their respective authorized representatives to make such inspections as they may reasonably require; and (iii) shall cause its officers to furnish the other party or parties hereto and their respective authorized representatives with such financial and operating data and other information with respect to it as such other party or parties hereto may from time to time reasonably request; provided, however, that no investigation pursuant to this Section shall affect any representation or warranty of any other party hereto contained in this Agreement or in any agreement, instrument or document delivered pursuant hereto or in connection herewith; and provided further that the party granting such access shall have the right to have a representative present at all times of any such inspections, interviews and examinations conducted at or on its offices or other facilities or properties. Vega-Atlantic and Transax shall hold in confidence all such information on the terms and subject to the conditions contained in that certain “Agreement In Principle” dated June 19, 2003, as entered into between Vega-Atlantic, Transax and certain shareholders of Transax (the “Agreement In Principle”).

5.2 Appropriate action; consents; filings.

  Each of Transax and Newco shall take all action necessary in accordance with Applicable Laws of the State of Colorado and its Articles of Incorporation and Bylaws to duly call, give notice of, convene and hold a special meeting of its shareholders (the “Special Meeting”) as promptly as practicable after the date hereof to consider and vote upon the adoption and approval of this Agreement and the Merger. The shareholder vote required for the adoption and approval of this Agreement and the Merger shall be the vote required by Article 111 of the CBCA with respect to Transax, Newco and their respective Articles of Incorporation. The Board of Directors of each of Transax and Newco shall: (i) recommend to its shareholders that they vote in favor of the adoption and approval of this Agreement and the Merger; and (ii) take all other action reasonably necessary to secure a vote of its shareholders in favor of such adoption and approval.
  Transax, Vega-Atlantic and Newco each shall use its best efforts to: (i) take, or cause to be taken, all appropriate action, and do, or cause to be done, all things necessary, proper or advisable under Applicable Laws or otherwise to consummate and make effective the transactions contemplated in this Agreement; (ii) obtain from any Governmental Entities any consents, licenses, permits, waivers, approvals, authorizations or orders required to be obtained or made by Transax or Vega-Atlantic in connection with the consummation of the transactions contemplated herein, including, without limitation, the Merger; and (iii) make all necessary filings, and thereafter make any other required submissions, with respect to this Agreement and the Merger required under: (A) the Securities Act and the Exchange Act and the rules and regulations thereunder (in the case of Vega-Atlantic), and any other applicable federal or state securities laws; and (B) any other Applicable Laws. Transax, Vega-Atlantic and Newco shall furnish all information required for any application or other filing to be made pursuant to the rules and regulations of any Applicable Laws in connection with the transactions contemplated in this Agreement.

5.3 Tax treatment. Each of Transax and Vega-Atlantic shall use its best efforts to cause the Merger to qualify, and will not take any actions which could prevent the Merger from qualifying, as a reorganization under the provisions of section 368(a) of the Code.

5.4 Notice of litigation. Until the Effective Time: (i) Vega-Atlantic, upon learning of the same, shall promptly notify Transax of any Proceeding which is commenced or threatened against Vega-Atlantic or Newco and which affects this Agreement or the transactions contemplated hereby; and (ii) Transax, upon learning of the same, shall promptly notify Vega-Atlantic of any Proceeding which is commenced or threatened against Transax and which affects this Agreement or the transactions contemplated hereby.

5.5 Corporate headquarters; Irvine, California, office. It is the intention of the parties hereto that Vega-Atlantic shall, promptly following the Effective Time, establish its corporate headquarters in Irvine, California, U.S.A.; provided, however, that Vega-Atlantic shall maintain an office in Blaine, Washington, U.S.A., for a period of not less than 12 months after the Effective Time.

5.6 Performance of subsidiaries. Each party hereto shall cause their respective Subsidiaries to comply with all its obligations hereunder and, subject to the terms and conditions hereof, to consummate the Merger as contemplated herein.

5.7 Amendment of Schedules. Each party hereto agrees that, with respect to the representations and warranties of such party contained in this Agreement, such party shall have the continuing obligation until the Effective Time to supplement or amend promptly the Schedules hereto with respect to any matter hereafter arising or discovered which, if existing or known at the date of this Agreement, would have been required to be set forth or described in the Schedules. For all purposes of this Agreement, including without limitation for purposes of determining whether the conditions set forth in Sections 6.1 and 7.1 have been fulfilled, the Schedules hereto shall be deemed to include only that information contained therein on the date of this Agreement and shall be deemed to exclude all information contained in any supplement or amendment thereto; provided, however, that if the Effective Time shall occur then all matters disclosed pursuant to any such supplement or amendment at or prior to the Effective Time shall be waived and no party shall be entitled to make a claim thereon pursuant to the terms of this Agreement.

5.8 Further assurances. At and after the Effective Time the directors and officers of the Surviving Corporation shall be authorized to execute and deliver, in the name and on behalf of Transax or Newco, any deeds, bills of sale, assignments or assurances, and to take and do, in the name and on behalf of Transax or Newco, any other actions and things, to vest, perfect or confirm of record or otherwise in the Surviving Corporation any and all right, title and interest in, to and under any of the rights, properties or assets of Transax or Newco acquired or to be acquired by the Surviving Corporation as a result of, or in connection with, the Merger, and otherwise to carry out the intent and purpose of this Agreement.

5.9 Expenses. Except as otherwise expressly provided in this Agreement, all fees and expenses, including fees and expenses of counsel, financial advisors and accountants, incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such fee or expense, whether or not the Effective Time shall have occurred. Notwithstanding anything contained herein to the contrary, Transax shall pay all fees and expenses (up to a maximum of $25,000.00) relating to the Vega-Atlantic Fairness Opinion (as hereinafter defined), if required; provided, however, that Transax shall not be obligated to pay such fees and expenses relating to the Vega-Atlantic Fairness Opinion if Vega-Atlantic breaches any material provision of this Agreement or commits an act of fraud in connection with this Agreement or the transactions contemplated hereby.

5.10 Breakup fee. In the event a party hereto terminates the transactions contemplated herein without good cause, the parties hereto agree that such non-complying party: (i) shall reimburse the other complying party, within 15 business days after written demand, for such party’s out-of-pocket expenses and fees (including, without limitation, fees and expenses of legal counsel, accountants financial and other advisors); and (ii) shall pay to the complying party, within 15 business days after written demand, the amount of $50,000.00; provided, however, that the total of such reimbursement (including such $50,000.00) payable pursuant to this Section 5.10 shall not exceed in the aggregate $100,000.00 (which aggregate shall include expenses and fees which such non-complying party is obligated to pay pursuant to Section 5.9 hereof). All amounts shall be paid in immediately available funds. The parties agree that it is impossible to determine with any reasonable accuracy the amount of prospective damages resulting from a party’s failure to consummate the Merger hereunder and agree that the damages set forth above are reasonable, and not a penalty, based upon the facts and circumstances of the parties at the time of entering into this Agreement and with due regard to future expectations.

5.11 Exclusive dealing. Until the Effective Time each of Transax, Vega-Atlantic and Newco will not, directly or indirectly, through any officer, director, agent or otherwise: (i) solicit, initiate or negotiate with, directly or indirectly, or encourage submission of inquiries, proposals or offers from, any third party relating to the disposition of the assets, business or any securities of such corporation, or any part thereof (other than transactions in the ordinary course or transactions which have been initiated by a party prior to the date hereof, which in either case will not make inadvisable or impracticable the consummation of the transactions contemplated herein); or (ii) subject to fiduciary obligations under Applicable Laws, as advised in writing by counsel, participate in any discussions or negotiations regarding, or furnish to any person any information with respect to, the disposition of the assets, business or any securities of such corporation or any part thereof (except as contemplated in clause (i) above), and none of Transax, Vega-Atlantic or Newco will unilaterally terminate the transactions contemplated herein without good cause. Each of Transax, Vega-Atlantic and Newco hereby agrees to disclose immediately to the other the receipt of any offer of a third party for the sale or other disposition of such corporation.

5.12 Public disclosure. Before the Effective Time neither Transax nor Vega-Atlantic, nor any of their Subsidiaries, shall make any public release of information regarding the matters contemplated herein except: (i) that press releases in agreed form shall be issued by Transax and Vega-Atlantic as promptly as is practicable after the execution of this Agreement; (ii) that Transax and Vega-Atlantic may each continue such communications with employees, customers, suppliers, franchisees, lenders, lessors, shareholders and other particular groups as may be legally required or necessary or appropriate and not inconsistent with the best interests of the other party or the prompt consummation of the transactions contemplated by this Agreement; and (iii) as required by Applicable Laws.

Article VI
CONDITIONS TO OBLIGATIONS OF TRANSAX

The obligations of Transax to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment on or prior to the Effective Time of each of the following conditions:

6.1 Representations and warranties true. All the representations and warranties of Vega-Atlantic and Newco contained in this Agreement, and in any agreement, instrument or document delivered pursuant hereto or in connection herewith on or prior to the Effective Time, shall be true and correct in all material respects on and as of the Effective Time as if made on and as of such date, except as affected by transactions permitted by this Agreement and except to the extent that any such representation or warranty is made as of a specified date, in which case such representation or warranty shall have been true and correct in all material respects as of such specified date.

6.2 Covenants and agreements performed. Vega-Atlantic and Newco shall have performed and complied with all covenants and agreements required by this Agreement to be performed or complied with by them on or prior to the Effective Time.

6.3 Opinions of counsel to Vega-Atlantic.

  Transax shall have received from Diane D. Dalmy, Attorney At Law, legal counsel to Vega-Atlantic, a legal opinion to the effect that a vote of the shareholders of Vega-Atlantic is not required pursuant to the laws of the State of Colorado in order to approve the Merger or the transactions herein contemplated, substantially in the form of Exhibit G attached hereto.

  Transax shall have received an opinion of Diane D. Dalmy, Attorney At Law, legal counsel to Vega-Atlantic, dated the Effective Time, in the form of Exhibit H attached hereto.

6.4 Vega-Atlantic Fairness Opinion. Only if required under all Applicable Laws, the Board of Directors of Vega-Atlantic shall have received a written opinion, in form and substance reasonably satisfactory to Transax, of a recognized investment banking firm (the “Vega-Atlantic Fairness Opinion”), to the effect that the proposed Merger transaction is fair, from a financial point of view, to such shareholders, and such opinion shall not have been amended or withdrawn.

6.5 Legal Proceedings. No Proceeding shall, on the Effective Time, be pending or threatened seeking to restrain, prohibit or obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

6.6 No material adverse change. Since the date of this Agreement there shall not have been any material adverse change in the business, assets, results of operations, condition (financial or otherwise) or prospects of Vega-Atlantic.

6.7 Due diligence. The due diligence conducted by Transax and its representatives in connection with the proposed transactions contemplated hereby shall not have caused Transax or its representatives to become aware of any facts relating to the business, assets, results of operations, condition (financial or otherwise) or prospects of Vega-Atlantic or Newco that, in the good faith judgment of Transax, make it inadvisable for Transax to proceed with the consummation of the transactions contemplated hereby.

6.8 Other documents. Transax shall have received the certificates, instruments and documents listed below:

  A copy of the resolutions of the Board of Directors of Vega-Atlantic authorizing the execution, delivery and performance by Vega-Atlantic of this Agreement, certified by the Secretary or an Assistant Secretary of Vega-Atlantic.

  Copies of the resolutions of the Board of Directors of Newco, and those of Vega-Atlantic, as the sole shareholder of Newco, authorizing the execution, delivery and performance by Newco of this Agreement, certified by the Secretary or an Assistant Secretary of Newco.

  Certificates from the Secretary of State of Colorado, each dated not more than ten business days prior to the Effective Time, as to the legal existence and good standing, respectively, of Vega-Atlantic and Newco under the laws of such state, and a telegram dated the Effective Time from the Secretary of State of such state as to the legal existence and good standing of Vega-Atlantic and Newco under the laws of such state.

  A certified copy of the Articles of Incorporation of Newco as filed with the Office of the Secretary of State of Colorado.

  If required, a copy of the Vega-Atlantic Fairness Opinion.

  The minute books, stock records and corporate seal of Vega-Atlantic, certified as complete and correct as of the Effective Time by the Secretary or an Assistant Secretary of Vega-Atlantic.

  All Vega-Atlantic’s books and records, including without limitation minute books, corporate charter, Bylaws, stock records, bank account records, accounting records, computer records and all contracts with third parties.

  The written resignation as an officer of Vega-Atlantic and Newco of Grant Atkins, such resignation to be effective at the Effective Time, and the written resignation as a director of Newco of Grant Atkins, such resignation to also be effective at the Effective Time.

  A copy of the resolutions of the Board of Directors of Vega-Atlantic appointing such nominees to the Board of Directors of Vega-Atlantic and Newco as the Board of Directors of Transax may determine, in its sole and absolute discretion, prior to the Effective, and effective at the Effective Time, together with evidence of the prior filing and distribution by Vega-Atlantic to its shareholders and the applicable regulatory authorities of a Form 14F for the resulting company in compliance with Applicable Laws in order to effect the resulting change in the Board of Directors of Vega-Atlantic at Closing.

  A certificate of an officer of Vega-Atlantic, dated as of the Effective Time, acceptable in form to counsel for Transax, acting reasonably, certifying that the warranties, representations, covenants and agreements of Vega-Atlantic contained in this Agreement and in all Ancillary Documents are true and correct in all respects and will be true and correct as of the Effective Time as if made by Vega-Atlantic at the Effective Time.

  Such other certificates, instruments and documents as may be reasonably requested by Transax to carry out the intent and purposes of this Agreement.

Article VII
CONDITIONS TO OBLIGATIONS OF VEGA-ATLANTIC AND NEWCO

The obligations of Vega-Atlantic and Newco to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment on or prior to the Effective Time of each of the following conditions:

7.1 Representations and warranties true. All the representations and warranties of Transax contained in this Agreement, and in any agreement, instrument or document delivered pursuant hereto or in connection herewith on or prior to the Effective Time, shall be true and correct in all material respects on and as of the Effective Time as if made on and as of such date, except as affected by transactions permitted by this Agreement and except to the extent that any such representation or warranty is made as of a specified date, in which case such representation or warranty shall have been true and correct in all material respects as of such specified date.

7.2 Covenants and agreements performed. Transax shall have performed and complied with all covenants and agreements required by this Agreement to be performed or complied with by it on or prior to the Effective Time.

7.3 Opinion of counsel to Transax. Vega-Atlantic shall have received an opinion of Reed & Reed, P.C., Attorneys At Law, legal counsel to Transax, dated as of the Effective Time, in the form of Exhibit I attached hereto.

7.4 Fairness opinion. Only if required under all Applicable Laws, the Board of Directors of Vega-Atlantic shall have received a written opinion, in form and substance reasonably satisfactory to the Board, of a recognized investment banking firm, to the effect that the consideration to be received by the shareholders of Transax pursuant to the Merger is fair, from a financial point of view, to such shareholders, and such opinion shall not have been amended or withdrawn.

7.5 Legal Proceedings. No Proceeding shall, immediately prior to the Effective Time, be pending or threatened seeking to restrain, prohibit or obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

7.6 No material adverse change. Since the date of this Agreement there shall not have been any material adverse change in the business, assets, results of operations, condition (financial or otherwise) or prospects of Transax.

7.7 Due diligence. The due diligence conducted by Vega-Atlantic and its representatives in connection with the proposed transactions contemplated hereby shall not have caused Vega-Atlantic or its representatives to become aware of any facts relating to the business, assets, results of operations, condition (financial or otherwise) or prospects of Transax that, in the good faith judgment of Vega-Atlantic, make it inadvisable for Vega-Atlantic to proceed with the consummation of the transactions contemplated hereby.

7.8 Other documents. Vega-Atlantic shall have received the certificates, instruments, and documents listed below:

  A copy of the resolutions of the Board of Directors and the shareholders of Transax authorizing the execution, delivery and performance by Transax of this Agreement, certified by the Secretary or an Assistant Secretary of Transax.
  A certificate from the Secretary of State of Colorado, dated not more than ten business days prior to the Effective Time, as to the legal existence and good standing of Transax under the laws of such state, and a telegram dated the Effective Time from the Secretary of State of such state as to the legal existence and good standing of Transax under the laws of such state.
  A certificate of an officer of Transax, dated as of the Effective Time, acceptable in form to counsel for Vega-Atlantic, acting reasonably, certifying that the warranties, representations, covenants and agreements of Transax contained in this Agreement and in all Ancillary Documents are true and correct in all respects and will be true and correct as of the Effective Time as if made by Transax at the Effective Time.
  Such other certificates, instruments and documents as may be reasonably requested by Vega-Atlantic to carry out the intent and purposes of this Agreement.

Article VIII
TERMINATION, AMENDMENT AND WAIVER

8.1 Termination. This Agreement may be terminated and the transactions contemplated hereby abandoned at any time prior to the Effective Time in the following manner:

  by mutual written consent of Transax and Vega-Atlantic; or
  by Transax if, immediately prior to the Effective Time, any of the conditions set forth in Article VI shall not have been satisfied and shall not have been waived by Transax; or
  by Vega-Atlantic if, immediately prior to the Effective Time, any of the conditions set forth in Article VII shall not have been satisfied and shall not have been waived by Vega-Atlantic; or
  by either Transax or Vega-Atlantic if the Effective Time shall not have occurred on or before August 31, 2003, unless such failure to close shall be due to a breach of this Agreement by the party seeking to terminate this Agreement pursuant to this clause (d).

8.2 Effect of termination; limitations on liability. In the event of the termination of this Agreement pursuant to Section 8.1 by Vega-Atlantic, on the one hand, or Transax, on the other, written notice thereof shall forthwith be given to the other party specifying the provision hereof pursuant to which such termination is made, and this Agreement shall become void and have no effect, and there shall be no liability hereunder on the part of Vega-Atlantic, Newco or Transax or any of their respective Subsidiaries, directors, officers, employees, stockholders or representatives, except that the agreements contained in this Section and in the provisions contained herein regarding fees and expenses, confidentiality, governing law, notices, consent to jurisdiction and public announcements shall survive the termination hereof. In the event a party hereto terminates this Agreement otherwise than in accordance with Section 8.1 and without good cause, each of Transax and Vega-Atlantic agrees that such non-complying party shall pay to the complying party, within 15 business days after written demand, the amount of: (i) $50,000.00; plus (ii) such complying party’s actual and reasonable out-of-pocket expenses and fees incurred specifically and directly as a result of the transactions herein contemplated (including, without limitation, fees and expenses of legal counsel, accountants, financial and other advisors; provided, however, that the total of such reimbursement payable pursuant to clauses (i) and (ii) of this Section 8.2 shall not exceed in the aggregate $100,000.00; and provided further that, in the case of payments by Transax such $50,000.00 limitation on liability shall take into account and include all expenses and fees which Transax may be obligated to pay to Vega-Atlantic pursuant to Section 5.9 hereof, including fees relating to the Vega-Atlantic Fairness Opinion, if required, up to a maximum of $25,000.00. All amounts shall be paid in immediately available funds. The parties agree that it is impossible to determine with any reasonable accuracy the amount of prospective damages resulting from a party’s termination of this Agreement and agree that the damages set forth above are reasonable, and not a penalty, based upon the facts and circumstances of the parties at the time of entering into this Agreement and with due regard to future expectations.

8.3 Waiver. Each of Transax, on the one hand, and Vega-Atlantic and Newco, on the other, may: (i) waive any inaccuracies in the representations and warranties of the other contained herein or in any document, certificate or writing delivered pursuant hereto; or (ii) waive compliance by the other with any of the other’s agreements or fulfillment of any conditions to its own obligations contained herein. Any agreement on the part of a party hereto to any such waiver shall be valid only if set forth in an instrument in writing signed by or on behalf of such party. No failure or delay by a party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

8.4 Remedies exclusive. The rights and remedies herein provided shall be in addition to any other rights or remedies provided by law. The rights and remedies of any party based upon, arising out of or otherwise in respect of any inaccuracy in or breach of any representation, warranty, covenant or agreement contained in this Agreement shall in no way be limited by the fact that the act, omission, occurrence or other state of facts upon which any claim of any such inaccuracy or breach is based may also be the subject matter of any other representation, warranty, covenant or agreement contained in this Agreement (or in any other agreement between the parties) as to which there is no inaccuracy or breach.

Article IX
INDEMNIFICATION FOLLOWING EFFECTIVE TIME

9.1 Survival.

  The representations and warranties of the parties hereto contained in this Agreement or in any certificate, instrument or document delivered pursuant hereto shall survive the Effective Time, regardless of any investigation made by or on behalf of any party, until the first anniversary of the Effective Time (such anniversary, the “Survival Date”). From and after the Survival Date no party hereto or any shareholder, director, officer, employee or affiliate of such party shall be under any liability whatsoever pursuant to this Article IX with respect to any such representation or warranty, except with respect to matters as to which notice has been received in accordance with Section 9.1(b).
  No party hereto shall have any indemnification obligation pursuant to this Article IX in respect of any representation or warranty unless before the Survival Date it shall have received from the party seeking indemnification written notice of the existence of the claim for or in respect of which indemnification in respect of such representation or warranty is sought. Such notice shall set forth with reasonable specificity: (i) the basis under this Agreement, and the facts that otherwise form the basis, of such claim; (ii) an estimate of the amount of such claim (which estimate shall not be conclusive of the final amount of such claim) and an explanation of the calculation of such estimate, including a statement of any significant assumptions employed therein; and (iii) the date on and manner in which the party delivering such notice became aware of the existence of such claim; provided, however, that any notice which the party seeking indemnification delivers to the indemnifying party prior to the Survival Date which notifies the indemnifying party of the existence of a claim and, notwithstanding the failure of such notice to meet the requirements set forth in clauses (i), (ii) and (iii) above, does not materially prejudice the indemnifying party’s ability to defend such claim, shall be deemed to have met the requirement of delivery of notice prior to the Survival Date for the purpose of preserving the indemnified party’s right to indemnification pursuant to this Article IX.
  The provisions of this Section shall have no effect upon any other obligation of the parties hereto under this Agreement whether to be performed before, at or after the Effective Time.

9.2 Indemnification by Vega-Atlantic and Newco. Subject to the terms and conditions of this Article IX, Vega-Atlantic shall indemnify, defend and hold harmless Transax from and against any and all claims, actions, causes of action, demands, assessments, losses, damages, liabilities, judgments, settlements, penalties, costs and expenses (including reasonable attorneys’ fees and expenses) of any nature whatsoever (collectively, the “Damages”), asserted against, resulting to, imposed upon or incurred by Transax, directly or indirectly, following the Effective Time, by reason of or resulting from any breach by Vega-Atlantic or Newco of any of its representations and warranties contained in this Agreement or in any certificate, instrument or Ancillary Document delivered pursuant hereto (collectively, the “Transax Claims”). Neither Vega-Atlantic nor Newco shall be entitled to any contribution or reimbursement from Transax with respect to payments made by Vega-Atlantic, Newco or both under this Article IX. The indemnification obligations of Vega-Atlantic and Newco pursuant to this Section shall only apply to the extent that the aggregate Damages incurred in connection with the Transax Claims exceed $100,000.00.

9.3 Indemnification by Transax. Subject to the terms and conditions of this Article IX, Transax shall indemnify, defend and hold harmless Vega-Atlantic and Newco from and against any and all claims, actions, causes of action, demands, assessments, losses, damages, liabilities, judgments, settlements, penalties, costs and expenses (including reasonable attorneys’ fees and expenses) of any nature whatsoever (collectively, again, the “Damages”), asserted against, resulting to, imposed upon or incurred by Vega-Atlantic or Newco, directly or indirectly, following the Effective Time, by reason of or resulting from any breach by Transax of any of its representations and warranties contained in this Agreement or in any certificate, instrument or Ancillary Document delivered pursuant hereto (collectively, the “Vega-Atlantic Claims”). Transax shall not be entitled to any contribution or reimbursement from Vega-Atlantic or Newco with respect to payments made by Transax under this Article IX. The indemnification obligations of Transax pursuant to this Section shall only apply to the extent that the aggregate Damages incurred in connection with the Vega-Atlantic Claims exceed $100,000.00.

9.4 Procedure for indemnification. Promptly after receipt by an indemnified party under Section 9.2 or 9.3 of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party under such Section, give written notice to the indemnifying party of the commencement thereof, but the failure so to notify the indemnifying party shall not relieve it of any liability that it may have to any indemnified party except to the extent the indemnifying party demonstrates that the defense of such action is prejudiced thereby. In case any such action shall be brought against an indemnified party and it shall give written notice to the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it may wish, to assume the defense thereof with counsel reasonably satisfactory to such indemnified party. If the indemnifying party elects to assume the defense of such action the indemnified party shall have the right to employ separate counsel at its own expense and to participate in the defense thereof. If the indemnifying party elects not to assume (or fails to assume) the defense of such action the indemnified party shall be entitled to assume the defense of such action with counsel of its own choice, at the expense of the indemnifying party. If the action is asserted against both the indemnifying party and the indemnified party and there is a conflict of interests which renders it inappropriate for the same counsel to represent both the indemnifying party and the indemnified party, the indemnifying party shall be responsible for paying for separate counsel for the indemnified party; provided, however, that if there is more than one indemnified party, the indemnifying party shall not be responsible for paying for more than one separate firm of attorneys to represent the indemnified parties, regardless of the number of indemnified parties. If the indemnifying party elects to assume the defense of such action: (i) no compromise or settlement thereof may be effected by the indemnifying party without the indemnified party’s written consent (which shall not be unreasonably withheld) unless the sole relief provided is monetary damages that are paid in full by the indemnifying party; and (ii) the indemnifying party shall have no liability with respect to any compromise or settlement thereof effected without its written consent (which shall not be unreasonably withheld).

Article X
MISCELLANEOUS

10.1 Notices. All notices, requests, demands and other communications required or permitted to be given or made hereunder by any party hereto shall be in writing and shall be deemed to have been duly given or made if: (i) delivered personally; (ii) transmitted by first class registered or certified mail, postage prepaid, return receipt requested; (iii) sent by prepaid overnight courier service; or (iv) sent by telecopy or facsimile transmission, answer back requested, to the parties at the following addresses (or at such other addresses as shall be specified by the parties by like notice):

If to Vega-Atlantic or Newco:

Vega-Atlantic Corporation
435 Martin Street, Suite 2000
Blaine, Washington
U.S.A., 98230
Attention: Mr. Grant Atkins, President
Telefax: (360) 332-1643;

with a copy to:

Diane D. Dalmy
Attorney At Law
8965 West Cornell Place
Lakewood, Colorado
U.S.A., 80227
Attention: Ms. Diane D. Dalmy
Telefax: (303) 988-9324;

and with a copy to:

Devlin Jensen
Barristers & Solicitors
Suite 2550, 555 West Hastings Street
Vancouver, British Columbia
Canada, V6B 4N5
Attention: Mr. Thomas J. Deutsch
Telefax: (604) 684-0916;

and If to Transax and the Founding Shareholders:

Transax Limited
Irvine Spectrum Center
Suite 200, 7545 Irvine Center Drive
Irvine, California
U.S.A., 92618
Attention: Mr. Stephen Walters, President
Telefax: (949) 623-8305;

with a copy to:

The Law Office of Reed & Reed, P.C.
Attorneys At Law
4450 Arapahoe Avenue, Suite 100
Boulder, Colorado
U.S.A., 80303
Attention: Mr. Scott M. Reed
Telefax: (303) 499-2554.

Such notices, requests, demands and other communications shall be effective: (i) if delivered personally or sent by courier service, upon actual receipt by the intended recipient; (ii) if mailed, upon the earlier of five business days after deposit in the mail or the date of delivery as shown by the return receipt therefor; or (iii) if sent by telecopy or facsimile transmission, when the answer back is received.

10.2 Entire agreement. This Agreement, together with the Schedules, Exhibits Annexes and other writings referred to herein or delivered pursuant hereto, constitute the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

10.3 Binding effect; assignment; no third party benefit. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns; provided, however, that neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto (by operation of law or otherwise) without the prior written consent of the other parties, except that Newco may assign to Vega-Atlantic or any other direct or indirect wholly-owned subsidiary of Vega-Atlantic any of Newco’s rights, interests or obligations hereunder. Except as provided for in the Sections of this Agreement providing for indemnification, nothing in this Agreement, express or implied, is intended to or shall confer upon any person other than Vega-Atlantic, Newco and Transax any rights, benefits or remedies of any nature whatsoever under or by reason of this Agreement.

10.4 Severability. If any provision of this Agreement is held to be unenforceable, this Agreement shall be considered divisible and such provision shall be deemed inoperative to the extent it is deemed unenforceable, and in all other respects this Agreement shall remain in full force and effect; provided, however, that if any such provision may be made enforceable by limitation thereof, then such provision shall be deemed to be so limited and shall be enforceable to the maximum extent permitted by Applicable Laws.

10.5 Governing law. This agreement shall be governed by and construed and enforced in accordance with the laws of the State of Colorado without regard to the principles of conflicts of laws thereof.

10.6 Descriptive headings. The descriptive headings herein are inserted for convenience of reference only, do not constitute a part of this Agreement and shall not affect in any manner the meaning or interpretation of this Agreement.

10.7 Gender. Pronouns in masculine, feminine and neuter genders shall be construed to include any other gender, and words in the singular form shall be construed to include the plural, and vice versa, unless the context otherwise requires.

10.8 References. All references in this Agreement to Articles, Sections and other subdivisions refer to the Articles, Sections and other subdivisions of this Agreement unless expressly provided otherwise. The words “this Agreement”, “herein”, “hereof”, “hereby”, “hereunder” and words of similar import refer to this Agreement as a whole and not to any particular subdivision unless expressly so limited. Whenever the words “include”, “includes” and “including” are used in this Agreement, such words shall be deemed to be followed by the words “without limitation”. Each reference herein to a Schedule, Exhibit or Annex refers to the item identified separately in writing by the parties hereto as the described Schedule, Exhibit or Annex to this Agreement. All Schedules, Exhibits and Annexes are hereby incorporated in and made a part of this Agreement as if set forth in full herein.

10.9 Counterparts. This Agreement may be executed by the parties hereto in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same agreement. Each counterpart may consist of a number of copies hereof each signed by less than all, but together signed by all, the parties hereto.

10.10 Injunctive relief. The parties hereto acknowledge and agree that irreparable damage would occur in the event any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement, and shall be entitled to enforce specifically the provisions of this Agreement, in any court of the United States or any state thereof having jurisdiction, in addition to any other remedy to which the parties may be entitled under this Agreement or at law or in equity.

10.11 Consent to jurisdiction.

  The parties hereto hereby irrevocably submit to the jurisdiction of the courts of the State of Colorado and the federal courts of the United States of America located in the State of Colorado, and appropriate appellate courts therefrom, over any dispute arising out of or relating to this Agreement or any of the transactions contemplated hereby, and each party hereby irrevocably agrees that all claims in respect of such dispute or proceeding may be heard and determined in such court. The parties hereby irrevocably waive, to the fullest extent permitted by Applicable Laws, any objection which they may now or hereafter have to the laying of venue of any dispute arising out of or relating to this Agreement or any of the transactions contemplated hereby brought in such court or any defense of inconvenient forum for the maintenance of such dispute. Each of the parties hereto agrees that a judgment in any such dispute may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. This consent to jurisdiction is being given solely for purposes of this Agreement and is not intended to, and shall not, confer consent to jurisdiction with respect to any other dispute in which a party to this Agreement may become involved.

  If permitted by Applicable Laws, each of the parties hereto hereby consents to process being served by any party to this Agreement in any suit, action or proceeding of the nature specified in subsection (a) above by the mailing of a copy thereof in the manner specified by the provisions of Section 10.1.

Article XI
DEFINITIONS

11.1 Certain defined terms. As used in this Agreement, each of the following terms has the meaning given it below:

  “affiliate” has the meaning specified in Rule 12b-2 promulgated under the Exchange Act.

  “Agreement In Principle” shall have the meaning set forth in the preamble to this Agreement.

  “Ancillary Documents” means each agreement, instrument and document (other than this Agreement) executed or to be executed by Transax, Vega-Atlantic or Newco in connection with the transactions contemplated by this Agreement, including without limitation the Agreement and Plan of Merger.

  “Applicable Environmental Laws” shall have the meaning set forth in Section 2.18.

  “Applicable Law” and “Applicable Laws” means any statute, law, rule or regulation or any judgment, order, writ, injunction or decree of any Governmental Entity to which a specified person or property is subject.

  “Articles of Merger” shall have the meaning set forth in Section 1.1.

  “Benefit Plans” shall have the meaning set forth in Section 3.20.

  “Board of Directors” means the Board of Directors of any of the Constituent Corporations hereunder, as duly constituted from time to time.

  “business day” means any day during which a United States chartered bank is open for business in the City of Irvine, California, U.S.A.

  “Carlingford” shall have the meaning set forth in Section 2.4.

  “CBCA” shall have the meaning set forth in Section 1.1.

  “Certificates” shall have the meaning set forth in Section 1.5.

  “Closing” means the due and complete closing of each of the transactions which are contemplated by the terms and conditions of this Agreement and all Ancillary Documents contemplated hereby.

  “Code” means the Internal Revenue Code of 1986, as amended and in effect as of the Effective Time.

  “Colorado Law” shall have the meaning set forth in Section 1.7.

  “Common Stock Exchange Ratio” shall have the meaning set forth in Section 1.4.

  “Constituent Corporations” means each of Vega-Atlantic, Newco and Transax.

  “Contribution Agreement” shall have the meaning set forth in Section 1.1.

  “Consulting Agreement” shall have the meaning set forth in Section 3.29.

  “Damages” shall have the meaning set forth in Section 9.2.

  “Discharges” shall have the meaning set forth in Section 1.10.

  “Dissenting Shares” shall have the meaning set forth in Section 1.7.

  “Effective Time” shall have the meaning set forth in Section 1.2.

  “Election Form” shall have the meaning set forth in Section 1.10.

  “Encumbrances” means liens, charges, pledges, options, mortgages, deeds of trust, security interests, claims, restrictions (whether on voting, sale, transfer, disposition, or otherwise), easements and other encumbrances of every type and description, whether imposed by law, agreement, understanding or otherwise.

  “Equity Interest” shall have the meaning set forth in Section 1.10.

  “Equity Interest Documentation” shall have the meaning set forth in Section 1.10.

  “Escrow Holder” shall have the meaning set forth in Section 1.10.

  “ERISA” means the Employee Retirement Income Security Act of 1974, as amended.

  “Exchange Act” means the Securities Exchange Act of 1934, as amended.

  “Exchange Agent” shall have the meaning set forth in Section 1.5.

  “Final Principal Sum Payment Date” shall have the meaning set forth in Section 1.10.

  “Form 14F” shall have the meaning set forth in Section 3.29.

  “Form S-8” shall have the meaning set forth in Section 3.29.

  “Funding” shall have the meaning set forth in Section 3.29.

  “Governmental Entity” means any court or tribunal in any jurisdiction (domestic or foreign) or any federal, state, municipal or other governmental body, agency, authority, department, commission, board, bureau or instrumentality (domestic or foreign).

  “hazardous material” shall have the meaning set forth in Section 3.21.

  “Intellectual Property” means patents, trademarks, service marks, trade names, service names, brand names, copyrights, trade secrets, know-how, technology, inventions, computer software (including documentation and object and source codes) and similar rights and all registrations, applications, licenses and rights with respect to any of the foregoing.

  “Interest” shall have the meaning set forth in Section 1.10.

  “IRS” means the Internal Revenue Service.

  “knowledge” of a specified person (or similar references to a person’s knowledge) means that the only information to be attributed to such person is information actually known to: (i) such person in the case of an individual; or (ii) in the case of a corporation or other entity, an executive, officer or employee who devoted substantive attention to matters of such nature during the ordinary course of his employment by such person.

  “Loan” shall have the meaning set forth in Section 1.10.

  “Loan Agreement” shall have the meaning set forth in Section 1.10.

  “Material Adverse Effect” means any change, development, or effect (individually or in the aggregate) which is, or is reasonably likely to be, materially adverse (i) to the business, assets, results of operations, condition (financial or otherwise), or prospects of the applicable party hereto or (ii) to the ability of such party to perform on a timely basis any material obligation under this Agreement or any agreement, instrument, or document entered into or delivered in connection herewith.

  “Merger” shall have the meaning set forth in the preamble to this Agreement.

  “Merger Consideration” shall have the meaning set forth in Section 1.5.

  “Newco” means Vega-Atlantic Acquisition Corporation, a Colorado corporation and a wholly-owned subsidiary of Vega-Atlantic.

  “Options” shall have the meaning set forth in Section 3.29.

  “Outstanding Indebtedness” shall have the meaning set forth in Section 1.10.

  “Permits” means licenses, permits, franchises, consents, approvals, variances, exemptions and other authorizations of or from Governmental Entities.

  “Plan” shall have the meaning set forth in Section 1.1.

  “Principal Sum” shall have the meaning set forth in Section 1.10.

  “Private Placement” shall have the meaning set forth in Section 3.29.

  “Private Purchase and Sale” shall have the meaning set forth in Section 1.12.

  “Proceedings” means all proceedings, actions, claims, suits, investigations, and inquiries by or before any arbitrator or Governmental Entity.

  “reasonable best efforts” means, whenever used with reference to a party’s obligation, an obligation of such party to use every reasonable commercial effort, but shall not be interpreted to require such party to take any action or refrain from taking any action that would be materially burdensome to such party or to amend this Agreement or any agreement contemplated hereby or to forego or waive any of its rights hereunder or thereunder.

  “Redemption Amount” shall have the meaning set forth in Section 1.10.

  “Redemption Date” shall have the meaning set forth in Section 1.10.

  “Redemption Notice” shall have the meaning set forth in Section 1.10.

  “Registration Statement” shall have the meaning set forth in Section 1.9.

  “Regulation S” shall have the meaning set forth in Section 1.9.

  “Right of Election” shall have the meaning set forth in Section 1.10.

  “Right of Redemption” shall have the meaning set forth in Section 1.10.

  “Rule 144” shall have the meaning set forth in Section 1.9.

  “Rule 506” shall have the meaning set forth in Section 1.9.

  “SEC Filings” shall have the meaning set forth in Section 3.10.

  “Securities Act” means the Securities Act of 1933, as amended.

  “Security” shall have the meaning set forth in Section 1.10.

  “Selling Shareholders” means the following shareholders of Transax who have executed this Agreement: Atlas Alpha Corporation; Cardlink Worldwide Inc., Carlingford and Engtech Inc.

  “Special Meeting” shall have the meaning set forth in Section 5.2.

  “Subsidiary” and “Subsidiaries” means, individually and collectively, any entity or entities of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are owned, directly or indirectly, by the applicable party hereto.

  “Survival Date” shall have the meaning set forth in Section 9.1.

  “Surviving Corporation” shall have the meaning set forth in Section 1.1.

  “Tax” or “Taxes” means, individually and collectively, any income taxes or similar assessments or any sales, excise, occupation, use, ad valorem, property, production, severance, transportation, employment, payroll, franchise or other tax imposed by any United States federal, state or local (or any foreign) taxing authority, including any interest, penalties or additions attributable thereto.

  “Tax Return” means any return or report, including any related or supporting information, with respect to Taxes.

  “Transax” means Transax Limited, a Colorado corporation.

  “Transax Balance Sheet Date” shall have the meaning set forth in Section 2.9.

  “Transax Claims” shall have the meaning set forth in Section 9.2.

  “Transax Common Stock” shall have the meaning set forth in Section 1.3.

  “Transax Financial Statements” shall have the meaning set forth in Section 2.9.

  “Transax Options” shall have the meaning set forth in Section 1.3.

  “Transax Shares” shall have the meaning set forth in Section 1.3.

  “Transax Securities” shall have the meaning set forth in Section 1.3.

  “Transax Warrants” shall have the meaning set forth in Section 1.3.

  “US GAAP” shall have the meaning set forth in Section 2.9.

  “Vega-Atlantic” means Vega-Atlantic Corporation, a Colorado corporation.

  “Vega-Atlantic Balance Sheet Date” shall have the meaning set forth in Section 3.9.

  “Vega-Atlantic Claims” shall have the meaning set forth in Section 9.3.

  “Vega-Atlantic Common Stoc” shall have the meaning set forth in the preamble to this Agreement.

  “Vega-Atlantic Fairness Opinion” shall have the meaning set forth in Section 6.4.

  “Vega-Atlantic Financial Statements” shall have the meaning set forth in Section 3.9.

  “Vega-Atlantic Options” shall have the meaning set forth in the preamble to this Agreement.

  “Vega-Atlantic Securities” shall have the meaning set forth in Section 1.4.

  “Vega-Atlantic Shares” shall have the meaning set forth in the preamble to this Agreement.

  “Vega-Atlantic Warrants” shall have the meaning set forth in the preamble to this Agreement.

IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed on its behalf by its representative thereunto duly authorized, all as of the day and year first above written.

The COMMON SEAL of)
VEGA-ATLANTIC CORPORATION, )
Vega-Atlantic herein, was hereunto affixed )
in the presence of: ) (C/S)
)
____________________)
Authorized Signatory )

The COMMON SEAL of )
TRANSAX LIMITED, )
Transax herein, was hereunto affixed )
in the presence of: ) (C/S)
)
____________________)
Authorized Signatory )

The COMMON SEAL of ) No. of Transax Shares: 51,063
ATLAS ALPHA CORPORATION, )
a Selling Shareholder herein, )
was hereunto affixed in the presence of: ) (C/S)
)
____________________)
Authorized Signatory )

The COMMON SEAL of ) No. of Transax Shares: 2,383,740
CARDLINK WORLDWIDE INC. )
(HELD IN TRUST), )
a Selling Shareholder herein, )
was hereunto affixed in the presence of: ) (C/S)
)
____________________)
Authorized Signatory )

The COMMON SEAL of ) No. of Transax Shares: 17,454,849
CARLINGFORD INVESTMENTS LTD. )
(ON BEHALF OF ITS INVESTORS), )
a Selling Shareholder herein, )
was hereunto affixed in the presence of: ) (C/S)
)
____________________)
Authorized Signatory )

The COMMON SEAL of ) No. of Transax Shares: 63,410
ENGTECH INC., )
a Selling Shareholder herein, )
was hereunto affixed in the presence of: ) (C/S)
)
____________________)
Authorized Signatory )

Exhibit A

This is Exhibit A to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Agreement In Principle

Refer to the materials attached hereto.

Exhibit B

This is Exhibit B to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Agreement and Plan of Merger

Refer to the materials attached hereto.

Exhibit C

This is Exhibit C to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Articles of Merger

Refer to the materials attached hereto.

Exhibit D

This is Exhibit D to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Contribution Agreement

Refer to the materials attached hereto.

Exhibit E

This is Exhibit E to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Loan Agreement

Refer to the materials attached hereto.

Exhibit F

This is Exhibit F to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Consulting Agreement

Refer to the materials attached hereto.

Exhibit G

This is Exhibit G to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Approval Opinion of Counsel

Refer to the materials attached hereto.

Exhibit H

This is Exhibit H to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Customary Opinion of Counsel to Vega-Atlantic

Refer to the materials attached hereto.

Exhibit I

This is Exhibit I to that certain Merger Agreement among each of Vega-Atlantic, Newco, Transax and certain Selling Shareholders of Transax.

Customary Opinion of Counsel to Transax

Refer to the materials attached hereto.

EXHIBIT 10.1 TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES (Formerly Vega-Atlantic Corporation) [A Development Stage Company] Stock Option Plan Back to Table of Contents

TRANSAX LIMITED

2003 INCENTIVE STOCK OPTION PLAN

SECTION 1
INTRODUCTION

1.1 Establishment. Transax Limited (the “Company”), a Colorado corporation, hereby establishes the Transax Limited 2003 Stock Option Plan (the “Plan”) for employees, consultants, directors, and other persons associated with the Company whom the Board wishes to incentivise. Transax Limited, together with its affiliated corporations, as defined in Section 2.1 hereafter, are referred to as the “Company”, except where the context otherwise requires.

1.2 Purposes. The purposes of this Plan are to (i) attract and retain the best available personnel for positions of responsibility within the Company (ii) provide incentives to employees, officers, and management of the Company, (iii) provide Directors, Consultants and Advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company, and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and (iv) generally to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company's Common Stock.

Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares or cash awards. The types of options or other incentives granted shall be determined by the board or the Compensation Committee and reflected in the terms of written agreements.

SECTION 2
DEFINITIONS

2.1 Definitions. The following terms will have the meanings set forth below:

“Affiliated Corporation” means any corporation or other entity (including, but not limited to, a partnership) that is affiliated with the Company through stock ownership or otherwise.

“Board” means the Board of Directors of the Company.

“Code” means the Internal Revenue Code of the USA or the Income Tax Act of Canada, as it may be amended form time to time, and as appropriate to the context and as applies to the Eligible Participant.

“Effective Date” means the effective date of the Plan, which will be January 1st 2003.

“Eligible Participants” means any employees (including, without limitation, all officers), directors, consultants and any other persons whom the Board wishes to incentivise to contribute to the fortunes of the Company and permitted by law or policy to receive options.

“Fair Value” means the value of a Share of Stock as determined by the Stock Option Committee acting in good faith and in its sole discretion in accordance with this Agreement. Notwithstanding the above, if the Stock is actively traded in an established stock or quotation market, “Fair Value” will mean the officially quoted closing price of the Stock on such exchange (a “National Exchange”) on a particular date selected by the Stock Option Committee in establishing the purchase price of Shares of the Option.

“Stock Option Committee” means the Compensation Committee of the Company, unless the Board strikes a separate committee, and in the absence of an empowered committee shall mean the Board.

“Non-Statutory Option” means an Option granted under this Plan in accordance with the requirements of the Code, as amended from time to time.

“Option” means a right to purchase Stock of the Company granted under this Plan at a stated price for a specified period of time.

“Option Price” means the price at which shares of Stock subject to an Option may be purchased, determined in accordance with this Agreement and as established by the Stock Option Committee and contracted by the Option contract.

“Option Holder” means an Eligible Participant designated by the Stock Option Committee from time to time during the term of the Plan to receive one or more Options under the Plan.

“Plan Limit” shall have the meaning set forth in section 4.1.

“Share” or “Shares” means a share or shares of Stock.

“Stock” means the common stock of the Company.

2.2 Gender and Number. Except where otherwise indicated by the context, the masculine gender also will include the feminine gender, and the definition of any term herein in the singular also will include the plural.

SECTION 3
PLAN ADMINISTRATION

3.1 Stock Option Committee. The Stock Option Committee will administer the Plan. In accordance with the provisions of the Plan, the Stock Option Committee will, in accordance with policies ordered by the Board but in the absence of board direction in its sole discretion, select the Eligible Participants to whom Options will be granted, the form of each Option, the amount of each Option, and any other terms and conditions of each Option as the Stock Option Committee may deem necessary and consistent with the terms of the Plan. The Stock Option Committee will determine the form or forms of the agreements with Option Holders. The agreements will evidence the particular provisions, terms, conditions, rights and duties of the Company and the Option Holders with respect to Options granted pursuant to the Plan, which provisions need not be identical except as may be provided herein. The Stock Option Committee may from time to time adopt such rules and regulations for carrying out the purposes of the Plan as it may deem proper and in the best interests of the Company. The Stock Option Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or in any agreement entered into hereunder in the manner and to the extent it may deem expedient and it will be the sole and final judge of such expediency. No member of the Stock Option Committee will be liable for any action or determination made in good faith, and all members of the Committee will, in addition to their rights as directors, be fully protected by the Company with respect to any such action, determination or interpretation. The determinations, interpretations and other actions of the Stock Option Committee pursuant to the provisions of the Plan will be binding and conclusive for all purposes and on all persons.

SECTION 4
STOCK SUBJECT TO THE PLAN AND EXCEPTIONS

4.1 Plan limit. A maximum of 4,500,000 Shares (“Plan Limit”) are authorized for issuance under the Plan in accordance with the provisions of the Plan. Shares that are issued upon the exercise of Options will be deducted from the Plan Limit and such Plan Limit shall not be increased without approval of the board or, if shareholders of the Company have so required, without approval of the shareholders of the Company. While any Options are outstanding, the Company will retain as authorized and unissued Stock at least the number of Shares from time to time required under the provisions of the Plan or otherwise assure itself of its ability to perform its obligations hereunder.

4.2 Unused and Forfeited Stock. Any Shares that are subject to an Option under this Plan that are not used because the terms and conditions of the Option are not met or any Shares that are used for full or partial payment of the purchase price of Shares with respect to which an Option is exercised or any Shares retained by the Company for any purpose of this Plan automatically will be returned to the Plan Limit and become available for again for use under the Plan.

4.3 Adjustments for Stock Split, Stock Dividend, Etc. If the Company at any time increases or decreases the number of its outstanding Shares of Stock, or changes in any way the rights and privileges of such Shares by means of the Payment of a Stock dividend or any other distribution upon such Shares payable in Stock, or through a stock split, subdivision, consolidation, combination, reclassification or recapitialization involving the Stock, then, in relation to the Stock that is affected by the above events, the provisions of this Section 4.3 will apply. In such event, the numbers, rights and privileges of the following will be increased, decreased or changed in like manner as if such shares had been issued and outstanding, fully paid and nonassessable at the time of such event:

  adjustment to the Shares of Stock as to which Options may be granted under the Plan; and
  adjustment to the exercise price of each outstanding Option granted hereunder.

4.4 General Adjustment Rules. If any adjustment or substitution provided for in this Section 4 will result in the creation of a fractional Share under any Option, the number of Shares subject to the Option will be rounded to the next higher Share.

4.5 Determination by Stock Option Committee, Etc. Adjustments under this Section 4 will be made by the Stock Option Committee, whose determinations with regard thereto will be final and binding upon all parties.

4.6 Options Exceptional to Plan. With the concurrence of the board, the Stock Option Committee may grant Options outside the Plan or within the Plan but in excess of the Plan Limit, such that the available Plan Limit is not diminished, for exceptional circumstances or to acquire or retain personnel or achieve important goals or strategic targets considered important to the Company but which cannot reasonably be fit into the Plan Limit or the Plan due to insufficiency of available Plan Options, legal impediments whereby the recipient cannot or is best not included in the Plan, or other purposes or reasons considered appropriate to the board.

SECTION 5
REORGANIZATION OR LIQUIDATION

5.1 Reorganization and Options. In the event that the Company is merged or consolidated with another corporation (other than a merger or consolidation in which the Company is the continuing corporation and that does not result in any reclassification or change of outstanding Shares), or if all or substantially all of the assets or control of the outstanding voting stock of the Company is acquired by any other corporation, business entity or person (other than by a sale or conveyance in which the Company continues as a holding company of an entity or entities that conduct the business of businesses formerly conducted by the Company), or in case of a reorganization (other than a reorganization under the United States Bankruptcy Code) or liquidation of the Company, the Stock Option Committee will have the power and discretion to prescribe the terms and conditions for the exercise or modification of any outstanding Options granted hereunder. By way of illustration, and not by way of limitation, the Stock Option Committee may provide for the complete or partial acceleration of the dates of exercise of the Options, or may provide that such Options will be exchanged or converted into options to acquire securities of the surviving or acquiring cooperation, or may provide for a payment or distribution in respect of outstanding Options (or the portion thereof that currently is exercisable) in cancellation thereof. The Stock Option Committee may provide that Options must be exercised in connection with the closing of such transaction and that if not so exercised such Options will expire. Any such determinations by the Stock Option Committee may be made generally with respect to all Option Holders, or may be made on a case-by-case bases with respect to particular Option Holders. The provisions of this Section 5 will not apply to any transaction undertaken for the purpose of reincorporating the Company under the laws of another jurisdiction, if such transaction does not materially affect the beneficial ownership of the Company’s capital stock. Any determination by the Stock Option Committee hereunder shall not amend the terms of any Option without the consent of the Option Holder unless, in the opinion of the Committee acting reasonably, such amendment is necessary to permit the alterations to the Company to be effected and such is in the interest of shareholders generally.

SECTION 6
STOCK OPTIONS

6.1 Grant of Options. An Eligible Participant may be granted one or more Options. Options granted under the Plan will be Non-Statutory Options.

6.2 Option Agreements. Each Option granted under the Plan will be evidenced by a written stock option agreement that will be entered into by the Company and the Eligible Participant to whom the Option is granted (the “Option Holder”), and will be deemed to contain the following terms and conditions, unless other terms and conditions inconsistent therewith have been entered into the Option agreement. In the event of inconsistency between the provisions of the Plan and any Option agreement entered into, the provisions of the Option agreement will be considered to have been determined to be exceptional from the below and such Option Agreement shall govern where not inconsistent with law. However, the provisions of the Plan will govern where the agreement omits to provide for a matter governed by the Plan and the agreement will not be incomplete nor unenforceable if it fails to provide for a matter provided by the terms of this Plan as such shall be incorporated by reference:

(a) Number of Shares. Each Stock option agreement will state that it covers a specified number of Shares, as determined by the Stock Option Committee and the agreement. If the agreement fails to state the number then it shall be the number set forth in the minutes of the Stock Option Committee.

(b) Price. The price at which each Share covered by an Option may be purchased will be determined by the Stock Option Committee and set forth in the Stock Option agreement. Where the price shall be omitted the price shall be the Fair Market Value of the Stock on the date set forth at the beginning of the Option agreement.

(c) Vesting Period. Each Stock Option will state the time and the amount of the Shares of the Option which vest, and are exercisable thereafter, at specified times during the Option Period. Unless otherwise provided in the Option agreement, Options will vest and be exercisable for types of Option Holders as follows:

  Directors and senior officers to Vice-President - 100% of the amount of the Shares under Option upon granting.
  Employees Generally - 50% at the end of the later of any probation period pursuant to which the Employee is subject to or date of engagement and 50% twelve months thereafter.
  Other Option Holders - 50% at the end of the first 30 days of engagement, 50% upon completion of the term (if term less than twelve months) or 50% twelve months after commencement of the contract.

(d) Duration of Options. Each Stock option agreement will state the period of time within which the Option may be exercised by the Option Holder (the “Option Period”). The Option Period shall expire not more than five years from the date an Option is granted. Unless otherwise stated, director and senior officer Options shall be the lesser of five years or the term of their office plus 90 days, Employee Options the lesser of five years or the term of their employment plus 30 days, and other Option Holders the lesser of five years or the term of the engagement agreement plus 30 days.

(e) Termination of Employment, Death, Disability Etc. Except as otherwise determined by the Stock Option Committee, each Stock Option agreement will provide as follows with respect to the exercise of the Option upon termination of the employment or the death of the Option Holder:

(i) Termination. If the Option Holder’s employment or office with the Company is terminated within the Option Period for cause, as determined by the Company in its sole discretion, or if the Option Holder resigns without appropriate or agreed notice and agreed termination terms, the Option will be void for all purposes immediately upon notice of termination or resignation, as the case may be, unless otherwise agreed solely at the discretion of the Company. Unless specified in an engagement agreement, “cause” means a material violation, as determined by the Company, of the Company’s established policies and procedures and the terms of engagement and a failure to rectify within 15 days of notice. If the Option Holder is terminated for another reason, not provided for below or in the engagement agreement or the Option agreement, then the Option shall be exercisable, as to the vested portion only on the date of termination, for a period of 30 days after termination, except as otherwise permitted by the sole discretion of the Stock Option Committee but not to exceed the Option Period. The effect of this Section will be limited to determining the consequences of a termination and nothing in this Section will restrict or otherwise interfere with the Company’s discretion with respect to the termination of any Employee.

(ii) Death or Disability. If the Option Holder’s employment with the Company is terminated within the Option Period because of the Option Holder’s death or disability the Option will remain exercisable, to the extent that it was vested and exercisable on the date of the Option Holder’s death or disability, for a period of six months after such date; provided, however, that in no event may the Option be exercised after the expiration of the Option Period.

(iii) Non-Employees or non-Office Holders. For all purposes under this Section, an Eligible Participant who is not an Employee or office holder of the Company will be considered to have a termination at the conclusion of the relevant contract or upon notice by the Company of termination for default or breach of agreement. If the contract is terminated for breach or default then the Option shall terminate immediately. Otherwise the Option shall terminate in accordance with its terms or section 6.2(d) above.

(f) Transferability of Option. Each stock option agreement will provide that the Option and exercise rights granted therein are not transferable or subject to assignment or lien for security purposes by the Option Holder except to the Option Holder’s legal representative, his estate, a family corporation or personal holding corporation, a bona fide lender or in such other circumstance as the Stock Option Committee may approve in its sole discretion, which may be exercised contrary without reason. Each assignment of an interest in an Option must be approved before such will be enforceable.

(g) Exercise, Payments, Etc. Unless otherwise provided by the Stock Option agreement the method for exercising the Option granted will be by delivery to the office of the Company of written notice specifying the particular Option (or portion thereof) that is being exercised and the number of Shares with respect to which such Option is exercised, together with payment of the Option Price. The exercise of the Option will be deemed effective upon actual receipt of such notice and payment to the Company of the Option Price in a form satisfactory to the Company, acting reasonably. The purchase of such Stock will take place at the principal offices of the Company upon delivery of such notice. A properly executed certificate or certificates representing the Stock will be issued by the Company and delivered to the Option Holder with reasonable dispatch. Unless restricted by the Option agreement, the exercise price shall be paid by any of the following methods or any combination of the following methods:

(i) in cash;

(ii) by cashier’s check, certified cheque, or other acceptable banker’s note payable to the order of the Company;

(iii) by net exercise notice whereby the Option Holder will authorize the return to the Plan pool, and deduction from the Option Holder’s Stock Option, of sufficient Option Shares whose net value (Fair Value less Option exercise price) is sufficient to pay the Option Price of the Shares exercised. The Fair Value of the Shares of the Option to be returned to the Plan pool as payment will be determined by the closing price of the Company’s Shares on the date notice is delivered;

(iv) by delivery to the Company of a properly executed notice of exercise together with irrevocable instructions (referred to in the industry as ‘delivery against payment’) to a broker to deliver to the Company promptly the amount of the proceeds of the sale of all or a portion of the Stock or of a loan from the broker to the Option Holder necessary to pay the exercise price; or

(v) such other method as the Option Holder and the Stock Option Committee may determine as adequate including delivery of acceptable securities (including securities of the Company), set-off for wages or invoices due, property, or other adequate value.

(h) Date of Grant. An Option will be considered as having been granted on the date specified in the grant resolution of the Stock Option Committee.

6.3 Stockholder Privileges. Prior to the exercise of the Option and the transfer of Shares to the Option Holder, an Option Holder will have no rights as a stockholder with respect to any Shares subject to any Option granted to such person under this Plan and, until the Option Holder becomes the holder of the record of such Stock, no adjustments, other than those described in Section 4, will be made for dividends or other distributions or other rights to which there is a record date preceding the date such Option Holder becomes the holder of record of such Stock.

SECTION 7
RIGHTS OF EMPLOYEES AND OPTION HOLDERS

7.1 Employment. Nothing contained in the Plan or in any Option will confer upon any Eligible Participant any right with respect to the continuation of employment by the Company, or interfere in any way with the right of the Company, subject to the terms of any separate employment agreement to the contrary, at any time to terminate such employment or to increase or decrease the compensation of such Eligible Participant form the rate in existence at the time of the grant of an Option.

SECTION 8
GENERAL RESTRICTIONS

8.1 Investment representations. The Company may require any person to whom an Option is granted, as a condition of exercising such Option or receiving Stock under the Option, to give written assurances, in substance and form satisfactory to the Company and its counsel, to the effect that such person is acquiring the Stock subject to the Option for his own account for investment and not with any present intention of selling and to such other effects as the Company deems necessary or appropriate in order to comply with federal and applicable state and provincial securities laws. Legends evidencing such restrictions may be placed on the certificates evidencing the Stock.

8.2 Compliance with Securities Laws. Each Option will be subject to the requirement that if at any time counsel to the Company determines that the listing, registration or qualification of the Shares subject to such Option upon any securities exchange or under any state, provincial or federal law, or the consent or approval of any governmental or regulatory body, is necessary as a condition of, or in connection with, the issuance or purchase of Shares thereunder, such Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval will have been effected or obtained on conditions acceptable to the Stock Option Committee. Nothing herein will be deemed to require the Company to apply for or to obtain such listing, registration or qualification. However, where available to the circumstances of an Option Holder the Company will include the Option with any other filings that the Company elects, at its sole discretion, to file under S-8 or any other filings with the SEC but the Company shall not be obliged to make an individual filing for a particular Option, unless such shall have been required pursuant to the specific Option agreement.

SECTION 9
OTHER EMPLOYEE BENEFITS

9.1 Benefits and Taxes. The amount of any compensation deemed to be received by an Option Holder as a result of the exercise of an Option will not constitute “earnings” with respect to which any other employee benefits of such Option Holder are determined, including, without limitation, benefits under any pension, profit sharing, life insurance or salary continuation plan. Any taxable consequences of any Option are entirely the responsibility of the Option Holder and no contribution shall be required of the Company and, further, if the Company should suffer liability for unpaid taxes of an Option Holder then the full amount of such shall be a debt of the Option Holder to the Company payable immediately and for which the Company may seek judgment and, before judgment or process, may set-off against any amounts due to the Option Holder or may recover, again before judgment or process, by exercise of any Options of the Option Holder on the Option Holder’s behalf, at the discretion of the Stock Option Committee.

SECTION 10
PLAN AMENDMENT, MODIFICATION AND TERMINATION

10.1 Amendment. The Board may at any time terminate and, from time to time, may amend or modify the Plan provided, however, that no amendment or modification may become effective without approval of the amendment or modification by the stockholders where stockholder approval is required to enable the Plan to satisfy any applicable statutory requirements, or if the Company, on the advice of counsel, determines that stockholder approval otherwise is necessary or desirable.

No amendment, modification or termination of the Plan will in any manner adversely affect any Options theretofore granted under the Plan, without the consent of the Option Holders holding such Options.

SECTION 11
WITHHOLDING

11.1 Withholding Requirement. The Company’s obligations to deliver Shares upon the exercise of an Option will be subject to the Option Holder’s satisfaction of all applicable federal, state and local income and other tax withholding requirements and applicable securities requirements.

11.2 Withholding With Stock. At the time an Option is granted the Stock Option Committee, in its sole discretion, may permit the Option Holder to pay all such amounts of tax withholding, or any part thereof, that is due upon exercise of the Option by such adjustments as the Stock Option Committee determines, including adjustment to a net exercise price or adjustment to the Option Price.

SECTION 12
BROKERAGE ARRANGEMENTS

12.1 Brokerage. The Stock Option Committee, in its discretion, may enter into arrangements with one or more banks, brokers or other financial institutions to facilitate the disposition of shares acquired upon exercise of Stock Options, including, without limitation, arrangements for the simultaneous exercise of Stock Options and sale of the Shares acquired upon such exercise.

SECTION 13
NONEXCLUSIVITY OF THE PLAN

13.1 Other Plans. The adoption of this Plan by the Board will not be construed as creating any limitations on the power or authority of the Board to adopt such other or additional incentive or other compensation arrangements of whatever nature as the Board may deem necessary or desirable or preclude or limit the continuation of any other plan, practice or arrangement for the payment of compensation or fringe benefits to employees generally, or to any class or group of employees, or any other persons that the Company or any Affiliated Corporation now has lawfully put into effect, including, without limitation, any retirement, pension, savings and stock purchase plan, insurance, death and disability benefits and executive short-term incentive plans.

SECTION 14
REQUIREMENTS OF LAW

14.1 Requirements of Law. The insurance of Stock and the payment of cash pursuant to the Plan will be subject to all applicable laws, rules and regulations.

14.2 Governing Law. The Plan and all agreements hereunder will be construed in accordance with and governed by the laws of the State of Colorado.

SECTION 15
DURATION OF THE PLAN

15.1 Termination. The Plan will terminate at such time as may be determined by the Board, and no Option will be granted after such termination. If not sooner terminated under the preceding sentence, the Plan will fully cease and expire on the earlier of one year from the date that the Plan Limit has been exhausted and all Options exercised or expired or January 30, 2013. Options outstanding at the time of the Plan termination may continue to be exercised in accordance with their terms.

EXHIBIT 11.1 TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES (Formerly Vega-Atlantic Corporation) [A Development Stage Company] Statement of Computation of Per Share Earnings Back to Table of Contents

	For the years ended December 31,
	2003 (A)	2002 (A)
BASIC: Average shares outstanding	12,953,494	12,472,917
Net loss applicable to Common Shares	$(3,230,276)	$(2,118,888)
Per share amount	$(0.25)	$(0.17)
FULLY DILUTED: Average shares outstanding disregarding dilutive outstanding stock options and warrant conversion of debenture for each year	12,953,494	12,472,917
Convertible loans	1,551,272	-
Dilutive stock options and warrants, based on the treasury stock method using the average market price	1,273,651	-
Shares outstanding	15,778,417	12,472,917
Net loss	$(3,230,276)	$(2,118,888)
Interest on convertible loan	$32,818	-
Net loss for fully diluted calculation	$(3,197,458)	$(2,118,888)
Per share amount	$(0.20)	$(0.17)

Note A: The fully-diluted calculation is submitted in accordance with Regulation S-K, Item 601 (b)(11), although it is contrary to paragraph 13 of Statement of Financial Accounting Standards No. 128 because it produces an anti-dilutive result.

EXHIBIT 99.1 Back to Table of Contents
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Stephen Walters, certify that:
  I have reviewed this annual report on Form 10-KSB of Transax International Limited ;
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

Dated: April 14, 2004	By: /s/ Stephen Walters --------------------------------- Stephen Walters , President and CEO

EXHIBIT 99.2 Back to Table of Contents
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Nathalie Pilon, certify that:
  I have reviewed this annual report on Form 10-KSB of Transax International Ltd.;
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

Dated: April 14, 2004	By: /s/ Nathalie Pilon --------------------------------- Nathalie Pilon , Chief Financial Officer

EXHIBIT 99.3 Back to Table of Contents

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Transax International Ltd. (the "Company") on Form 10-KSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephen Walters, President and Chief Executive Officer of the Company, and Nathalie Pilon, Chief Financial Officer of the Company, each certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2004	By: /s/ Stephen Walters --------------------------------- Stephen Walters , President and CEO
Dated: April 14, 2004	By: /s/ Nathalie Pilon --------------------------------- Nathalie Pilon , Chief Financial Officer