Form 10QSB
period 2004-03-31
TRANSAX INTERNATIONAL LTD
filed 2004-05-19
CIK 1097896

Table of Contents U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________
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

Yes [X] ----	No ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class ------	Outstanding as of May 11, 2004 -----------------------------------
Common Stock, $.00001 par value	15,753,217
Transitional Small Business Diclosure Format (check one)
Yes ----	No [X] ----

Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheet [Unaudited]
Consolidated Statements of Operations [Unaudited]
Consolidated Statements of Stockholders' Deficit [Unaudited]
Consolidated Statements of Cash Flows [Unaudited]
Notes to the Unaudited Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis or Plan of Operations
General
Current Business Operations
Results of Operations
Liquidity and Capital Resources
Plan of Operations
Material Agreements
Off Balance Sheet Arrangements

ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION
ITEM 1. Legal proceedings

ITEM 2. Changes in Securities and Use of Proceeds

ITEM 3. Defaults upon Senior Securities

ITEM 4. Submission of Matters to Vote of Securities Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Other Information on Form 8-K

EXHIBIT 11.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES
Consolidated Financial Statements [Unaudited]
March 31, 2004

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. Transax International Limited (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES Consolidated Balance Sheet [Unaudited] March 31, 2004 Back to Table of Contents

ASSETS Current
Cash	$4,461
Accounts receivable (Net of allowance for doubtful accounts of $0)	27,296
Prepaid expenses and other current assets	60,386

Total Current Assets	92,143
Software Development Costs, net	174,288

Property and Equipment, net	86,083

Total Assets	$352,514

LIABILITIES Current
Current portion of capital lease obligation	$36,751
Accounts payable and accrued expenses	498,479
Accrued payroll and related expenses	482,402
Advances payable	118,613
Due to related party	551,133
Loan from related party	140,982
Convertible loans from related party	399,702

Total Current Liabilities	2,228,062
Capital Lease Obligation, net of current portion	10,543

Total Liabilities	2,238,605

COMMITMENTS and CONTINGENCIES (Note 11) STOCKHOLDERS' DEFICIT
Common stock 0.00001 par value;
100,000,000 shares authorized;
15,303,217 shares issued and outstanding	153
Paid-in capital	4,908,474
Share subscriptions received	252,900
Accumulated deficit	(7,119,852)
Other comprehensive income :
Cumulative foreign currency translation adjustment	72,234

Total Stockholders' Deficit	(1,886,091)

Total Liabilities and Stockholders' Deficit	$352,514

The accompanying notes are an integral part of these unaudited consolidated financial statements. Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES Consolidated Statement of Operations [Unaudited] Back to Table of Contents

	For the three months ended March 31,
	2004	2003

Revenues	$137,584	$45,227

Cost of product support services	84,850	80,295
Payroll and related benefits	81,943	127,614
Research & development costs	19,365	-
Professional fees	97,639	45,446
Management & consulting fees - related party	78,900	71,738
Stock based compensation	-	222,390
Investor relations	16,810	-
Depreciation and amortization	17,996	50,667
General & administrative	101,751	85,030

Total Operating Expenses	499,254	683,190

Operating Loss	(361,670)	(637,963)

Other Expenses:
Other expense	(7,832)	(1,550)
Foreign exchange losses	(17,310)	58,238
Interest expense	(25,137)	(6,300)
Interest expense - related party	(20,221)	(2,005)

Total Other Expenses	(70,500)	(48,383)

Net Loss	$(432,170)	$(589,580)

Net loss per Share:
Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Shares Outstanding	15,028,037	15,532,413

The accompanying notes are an integral part of these unaudited consolidated financial statements. Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES Consolidated Statement of Stockholders' Deficit [Unaudited] For the three months ended March 31, 2004 Back to Table of Contents

	Common Stock - Par Value		Share Subscriptions	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' [Deficit]
	Shares	Amount
Balance, January 1, 2004	14,029,647	$141	421,293	$4,590,093	$(6,687,682)	$54,676	$(1,621,479)
Issuance of stock for settlement of share subscriptions, January 7, 2004	300,000	3	(75,000)	74,997			-
Issuance of stock for settlement of share subscriptions, Related Party, January 7, 2004	373,570	3	(93,393)	93,390			-
Issuance of restricted stock for services, January 26, 2004	300,000	3		74,997			75,000
Issuance of stock for options exercised for settlement of debt, February 10, 2004	300,000	3		74,997			75,000
Comprehensive Income (Loss)
Net loss for period					(432,170)
Foreign currency translation adjustments						17,558
Total comprehensive income (loss)							(414,612)
Balance, March 31, 2004	15,303,217	$153	$252,900	$4,908,474	$(7,119,852)	$72,234	$(1,886,091)

The accompanying notes are an integral part of these unaudited consolidated financial statements. Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES Consolidated Statements of Cash Flows [Unaudited] Back to Table of Contents

	For the three months ended March 31
	2004	2003

Cash Flows from (used in) Operating Activities
Net (loss) for the period	$(432,170)	$(589,580)
Adjustments to reconcile net loss to net cash used in operating activities:
-depreciation and amortization	37,361	50,677
-stock based compensation	-	222,390
-shares issued for services rendered	75,000	-
Changes in assets and liabilities:
-prepaid expenses and other current assets	(34,755)	1,643
-accounts receivable	(27,296)	-
-accounts payable	58,823	17,545
-accrued interest payable, related party	20,221	2,005
-accrued interest payable	4,061	6,300
-due to related party	86,707	19,928
-accrued payroll and related expenses	73,208	70,475
-other	(1,403)	(68)

Cash Flows - Operating Activities	(140,247)	(198,685)

Cash flows from (used in) Investing Activities
Capitalized software development costs	(83,317)	(41,085)
Acquisition of property and equipment	-	(16,065)

Cash Flows - Investing Activities	(83,317)	(57,150)

Cash flows from (used in) Financing Activities
Advances from related party	72,500	-
Repayments under capital lease obligations	(12,005)	(7,870)
Proceeds from loan - related party	139,500	-
Proceeds from convertible loans - related party	-	255,000

Cash Flows - Financing Activities	199,995	247,130

Effect of Exchange Rate Changes on Cash	17,558	(18,078)

Net Increase (Decrease) in Cash	(6,011)	(26,783)
Cash, Beginning of Period	10,472	31,107

Cash, End of Period	$4,461	$4,324

The accompanying notes are an integral part of these unaudited consolidated financial statements. Back to Table of Contents

TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES Consolidated Statements of Cash Flows [Unaudited] (Continued) Back to Table of Contents

	For the three months March 31,
	2004	2003
SUPPLEMENTAL CASH DISCLOSURES
Cash paid for interest	$22,683	$6,300
Cash paid for interest - Related Party	-	-
Cash paid for income taxes	-	-
SUPPLEMENTAL NON-CASH DISCLOSURES
204,000 shares issued for finders' fees [pre merger]	-	$51,000
Issuance of restricted stock for services, January 26, 2004	$75,000	-
Issuance of stock for options exercised for settlement of debt, February 10, 2004	$75,000	-
The accompanying notes are an integral part of these unaudited consolidated financial statements. Back to Table of Contents

Notes to the Unaudited Consolidated Financial Statements

1. The Company

Transax International Limited (“TNSX” or the “Company”) was incorporated in the State of Colorado. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

The Company, through its wholly owned subsidiary TDS Telecommunication Data Systems LTDA (“TDS”), is an international provider of information network solutions specifically designed for the healthcare providers and health insurance companies. The MedLink SolutionTM enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions.

As of January 1, 2004, the Company is no longer a development stage company as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, Accounting and Reporting For Development Stage Companies.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and does not include all the information and footnotes required by generally accepted accounting principals in the United States of America for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and results of its operations included in the audited financial statements for the year ended December 31, 2003. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.

2. Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $7,119,900 and has a stockholders’ deficit of approximately $1,886,100 at March 31, 2004. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2004, these deficiencies amounted to approximately $369,700, including a provision of interest and fines of approximately $74,400 (See Note 11). This payroll liability is included as part of the accrued payroll and related expenses within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

a. Revenue Recognition
Revenue from the sale of software products, which do not require any significant production, modification or customization for the Company’s targeted customers and do not have multiple elements, is recognized when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectibility is probable. As of March 31, 2004, the Company does not have any multiple elements arrangement with any of its customers.

b. Property and Equipment, net
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

c. Foreign Currency Translation
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency (TDS – Brazilian Real, Transax Australia, - Australian dollar and Transax and the Company – USD) are included in the Statement of Operations as incurred.

d. Loss Per Share
Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.
At March 31, 2004, there were 4,748,570 outstanding warrants and 2,443,270 outstanding options that were granted under the year 2003 incentive stock option plan (See Note 8). These securities may dilute the earnings per share calculation in the future.

e. Comprehensive Income
The Company has adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income, which currently includes only foreign currency translation adjustments, is shown net of tax in the Statement of Stockholders’ Deficit.

f. Stock Based Compensation
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

4. Financial Instruments / Credit risk

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

The Company had net sales to 3 major customers during the quarter ended March 31, 2004, and to 2 major customers during the quarter ended March 31, 2003. Currently, TDS has three clients: Camed – Caixa de Assistência dos Funcionários do Banco Nordeste, Golden Cross and Bradesco Seguros, with Golden Cross being currently responsible for more than 90% of revenues during the quarter ended March 31, 2004.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At March 31, 2004 the Company did not have cash balances on deposit that exceeded the federally insured limits.

5. Software Development Costs

The Company established the technological feasibility of its MedLink Solutions in the year ended December 31, 2002. Therefore, from Inception to December 31, 2002, all costs incurred in establishing the technological feasibility of the MedLink Solutions were charged to expense when incurred, as required by Statement of Financial Accounting Standards (“SFAS”) Statement No. 2, Accounting for Research and Development Costs.

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company has capitalized certain of its software development costs incurred. The Company began to amortize the capitalized costs in the third quarter of the fiscal year ending December 31, 2003, based on the current and future revenue for each product. Amortization of these costs for the three-month period ended March 31, 2004 of approximately $19,400 (2003 : $0) is included in the statement of operations as part of research and development expenses.

6. Property and Equipment

Property and equipment are comprised of the following:

March 31, 2004
Computer equipment	$216,125
Furniture and fixtures	14,882
Other	43,354

Total at cost	274,361
Less : accumulated depreciation and amortization	188,278

Net property and equipment	$86,083

Depreciation and amortization charged to operations is approximately $18,000 and $50,700 for each of the quarters ended March 31, 2004 and 2003 respectively.

7. Foreign operations

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

	Three months ended March 31,
	2004	2003

Net sales to Unaffiliated Customers
Brazil	$137,584	$45,227
USA	-	-
Singapore	-	-
Australia	-	-
Mauritius	-	-

	$137,584	45,227
Loss from operations
Brazil	(295,336)	(342,975)
USA	(184,778)	(328,306)
Singapore	(11,623)	(8,827)
Australia	(84)	(3,082)
Mauritius	(7,433)	-

	(499,254)	(683,190)

	(361,670)	(637,963)
Other income (expenses)
Brazil	(46,948)	50,388
USA	(23,978)	(2,005)
Singapore	-	-
Australia	426	-
Mauritius	-	-

	(70,500)	48,383

Net loss as reported in the accompanying statements	$(432,170)	$(589,580)

8. Share Capital

Common Stock
On January 7, 2004, the Company issued 300,000 shares of common stock for share subscriptions received in 2003 of $75,000.

On January 7, 2004, the Company issued 373,570 units for share subscriptions received in 2003, of approximately $93,400 owed to a related party whose officer is an officer of the Company. The units were issued to assignees of the debt holder. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of TNSX’s common stock at $0.50, for a period of 12 months.

On January 26, 2004, the Company issued 300,000 shares of restricted common stock for services rendered, for net value of $75,000 included in the statement of operations for the three-month period ended March 31, 2003 as professional fees.

On February 12, 2004, the Company issued 300,000 shares of common stock for options exercised, for net proceeds of $75,000. The proceeds were utilized for the settlement of advances payable.

As at March 31, 2004, 15,303,217 shares were issued and outstanding.

Stock Options
The Board of Directors of Transax approved the adoption of an incentive Stock Option Plan, effective January 1, 2003.

As at March 31, 2004, the Company granted 6,999,040 stock options and cancelled 2,499,040 stock options under the Plan. As at March 31, 2004, 2,056,730 stock options were exercised, including 300,000 during the quarter ended March 31 2004. At March 31, 2004, 2,443,270 stock options were outstanding. There were no stock options granted during the quarter ended March 31, 2004. These securities may dilute the earnings per share calculation in the future.

The table below lists the exercise prices and expiry date of outstanding options.
		Number of Options	Date of Issue	Exercise Price	Expiration Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Granted,	August 14, 2003	4,500,000	14-Aug-03	0.50	14-Aug-08	$0.36	3.19
	exercised during 2003	(1,206,730)
	cancelled during 2003	(1,293,270)

	number exercisable, December 31, 2003	2,000,000
	exercised during Q1 2004	-
	cancelled during Q1 2004	-

	number exercisable, March 31, 2004	2,000,000
Granted,	October 1, 2003	1,293,270	1-Oct-03	0.50	22-Oct-08	-	-
	exercised during 2003	(87,500)
	cancelled during 2003	(1,205,770)

	number exercisable	-
Granted,	December 1, 2003	1,205,770	1-Dec-03	0.25	1-Dec-08	$0.07	1.27
	exercised during 2003	(462,500)
	cancelled during 2003	-

	number exercisable, December 31, 2003	743,270
	exercised during Q1 2004	300,000
	cancelled during Q1 2004	-

	number exercisable, March 31, 2003	443,270
Balance,	March 31, 2004	2,443,270				$0.43	4.46 years

The weighted average fair value of options outstanding is $0.30.

Warrants

As at March 31, 2003, 4,748,570 warrants were outstanding. The Company has not issued additional warrants during the quarter ended March 31, 2004. These securities may dilute the earnings per share calculation in the future.

The table below lists the exercise prices and expiry date of outstanding warrants.

		Number of Warrants	Date of Issue	Exercise Price	Expiration Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Granted,	August 14, 2003	4,100,000	14-Aug-03	1.00	14-Aug-08
Granted,	August 26, 2003	50,000	26-Aug-03	1.50	26-Aug-04
Granted,	November 21, 2003	225,000	21-Nov-03	1.00	20-Nov-05
Granted,	December 31, 2003	373,570	31-Dec-03	0.50	31-Dec-04

Balance,	December 31, 2003	4,748,570				$0.93	4.06

The weighted average fair value of warrants outstanding is $0.32.

9. Cash Advances

As of January 1, 2004 the Company had approximately $152,600 of advances payable and accrued interest to a non-related company outstanding. During the quarter ended March 31, 2004, the Company issued 300,000 shares of its common stock for the settlement of approximately $37,500 of advances payable and $37,500 of accrued expenses to the non-related company. These advances accrue interest at approximately 1% per month [12% per annum]. The Company accrued approximately $3,500 for interest during the quarter ended March 31, 2004 and the outstanding payable and accrued interest amounted to approximately $118,600 at that date.

10. Related Parties

Due to Related Parties

During the quarter ended March 31, 2004, a related party whose officer is an officer of the Company advanced the Company approximately $72,500, for working capital purposes. These advances accrue 1% interest per month. The Company incurred approximately $7,400 during the quarter ended March 31, 2004, in interest. At March 31, 2004, approximately $268,300 in advances and accrued interest was due to this related company. This balance is included in due to related parties on the balance sheet.

Within the statement of operations, the following related party costs were expensed during the quarter ended March 31, 2004:
  The Company incurred $33,000 in consulting and management fees (2003: $33,000) to a director of the Company. At March 31, 2004, approximately $116,600 in consulting fees and approximately $69,500 in expenses were outstanding to this director;
  The Company incurred $24,000 in consulting and management fees (2003: $24,000) to a company whose officer is an officer of the operating subsidiary of the Company. At March 31, 2004, $13,000 in consulting fees was outstanding to this officer;
  The Company incurred approximately $0 in consulting and management fees (2003: $11,100) to a director of the Company. At March 31, 2004, approximately $6,400 in consulting fees and approximately $3,100 in expenses were outstanding to this director;
  The Company incurred approximately $21,900 in consulting fees (2003: $14,600) to a company whose officer is an officer of the Company. At March 31, 2004, approximately $45,100 in consulting fees and approximately $3,400 in expenses were outstanding to this officer;
  The Company incurred approximately $0 in consulting fees (2003: $0) to a company whose director is a director of the Company. At March 31, 2004, approximately $25,600 in consulting fees was outstanding to this director;
  The Company incurred approximately $ 20,200 in interest (2003: $2,000) to a company whose director is a director of the Company.

Loan

During the quarter ended March 31, 2004, the Company borrowed approximately $139,500 from an officer of the Company for working capital purposes. The loan accrues 0.8% interest per month, compounded, has a term of twelve months, and the debt is repayable quarterly in arrears. As at March 31, 2004, approximately $900 in interest was accrued on this loan.

Convertible Loans

At March 31, 2004, the loans for $255,000 and $100,000, due to a related party whose officer is an officer of the Company, were in default. The lender carries the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of TNSX, at a conversion price of $0.25 per unit. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at $0.50, for a period of twelve months. The holder of the notes has not exercised this conversion feature. The interest rate of the loan is 12% per annum compounded monthly. As at March 31, 2004, approximately $44,100 in interest was accrued on these two loans.

The Company did not incur beneficial conversion charges because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

11. Subsequent events

  Effective April 1, 2004, the Company has entered into a payment program with the Brazilian authorities whereas the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of 60 months. At March 31, 2004, the Company's INSS tax liabilities were approximately $139,600 plus $13,800 in interest, penalties and fines. The payment program requires the Company to pay a monthly fixed amount of approximately $2,560 per month. Discussions are currently ongoing for the Company to enter into a similar payment plan for the remainder of the payroll tax liabilities. The Company made the first payment as per the plan in April 2004.
  On April 18, 2004, the Company issued 450,000 units for options exercised during the year ended December 31, 2003. Each unit is comprised of one common share and one half warrant. Each warrant entitles the holder to purchase an additional share of TNSX’s common stock at $1.00 until November 20, 2005. The proceeds, totaling $225,000, were utilized to reduce existing debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

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

As of the date of this Quarterly Report, the Company, through its wholly-owned subsidiary TDS Telecommunication Data Systems LTDA. (“TDS”) is an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the “Health Information Management Products”).

TDS Telecommunication Data Systems LTDA

TDS Telecommunication Data Systems LTDA (“TDS”) was incorporated under the laws of Brazil on May 2, 1998, and is a wholly-owned subsidiary of the Company. As of the date of this Quarterly Report, TDS assists the Company in providing information network solutions, products and services within Brazil.

Transax Australia Pty Ltd.

Transax Australia Pty Ltd. (“Transax Australia”) was incorporated under the laws of the state of New South Wales, Australia on January 19, 2003, and is a wholly-owned subsidiary of the Company. As of the date of this Quarterly Report, Transax Australia assists the Company in seeking marketing opportunities to provide information network solutions, products and services within Australia and regionally.

Medlink Technologies, Inc.

Medlink Technologies, Inc. (“Medlink”) was incorporated under the laws of Mauritius on January 17, 2003, and is a wholly-owned subsidiary of the Company. As of the date of this Quarterly Report, Medlink holds the intellectual property developed by the Company and is responsible for initiating research and development.

Current Business Operations

As of the date of this Quarterly Report, the Company, through TDS, is an international provider of health information management products, as described below, specifically designed for the healthcare providers and health insurance companies. The Company is dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record managements processes.

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

MedLink Solution

The Company has developed a proprietary software trademarked (Brazil only) “MedLink”, which was specifically designed and developed for the healthcare and health insurance industry enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that are currently performed manually (the “MedLink Solution”). A transaction fee is charged to the insurer for use of the MedLink Solution.

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

As of the date of this Quarterly Report the Company has installed approximately 1,900 solutions into healthcare provider locations throughout Brazil and plans to install up to a further 10,000 solutions during fiscal 2004.

Strategic Alliances

The Company has developed key strategic alliances with the following technology providers to support the MedLink Solution’s unique system architecture and design. Management of the Company believes that the establishment of these strategic alliances have given the Company a significant competitive advantage in Brazil.

BearingPoint Inc. On February 12, 2004, the Company and BearingPoint, Inc. (“BearingPoint”), entered into a teaming agreement (the “BearingPoint teaming Agreement”) for tendering to Petrobras. Pursuant to the terms and provisions of the BearingPoint teaming Agreement, (i) BearingPoint will be responsible for the supply of the SmartCards; (ii) BearingPoint will be responsible for the development and maintenance of the various applications for the SmartCards; (iii) BearingPoint will be responsible for the management and operation of the Card Management Systems (“CMS”); (iv) BearingPoint will be responsible for consulting services for the integration of the specifications of the project; (iv) BearingPoint will be providing Help Desk services for stage one; (vi) TDS will be responsible for the development, customization, installation, and maintenance of the MedLink Solutions capture methods and transaction services; (vii) TDS will be responsible for development, customization, and maintenance of the system authorizer; (viii) TDS will be providing Help Desk services for stages two and three; (ix) TDS will be responsible for the operation and maintenance of the capture methods and their components; (x) TDS will be responsible for consulting services for the integration and specification of the project.

GENS Information – PMS/ASP. On February 19, 2001, the Company and GENS Information (“GENS”), entered into an operating agreement (the “GENS Operating Agreement”). Pursuant to the terms and provisions of the GENS Operating Agreement: (i) GENS will provide to the Company a basic product called “Personal Med”, which is a Windows client-server application, running with Delphi front-end and Paradox and Oracle DB (which has approximately thirty variations designed around specific exam data to be acquired and stored in each medical specialization); and (ii) the Company will incorporate the MedLink Solution transaction services within the Personal Med allowing for its users to use the MedLink Solution services from within their PMS.

As of the date of this Quarterly Report, GENS is implementing versions to its Personal Med based on SQL server, and is further developing a web enabled version, which will allow doctors to select patients they want to have access through the InternetWeb, and a tool to access the database of each patient for this centralized base. GENS is also implementing access to doctor’s agenda and some direct news to be directed to Internet enabled doctors.

Vidalink – Drug Management. On August 29, 2001, the Company and Vidalink entered into an operational agreement (the “Vidalink Operational Agreement”), to allow the Vidalink health portal access to the MedLink Solution connectivity services, creating the first authorization and claims processing Internet service in Brazil. The Vidalink health portal offers doctors the most extensive set of information on pathologies and medication practices, with complete drug interaction analysis and alert functionality. It offers also extensive continuous education programs, with selection of doctor’s areas of interest and automatic issuing news on selected subjects.

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

Mosaic Software, Inc. – Network Processor System. On November 25, 2002, the Company and Mosaic entered into supplier agreement (the “Mosaic Supplier Agreement”) to develop the Network Processor software package, known as the “Positllion ”, for use in the MedLink Solution. Management of the Company believes that Mosaic is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC’s) and Windows NT software. Management believes the Postillion software is the best cost effective solution for this kind of system, and has just been selected by Calypso, the new ATM being deployed in United States, as the chosen platform.

Hypercom Corporation. On December 1 2003, the Company and Hypercom Inc., a publicly traded multinational company ("Hypercom"), entered into a servicing agreement (the "Hypercom Service Agreement"). Pursuant to the terms and provisions of the Hypercom Service Agreement, Hypercom would provide leasing arrangements for POS (Point of Sale) terminals in Brazil. The Company subsequently entered into capital leases for 255 POS units.

On April 30th 2002, the Company and Netset, a wholly owned subsidiary of Hypercom based in Brazil, entered into a service agreement whereby Netset will (i) provide to the Company installation, servicing, training, customer service and technical support (Call Center) for its terminal network in Brazil; and (ii) allow the Company to use the entire Hypercom structure to serve its clients.

SchlumbergerSema. On February 21, 2003, the Company and SchlumbergerSema (“Schlumberger”) entered into an agreement (the “Schlumberger Agreement”), pursuant to which the Company and Schlumberger would co-operate on a number of business opportunities in the Asia-Pacific and Australasian region.

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

Material Agreements

During the quarter ended March 31, 2004, the Company processed approximately 486,000 “real-time” transactions for its 3 following customers, compared to approximately 1,075,000 during all of fiscal 2003.

Golden Cross - On August 9, 2002, the Company’s wholly-owned subsidiary, TDS, and Golden Cross, one of Brazil’s largest health insurance companies (“Golden Cross”) entered into an agreement (the “Golden Cross Agreement”). Pursuant to the terms and conditions of the Golden Cross Agreement, the Company has committed to supply to Golden Cross a total of 1,500 installations consisting of more than 500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. Additional installations (principally IVR) are planned following the first phase roll out, which management anticipates beginning in the second quarter of 2004. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. As of the date of this Quarterly Report, the Company has approximately 1,750 Medlink Solutions in Golden Cross Provider’s locations.

Camed - On October 17, 2002, the Company’s wholly-owned subsidiary, TDS, and Camed, a self-insured company based in northern Brazil (“Camed”), entered into an agreement (the “Camed Agreement”) pursuant to which the Company installed MedLink Solution POS terminals for pilot testing, which was completed during first quarter 2003. As of the date of this Quarterly Report, more then 5,000 installations are scheduled to complete the roll out consisting of 250 MedLink Solution POS terminals and 4,800 IVR Phone. The Camed Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare providers. As of the date of this Quarterly Report the Company has approximately 200 Medlink Solutions in Camed providers’ locations.

Bradesco Health - On October 17, 2002 TDS and Bradesco Insurance (“Bradesco”), Brazil’s largest health insurance company, entered into an agreement for the provision of a four month pilot program contract for the testing of its Medlink Solution. Subsequently, in February 2003, the pilot program was extended for a further six months at the request of Bradesco. On October 1, 2003 Bradesco and the Company entered into a contract pursuant to which the Company would undertake and install its Medlink Solution into the Bradesco healthcare provider’s network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live during March 2004. Management of the Company anticipates that current plans will require the Company to install up to 5,000 solutions into the Bradesco provider’s network during 2004 in order to achieve Bradesco’s initial target of 1,000,000 transactions per month.

Results of Operations

The accompanying unaudited consolidated financial statements of the Company present the accounts of the Company at March 31, 2004, and of Transax for the three months ended March 31, 2003.

For the Three-Month Period Ended March 31, 2004 Compared to the Three-Month Period Ended March 31, 2003.

The Company incurred net losses of approximately $432,200 for the three-month period ended March 31, 2004 ($0.03 per share), compared to a net loss of approximately $589,600 ($0.04 per share) for the three-month period ended March 31, 2003. Comparative results for the three-month period ended March 31, 2003 include only the results of Transax and TDS. The results for the current period include the operations of the Company. Analysis of the operating losses for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003 is as follows:

During the first quarter of 2004, the Company generated approximately $137,600 in revenues, compared to approximately $45,200 in the first quarter of 2003. The significant increase in revenues is due to the rollout of new software contracts in Brazil.

During the quarter ended March 31, 2004, payroll and related benefits decreased to approximately $82,000 (2003: $127,600) mostly due the capitalization of R&D expenditures. The cost of product support services has slightly increased from approximately $80,300 to $84,900 for the three-month period ended March 31, 2004 due to the rollout of the Company’s newest contract.

During the three-month period ended March 31, 2004, the Company incurred approximately $97,600 in professional fees, compared to approximately $45,400 during the three months period ended March 31, 2003. This increase in professional fees is primarily due to an increase in expenses relating to the merger of Transax with the Company. During the three-month period ended March 31, 2004, professional fees consisted mainly of approximately: (i) $10,200 in audit and accounting fees (2003: $6,900 ); (ii) $5,000 in legal fees (2003 : $ 23,700); (iii) $76,200 in financing fees (2003 : $0 ); (iv) $6,200 in regulatory and filing fees (2003 : $0) and (v) $0 in monitor fees (2003 : $14,800).

During the quarter ended March 31, 2004, the Company incurred approximately $78,900 (2003: $71,800) in related party management fees. During the three-month period ended March 31, 2004, the Company incurred general and administrative expenses of approximately $101,800 compared to general and administrative expenses of approximately $85,000 during the three-month period ended March 31, 2003. The higher costs are primarily due to an increase in support services required to maintain operations.

During the three-month period ended March 31, 2004, the Company incurred approximately $16,800 (2003 : $0) in investor relations costs. These costs consist mainly of the production of promotional materials directed to shareholders.

During the three-month period ended March 31, 2004, the Company incurred approximately $17,300 in foreign exchange losses, compared to a gain of $58,200 during the three-month period ended March 31, 2003. The gain in fiscal 2003 was due to favorable foreign exchange adjustments related to outstanding debts payable in $US currency.

During the quarter ended March 31, 2004, the Company incurred approximately $25,100 in interest expenses related to cash advances and capital leases in Brazil, compared to approximately $6,300 for the quarter ended March 31, 2003. The increase in expenses is primarily due to the increase in cash advances payable.

During the three-month period ended March 31, 2004, interest expenses due to a related party were approximately $20,200, compared to approximately $2,000 in 2003. The increase in interest results from the company receiving cash advances, and entering into loan agreements with related parties.

Mr. Walters, the President, Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the three-month period ended March 31, 2004, $33,000 was incurred by the Company to Mr. Walters for management and consulting services rendered. Furthermore, Mr. Walters has advanced funds to the Company and incurred expenses on behalf of the Company. At March 31, 2004, Mr. Walters was owed approximately $186,100 for consulting / management fees and incurred expenses. See "Plan of Operation - Material Agreements"

Ms Pilon, the Chief Financial Officer of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the three-month period ended March 31, 2004, $21,900 was incurred by the Company to Ms. Pilon for management and consulting services rendered. Furthermore, Ms. Pilon has incurred expenses on behalf of the Company. At March 31, 2004, Ms. Pilon was owed approximately $48,500 for management / consulting fees and incurred expenses. See "Plan of Operation - Material Agreements".

Liquidity and Capital Resources

For the Three-Month Period Ended March 31, 2004

Since inception, the Company has incurred cumulative net losses of approximately $7,119,900 and has a stockholders’ deficit of approximately $1,886,100 as at March 31, 2004. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

As at March 31, 2004, the Company’s current liabilities were approximately $2,228,100 compared to $1,857,300 at December 31, 2003. The increase in current liabilities is due primarily to additional loans and cash advances received from a related party to fund operations.

For the three-month period ended March 31, 2004, net cash flows used in operating activities were approximately $140,200 compared to $198,700 for the three-month period ended March 31, 2003.

Net cash flows from financing activities during the three-month period ended March 31, 2004 were approximately $200,000 resulting primarily from a loan and cash advances from a related party, compared to approximately $247,100 during the three-month period ended March 31, 2003. The borrowings were used to fund operating activities.

Net cash flows used in investing activities amounted to approximately $83,300 during the three-month period ended March 31, 2004, compared to $57,100 for the three-month period ended March 31, 2003. During the three-month period ended March 31, 2004, the Company capitalized software research and development costs, while in 2003, some of these costs were expenses as part of the costs of product support services.

In summary, based upon the cash flow activities as previously discussed, during the three-month period ended March 31, 2004, the Company’s overall cash position decreased by approximately $6,000.

Plan of Operation

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

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $2,000,000 to $5,000,000 of financing designed to fund various commitments and business operations. As of the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for the next twelve months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company’s future success and viability are primarily dependent upon the Company’s current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company’s failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

Material Agreements

In connection with the management of the Company and/or its subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

Walters Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2004 is the aggregate amount of $132,000 to be paid to Mr. Walters pursuant to the Walters Consulting Agreement. Pursuant to the terms and provisions of the Walters Consulting Agreement: (i) Mr. Walters agreed to provide technical, research and technology development services to the Company; and (ii) Mr. Walters shall be paid a monthly fee of $11,000 US Dollars for a potential annual salary of $132,000, and reimbursement of expenses.

Pilon Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2004 is the aggregate amount of $87,600 to be paid to Ms. Pilon pursuant to the Pilon Consulting Agreement. Pursuant to the terms and provisions of the Pilon Consulting Agreement: (i) Ms. Pilon agreed to provide financial, administrative and managerial services to the Company; and (ii) Ms. Pilon shall be paid a monthly fee of $7,300 US Dollars for a potential annual salary of $87,600, and reimbursement of expenses.

De Castro Consulting Agreement

A significant and estimated material agreement for the Company for fiscal year 2004 is the aggregate amount of $96,000 to be paid to Mr. De Castro pursuant to the De Castro Consulting Agreement. Pursuant to the terms and provisions of the De Castro Consulting Agreement: (i) Mr. De Castro agreed to provide technical, research and developmental services to the Company’s subsidiary; and (ii) Mr. De Castro shall be paid a monthly fee of $8,000 US Dollars for an aggregate annual salary of $96,000, and reimbursement of expenses.

Material Operating Liabilities

Convertible Loans

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $399,700 in principal and interest due and owing to a related party. On December 31, 2002, Transax Limited borrowed $66,195 from such related party. On March 31, 2003, Transax Limited borrowed $255,000 from this related party, and a further $100,000 on April 30, 2003. Each principal amount loan is evidenced by a convertible promissory note and is repayable on or before a six-month term. The interest rate is 12% per annum compounded monthly. The related party as the lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into units in the capital of the Company at a conversion price of $0.25 per unit (the “Unit”). Each Unit is comprised of one share of restricted Common Stock of the Company and one warrant, and each warrant entitles the holder thereof to purchase one share of restricted Common Stock of the Company at $0.50 per share for a period of twelve months.

On December 31, 2003, the loan and accrued interest of $93,000 were converted for 373,570 common shares and warrants. At March 31, 2004, the loans for $255,000 and $100,000 were in default, and the holder of the notes has not exercised the conversion feature. At March 31, 2004, $44,700 in interest was accrued on these two loans.

Loan

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $141,000 in principal and interest due and owing to a related party. On March 5, 2004, the Company borrowed €115,000 (USD $ 139,500) from such related party. The loan is evidenced by a promissory note and is repayable on or before a twelve-month term. The interest rate is 0.8% per month, compounded. At March 31, 2004, approximately $900 in interest was accrued on this loan.

Cash Advances from a Related Party

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $268,300 in cash advances due and owing to a related party, and is included in due to related parties in the balance sheet. During the three-month period ended March 31, 2004, such related party advanced approximately $72,500 for working capital purposes. The advances due and owing at March 31, 2004 were non-interest bearing until August 31, 2003, and are accruing 1% interest per month since September 1, 2003.

Cash Advances Payable

During the year ended December 31, 2003, the Company received cash advances from a non-related company of $526,500 for working capital purposes. During fiscal year ended December 31, 2003, the lender converted $225,000 of advances into 450,000 units. Each unit is comprised of one share of Common Stock and one half warrant. Each one whole warrant entitles the holder to purchase an additional share of the Company’s Common Stock at $1.00, for a period of 24 months.

During the year ended December 31, 2003, the Company also issued 700,000 shares of restricted Common Stock for the settlement of $196,875 in cash advances. These remaining advances are accruing 1% interest per month, starting September 1, 2003. At March 31, 2004, approximately $118,700 in advances and accrued interest were due to this company.

Accrued Payroll and Related Expenses

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $498,500, including a provision of interest and fines of approximately $74,400, due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, the Company has entered into a payment program with the Brazilian authorities whereas the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of 60 months. At March 31, 2004, the Company's INSS tax liabilities were approximately $139,600 plus $13,800 in interest, penalties and fines. The payment program requires the Company to pay a monthly fixed amount of approximately $2,560. Discussions are currently ongoing for the Company to enter into a similar payment plan for the remainder of the payroll tax liabilities. The Company made the first payment as per the plan in April 2004.

Off Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. Controls and Procedures

(a) The Company, under the supervision of its President, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

(b) There were no significant changes in the Company’s internal control or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

ITEM 1. Legal proceedings

No report required.

ITEM 2. Changes in Securities and Use of Proceeds

Stock Options Exercised

As at March 31, 2004, an aggregate of 4,500,000 Stock Options have been granted under the Stock Option Plan, an aggregate of 2,056,730 Stock Options have been exercised for net proceeds of $762,740, and an aggregate 2,443,270 Stock Options remain outstanding.

During the three-month period ended March 31, 2004 and as of the date of this Quarterly Report, an aggregate of 300,000 Stock Options have been exercised at $0.25 per share for aggregate proceeds of $75,000, which amount was utilized to reduce the debt due and owing by the Company to non-related party.

ITEM 3. Defaults upon Senior Securities

No report required.

ITEM 4. Submission of Matters to Vote of Securities Holders

No report required.

ITEM 5. Other Information

No report required.

ITEM 6. Exhibits and Other Information on Form 8-K

11.1	Statement of computation of per share earnings [Unaudited]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated : May 18, 2004	Transax International Limited By: /s/ Stephen Walters ----------------------------------- Stephen Walters, President and Chief Executive Officer
Dated : May 18, 2004	By: /s/ Nathalie Pilon ----------------------------------- Nathalie Pilon Chief Financial Officer

EXHIBIT 11.1 TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES Statement of Computation of Per Share Earnings [Unaudited] Back to Table of Contents

	For the three months ended March 31,
	2004 (A)	2003 (A)
BASIC: Average shares outstanding	15,028,037	15,532,413
Net loss applicable to Common Shares	$(432,170)	$(589,580)
Per share amount	$(0.03)	$(0.04)
FULLY DILUTED: Average shares outstanding disregarding dilutive outstanding stock options and warrant conversion of debenture for each year	15,028,037	15,532,413
Convertible loans	1,598,808	1,292,804
Dilutive stock options and warrants, based on the treasury stock method using the average market price	28,374	-
Shares outstanding	16,655,219	16,825,217
Net loss	$(432,170)	$(589,580)
Interest on convertible loan	$44,702	2,006
Net loss for fully diluted calculation	$(387,468)	$(587,574)
Per share amount	$(0.02)	$(0.03)

Note A: The fully-diluted calculation is submitted in accordance with Regulation S-K, Item 601 (b)(11), although it is contrary to paragraph 13 of Statement of Financial Accounting Standards No. 128 because it produces an anti-dilutive result.

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Stephen Walters, certify that:
  I have reviewed this quarterly report on Form 10-QSB of Transax International Limited ;
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

Dated: May 18, 2004	By: /s/ Stephen Walters --------------------------------- Stephen Walters , President and CEO

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Nathalie Pilon, certify that:
  I have reviewed this quarterly report on Form 10-QSB of Transax International Ltd.;
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

Dated: May 18, 2004	By: /s/ Nathalie Pilon --------------------------------- Nathalie Pilon , Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Transax International Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephen Walters, President and Chief Executive Officer of the Company, and Nathalie Pilon, Chief Financial Officer of the Company, each certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 18, 2004	By: /s/ Stephen Walters --------------------------------- Stephen Walters , President and CEO
Dated: May 18, 2004	By: /s/ Nathalie Pilon --------------------------------- Nathalie Pilon , Chief Financial Officer