Form 10QSB
period 2004-06-30
TRANSAX INTERNATIONAL LTD
filed 2004-08-20
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from ________________________


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



                           7545 Irvine Center Drive
                                   Suite 200
                           Irvine, California 92618
                    --------------------------------------
                   (Address of Principal Executive Offices)

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

         Yes  X    No
         -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                         Outstanding as of August 17, 2004
------                        -----------------------------------

Common Stock, $.00001 par value                16,848,217

Transitional Small Business Disclosure Format (check one)

         Yes       No  X
         -----     -----





To table of contents

FORM 10-QSB
June 30, 2004
                                                 Transax international Limited



TABLE OF CONTENTS

    ITEM 1. FINANCIAL STATEMENTS...............................................

       Consolidated Balance Sheet  [Unaudited].................................

       Consolidated Statements of Operations [Unaudited].......................

       Consolidated Statement of Stockholders' Deficit [Unaudited].............

       Consolidated Statements of Cash Flows [Unaudited].......................

       Notes to the Unaudited Consolidated Financial Statements................

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........
        General................................................................
          TDS Telecommunication Data Systems LTDA..............................
          Transax Australia Pty Ltd............................................
          Medlink Technologies, Inc............................................
        Current Business Operations............................................
          MedLink Solution.....................................................
          Strategic Alliances..................................................
          Material Agreements..................................................
        Results of Operations..................................................
          For the Six-Month Period Ended June 30, 2004 Compared to the Six-
          Month Period Ended June 30, 2003.
          For the Three-Month Period Ended June 30, 2004 Compared to the Three-Month Period Ended June 30, 2003.
        Liquidity and Capital Resources........................................
          For the Six-Month Period Ended June 30, 2004.........................
        Plan of Operation......................................................
        Material Agreements....................................................
          Walters Consulting Agreement.........................................
          Pilon Consulting Agreement...........................................
          De Castro Consulting Agreement.......................................
        Material Operating Liabilities.........................................
          Convertible Loans....................................................
          Loan.................................................................
          Cash Advances from a Related Party...................................
          Cash Advances Payable................................................
          Accrued Payroll and Related Expenses.................................
        Off Balance Sheet Arrangements.........................................
    ITEM 3. Controls and Procedures............................................

  PART II. OTHER INFORMATION...................................................
    ITEM 1. Legal proceedings..................................................
    ITEM 2. Changes in Securities and Use of Proceeds..........................
    ITEM 3. Defaults upon Senior Securities....................................
    ITEM 4. Submission of Matters to Vote of Securities Holders................
    ITEM 5. Other Information..................................................
    ITEM 6. Exhibits and Other Information on Form 8-K.........................
          Reports on Form 8-K..................................................
          Signatures...........................................................

  EXHIBIT 11.1.................................................................

  EXHIBIT 31.1.................................................................

  EXHIBIT 31.2.................................................................

  EXHIBIT 32.1.................................................................

                                                                            ts
June 30, 2004
Unaudited Consolidated Financial Statements       Transax International Limited





PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




	TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
	CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
			JUNE 30, 2004






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








Page #1
                                                                             ts
June 30, 2004
Unaudited Consolidated Financial Statements       Transax International Limited





         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEET  [UNAUDITED]

		                                      June 30
							2004
						 ---------------

ASSETS

CURRENT
  Cash	                                         $	   6,381
  Accounts receivable - net				  80,114
  Prepaid expenses and other current assets		  39,530
						 ---------------
TOTAL CURRENT ASSETS 		                         126,025

Software Development Costs, net		                 193,569
						 ---------------
Property and Equiptment, net 		                  63,924
						 ---------------

TOTAL ASSETS 	                                 $	 383,518
						 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current portion of capital lease obligation	 $	  26,000
  Accounts payable and accrued expenses		         500,406
  Accrued payroll and related expenses 		         393,600
  Advances payable                    		         146,232
  Due to related parties              		         644,519
  Loan from related party              		         142,698
  Convertible loans from related party  		 411,950
						 ---------------
TOTAL CURRENT LIABILITIES 	         	       2,265,405

Accrued payroll and related expenses,
net of current portion 		                         146,254

Capital Lease Obligation,
net of current portion 		                           6,168
						 ---------------
TOTAL LIABILITIES		                       2,417,827
						 ---------------

COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

STOCKHOLDERS' DEFICIT

Common stock 0.00001 par value;
  100,000,000 shares authorized;
  15,948,217 shares issued and outstanding 		     159
Treasury stock						 (75,000)
Paid-in capital		                               5,198,868
Accumulated deficit 		                      (7,232,066)
Cumulative foreign currency
 translation adjustment					  73,730

						 ---------------
TOTAL STOCKHOLDERS' DEFICIT   		              (2,034,309)
						 ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	   $	 383,518
						 ===============


The accompanying notes are an integral part of these unaudited consolidated financial statements.


Page #2



                   TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

  			                        FOR THE THREE                 FOR THE SIX
			                            MONTHS          	        MONTHS
 			                        ENDED JUNE 30,		     ENDED JUNE 30,
			                  2004		      2003	2004	            2003
					  -----------   ----------	----------  ------------
REVENUES			          $   312,615   $   66,974	$  450,199  $    112,201
					  -----------   ----------	----------  ------------
Cost of product support services	      161,999	   134,062	   246,849       214,357
Payroll and related benefits		       83,271	    59,027 	   165,213       186,641
Research & development costs		       28,616	     1,838	    47,981         1,838
Professional fees			      (64,058)	    49,972	    33,581        95,418
Management & consulting fees-related party     78,900	   110,157	   157,800       181,895
Stock based compensation			    - 	         -	         -       222,390
Investor relations			        2,827	         - 	    19,637             -
Depreciation and amortization		       16,754	    24,075	    34,751        74,752
General & administrative		       83,015	    62,341	   184,766       147,371
					  -----------   ----------	----------  ------------
TOTAL OPERATING EXPENSES		      391,324	   441,472	   890,578     1,124,662
					  -----------   ----------	----------  ------------

OPERATING LOSS				      (78,709)	  (374,498)	  (440,379)   (1,012,461)
					  -----------   ----------	----------  ------------
OTHER EXPENSES:
Other expense 				      (11,372)	         -	   (19,203)       (1,550)
Foreign exchange losses			       18,191	   (49,542)	       881         8,696
Interest expense			      (17,514)	    (7,800)	   (42,651)      (14,100)
Interest expense-related party		      (22,810)	   (17,006)	   (43,032)      (19,011)
					  -----------   ----------	----------  ------------
TOTAL OTHER EXPENSES			      (33,505)	   (74,348)	  (104,005)      (25,965)
					  -----------   ----------	----------  ------------
NET LOSS		                  $  (112,214)	$ (448,846)	$ (544,384) $ (1,038,426)
					  ===========	==========	==========  ============
NET LOSS PER SHARE:
 BASIC AND DILUTED		          $	(0.01)  $    (0.04)	$    (0.04) $	   (0.08)
					  ===========	==========	==========  ============
WEIGHTED AVERAGE SHARES OUTSTANDING        15,720,910	12,472,917	15,374,472    12,472,917
					  ===========	==========	==========  ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Page #3


				TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
			CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT [UNAUDITED]
					FOR THE PERIOD ENDED JUNE 30, 2004


                                                      									                     Accumulated
                                           									                                Other           Total
						Common Stock	Par Value	    Share	 Paid-in      Treasury 	  Accumulated	    Comprehensive    Stockholders'
					           Shares	  Amount	Subscriptions	 Capital	Stock	    Deficit	    Income (Loss)      Deficit
						--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004			  14,029,647	$	141     $     421,293   $ 4,590,093   $		- $(6,687,682)	    $	   54,676    $ (1,621,479)

Issuance of stock for settlement of share
subscriptions,January 7, 2004			     300,000		  3	      (75,000)	     74,997                                              		-


Issuance of stock for settlement of share
subscriptions-Related Party,January 7, 2004	     373,570		  3	      (93,393)	     93,390 								-

Issuance of restricted stock for services,
January 26, 2004				     300,000		  3	                     74,997		                                           75,000

Issuance of stock for options exercised for
settlement of debt, February 12, 2004		     300,000		  3		             74,997		                                           75,000

Issuance of stock for settlement of share
subscriptions, April 18, 2004			     450,000		  4          (225,000)	    224,996			                                        -

Stock returned to treasury, May 5, 2004					                         		 (75,000)	                                  (75,000)

Issuance of stock for settlement of
finders' fees, June 2, 2004			      45,000		  1	      (27,900)	     27,899			                                        -

Issuance of stock for options exercised
for settlement of debt, June 11, 2004 		     150,000 		  1		    -	     37,499		                                           37,500

Comprehensive Income (Loss):
 Net loss for period    								                                       (544,384)
 Foreign currency translation adjustments 						                                                           19,054
 Total comprehensive income (loss)   							                                                                         (525,330)
						--------------------------------------------------------------------------------------------------------------------------
Balance, June 30 2004				  15,948,217	$	159	$           -	$ 5,198,868	$(75,000)  $(7,232,066)      $     73,730    $( 2,034,309)
						==========================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.


Page #4



		 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


 			                             For the six months ended June 30,
			                            	2004		    2003
						    ----------------------------------
Cash Flows from (used in)
Operating Activities
Net (loss) for the period		            $	 (544,384)       $  (1,038,426)

Adjustments to reconcile net loss to net cash
used in operating activities:
   - depreciation and amortization			   75,651		74,752
   - gain on sale of fixed assets			     (251)		     -
   - stock based compensation				        -	       222,390
Changes in assets and liabilities:
   - accounts receivable, net				  (80,114)		     -
   - prepaid expenses and other current assets		  (13,899)		 1,960
   - accounts payable				           98,250	       112,100
   - accrued interest payable,related party		   43,032		     -
   - accrued interest payable				    7,133		13,953
   - due to related party			          162,316		     -
   - accrued payroll and related expenses		  130,660	       171,139
   - other			                            7,081	        (4,708)
						    -------------	--------------
Cash Flows - Operating Activities			 (114,525)	      (446,840)
						    -------------	--------------
Cash flows from (used in)
Investing Activities:
Capitalized software development costs			 (131,212)	       (63,065)
Proceeds from disposal of property and equipment	    3,113	             -
Acquisition of property and equipment			   (3,432)	       (32,130)
						    -------------	--------------
Cash Flows - Investing  Activities			 (131,531)	       (95,195)

Cash flows from (used in) Financing Activities:

Advances from related party				   82,500	       250,000
Advances from non-related company			   24,000		     -
Repayments under capital lease obligations		  (27,131)	       (15,736)
Proceeds from loan - related party			  139,500		     -
Proceeds from convertible loans - related party		        -	       355,000
						    -------------	--------------
Cash Flows - Financing  Activities			  218,869	       589,264
						    -------------	--------------
Effect of Exchange Rate Changes on Cash			   23,096	       (63,446)
						    -------------	--------------
Net Increase (Decrease) in Cash 			   (4,091)	       (16,217)

Cash, Beginning of Period			           10,472		31,107
						    -------------	--------------
Cash, End of Period			            $       6,381	$       14,890
						    =============	==============


The accompanying notes are an integral part of these unaudited consolidated financial statements.


Page #5




		TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED] (CONTINUED)


                                                      	For the six months ended June 30,
                                                         2004                        2003
							---------------------------------

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for interest                                  $  31,564       	$  19,000
							=========		=========
Cash paid for interest - Related Party                  $	-               $	-
							=========		=========
Cash paid for income taxes                              $	-               $	-
							=========		=========
SUPPLEMENTAL NON-CASH DISCLOSURES
							=========		=========
204,000 shares issued for finders' fees [pre merger]    $	-               $  51,000
							=========		=========
5,000,000 shares issued for cash advances [pre merger]	        -                 250,000
							=========		=========
300,000 shares issued for options exercised for         $  75,000               $	-
settlement of debt, February 12, 2004			=========		=========
150,000 shares issued for options exercised for         $  37,500               $	-
settlement of debt, June 11, 2004			=========		=========

The accompanying notes are an integral part of these unaudited consolidated financial statements.


Page #6


NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

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

As of January 1, 2004, the Company is no longer a development stage company .as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, Accounting and Reporting for Development Stage Companies.

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


2. GOING CONCERN


Since inception, the Company has incurred cumulative net losses of approximately $7,232,100 and has a stockholders' deficit of approximately $2,034,300 at June 30, 2004. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.



Page #7


2. GOING CONCERN (CONTINUED)

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2004, these deficiencies amounted to approximately $425,200. This payroll liability is included as part of the accrued payroll and related expenses within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. REVENUE RECOGNITION

      Revenue from the sale of software products, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when:
      (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectibility is probable. As of June 30, 2004, the Company does not have any multiple elements arrangement with any of its customers.

         B. PROPERTY AND EQUIPMENT, NET

      Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives (approximately 2 - 10 years) of the assets. Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while major repairs are capitalized.

         C. FOREIGN CURRENCY TRANSLATION

      The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency (TDS - Brazilian Real, Transax Australia, - Australian dollar and Transax and the Company - USD) are included in the Statement of Operations as incurred.


Page #8


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive

      At June 30, 2004, there were 4,748,570 outstanding warrants and 2,293,270 outstanding options that were granted under the year 2003 incentive stock option plan (See Note 8). These securities may dilute the earnings per share calculation in the future.

         E. COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income, which currently includes only foreign currency translation adjustments, is shown net of tax in the Statement of Changes in Stockholders' Deficit.

         F. STOCK BASED COMPENSATION

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option-vesting period.

      The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.



Page #9



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

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net sales to 3 major customers during the quarter ended June 30, 2004, and to 2 major customers during the quarter ended June 30, 2003.
Currently, TDS has three clients: Camed - Caixa de Assist{e^}ncia dos Funcion{a'}rios do Banco Nordeste, Golden Cross and Bradesco Seguros, with Golden Cross being currently responsible for approximately 55% of revenues during the quarter ended June 30, 2004.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At June 30, 2004 the Company did not have cash balances on deposit that exceeded the federally insured limits.



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

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company has capitalized certain of its software development costs incurred. The Company began to amortize the capitalized costs in the third quarter of the year ended December 31, 2003, based on the current and future revenue for each product. Amortization of these costs for the three-month and six-month periods ended June 30, 2004 of approximately $21,500 (2003 : $0), and $40,900 (2003 : $0), respectively, are included in the statement of operations as part of research and development expenses.




Page #10


6.   PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:


	June 30, 2004

Computer equipment		 $203,558
Furniture and fixtures 		   11,350
Other	 			   40,579
				----------
Total at cost	 		  255,487
Less: accumulated
depreciation and amortization	  191,563
				----------
Net property and equipment	 $ 63,924


Depreciation and amortization charged to operations is approximately $16,800 (2003 : $24,000) and $ 34,800 (2003 : $ 74,800) for the three month and six month periods ended June 30, 2004, respectively.


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


Page #11



7.  FOREIGN OPERATIONS (CONTINUED)

                              Three months ended June 30,           Six months ended June 30,
                              2004		   2003             2004 	          2003
			      --------------------------	    --------------------------
Net sales to
Unaffiliated Customers:
     Brazil                   $	  312,615  $	 66,974		    $	  450,199  $   112,201
     USA                                -            - 			        -            -
     Singapore                          -            -	  		        -            -
     Australia                          -            - 			        -            -
     Mauritius                          -            - 			        -            -
			      -----------  -----------	 	    -------------  -----------
                                  312,615       66,974			  450,199      112,201
			      -----------  -----------	 	    -------------  -----------
Loss from operations:
    Brazil                       (367,057)    (314,797) 		 (662,392)    (657,772)
    USA                           (22,093)     (92,830)   		 (206,871)    (421,136)
    Singapore                      11,623       (3,759)			               (12,586)
    Australia                           -      (30,086)			      (85)     (33,168)
    Mauritius                      13,797            - 		   	  (21,230)           -
			      -----------  ----------- 		    -------------  -----------
                                 (391,324)    (441,472)			 (890,578)  (1,124,662)
			      -----------  -----------	 	    -------------  -----------
                                  (78,709)    (374,498)			 (440,379)  (1,012,461)
			      -----------  ----------- 		    -------------  -----------
Other income (expenses):
    Brazil                         (7,774)     (63,952)			  (54,722)     (13,564)
    USA                           (25,731)     (11,895)			  (49,709)     (13,900)
    Singapore                           -             - 		        -            -
    Australia                           -         1,499			      426        1,499
    Mauritius                           -             -  		        -            -
			      -----------  ------------ 	    -------------  -----------
                                  (33,505)      (74,348) 		 (104,005)     (25,965)

Net loss as reported in the
accompanying statements	      $  (112,214) $   (448,846)	    $	 (544,384) $(1,038,426)
			      -----------  ------------ 	    -------------  -----------


8. SHARE CAPITAL

COMMON STOCK


On January 7, 2004, the Company issued 300,000 shares of common stock for share subscriptions received in 2003 of $75,000.


On January 7, 2004, the Company issued 373,570 units for share subscriptions received in 2003 of approximately $93,400 owed to a related party whose officer is an officer of the Company. The units were issued to assignees of the debt holder. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of TNSX's common stock at $0.50, for a period of 12 months.



Page #12

8. SHARE CAPITAL (CONTINUED)


On January 26, 2004, the Company issued 300,000 shares of restricted common stock for services rendered, for net value of $75,000 included in the statement of operations for the three - month period ended March 31, 2004 as professional fees. On May 5, 2004, the Company returned to treasury 300,000 restricted shares that had been issued for services rendered on January 26, 2004. The shares were returned for non-performance, and the expense was reversed during the three month period ended June 30, 2004. (See Note 11)


On February 12, 2004, the Company issued 300,000 shares of common stock for options exercised, for net proceeds of $75,000. The proceeds were utilized for the settlement of advances payable.


On April 18, 2004, the Company issued 450,000 units for options exercised during the year ended December 31, 2003. Each unit is comprised of one common share and one half warrant. Each warrant entitles the holder to purchase an additional share of TNSX's common stock at $1.00 until November 20, 2005. The proceeds, totaling $225,000, were utilized to reduce existing debt.


On June 2, 2004, the Company issued 45,000 shares of common stock to settle share subscriptions for finders' fees, for net value of $27,900 included in the statement of operations for the year ended December 31, 2003 as stock based compensation.


On June 11, 2004, the Company issued 150,000 shares of common stock for options exercised, for net proceeds of $37,500. The proceeds were utilized for the settlement of accounts payable related to financing fees included in the statement of operations for the three and six -month periods ended June 30, 2004.


As at June 30, 2004, 15,948,217 shares were issued and outstanding.


STOCK OPTIONS

The Board of Directors of Transax approved the adoption of an incentive Stock Option Plan, effective January 1, 2003.


As at June 30, 2004, the Company granted 6,999,040 stock options and cancelled 2,499,040 stock options under the Plan. As at June 30, 2004, 2,206,730 stock options were exercised, including 150,000 during the quarter ended June 30, 2004. At June 30, 2004, 2,293,270 stock options were outstanding. There were no stock options granted during the six-months period ended June 30, 2004 and 2003. These securities may dilute the earnings per share calculation in the future.

The table below lists the exercise prices and expiry date of outstanding options.


Page #13


8. SHARE CAPITAL (CONTINUED)


											 Weighted
									    Weighted	  Average
									    Exercise	Remaining
         	                   Number of	 Exercise     Expiration     Average  Contractual
         	                     Options 	   Price         Date          Price	     Life
				  ---------------------------------------------------------------
Granted, August 14, 2003	   4,500,000    $    0.50   August 14, 2008 $	0.44         3.60

      exercised during 2003	  (1,206,730)
      cancelled during 2003	  (1,293,270)
				   ---------
	number exercisable,
	  December 31, 2003 	   2,000,000


      exercised during 2004		   -
      cancelled during 2004 	           -
				   ---------
 	number exercisable, 	   2,000,000
  	     March 31, 2004

Granted, October 1, 2003	   1,293,270    $     0.50 October 22, 2008        -            -

    exercised during 2003	     (87,500)
    cancelled during 2003	  (1,205,770)
				   ---------
      number exercisable,
        December 31, 2003	           -

Granted, December 1, 2003	   1,205,770    $     0.25 December 1, 2008  $	0.33         0.57

    exercised during 2003	    (462,500)
    cancelled during 2003	           -
				   ---------
      number exercisable,
        December 31, 2003	     743,270

    exercised during 2004	    (450,000)
    cancelled during 2004	 	   -
				   ---------
 number exercisable, June 30, 2004   293,270


Balance, June 30, 2004		   2,293,270                                 $  0.47         4.16  years
				   =========				     =======	     ===========

The weighted average fair value of options outstanding is $0.30.


WARRANTS

As at June 30, 2004,  4,748,570  warrants  were outstanding.    The Company has
not issued additional warrants during the quarter ended June 30, 2004. These securities may dilute the earnings per share calculation in the future.

The table below lists the exercise prices and expiry date of outstanding warrants.

											Weighted
									  Weighted	 Average
									   Average     Remaining
                   	     Number of    Exercise        Expiration      Exercise   Contractual
                  	      Warrants      Price           Date             Price	    Life
			     -------------------------------------------------------------------

Granted, August 14, 2003     4,100,000    $	1.00    August 14, 2008

Granted, August 26, 2003        50,000    $	1.50    August 26, 2004

Granted, November 21, 2003     225,000	  $	1.00  November 20, 2005

Granted, December 31, 2003     373,570    $	0.50  December 31, 2004
			     ---------
Balance, June 30, 2004       4,748,570					 $   0.93    3.81  years
			     =========					 ========    ===========

The weighted average fair value of warrants outstanding is $0.32.


Page #14


9. CASH ADVANCES

As of January 1, 2004 the Company had approximately $152,600 of advances payable and accrued interest to a non-related company outstanding. During the quarter ended March 31, 2004, the Company issued 300,000 shares of its common stock for the settlement of approximately $37,500 of advances payable and $37,500 of accrued expenses to this non-related company.

During the quarter ended June 30, 2004, the Company received $24,000 in cash advances from this non-related company. These advances accrue interest at approximately 1% per month (12% per annum). The Company accrued approximately $3,500 for interest during the quarter ended March 31, 2004, and approximately $3,600 during the quarter ended June 30-, 2004. As at June 30, 2004, advances and accrued interest amounted to approximately $146,200.


10. RELATED PARTY

DUE TO RELATED PARTIES

As of January 1, 2004 the Company had approximately $188,400 of advances payable and accrued interest due to a related party whose officer is an officer of the Company. During the quarter ended March 31, 2004, this related party advanced the Company $72,500, for working capital purposes. During the quarter ended June 30, 2004, this related party advanced an additional $10,000 to the Company. The Company incurred approximately $7,400 for interest during the quarter ended March 31, 2004, and approximately $ 7,800 during the quarter ended June 30, 2004. At June 30, 2004, approximately $286,100 in advances and accrued interest was due to this related company. This balance is included in due to related parties on the balance sheet.

Within the statement of operations, the following related party costs were expensed during the six-month ended June 30, 2004:

   -	   The  Company  incurred  $66,000  in  consulting  and management fees
      (2003: $66,000) to a director of the Company. At June 30, 2004, approximately $149,600 in consulting fees and approximately $79,800 in expenses were outstanding to this director;
   -	   The Company  incurred  $48,000  in  consulting  and  management fees
      (2003: $48,000) to a company whose officer is an officer of the operating subsidiary of the Company. At June 30, 2004, $27,000 in consulting fees was outstanding to this officer;
   -	   The Company  incurred  approximately $0 in consulting and management fees (2003: $20,400) to a director of the Company. At June 30, 2004, approximately $6,400 in consulting fees and approximately $3,100 in expenses were outstanding to this director;
   -	   The Company incurred approximately $43,800 in consulting fees (2003:
      $29,000) to a company whose officer is an officer of the Company. At June 30, 2004, approximately $64,700 in consulting fees and approximately $2,100 in expenses were outstanding to this officer;
   -	   The  Company  incurred  approximately  $0 in consulting fees  (2003:
      $18,400) to a company whose director is a director of the Company. At June 30, 2004, approximately $25,600 in consulting fees was outstanding to this director;
   -	   The Company  incurred  approximately  $  43,000  in  interest (2003:
      $19,000) to a company whose director is a director of the Company.


Page #15


10.  RELATED PARTIES  (CONTINUED)

LOAN


On March 5,2004,the Company borrowed Euro 115,000 (approximately $139,500) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest per month, compounded, has a term of twelve months, and the debt is repayable quarterly in arrears. As at June 30, 2004, approximately $2,800 in interest was accrued on this loan.


CONVERTIBLE LOANS


At June 30, 2004, the loans for $255,000 and $100,000, due to a related party whose officer is an officer of the Company, were in default. The lender carries the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of TNSX, at a conversion price of $0.25 per unit. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.50, for a period of twelve months. The holder of the notes has not exercised this conversion feature. The interest rate of the loan is 12% per annum compounded monthly. As at June 30, 2004, approximately $56,900 in interest was accrued on these two loans.


The Company did not incur beneficial conversion charges because the conversion price was equivalent to the average offering price for equity when these loans became convertible.



11. SUBSEQUENT EVENTS


   -	   On  July  9,  2004,  the  Company  entered  into  an agreement  with
      Dartmouth Capital Inc. ("Dartmouth") whereas Dartmouth will act as a finder with respect to sale of the Company's equity to outside investors. The term of the agreement is for a period of three years. In consideration for the services Dartmouth will provide to the Company, the Company will pay Dartmouth a cash fee equivalent to 10% of the funds received and will issue convertible warrants equal to 10% of the securities received by the investors. These warrants will carry a strike price equal to $0.125 per share of common stock for a period of three years.


  	   On July 26, 2004, the Company cancelled 75,000 stock options previously granted on August 14, 2003;


   -	   On  July  26,  2004,  the  Company  cancelled  250,000 stock options previously granted on August 14, 2003;


   -	   On  July  26,  2004,  the  Company cancelled 275,000  stock  options previously granted on December 1, 2003;


   -	   On  July  26, 2004, the Company  granted  600,000  options  to  non-
      employees under its Stock Option Plan, at an exercise price of $0.06, expiring July 26, 2009. For financial statement disclosure purposes, the fair market value of each stock option and stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.15%, volatility of 60.89% and expected term of 5 years. In the quarter ended September 30, 2004, under SFAS No 123, the Company will incur a stock based compensation cost of $26,700 for the issuance of these options;

Page #16


   -	   On  July  28,  2004,  the Company issued 600,000 shares for  options exercised, for net cash proceeds of $36,000;


   -	   On August 12, 2004, the  Company  issued  600,000  restricted common shares at par value, for services rendered, for net proceeds of $6. In the quarter ended September 30, 2004, the Company will incur a stock based compensation cost of $36,000 for the issuance of these shares;


   -	   On August 17, 2004, the Company cancelled  300,000 restricted shares that had been returned to treasury on May 5, 2004.  (See Note 8)

Page #17


FORM 10-QSB
June 30, 2004
                                                  Transax international Limited




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Transax   International  Limited,  a  Colorado  corporation  (the   "Company"),
currently trades on the OTC Bulletin Board under the symbol "TNSX"".

The Company was incorporated under the laws of the State of Colorado in 1999 under the name "Vega-Atlantic Corporation". Previously, the Company was engaged in the business of minerals and oil and gas exploration, acquisition and development within the United States and worldwide. During August 2003, the Company completed the acquisition of Transax Limited, a Colorado private corporation ("Transax Limited"), pursuant to a reverse merger and changed its name to "Transax International Limited" by filing an amendment to its articles of incorporation.

As of the date of this Quarterly Report, the Company, through its wholly-owned subsidiary TDS Telecommunication Data Systems LTDA. ("TDS") is an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

TDS TELECOMMUNICATION DATA SYSTEMS LTDA

TDS Telecommunication Data Systems LTDA ("TDS") was incorporated under the laws of Brazil on May 2, 1998, and is a wholly-owned subsidiary of the Company. As of the date of this Quarterly Report, TDS assists the Company in providing information network solutions, products and services within Brazil.

TRANSAX AUSTRALIA PTY LTD.

Transax Australia Pty Ltd. ("Transax Australia") was incorporated under the laws of the state of New South Wales, Australia on January 19, 2003, and is a wholly-owned subsidiary of the Company. As of the date of this Quarterly
Report, Transax Australia assists the Company in seeking marketing opportunities to provide information network solutions, products and services within Australia and regionally.

MEDLINK TECHNOLOGIES, INC.

Medlink Technologies, Inc. ("Medlink") was incorporated under the laws of Mauritius on January 17, 2003, and is a wholly-owned subsidiary of the Company. As of the date of this Quarterly Report, Medlink holds the intellectual property developed by the Company and is responsible for initiating research and development.

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


Page #18


The strategic focus of the Company is to become a premier international provider of health information management network solutions for the healthcare providers and health insurance companies, enabling the real time automation of routine patient transactions. Management of the Company believes that the Company's unique combination of complimentary solutions is designed to significantly improve the business of healthcare. The Company's health information management products and software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care.

MEDLINK SOLUTION

The Company has developed a proprietary software trademarked (Brazil only) "MedLink", which was specifically designed and developed for the healthcare and health insurance industry enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that are currently performed manually (the "MedLink Solution"). A transaction fee is charged to the insurer for use of the MedLink Solution.

The MedLink Solution hosts its own network processing system (the "Total Connectivity Solution"), whereby the Company is able to provide an insurer with the ability to cost effectively process all of the transactions generated regardless of location or method of generation. Management of the Company believes that the MedLink Solution solves technological and communication problems within the healthcare systems by creating a virtual "paperless office" for the insurer and total connectivity, regardless of method, for the health provider. The MedLink Solution replaces manual medical claims systems and provides insurance companies and healthcare providers significant savings through a substantial reduction in operational costs. The MedLink Solution allows users to collect, authorize and process transaction information in real-time for applications including, but not limited to, patient and provider eligibility verification, procedure authorization and claims and debit processing. Participants of the MedLink Solution include private health insurance companies, group medical companies, and healthcare providers.

As of the date of this Quarterly Report the Company has installed approximately 1,900 solutions into healthcare provider locations throughout Brazil and plans to install up to a further 10,000 solutions during fiscal 2004.

STRATEGIC ALLIANCES

The Company has developed key strategic alliances with the following technology providers to support the MedLink Solution's unique system architecture and design. Management of the Company believes that the establishment of these strategic alliances have given the Company a significant competitive advantage in Brazil.

BEARINGPOINT INC. On February 12, 2004, the Company and BearingPoint, Inc. ("BearingPoint"), entered into a teaming agreement (the "BearingPoint Teaming Agreement") for tendering to Petrobras. Pursuant to the terms and provisions of the BearingPoint Teaming Agreement, (i) BearingPoint will be responsible for the supply of the SmartCards; (ii) BearingPoint will be responsible for the development and maintenance of the various applications for the SmartCards;
(iii) BearingPoint will be responsible for the management and operation of the Card Management Systems ("CMS"); (iv) BearingPoint will be responsible for consulting services for the integration of the specifications of the project;
(iv) BearingPoint will be providing Help Desk services for stage one; (vi) TDS will be responsible for the development, customization, installation, and maintenance of the MedLink Solutions capture methods and transaction services;
(vii) TDS will be responsible for development, customization, and maintenance of the system authorizer; (viii) TDS will be providing Help Desk services for stages two and three; (ix) TDS will be responsible for the operation and maintenance of the capture methods and their components; (x) TDS will be responsible for consulting services for the integration and specification of the project.


Page #19


GENS INFORMATION - PMS/ASP. On February 19, 2001, the Company and GENS Information ("GENS"), entered into an operating agreement (the "GENS Operating Agreement"). Pursuant to the terms and provisions of the GENS Operating
Agreement: (i) GENS will provide to the Company a basic product called "Personal Med", which is a Windows client-server application, running with Delphi front-end and Paradox and Oracle DB (which has approximately thirty variations designed around specific exam data to be acquired and stored in each medical specialization); and (ii) the Company will incorporate the MedLink Solution transaction services within the Personal Med allowing for its users to use the MedLink Solution services from within their PMS.

As of the date of this Quarterly Report, GENS is implementing versions to its Personal Med based on SQL server, and is further developing a web enabled version, which will allow doctors to select patients they want to have access through the InternetWeb, and a tool to access the database of each patient for this centralized base. GENS is also implementing access to doctor's agenda and some direct news to be directed to Internet enabled doctors.

VIDALINK - DRUG MANAGEMENT. On August 29, 2001, the Company and Vidalink entered into an operational agreement (the "Vidalink Operational Agreement"), to allow the Vidalink health portal access to the MedLink Solution connectivity services, creating the first authorization and claims processing Internet service in Brazil. The Vidalink health portal offers doctors the most extensive set of information on pathologies and medication practices, with complete drug interaction analysis and alert functionality. It offers also extensive continuous education programs, with selection of doctor's areas of interest and automatic issuing news on selected subjects.

Pursuant to the terms and provisions of the Vidalink Operational Agreement, the MedLink Solution connectivity capabilities will be added to the Vidalink health portal, which will give the MedLink Solution access to Vidalink's drug management services and Internet content, thus creating a synergic relationship between the two portals and allow doctors access to each portal reaching a much broader range of services.

MOSAIC SOFTWARE, INC. - NETWORK PROCESSOR SYSTEM. On November 25, 2002, the Company and Mosaic entered into supplier agreement (the "Mosaic Supplier Agreement") to develop the Network Processor software package, known as the "Positllion ", for use in the MedLink Solution. Management of the Company believes that Mosaic is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC's) and Windows NT software. Management believes the Postillion software is the best cost effective solution for this kind of system, and has just been selected by Calypso, the new ATM being deployed in United States, as the chosen platform.

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


Page 20


SCHLUMBERGERSEMA. On February 21, 2003, the Company and SchlumbergerSema ("Schlumberger") entered into an agreement (the "Schlumberger Agreement"), pursuant to which the Company and Schlumberger would co-operate on a number of business opportunities in the Asia-Pacific and Australasian region.

The Company's strategic alliance with Schlumberger covers the following components: (i) capture devices, which consist of a combination of capture application hardware and software capable of identifying and handling pre-defined services entries, to be rerouted by means of electronic transactions to an authorizer system; (ii) rerouting, which is the development of a hardware and software structure for performing services of collecting electronic transactions at one service point (a service provider), where there is a capture device, with the rerouting of the transaction to a service authorization system, and the following return of the authorization's result to the capture device; and (iii) authorization system, which is comprised of a hardware structure and application software, for creating parameters for the business regulations, tables and insured registries, providers and histories, and is responsible for handling the transactions received from the collection network, in reference to services, their analyses, release or negative, and for sending the corresponding response to the registered provider, in the form of a message.

MATERIAL AGREEMENTS

During  the  six-month  period  ended  June  30,  2004,  the  Company processed
approximately   1,079,225   "real-time"  transactions  for  its  3   customers,
compared to approximately 1,075,000 during all of fiscal 2003.

GOLDEN CROSS - On August 9, 2002, the Company's wholly-owned subsidiary, TDS, and Golden Cross, one of Brazil's largest health insurance companies ("Golden Cross") entered into an agreement (the "Golden Cross Agreement"). Pursuant to the terms and conditions of the Golden Cross Agreement, the Company has committed to supply to Golden Cross a total of 1,500 installations consisting of more than 500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. Additional installations, principally IVR, commenced in July 2004. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. As of the date of this Quarterly Report, the Company has approximately 2,440 Medlink Solutions in Golden Cross Provider's locations.

CAMED - On October 17, 2002, the Company's wholly-owned subsidiary, TDS, and Camed, a self-insured company based in northern Brazil ("Camed"), entered into an agreement (the "Camed Agreement") pursuant to which the Company installed MedLink Solution POS terminals for pilot testing, which was completed during first quarter 2003. As of the date of this Quarterly Report, approximately 4,750 installations are scheduled to complete the roll out consisting of 250 MedLink Solution POS terminals and 4,500 IVR Phone. The Camed Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare providers. As of the date of this Quarterly Report the Company has approximately 320 Medlink Solutions in Camed providers' locations.

BRADESCO HEALTH - On October 17, 2002 TDS and Bradesco Insurance ("Bradesco"), Brazil's largest health insurance company, entered into an agreement for the provision of a four month pilot program contract for the testing of its Medlink Solution. Subsequently, in February 2003, the pilot program was extended for a further six months at the request of Bradesco. On October 1, 2003 Bradesco and the Company entered into a contract pursuant to which the Company would undertake and install its Medlink Solution into the Bradesco healthcare provider's network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live in March 2004. Management of the Company anticipates that current plans will require the Company to install up to 750 solutions into the Bradesco provider's network during 2004 in order to achieve Bradesco's initial target of 400,000 transactions per month.


Page #21


RESULTS OF OPERATIONS

The accompanying unaudited consolidated financial statements of the Company present the accounts of the Company at June 30, 2004 and of Transax for the six months ended June 30, 2003.

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2003.

The Company incurred net losses of approximately $544,400 for the six-month period ended June 30, 2004 ($0.04 per share) compared to a net loss of approximately $1,038,400 ($0.08 per share) for the six-month period ended June 30, 2003. Comparative results for the six-month period ended June 30, 2003 include only the results of Transax and TDS. The results for the current period include the operations of the Company. Analysis of the operating losses for the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003 is as follows.

During the six-month period ended June 30, 2004, the Company generated approximately $450,200 in gross revenues compared to approximately $112,200 in gross revenues during the six-month period ended June 30, 2003. The significant increase in revenues is due to the rollout of new software contracts in Brazil.

During the six-month period ended June 30, 2004, the Company incurred approximately $890,600 in operating expenses compared to approximately $1,124,700 in operating expenses during the six-month period ended June 30, 2003. The decrease in operating expenses during the six-month period ended June 30, 2004 is primarily due to the non-incurrence of stock-based compensation during such period and as more particularly described below.

During the six-month period ended June 30, 2004, payroll and related benefits decreased to approximately $165,200 (2003: $186,600) mostly due the capitalization of research and development expenditures. The cost of product support services has slightly increased from approximately $214,400 to $246,900 for the six-month period ended June 30, 2004 due to the rollout of the Company's newest contract.

During the six-month period ended June 30, 2004, the Company incurred approximately $33,600 in professional fees compared to approximately $95,400 during the six month period ended June 30, 2003. This decrease in professional fees is primarily due to a reduction in accounting and legal expenses relating to the merger of Transax with the Company. During the six-month period ended June 30, 2004, professional fees consisted mainly of approximately: (i) $17,200 in audit and accounting fees (2003: $ 46,300); (ii) ($30,100) in legal fees (2003: $32,600); (iii) $38,700 in financing fees (2003: $0); (iv) $7,800 in regulatory and filing fees (2003: $0); (v) $0 in monitor fees (2003: $14,800); and (vi) $0 in management fees (2003: $1,700).

During the six-month period ended June 30, 2004, the Company incurred approximately $157,800 (2003: $181,900) in related party management and consulting fees. During the six-month period ended June 30, 2004, the Company incurred general and administrative expenses of approximately $184,800 compared to general and administrative expenses of approximately $147,400 during the six-month period ended June 30, 2003. The higher costs are primarily due to an increase in support services required to maintain operations.

During  the  six-month  period  ended  June  30,  2004,  the  Company  incurred approximately $19,600 (2003: $0) in investor relations costs. These costs consist mainly of the production of promotional materials directed to shareholders.


Page #22


During the six-month period ended June 30, 2004, the Company incurred other expenses as follows: (i) $900 (2003: $8,700) in foreign exchange gains; (ii) $42,700 (2003: $14,100) in interest expense; (iii) $43,000 (2003: $19,000) in interest expense- related party; and (iv) $19,200 (2003: $1,600) in other expenses. The increase in interest expense during the six-month period ended June 30, 2004 was related to an increase in cash advances payable and capital leases in Brazil. The increase in interest expense due to a related party results from the Company receiving cash advances and entering into loan agreements with related parties.

Mr. Walters, the President, Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the six-month period ended June 30, 2004, $66,000 was incurred by the Company to Mr. Walters for management and consulting services rendered. Furthermore, Mr. Walters has advanced funds to the Company and incurred expenses on behalf of the Company. During the six-month period ended June 30, 2004, Mr. Walters was paid $-0- by the Company. At June 30, 2004, Mr. Walters was owed approximately $229,400 for consulting / management fees and incurred expenses. See " - Plan of Operation - Material Agreements".

Ms. Pilon, the Chief Financial Officer of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During six-month period ended June 30, 2004, $43,800 was incurred by the Company to Ms. Pilon for management and consulting services rendered. Furthermore, Ms. Pilon has incurred expenses on behalf of the Company. During the six-month period ended June 30, 2004, Ms. Pilon was paid $-0- by the Company. At June 30, 2004, Ms. Pilon was owed approximately $66,800 for management / consulting fees and incurred expenses. See " - Plan of Operation - Material Agreements".

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2003.

The Company incurred net losses of approximately $112,200 for the three-month period ended June 30, 2004 ($0.01 per share) compared to a net loss of approximately $448,800 ($0.04 per share) for the three-month period ended June 30, 2003. Comparative results for the three-month period ended June 30, 2003 include only the results of Transax and TDS. The results for the current three-month period include the operations of the Company.

During the three-month period ended June 30, 2004, the Company generated approximately $312,600 in gross revenues compared to approximately $67,000 in gross revenues during the three-month period ended June 30, 2003.

During the three-month period ended June 30, 2004, the Company incurred approximately $391,300 in operating expenses compared to approximately $441,500 in operating expenses during the three-month period ended June 30, 2003. The operating expenses incurred during the three-month period ended June 30, 2004 consisted primarily of: (i) $162,000 (2003: $134,100) in cost of product support services; (ii) $83,300 (2003: $59,000) in payroll and related benefits;
(iii) $28,600 (2003: $1,800) in research and development costs; (iv) ($64,100) (2003: $50,000) in professional fees; (v) $78,900 (2003: $110,200) in management and consulting fees- related party; (vi) $2,800 (2003: $-0-) in investor relations; (vii) $16,800 (2003: $24,100) in depreciation and amortization; and (viii) $83,000 (2003: $62,300) in general and administrative.

During the three-month period ended June 30, 2004, the Company incurred other expenses as follows: (i) ($18,200) (2003: $49,500) in foreign exchange losses;
(ii) $17,500  (2003: $7,800) in interest expense; (iii) $22,800 (2003: $17,000)
in interest expense- related party; and (iv) $11,400 (2003: $-0-) in other expenses.


Page #23


LIQUIDITY AND CAPITAL RESOURCES

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004

Since inception, the Company has incurred cumulative net losses of approximately $7,232,100 and has a stockholders' deficit of approximately $2,034,300 as at June 30, 2004. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

As at June 30, 2004, the Company's current liabilities were approximately $2,265,400 compared to approximately $1,857,300 at December 31, 2003. The increase in current liabilities is due primarily to additional loans and cash advances received from a related party to fund operations.

For six-month period ended June 30, 2004, net cash flows used in operating activities were approximately $114,000 compared to $446,900 for the six-month period ended June 30, 2003. The change in cash flows used in operating activities is mainly due to the decrease in operating loss for the six-month period ended June 30, 2004.

Net cash flows from financing activities during six-month period ended June 30, 2004, were approximately $218,900 resulting primarily from a loan and cash advances from a related party, compared to approximately $589,300 during the six-month period ended June 30, 2003. The borrowings were used to fund operating activities.

Net cash flows used in investing activities amounted to approximately $131,800 during six-month period ended June 30, 2004, compared to $95,200 for six-month period ended June 30, 2003. During six-month period ended June 30, 2004, the Company capitalized software research and development costs, while in 2003, some of these costs were expenses as part of the costs of product support services.

In summary, based upon the cash flow activities as previously discussed, during six-month period ended June 30, 2004, the Company's overall cash position decreased by approximately $4,100.


Page #24


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


Page #25


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

DE CASTRO CONSULTING AGREEMENT

A significant and estimated material agreement for the Company for fiscal year 2004 is the aggregate amount of $96,000 to be paid to Mr. De Castro pursuant to the De Castro Consulting Agreement. Pursuant to the terms and provisions of the De Castro Consulting Agreement: (i) Mr. De Castro agreed to provide technical, research and developmental services to the Company's subsidiary; and (ii) Mr. De Castro shall be paid a monthly fee of $8,000 US Dollars for an aggregate annual salary of $96,000, and reimbursement of expenses.

MATERIAL OPERATING LIABILITIES

CONVERTIBLE LOANS

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $411,900 in principal and interest due and owing to a related party. On December 31, 2002, Transax Limited borrowed $66,195 from such related party. On March 31, 2003, Transax Limited borrowed $255,000 from this related party, and a further $100,000 on April 30, 2003. Each principal amount loan is evidenced by a convertible promissory note and is repayable on or before a six-month term. The interest rate is 12% per annum compounded monthly. The related party as the lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into units in the capital of the Company at a conversion price of $0.25 per unit (the "Unit"). Each Unit is comprised of one share of restricted Common Stock of the Company and one warrant, and each warrant entitles the holder thereof to purchase one share of restricted Common Stock of the Company at $0.50 per share for a period of twelve months.

On December 31, 2003, the loan and accrued interest of $93,000 were converted for 373,570 common shares and warrants. At June 30, 2004, the loans for $255,000 and $100,000 were in default, and the holder of the notes has not exercised the conversion feature. At June 30, 2004, $56,900 in interest was accrued on these two loans.


Page #26


LOAN

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $142,700 in principal and interest due and owing to a related party. On March 5, 2004, the Company borrowed Euro 115,000 (approximately USD $139,500) from such related party. The loan is evidenced by a promissory note and is repayable on or before a twelve-month term. The interest rate is 0.8% per month, compounded. At June 30, 2004, approximately $2,800 in interest was accrued on this loan.

CASH ADVANCES FROM A RELATED PARTY

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $286,100 in cash advances and interest due and owing to a related party, and is included in due to related parties in the balance sheet. During the six-month period ended June 30, 2004, such related party advanced approximately $82,500 for working capital purposes. The advances due and owing at June 30, 2004 were non-interest bearing until August 31, 2003, and are accruing 1% interest per month since September 1, 2003.

CASH ADVANCES PAYABLE

During the year ended December 31, 2003, the Company received cash advances from a non-related company of $526,500 for working capital purposes. During fiscal year ended December 31, 2003, the lender converted $225,000 of advances into 450,000 units. Each unit is comprised of one share of Common Stock and one half warrant. Each one whole warrant entitles the holder to purchase an additional share of the Company's Common Stock at $1.00, for a period of 24 months.

During the year ended December 31, 2003, the Company also issued 700,000 shares of restricted Common Stock for the settlement of $196,875 in cash advances.

As of January 1, 2004 the Company had approximately $152,600 of advances payable and accrued interest to this non-related company outstanding. During the quarter ended March 31, 2004, the Company issued 300,000 shares of its common stock for the settlement of approximately $37,500 of advances payable and $37,500 of accrued expenses to this non-related company.

During the quarter ended June 30, 2004, the Company received $24,000 in cash advances from this non-related company. These remaining advances are accruing 1% interest per month, starting September 1, 2003. As at June 30, 2004, advances and accrued interest amounted to approximately $146,200.

ACCRUED PAYROLL AND RELATED EXPENSES

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $498,500 due and owing for Brazilian payroll taxes and Social Security taxes.


Effective April 1, 2004, the Company has entered into a payment program with the Brazilian authorities whereas the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of 60 months. At March 31, 2004, the Company's INSS tax liabilities were approximately$ 139,600 plus $13,800 in interest, penalties and fines. The payment program requires the Company to pay a monthly fixed amount of approximately $2,560. Discussions are currently ongoing for the Company to enter into a similar payment plan for the remainder of the payroll tax liabilities. The Company made the first payment as per the plan in April 2004.



OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.


Page #27


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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 21, 2004, X-Clearing Corporation (`X-Clearing") forwarded, via courier, a complaint dated May 17, 2001. As of the date of this Quarterly Report, the complaint has not been filed with the district court of the State of Colorado. X-Clearing seeks relief for damages incurred following the alleged breach of an agreement entered with X-Clearing in 2001. The Company has had no further correspondence from X-Clearing.

In the event a summons and the complaint are filed with the district court of the State of Colorado, management of the Company intends to aggressively pursue all such legal actions and review further legal remedies against X-Clearing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Debt Settlement

(a) During the six-month period ended June 30, 2004, the Company and a creditor entered into a settlement of outstanding account dated January 26, 2004 regarding professional fees. Pursuant to the terms and provisions of the settlement agreement, the Company issued 300,000 shares of its restricted Common Stock to the creditor at approximately $0.25 per share for settlement of debt in the aggregate amount of $75,000. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act. On August 17, 2004, the Company returned the shares to treasury for non-performance.


Page #28


(b) During the year ended December 31, 2003, the Company and a creditor entered into a settlement of outstanding account dated November 21,2003 regarding settlement of debt. Pursuant to the terms and provisions of the settlement agreement, the Company issued, on April 18, 2004, 450,000 shares of its restricted Common Stock to the creditor at approximately $0.50 per share for settlement of debt in the aggregate amount of $225,000. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(c) On June 2, 2004, the Company issued 45,000 shares of its restricted Common Stock to an unrelated third party to settle share subscriptions issued as payment for compensation regarding finders' fees incurred during the year ended December 31, 2003. The Company issued 45,000 shares at approximately $0.62 per share as payment for an aggregate amount of $27,900. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

Stock Options Exercised

As at June 30, 2004, an aggregate of 4,500,000 Stock Options have been granted under the Stock Option Plan, an aggregate of 2,206,730 Stock Options have been exercised for net proceeds of $800,240, and an aggregate 2,293,270 Stock Options were outstanding.

(a) On February 12, 2004, an aggregate of 300,000 Stock Options were exercised at $0.25 per share for $75,000 by employees or consultants of the Company in accordance with the terms of the respective notice and agreements of exercise of option for $75,000 in settlement of debt due and owing by the Company to the optionees.

(b) On June 11, 2004, an aggregate of 150,000 Stock Options were exercised at $0.25 per share for $37,500 by employees or consultants of the Company in accordance with the terms of the respective notice and agreements of exercise of option for $37,500 in settlement of debt due and owing by the Company to the optionees.

Subsequent to June 30, 2004, and as of the date of this Quarterly Report, the Company cancelled 325,000 Stock Options at $0.50 that had been previously granted on August 14, 2003, and cancelled another 275,000 Stock Options at $0.25 that had been previously granted on December 1, 2003. On July 26, 2004, the Company granted 600,000 Stock Options at $0.06 expiring July 26, 2009 under the Stock Option Plan. As of the date of this Quarterly Report, an aggregate of 4,500,000 Stock Options have been granted under the Stock Option Plan, an aggregate of 2,806,730 Stock Options have been exercised for net proceeds of $836,240, and an aggregate 1,693,270 Stock Options were outstanding.

(a) On July 26, 2004, an aggregate of 600,000 Stock Options were exercised at $0.06 per share for $36,000 by consultants of the Company in accordance with the terms of the respective notice and agreements of exercise of option for $36,000 in settlement of debt due and owing by the Company to the optionees.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS


Page #29


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

July 21, 2004: current report, item 9;
March 11, 2004: current report, item 9;
February 24, 2004: current report, item 9;


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Transax International Limited


Dated: August 20, 2004  By:  /s/ Stephen Walters
                                    ---------------------------------
                                    Stephen Walters, President and
                                    Chief Executive Officer

Dated: August 20, 2004  By:  /s/ Nathalie Pilon
                                    --------------------------------
                                    Nathalie Pilon, Chief Financial Officer



Table of Contents

Page #30






				EXHIBIT 11.1

		TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
	STATEMENT OF COMPUTATION OF PER SHARE EARNINGS [UNAUDITED]

	                                        For the six months ended
							June 30,
				             2004 (A)                2003 (A)
					 ------------------------------------
BASIC:
Average shares outstanding 		   15,374,472              12,472,917

Net loss applicable to Common Shares	 $   (544,384)		$  (1,033,426)
					 ------------		-------------
Per share amount			 $	(0.04)          $	(0.08)
					 ============		=============

FULLY DILUTED:

Average shares outstanding disregarding
dilutive outstanding stock options and
warrant conversion of debenture for
each year				   15,374,472              12,472,917

Convertible loans 			    1,647,800		    1,740,592

Dilutive stock options and warrants,
based on the treasury stock method
using the average market price		            0			    -
					 ------------		-------------
Shares outstanding			   17,022,272		   14,213,509

Net loss				 $   (544,384)		$  (1,033,426)

Interest on convertible loan 		 $     56,950           $      13,953
					 ------------		-------------
Net loss for fully diluted calculation	 $   (487,434)		$  (1,019,473)


Per share amount			 $	(0.03)		$	(0.07)
					 ============		=============
Note A:   The fully-diluted calculation is submitted in accordance with Regulation S-K, Item 601 (b)(11), although it is contrary to paragraph 13 of Statement of Financial Accounting Standards No. 128 because it produces an anti-dilutive result.



Table of Contents


Page #31



EXHIBIT 31.1

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                 PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
                         RULE 13a-14(a) OR 15d-14(a)

I, Stephen Walters, certify that:
   1. I have reviewed this quarterly report on Form 10-QSB of Transax International Limited;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The  registrant's  other  certifying  officer and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 20, 2004	By:  /s/ Stephen Walters
                        ---------------------------------
                        Stephen Walters, President and
                        Chief Executive Officer



Table of COntents


Page #32



EXHIBIT 31.2
                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                  PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
                          RULE 13a-14(a) OR 15d-14(a)

I, Nathalie Pilon, certify that:
   1. I have reviewed this quarterly report on Form 10-QSB of Transax International Limited;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The  registrant's  other  certifying  officer and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 20, 2004	By:  /s/ Nathalie Pilon
                        --------------------------------
                        Nathalie Pilon,
                        Chief Financial Officer




Table of Contents


Page #33






EXHIBIT 32.1

          CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
                        RULE 13a-14(b) OR 15d-14(b) AND
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Transax International limited (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephen Walters, Chief Executive Officer of the Company, and Nathalie Pilon, Chief Financial Officer of the Company, each certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the Untied States Code, that:

   1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
   2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: August 20, 2004      By:  /s/ Stephen Walters
                        ---------------------------------
                        Stephen Walters, President and
                        Chief Executive Officer

Dated: August 20, 2004	By:  /s/ Nathalie Pilon
                        --------------------------------
                        Nathalie Pilon,
                        Chief Financial Officer





Table of Contents


Page #34