Form 10QSB
period 2004-09-30
TRANSAX INTERNATIONAL LTD
filed 2004-11-15
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________________


                         Commission file number 0-27845

                          TRANSAX INTERNATIONAL LIMITED
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 COLORADO                           84-1304106
       ------------------------------          -------------------
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

     Yes [X]    No [ ]
     ---        --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 14, 2004
-----                                       -----------------------------------

Common Stock, $.00001 par value                         23,546,524

Transitional Small Business Disclosure Format (check one)

     Yes [ ]    No [X]
     ---        --

FORM 10-QSB
September 30, 2004                                 Transax international Limited

TABLE OF CONTENTS

   PART 1. FINANCIAL INFORMATION...................................................................    1
   ITEM 1. FINANCIAL STATEMENTS....................................................................    1
   TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES..................................................    2
    Consolidated Balance Sheet [Unaudited].........................................................    2
    Consolidated Statements of Operations [Unaudited]..............................................    3
    Consolidated Statement of Stockholders' Deficit [Unaudited]....................................    4
    Consolidated Statements of Cash Flows [Unaudited]..............................................    5
    Notes to the Unaudited Consolidated Financial Statements.......................................    7
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................   20
        General....................................................................................   20
            TDS Telecommunication Data Systems LTDA................................................   20
            Transax Australia Pty Ltd..............................................................   20
            Medlink Technologies, Inc..............................................................   20
        Current Business Operations................................................................   20
            MedLink Solution.......................................................................   21
            Strategic Alliances....................................................................   21
            Material Agreements....................................................................   23
        Results of Operations......................................................................   24
             For the Nine-Month Period Ended September 30, 2004 Compared to the Nine-Month
             Period Ended September 30, 2003.......................................................   24
             For the Three-Month Period Ended September 30, 2004 Compared to the Three-Month
             Period Ended September 30, 2003.......................................................   26
        Liquidity and Capital Resources............................................................   27
            For the Nine-Month Period Ended September 30, 2004.....................................   27
        Plan of Operation..........................................................................   27
        Material Agreements........................................................................   29
            Walters Consulting Agreement...........................................................   29
            Pilon Consulting Agreement.............................................................   29
            De Castro Consulting Agreement.........................................................   29
        Material Operating Liabilities.............................................................   29
            Convertible Loans......................................................................   29
            Loan...................................................................................   30
            Cash Advances from a Related Party.....................................................   30
            Cash Advances Payable..................................................................   30
            Accrued Payroll and Related Expenses...................................................   31
        Off Balance Sheet Arrangements.............................................................   31
   ITEM 3. Controls and Procedures.................................................................   31
   PART II. OTHER INFORMATION......................................................................   32
   ITEM 1. Legal proceedings.......................................................................   32
   ITEM 2. Changes in Securities and Use of Proceeds...............................................   32
        Debt Settlement............................................................................   32
        Stock Options Exercised....................................................................   36
        Securities Ownership of Certain Beneficial Owners and Management...........................   37
   ITEM 3. Defaults upon Senior Securities.........................................................   39
   ITEM 4. Submission of Matters to Vote of Securities Holders.....................................   39
   ITEM 5. Other Information.......................................................................   39
   ITEM 6. Exhibits and Other Information on Form 8-K..............................................   39
            Reports on Form 8-K....................................................................   40
            Signatures.............................................................................   40
   EXHIBIT 11.1....................................................................................   41
   EXHIBIT 31.1....................................................................................   43
   EXHIBIT 31.2....................................................................................   44
   EXHIBIT 32.1....................................................................................   45

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]
SEPTEMBER 30, 2004

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

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET [UNAUDITED]
SEPTEMBER 30, 2004
================================================================================

ASSETS

CURRENT
  Cash                                                                     $       5,662
  Accounts receivable (Net of allowance for doubtful accounts of $0)             142,125
  Prepaid expenses and other current assets                                       48,640
                                                                           -------------

TOTAL CURRENT ASSETS                                                             196,427

SOFTWARE DEVELOPMENT COSTS, net                                                  204,642
                                                                           -------------

PROPERTY AND EQUIPMENT, net                                                       52,877
                                                                           -------------

TOTAL ASSETS                                                               $     453,946
                                                                           =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current portion of capital lease obligation                              $      19,134
  Accounts payable and accrued expenses                                          530,175
  Accrued payroll and related expenses                                           576,685
  Advances payable                                                                91,700
  Due to related parties                                                         574,225
  Loan from related party                                                        149,513
  Convertible loans from related party                                           300,000
                                                                           -------------

TOTAL CURRENT LIABILITIES                                                      2,241,432

ACCRUED PAYROLL AND RELATED EXPENSES, net of currrent portion                    137,072
CAPITAL LEASE OBLIGATION, net of current portion                                   2,682
                                                                           -------------

TOTAL LIABILITIES                                                              2,381,186
                                                                           -------------

COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

STOCKHOLDERS' DEFICIT

Common stock 0.00001 par value;
  100,000,000 shares authorized;
  16,848,217 shares issued and outstanding                                           168
Paid-in capital                                                                5,309,460
Subscriptions received                                                           521,418
Accumulated deficit                                                           (7,789,219)
Other comprehensive income :
  Cumulative foreign currency translation adjustment                              30,934
                                                                           -------------

TOTAL STOCKHOLDERS' DEFICIT                                                   (1,927,239)
                                                                           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $     453,946
                                                                           =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
================================================================================

                                                   FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
REVENUES:
Services                                            375,948          97,393         898,993         221,652
Sales taxes                                         (53,571)         (9,397)       (126,417)        (21,455)
                                               ------------    ------------    ------------    ------------

REVENUES                                       $    322,377    $     87,996    $    772,576    $    200,197
                                               ------------    ------------    ------------    ------------

Cost of product support services                    145,412          87,756         392,261         302,113
Payroll and related benefits                        104,638          89,574         269,851         276,215
Research & development costs                         29,846           6,833          77,827           8,671
Professional fees                                   108,647         145,502         142,228         240,920
Management & consulting fees - related party         99,058         114,259         256,858         296,153
Stock based compensation                            113,600              --         113,600         222,390
Investor relations                                   90,660              --         110,297              --
Depreciation and amortization                         8,280          15,510          43,031          90,262
General & administrative                            113,259         113,505         298,025         260,877
                                               ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                            813,400         572,940       1,703,978       1,697,601
                                               ------------    ------------    ------------    ------------

OPERATING LOSS                                     (491,023)       (484,944)       (931,402)     (1,497,405)
                                               ------------    ------------    ------------    ------------

OTHER EXPENSES:
Other expense                                       (10,424)             --         (29,627)         (1,550)
Capital offering costs                                   --        (150,973)             --        (150,973)
Foreign exchange losses                                 197         (46,397)          1,078         (37,701)
Interest expense                                    (31,176)         (4,653)        (73,827)        (18,753)
Interest expense - related party                    (24,727)         (8,424)        (67,759)        (27,436)
                                               ------------    ------------    ------------    ------------

TOTAL OTHER EXPENSES                                (66,130)       (210,448)       (170,135)       (236,413)
                                               ------------    ------------    ------------    ------------

NET LOSS                                       $   (557,153)   $   (695,391)   $ (1,101,537)   $ (1,733,818)
                                               ============    ============    ============    ============

NET LOSS PER SHARE:
  BASIC AND DILUTED                            $      (0.03)   $      (0.05)   $      (0.07)   $      (0.14)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING              16,665,608      12,955,927      15,807,994      12,635,785
                                               ============    ============    ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT [UNAUDITED]
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
================================================================================

                                                                    COMMON STOCK    PAR VALUE         SHARE          PAID-IN
                                                                       SHARES         AMOUNT      SUBSCRIPTIONS      CAPITAL
                                                                    ------------   ------------   -------------   --------------
BALANCE, JANUARY 1, 2004                                              14,029,647   $        141   $     421,293   $    4,590,093
Issuance of stock for settlement of share subscriptions,
January 7, 2004                                                          300,000              3         (75,000)          74,997
Issuance of stock for settlement of share subscriptions
Related Party, January 7, 2004                                           373,570              3         (93,393)          93,390
Issuance of restricted stock for services, January 26,
2004                                                                     300,000              3                           74,997
Issuance of stock for options exercised for settlement
of debt, February 12, 2004                                               300,000              3                           74,997
Issuance of stock for settlement of share subscriptions,
April 18, 2004                                                           450,000              4        (225,000)         224,996
Stock returned to treasury, May 5, 2004
Issuance of stock for settlement of finders' fees,
June 2, 2004                                                              45,000              1         (27,900)          27,899
Issuance of stock for options exercised for settlement
of debt, June 11, 2004                                                   150,000              1                           37,499
Issuance of stock for options exercised for settlement
of debt, July 26, 2004                                                   600,000              6                           35,994
Issuance of restricted stock for services, August 12, 2004               600,000              6                           35,994
Unisssued shares [374,848] for interest due on cash advances -
Related Party, September 29, 2004                                                                        28,114
Unisssued shares [346,667] for finder's fee - Related Party,
September 29, 2004                                                                                       26,000
Unisssued shares [1,687,500] for settlement of debt -
Related Party, September 29, 2004                                                                       135,000
Unisssued shares [562,500] for settlement of debt,
September 29, 2004                                                                                       45,000
Unisssued shares [166,667] for finder's fee, September 29, 2004                                          12,500
Unisssued shares [1,166,667] for settlement of cash advances,
September 29, 2004                                                                                       87,500
Unisssued shares  [548,333] for settlement of cash advances,
September 29, 2004                                                                                       41,125
Unisssued shares [270,200] for interest due on cash advances,
September 29, 2004                                                                                       20,265
Unisssued shares [16,000] for interest due on cash advances,
September 29, 2004                                                                                        1,200
Unisssued shares [687,500] for loan conversion - Related Party,
September 29, 2004                                                                                       55,000
Unisssued shares [687,500] for loan conversion - Related Party,
September 29, 2004                                                                                       69,714
Stock options and warrants issued                                                                                        113,600
Treasury stock cancelled, September 23, 2004                            (300,000)            (3)                         (74,997)
Comprehensive Income (Loss):
  Net loss for period
  Foreign currency translation adjustments
  Total comprehensive income (loss)
                                                                    ------------   ------------   -------------   --------------
BALANCE, SEPTEMBER 30, 2004                                           16,848,217   $        168   $     521,418   $    5,309,459
                                                                    ============   ============   =============   ==============

                                                                                                   ACCUMULATED
                                                                                                      OTHER           TOTAL
                                                                      TREASURY     ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                                                       STOCK         DEFICIT      INCOME (LOSS)      DEFICIT
                                                                    ------------   ------------   -------------   --------------
BALANCE, JANUARY 1, 2004                                            $              $ (6,687,682)  $      54,676   $   (1,621,479)
Issuance of stock for settlement of share subscriptions,
January 7, 2004                                                                                                               --
Issuance of stock for settlement of share subscriptions
Related Party, January 7, 2004                                                                                                --
Issuance of restricted stock for services, January 26,
2004                                                                                                                      75,000
Issuance of stock for options exercised for settlement
of debt, February 12, 2004                                                                                                75,000
Issuance of stock for settlement of share subscriptions,
April 18, 2004                                                                                                                --
Stock returned to treasury, May 5, 2004                                  (75,000)                                        (75,000)
Issuance of stock for settlement of finders' fees,
June 2, 2004                                                                                                                  --
Issuance of stock for options exercised for settlement
of debt, June 11, 2004                                                                                                    37,500
Issuance of stock for options exercised for settlement
of debt, July 26, 2004                                                                                                    36,000
Issuance of restricted stock for services, August 12, 2004                                                                36,000
Unisssued shares [374,848] for interest due on cash advances -
Related Party, September 29, 2004                                                                                         28,114
Unisssued shares [346,667] for finder's fee - Related Party,
September 29, 2004                                                                                                        26,000
Unisssued shares [1,687,500] for settlement of debt -
Related Party, September 29, 2004                                                                                        135,000
Unisssued shares [562,500] for settlement of debt,
September 29, 2004                                                                                                        45,000
Unisssued shares [166,667] for finder's fee, September 29, 2004                                                           12,500
Unisssued shares [1,166,667] for settlement of cash advances,
September 29, 2004                                                                                                        87,500
Unisssued shares  [548,333] for settlement of cash advances,
September 29, 2004                                                                                                        41,125
Unisssued shares [270,200] for interest due on cash advances,
September 29, 2004                                                                                                        20,265
Unisssued shares [16,000] for interest due on cash advances,
September 29, 2004                                                                                                         1,200
Unisssued shares [687,500] for loan conversion - Related Party,
September 29, 2004                                                                                                        55,000

Unisssued shares [687,500] for loan conversion - Related Party,
September 29, 2004                                                                                                        69,714
Stock options and warrants issued                                                                                        113,600
Treasury stock cancelled, September 23, 2004                              75,000                                              --
Comprehensive Income (Loss):
  Net loss for period                                                                (1,101,537)
  Foreign currency translation adjustments                                                              (23,742)
  Total comprehensive income (loss)                                                                                   (1,125,279)
                                                                    ------------   ------------   -------------   --------------
BALANCE, SEPTEMBER 30, 2004                                         $         --   $ (7,789,219)  $      30,934   $   (1,927,240)
                                                                    ============   ============   =============   ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
================================================================================

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                           2004           2003
                                                                                        -----------    -----------
CASH FLOWS (USED IN)
OPERATING ACTIVITIES
Net (loss) for the period                                                               $(1,101,537)   $(1,733,818)
Adjustments to reconcile net loss to net cash used in operating activities:
  - depreciation and amortization                                                           106,641         90,262
  - gain on sale of fixed assets                                                               (251)            --
  - stock based compensation                                                                113,600        222,390
Changes in assets and liabilities:
  - prepaid expenses and other current assets                                               (23,009)        (3,718)
  - accounts receivable, net                                                               (142,125)            --
  - accounts payable                                                                        136,523        355,819
  - accrued interest payable, related party                                                  67,759         27,436
  - accrued interest payable                                                                 73,827         45,625
  - due to related party                                                                    324,699        202,723
  - accrued payroll and related expenses                                                    304,563          4,682
  - Debt settlement by issuances of shares and  exercise of options                         154,418             --
                                                                                        -----------    -----------

CASH FLOWS - OPERATING ACTIVITIES                                                            15,108       (788,599)
                                                                                        -----------    -----------

CASH FLOWS (USED IN)
INVESTING ACTIVITIES
Capitalized software development costs                                                     (236,353)       (88,759)
Proceeds from disposal of property and equipment                                              3,113             --
Acquisition of property and equipment                                                        (3,852)       (32,130)
                                                                                        -----------    -----------

CASH FLOWS - INVESTING ACTIVITIES                                                          (237,092)      (120,889)
                                                                                        -----------    -----------

CASH FLOWS (USED IN)
FINANCING ACTIVITIES
Advances from related party                                                                  10,000        599,855
Advances from non-related company                                                           114,000             --
Repayments under capital lease obligations                                                  (37,483)       (25,515)
Proceeds from loan - related party                                                          141,806             --
Proceeds from convertible loans - related party                                                  --        355,000
                                                                                        -----------    -----------

CASH FLOWS - FINANCING ACTIVITIES                                                           228,323        929,340
                                                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (11,149)       (42,056)
                                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                              (4,810)       (22,204)

CASH, BEGINNING OF PERIOD                                                                    10,472         31,107
                                                                                        -----------    -----------

CASH, END OF PERIOD                                                                     $     5,662    $     8,903
                                                                                        ===========    ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED] (CONTINUED)
================================================================================

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                           2004           2003
                                                                                        -----------    -----------
SUPPLEMENTAL CASH DISCLOSURES
Cash paid for interest                                                                  $    73,827    $    19,000
                                                                                        ===========    ===========
Cash paid for interest - Related Party                                                  $    67,759    $        --
                                                                                        ===========    ===========
Cash paid for income taxes                                                              $        --    $        --
                                                                                        ===========    ===========

SUPPLEMENTAL NON-CASH DISCLOSURES

204,000 shares issued for finders' fees [pre merger]                                    $        --    $    51,000
                                                                                        ===========    ===========
5,000,000 shares issued for cash advances [pre merger]                                           --        250,000
                                                                                        ===========    ===========
776,797 shares issued for debt due to a related party [pre merger]                                         194,200
                                                                                        ===========    ===========
1,306,730 shares issued for debt [pre merger]                                                              752,100
                                                                                        ===========    ===========
300,000 shares issued for options exercised for settlement of debt, February 12, 2004   $    75,000    $        --
                                                                                        ===========    ===========
150,000 shares issued for options exercised for settlement of debt, June 11, 2004       $    37,500    $        --
                                                                                        ===========    ===========
600,000 shares issued for options exercised for settlement of debt, July 26, 2004       $    36,000    $        --
                                                                                        ===========    ===========
UNissued shares for debt settlement (see note 8)					$   521,418    $	--
                                                                                        ===========    ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

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

2. GOING CONCERN

Since inception, the Company has incurred cumulative net losses of approximately $7,789,200 and has a stockholders' deficit of approximately $1,927,200 at September 30, 2004. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

2. GOING CONCERN (CONTINUED)

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2004, these deficiencies amounted to approximately $426,800. This payroll liability is included as part of the accrued payroll and related expenses within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. REVENUE RECOGNITION

      Revenue from the sale of software products, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when:
      (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectibility is probable. As of September 30, 2004, the Company does not have any multiple elements arrangement with any of its customers.

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

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

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

      At September 30, 2004, there were 7,151,070 outstanding warrants and 1,693,270 outstanding options that were granted under the year 2003 incentive stock option plan (See Note 8). These securities may dilute the earnings per share calculation in the future.

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

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

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

The Company had net sales to 3 major customers during the quarter ended September 30, 2004, and to 2 major customers during the quarter ended September 30, 2003. Currently, TDS has three clients: Camed - Caixa de Assistencia dos Funcionarios do Banco Nordeste, Golden Cross and Bradesco Seguros, with Golden Cross being currently responsible for approximately 69% of revenues during the quarter ended September 30, 2004.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2004 the Company did not have cash balances on deposit that exceeded the federally insured limits.

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

In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company has capitalized certain of its software development costs incurred. The Company began to amortize the capitalized costs in the third quarter of the year ended December 31, 2003, based on the current and future revenue for each product. Amortization of these costs for the three-month and nine-month periods ended September 30, 2004 of approximately $22,700 (2003 : $6,000), and $63,600 (2003 : $6,000),
respectively, are included in the statement of operations as part of research and development expenses.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

6. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                                       September 30,
                                                                2004

Computer equipment                                     $     221,702
Furniture and fixtures                                        12,339
Other                                                         44,112
                                                       -------------
Total at cost                                                278,153
Less: accumulated depreciation and amortization              225,276
                                                       -------------
Net property and equipment                             $      52,877
                                                       -------------

Depreciation and amortization charged to operations is approximately $8,300 (2003 : $15,500) and $ 43,000 (2003 : $ 90,300) for the three months and nine month periods ended September 30, 2004, respectively.

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

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

7. FOREIGN OPERATIONS (CONTINUED)

                                                      ------------------------    --------------------------
                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                        2004          2003           2004           2003
                                                      ---------    -----------    -----------    -----------
Net sales to Unaffiliated Customers

         Brazil                                       $ 322,377    $    87,996    $   772,576    $   200,197
         USA                                                 --             --             --             --
         Singapore                                           --             --             --             --
         Australia                                           --             --             --             --
         Mauritius                                           --             --             --             --
                                                      ---------    -----------    -----------    -----------
                                                        322,377         87,996        772,576        200,197
                                                      ---------    -----------    -----------    -----------

Loss from operations

         Brazil                                        (386,774)      (422,977)    (1,049,166)    (1,080,748)
         USA                                           (381,155)      (112,128)      (588,024)      (533,264)
         Singapore                                           --            514             --        (12,072)
         Australia                                      (32,344)       (38,349)       (32,429)       (71,517)
         Mauritius                                      (13,127)            --        (34,359)            --
                                                      ---------    -----------    -----------    -----------
                                                       (813,400)      (572,940)    (1,703,978)    (1,697,601)
                                                      ---------    -----------    -----------    -----------

                                                       (491,023)      (484,944)      (931,402)    (1,497,405)
                                                      ---------    -----------    -----------    -----------

Other income (expenses)

         Brazil                                         (36,041)       (29,487)       (90,763)       (43,050)
         USA                                            (33,099)      (182,141)       (82,808)      (196,042)
         Singapore                                           --             --             --             --
         Australia                                        3,010          1,180          3,436          2,679
         Mauritius                                           --             --             --             --
                                                      ---------    -----------    -----------    -----------
                                                        (66,130)      (210,447)      (170,135)      (236,413)
                                                      ---------    -----------    -----------    -----------

Net loss as reported in the accompanying statements   $(557,153)   $  (695,391)   $(1,101,537)   $(1,733,818)
                                                      =========    ===========    ===========    ===========

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

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

8. SHARE CAPITAL (CONTINUED)

On January 26, 2004, the Company issued 300,000 shares of restricted common stock for services rendered, for net value of $75,000 included in the statement of operations for the three-month period ended March 31, 2004 as professional fees. On May 5, 2004, the Company returned to treasury 300,000 restricted shares that had been issued for services rendered on January 26, 2004. The shares were returned for non-performance, and the expense was reversed during the three month period ended June 30, 2004 (See note 11).

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

On July 26, 2004, the Company issued 600,000 shares of common stock for options exercised, for net proceeds of $36,000. The proceeds were utilized for the settlement of accounts payable related to professional services included in the statement of operations for the three-month period ended September 30, 2004.

On August 12, 2004, the Company issued 600,000 shares of restricted common stock to settle share subscriptions for services, for net value of $36,000 included in the statement of operations for the three-month period ended September 30, 2004 as professional services.

On September 29, 2004, the Company received subscriptions for 374,848 shares of common stock to settle approximately $28,100 in interest due to a related party in relation to cash advances. Subsequent to September 30, 2004, the shares were issued to assignees of the debt holder. (See note 11).

On September 29, 2004, the Company received subscriptions for 346,667 shares of common stock to settle approximately $26,000 in finder's fees due to a related party in relation to cash advances. Subsequent to September 30, 2004, the shares were issued to assignees of the debt holder. (See note 11).

On September 29, 2004, the Company received subscriptions for 1,687,500 shares of common stock to settle approximately $135,000 of debt owed to a related party. Subsequent to September 30, 2004, the shares were issued to assignees of the debt holder. (See note 11).

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

8. SHARE CAPITAL (CONTINUED)

On September 29, 2004, the Company received subscriptions for 1,715,000 units to settle approximately $128,600 in cash advances. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of TNSX's common stock at $0.20 until September 29, 2009. Subsequent to September 30, 2004, the units were issued to assignees of the debt holder. (See note 11).

On September 29, 2004, the Company received subscriptions for 166,667 shares of common stock to settle approximately $12,500 in finder's fees in relation to cash advances. Subsequent to September 30, 2004, the shares were issued to assignees of the debt holder. (See note 11).

On September 29, 2004, the Company received subscriptions for 286,200 shares of common stock to settle approximately $21,500 in interest due in relation to cash advances. Subsequent to September 30, 2004, the shares were issued to assignees of the debt holder. (See note 11).

On September 29, 2004, the Company received subscriptions for 562,500 shares of common stock to settle approximately $45,000 of debt. Subsequent to September 30, 2004, the shares were issued to assignees of the debt holder. (See note 11).

On September 29, 2004, the Company received subscriptions for 687,500 units for conversion of $55,000 of a convertible loan to a related party. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of TNSX's common stock at $0.20 until September 29, 2009. Subsequent to September 30, 2004, the units were issued to assignees of the debt holder. (See note 11).

On September 29, 2004, the Company received subscriptions for 871,425 shares of common stock to settle approximately $69,700 in interest due to a related party in relation to a convertible loan. Subsequent to September 30, 2004, the shares were issued to assignees of the debt holder. (See note 11).

As at September 30, 2004, 16,848,217 shares were issued and outstanding, and the Company was obligated to issue an additional 6,698,306 shares of common stock in relation to the share subscriptions received on September 29, 2004.

STOCK OPTIONS

The Board of Directors of Transax approved the adoption of an incentive Stock Option Plan, effective January 1, 2003.

As at September 30, 2004, the Company granted 7,599,040 stock options and cancelled 3,099,040 stock options under the Plan. As at September 30, 2004, 2,806,730 stock options were exercised, including 600,000 during the quarter ended September 30, 2004. At September 30, 2004, 1,693,270 stock options were outstanding. There were 600,000 stock options granted during the nine-months period ended September 30, 2004 (2003 : 0). These securities may dilute the earnings per share calculation in the future.

The table below lists the exercise prices and expiry date of outstanding options.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

8. SHARE CAPITAL (CONTINUED)

                                                                                                       Weighted
                                                                                         Weighted       Average
                                                                                          Average      Remaining
                                           Number of     Exercise                        Exercise     Contractual
                                            Options       Price      Expiration Date       Price         Life
                                          -----------    --------    ----------------    ---------    -----------
  Granted, August 14, 2003                  4,500,000    $   0.50     August 14, 2008    $    0.49           3.83
                 exercised during 2003     (1,206,730)
                 cancelled during 2003     (1,618,270)
                                          -----------
 number exercisable, December 31, 2003      1,675,000

                 exercised during 2004             --
                 cancelled during 2004             --
                                          -----------
number exercisable, September 30, 2004      1,675,000

  Granted, October 1, 2003                  1,293,270    $   0.50    October 22, 2008           --             --
                 exercised during 2003        (87,500)
                 cancelled during 2003     (1,205,770)
                                          -----------
 number exercisable, December 31, 2003             --

  Granted, December 1, 2003                 1,205,770    $   0.25    December 1, 2008    $    0.00           0.05
                 exercised during 2003       (462,500)
                 cancelled during 2003             --
                                          -----------
 number exercisable, December 31, 2003        743,270

                 exercised during 2004       (450,000)
                 cancelled during 2004       (275,000)
                                          -----------
number exercisable, September 30, 2004         18,270

  Granted, July 26, 2004                      600,000    $   0.06     August 14, 2008           --             --
                 exercised during 2004        600,000
                                          -----------
number exercisable, September 30, 2004             --

Balance, September 30, 2004                 1,693,270                                    $    0.50     3.88 years
                                          -----------                                    ---------    -----------

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and complies with SFAS No. 123 Accounting for Stock-Based Compensation, for the disclosure requirements regarding stock based employee compensation, as well as the accounting for stock-based compensation given to non-employees. For financial statement disclosure purposes, the fair market value of each stock option and stock warrant grant during the quarter ended September 30, 2004 was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.15%, volatility of 191.29% and expected term of 5 years. The table below illustrates the pro-forma costs of options and warrants issued to employees.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

8. SHARE CAPITAL (CONTINUED)
================================================================================

                                                                     FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                     2004           2003            2004             2003
                                                                  -----------    -----------    -------------    -------------
Net loss as reported                                              $  (557,153)   $  (695,391)   $  (1,101,537)   $  (1,733,818)

Deduct: Amount by which stock -based employee compensation as determined under fair value based method for all awards exceeds the compensation as determined under the intrinsic value
method.                                                           $    (4,600)       (85,410)   $      (4,600)         (85,410)
                                                                  -----------    -----------    -------------    -------------

Pro forma net loss under SFAS No. 123                             $  (561,753)   $  (780,801)   $  (1,106,137)   $  (1,819,228)
                                                                  ===========    ===========    =============    =============

Basic and diluted net loss per common share as reported           $     (0.03)   $     (0.05)   $       (0.07)   $       (0.14)

Pro forma net loss per common share under SFAS No. 123            $     (0.03)   $     (0.06)   $       (0.07)   $       (0.14)

WARRANTS

During the quarter ended September 30, 2004, under SFAS 123, the Company incurred a stock based compensation cost of $34,900 for the issuance of options, and $78,700 for the issuance of warrants to non-employees. These charges are included in the statement of operations as stock based compensation for the three-month period ended September 30, 2004.

As at September 30, 2004, 7,151,070 warrants were outstanding. The Company has issued 2,402,500 additional warrants during the quarter ended September 30, 2004. These securities may dilute the earnings per share calculation in the future.

The table below lists the exercise prices and expiry date of outstanding warrants.

                                                                                                     Weighted
                                                                                        Weighted      Average
                                                                                         Average     Remaining
                                    Number of     Date of      Exercise   Expiration    Exercise    Contractual
                                    Warrants       Issue        Price        Date         Price        Life
                                    ---------    ---------     --------   ----------    --------    -----------
Granted, August 14, 2003            4,100,000    14-Aug-03         1.00    14-Aug-08

Granted, August 26, 2003               50,000    26-Aug-03         1.50    26-Aug-04

Granted, November 21, 2003            225,000    21-Nov-03         1.00    20-Nov-05

Granted, December 31, 2003            373,570    31-Dec-03         0.50    31-Dec-04

Granted, September 29, 2004         2,402,500    29-Sep-04          0.2    29-Sep-09
                                    ---------

Balance, September 30, 2004         7,151,070                                           $   0.69     4.04 years
                                    ---------                                           --------    -----------

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

9. CASH ADVANCES

As of January 1, 2004 the Company had approximately $152,600 of advances payable and accrued interest outstanding to a non-related company. During the quarter ended March 31, 2004, the Company issued 300,000 shares of its common stock for the settlement of approximately $37,500 of advances payable and $37,500 of accrued expenses to this non-related company. These advances accrue interest at approximately 1% per month (12% per annum). The Company accrued approximately $3,100 and $9,800 for interest during the three and nine-month periods ended September 30, 2004, respectively. On September 29, 2004, the Company received subscriptions for 548,333 units and 270,200 shares of common stock to settle approximately $41,100 in advances and $20,300 in interest due to this non-related company. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of TNSX's common stock at $0.20 until September 29, 2009. As at September 30, 2004, advances and accrued interest amounted to $63,500 (See note 8 and 11).

During the three and nine month periods ended September 30, 2004, the Company received $24,000 and $90,000 respectively in cash advances from a non-related party. These advances accrue interest at approximately 1% per month (12% per annum). The Company accrued approximately $2,400 and $2,900 for interest during the three and nine-month periods ended September 30, 2004. On September 29, 2004, the Company received subscriptions for 1,166,667 units and 16,000 shares of common stock to settle $87,500 in advances and $1,200 in interest due to this non-related party. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of TNSX's common stock at $0.20 until September 29, 2009. As at September 30, 2004, advances and accrued interest amounted to $28,200 (See note 8 and 11).

10. RELATED PARTY

DUE TO RELATED PARTIES

As of January 1, 2004 the Company had approximately $188,400 of advances payable and accrued interest due to a related party whose officer is an officer of the Company. During the quarter ended March 31, 2004, this related party advanced the Company $72,500, for working capital purposes. During the quarter ended June 30, 2004, this related party advanced an additional $10,000 to the Company. These advances accrue interest at approximately 1% per month (12% per annum). The Company accrued approximately $8,000 and $23,200 for interest during the three and nine-month periods ended September 30, 2004. On September 29, 2004, the Company received subscriptions for 374,848 shares of common stock to settle approximately $28,100 in interest due to this related party. As at September 30, 2004, advances and accrued interest amounted to approximately $266,000 (See note 8 and 11). This balance is included in due to related parties on the balance sheet.

Within the statement of operations, the following related party costs were expensed during the three and nine-month periods ended September 30, 2004:

   - The Company incurred $33,000 and $99,000 in consulting and management fees to a director of the Company during the three and nine-month periods ended September 30, 2004, respectively (2003: $99,000 and $33,000). At September 30, 2004, approximately $96,000 in consulting fees and approximately $43,600 in expenses were outstanding to this director;

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

10. RELATED PARTY (CONTINUED)

   - The Company incurred $24,000 and $72,000 in consulting and management fees to a company whose officer is an officer of the operating subsidiary of the Company during the three and nine-month periods ended September 30, 2004, respectively (2003: $24,000 and $72,000). At September 30,
       2004, $31,000 in consulting fees was outstanding to this officer;

   - The Company incurred approximately $0 in consulting and management fees to a director of the Company during the three and nine-month periods ended September 30, 2004, respectively (2003: $10,000 and $10,000). . At September 30, 2004, approximately $6,400 in consulting fees and approximately $3,100 in expenses were outstanding to this director;

   - The Company incurred approximately $17,700 and $64,500 in consulting fees to a company whose officer is an officer of the Company during the three and nine-month periods ended September 30, 2004, respectively (2003:
       $17,100 and  $46,200).  At September 30, 2004,  approximately  $78,000 in consulting fees were outstanding to this officer;

   - The Company incurred approximately $25,800 and $25,800 in consulting fees to a company whose director is a director of the Company during the three and nine-month periods ended September 30, 2004, respectively (2003:
       $19,800 and  $38,200).  At September 30, 2004,  approximately  $50,200 in consulting fees was outstanding to this director;

   - The Company incurred approximately $24,700 and $67,800 in interest to a company whose director is a director of the Company during the three and nine-month periods ended September 30, 2004, respectively (2003: $8,400 and $27,400).

LOAN

On March 5, 2004, the Company borrowed Euro 115,000 (approximately $141,800) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest per month, compounded, has a term of twelve months, and the debt is repayable quarterly in arrears. As at September 30, 2004, approximately $7,700 in interest was accrued on this loan.

CONVERTIBLE LOANS

At September 30, 2004, the loans for $255,000 and $100,000, due to a related party whose officer is an officer of the Company, were in default less an amount of $55,000 that was converted for 687,500 units of the Company, each unit consisting of one share of common stock of the Company and one warrant excersiable at $0.20 until September 29, 2009. During the quarter ended September, the Company re-priced the conversion to reflect the Company's current share price. Therefore, the lender carries the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of TNSX at a conversion price of $0.08 per unit. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20, for a period of five years. The interest rate of the loan is 12% per annum compounded monthly.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

10. RELATED PARTIES (CONTINUED)

During the three and nine-month periods ended September 30, 2004, the Company incurred approximately $ 12,800 and $36,900, respectively, in interest related to these two loans. On September 29, 2004, the holder of the notes exercised this conversion feature, and the Company received subscriptions for 687,500 units for conversion of $55,000 of the loan. The Company also received subscriptions for 871,425 shares of common stock to settle approximately $69,700 in interest due on these loans.

As at September 30, 2004, no interest was due on these two loans, and the principal amount due was $300,000.

The Company did not incur beneficial conversion charges because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

11. SUBSEQUENT EVENTS

   - On October 19, 2004, the Company issued an aggregate of 6,698,306 shares of its restricted Common Stock to the assignees of the debt holders pursuant to various debt settlement agreements entered into on September 29, 2004;

   - On October 25, 2004, the Company entered into $5,000,000 financial arrangement with Cornell Capital Partners, LP. Under the terms of the funding arrangement with Cornell Capital Partners, TNSX has secured a $250,000 bridge loan and Standby Equity facility for a further $5,000,000. The Standby Equity Distribution Agreement commits Cornell Capital, LP. to provide up to $5,000,000, of funding to Transax over a 24-month period;

   - On November 10, 2004, Mr. Graeme Smith tendered his resignation as officer and Director of the Company.

FORM 10-QSB
September 30, 2004                                 Transax international Limited

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

FORM 10-QSB
September 30, 2004                                 Transax international Limited

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

As of the date of this Quarterly Report the Company has installed approximately 3,300 solutions into healthcare provider locations throughout Brazil and plans to install up to a further 600 solutions during fiscal 2004.

STRATEGIC ALLIANCES

The Company has developed key strategic alliances with the following technology providers to support the MedLink Solution's unique system architecture and design. Management of the Company believes that the establishment of these strategic alliances has given the Company a significant competitive advantage in Brazil.

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

FORM 10-QSB
September 30, 2004                                 Transax international Limited

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

VIDALINK - DRUG MANAGEMENT. On August 29, 2001, the Company and Vidalink entered into an operational agreement (the "Vidalink Operational Agreement"), to allow the Vidalink health portal access to the MedLink Solution connectivity services, creating the first authorization and claims processing Internet service in Brazil. The Vidalink health portal offers doctors the most extensive set of information on pathologies and medication practices, with complete drug interaction analysis and alert functionality. It also offers extensive continuous education programs, with selection of doctor's areas of interest and automatic issuing news on selected subjects.

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

MOSAIC SOFTWARE, INC. - NETWORK PROCESSOR SYSTEM. On November 25, 2002, the Company and Mosaic entered into supplier agreement (the "Mosaic Supplier Agreement") to develop the Network Processor software package, known as the "Postillion ", for use in the MedLink Solution. Management of the Company believes that Mosaic is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC's) and Windows NT software. Management believes the Postillion software is the best cost effective solution for this kind of system, and has just been selected by Calypso, the new ATM being deployed in United States, as the chosen platform.

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

FORM 10-QSB
September 30, 2004                                 Transax international Limited

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

MATERIAL AGREEMENTS

During the nine-month period ended September 30, 2004, the Company processed approximately 1,893,348 "real-time" transactions for its 3 customers, compared to approximately 1,075,000 during all of fiscal 2003.

GOLDEN CROSS - On August 9, 2002, the Company's wholly-owned subsidiary, TDS, and Golden Cross, one of Brazil's largest health insurance companies ("Golden Cross") entered into an agreement (the "Golden Cross Agreement"). Pursuant to the terms and conditions of the Golden Cross Agreement, the Company has committed to supply to Golden Cross a total of 1,500 installations consisting of more than 500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. Additional installations, principally IVR, commenced in July 2004. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. As of the date of this Quarterly Report, the Company has approximately 2,820 Medlink Solutions in Golden Cross Provider's locations.

CAMED - On October 17, 2002, the Company's wholly-owned subsidiary, TDS, and Camed, a self-insured company based in northern Brazil ("Camed"), entered into an agreement (the "Camed Agreement") pursuant to which the Company installed MedLink Solution POS terminals for pilot testing, which was completed during first quarter 2003. As of the date of this Quarterly Report, approximately 4,750 installations are scheduled to complete the roll out consisting of 250 MedLink Solution POS terminals and 4,500 IVR Phone. The Camed agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare providers. As of the date of this Quarterly Report the Company has approximately 370 Medlink Solutions in Camed providers' locations.

BRADESCO HEALTH - On October 17, 2002 TDS and Bradesco Insurance ("Bradesco"), Brazil's largest health insurance company, entered into an agreement for the provision of a four month pilot program contract for the testing of its Medlink Solution. Subsequently, in February 2003, the pilot program was extended for a further six months at the request of Bradesco. On October 1, 2003 Bradesco and the Company entered into a contract pursuant to

FORM 10-QSB
September 30, 2004                                 Transax international Limited

which the Company would undertake and install its Medlink Solution into the Bradesco healthcare provider's network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live in March 2004. Management of the Company anticipates that current plans will require the Company to install up to 750 solutions into the Bradesco provider's network during 2004 in order to achieve Bradesco's initial target of 400,000 transactions per month. As of the date of this Quarterly Report the Company has approximately 112 Medlink Solutions in Bradesco provider locations.

RESULTS OF OPERATIONS

The accompanying unaudited consolidated financial statements of the Company present the accounts of the Company at September 30, 2004 and of Transax for the nine-month period ended September 30, 2003.

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003.

The Company incurred net losses of approximately $1,101,500 for the nine-month period ended September 30, 2004 compared to a net loss of approximately $1,733,800 for the nine-month period ended September 30, 2003 (an approximate decrease of $632,300). Comparative results for the nine-month period ended September 30, 2003 include only the results of Transax and TDS until August 14, 2003 and for the Company from that date through September 30, 2003. The results for the current period include the operations of the Company. Analysis of the operating losses for the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 is as follows.

During the nine-month period ended September 30, 2004, the Company generated approximately $899,000 in gross revenues compared to approximately $221,700 in gross revenues during the nine-month period ended September 30, 2003 (an approximate increase of $677,300). The significant increase in revenues is due to the rollout of new software contracts in Brazil.

During the nine-month period ended September 30, 2004, the Company incurred approximately $1,703,400 in operating expenses compared to approximately $1,697,600 in operating expenses during the nine-month period ended September 30, 2003 (an approximate increase of $5,800). The slight increase in operating expenses during the nine-month period ended September 30, 2004 is primarily due to an increase in cost of product support services and investor relations expenses, and is not proportional to the increase in revenues during the same period due to the decrease in stock-based compensation expenses during such period and as more particularly described below.

During the nine-month period ended September 30, 2004, payroll and related benefits decreased to approximately $269,900 (2003: $276,200) mostly due the capitalization of research and development expenditures. The cost of product support services has increased from approximately $302,100 to $392,300 for the nine-month period ended September 30, 2004 due to the rollout of the Company's newest contract.

During the nine-month period ended September 30, 2004, the Company incurred approximately $142,200 in professional fees compared to approximately $240,900 during the nine-month period ended September 30, 2003. This decrease in professional fees is primarily due to a reduction in accounting and legal expenses relating to the merger of Transax with the Company. During the nine-month period ended September 30, 2004, professional fees consisted mainly of approximately: (i) $31,400 in audit and accounting fees (2003:

FORM 10-QSB
September 30, 2004                                 Transax international Limited

$ 62,000);  (ii)  $22,000  in legal  fees  (2003:  $139,500);  (iii)  $77,200 in financing  fees (2003:  $0);  (iv) $9,600 in  regulatory  and filing fees (2003:
$9,000); (v) $0 in monitor fees (2003: $14,800); and (vi) $0 in management fees (2003: $15,200).

During the nine-month period ended September 30, 2004, the Company incurred approximately $256,900 (2003: $296,200) in related party management and consulting fees. During the nine-month period ended September 30, 2004, the Company incurred general and administrative expenses of approximately $298,000 compared to general and administrative expenses of approximately $260,900 during the nine-month period ended September 30, 2003. The higher costs are primarily due to an increase in support services required to maintain operations.

During the nine-month period ended September 30, 2004, the Company incurred approximately $110,300 (2003: $0) in investor relations costs. These costs consist mainly of the production of promotional materials directed to shareholders and of communication program and efforts directed to current and potential shareholders.

During the nine-month period ended September 30, 2004, the Company incurred other expenses as follows: (i) $1,100 (2003: ($37,700)) in foreign exchange gains; (ii) $473,900 (2003: $18,800) in interest expense; (iii) $67,800 (2003:
$27,400) in interest expense- related party; and (iv) $29,600 (2003: $1,600) in other expenses. The increase in interest expense during the nine-month period ended September 30, 2004 is related to an increase in cash advances payable and capital leases in Brazil. The increase in interest expense due to a related party results from the Company receiving cash advances and entering into loan agreements with related parties.

Mr. Walters, the President, Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. On January 1, 2004, $38,000 was due to Mr. Waters for fees and expenses incurred during the year ended December 31, 2003. During the nine-month period ended September 30, 2004, $99,000 was incurred by the Company to Mr. Walters for management and consulting services rendered. Furthermore, Mr. Walters has advanced funds to the Company and incurred expenses on behalf of the Company. During the nine-month period ended September 30, 2004, Mr. Walters was paid $-0- by the Company for consulting fees. During the nine-month period ended September 30, 2004, an aggregate of $135,000 in consulting fees and expenses was settled by the Company by the issuances of 1,687,500 shares of common stock of the Company. At September 30, 2004, Mr. Walters was owed approximately $139,600 for consulting / management fees and incurred expenses. See " - Plan of Operation - Material Agreements"and "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

Ms. Pilon, the Chief Financial Officer of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. On January 1, 2004, $27,400 was due to Ms. Pilon for fees and expenses incurred during the year ended December 31, 2003. During nine-month period ended
September 30, 2004, $64,500 was incurred by the Company to Ms. Pilon for management and consulting services rendered. Furthermore, Ms. Pilon has incurred expenses on behalf of the Company. During the nine-month period ended September 30, 2004, Ms. Pilon was paid $14,000 by the Company. At September 30, 2004, Ms. Pilon was owed approximately $78,000 for management / consulting fees and incurred expenses. See " - Plan of Operation - Material Agreements".

As discussed above, the decrease in net loss during the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 is attributable primarily to the increase in gross revenues and is not proportional to the increase in revenues

FORM 10-QSB
September 30, 2004                                 Transax international Limited

due to the decrease in stock-based compensation expenses. The Company's net loss during the nine-month period ended September 30, 2004 was approximately ($1,101,500) or ($0.07) per share compared to a net loss of approximately ($1,733,800) or ($0.14) during the nine-month period ended September 30, 2003. The weighted average number of shares outstanding was 15,807,994 for the nine-month period ended September 30, 2004 compared to 12,635,651 for the nine-month period ended September 30, 2003.

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003.

The Company incurred net losses of approximately $557,200 for the three-month period ended September 30, 2004 compared to a net loss of approximately $695,400 for the three-month period ended September 30, 2003 (an approximate decrease of $138,200). Comparative results for the three-month period ended September 30, 2003 include only the results of Transax and TDS until August 14, 2003 and for the Company from that date through September 30, 2003. The results for the current three-month period include the operations of the Company.

During the three-month period ended September 30, 2004, the Company generated approximately $375,900 in gross revenues compared to approximately $97,400 in gross revenues during the three-month period ended September 30, 2003 (an approximate increase of $278,500) due to the roll out of its contracts

During the three-month period ended September 30, 2004, the Company incurred approximately $813,400 in operating expenses compared to approximately $572,900 in operating expenses during the three-month period ended September 30, 2003 (an approximate increase of $240,500). The operating expenses incurred during the three-month period ended September 30, 2004 consisted primarily of: (i) $145,400 (2003: $87,800) in cost of product support services; (ii) $104,600 (2003:
$89,600) in payroll and related benefits; (iii) $29,800 (2003: $6,800) in research and development costs; (iv) $108,600 (2003: $145,500) in professional fees; (v) $99,100 (2003: $114,300) in management and consulting fees- related party; (vi) $90,700 (2003: $-0-) in investor relations; (vii) $8,300 (2003:
$15,500) in depreciation and amortization; and (viii) $113,300 (2003: $113,500) in general and administrative. The increase in operating expenses is directly related to the increase in transactions processed during the quarter.

During the three-month period ended September 30, 2004, the Company incurred other expenses as follows: (i) ($200) (2003: $46,400) in foreign exchange losses; (ii) $31,200 (2003: $4,700) in interest expense; (iii) $24,800 (2003:
$8,400) in interest expense- related party; and (iv) $10,400 (2003: $-0-) in other expenses. The increase in interest expenses is related to the advances received during the year to finance operations.

The decrease in net loss during the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003 is attributable primarily to the increase in gross revenues. The Company's net loss during the three-month period ended September 30, 2004 was approximately ($557,200) or ($0.03) per share compared to a net loss of approximately ($695,400) or ($0.05) during the three-month period ended September 30, 2003. The weighted average number of shares outstanding was 16,665,608 for the three-month period ended
September 30, 2004 compared to 12,955,830 for the three-month period ended September 30, 2003.

FORM 10-QSB
September 30, 2004                                 Transax international Limited

LIQUIDITY AND CAPITAL RESOURCES

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

As of the nine-month period ended September 30, 2004, the Company's current assets were approximately $196,400 and its current liabilities were approximately $2,241,400, which resulted in an approximate working capital deficit of $2,045,000. As of the nine-month period ended September 30, 2004, the Company's total assets were approximately $453,900, consisting of: (i) $5,600 in cash; (ii) $48,600 in prepaid expenses; (iii) $142,100 in accounts receivable;
(iv) $204,600 in net software development costs; and (v) $52,900 in net valuation of property and equipment.

As of the nine-month period ended September 30, 2004, the Company's total liabilities were approximately $2,381,200, consisting of: (i) $713,800 in accrued payroll and related expenses; (ii) $530,200 in accounts payable and accrued expenses; (iii) $574,200 due to related parties; (iv) $300,000 in convertible loans from related party; (v) $149,500 in loan from related party'
(vi) $91,700 in advances payable; and (vii) $21,800 in long-term and current portion of capital lease obligation.

As at September 30, 2004, the Company's current liabilities were approximately $2,241,400 compared to approximately $1,857,300 at December 31, 2003. The increase in current liabilities is due primarily to additional loans and cash advances received from a related party to fund operations.

For nine-month period ended September 30, 2004, net cash flows from operating activities were approximately $15,100 compared to $588,600 used in operating activities for the nini-month period ended June 30, 2003. The change in cash flows used in operating activities is mainly due to the decrease in operating loss for the nine-month period ended September 30, 2004.

Net cash flows from financing activities during nine-month period ended September 30, 2004, were approximately $228,300 resulting primarily from a loan and cash advances from a related party, compared to approximately $929,300 during the nine-month period ended September 30, 2003. The borrowings were used to fund operating activities.

Net cash flows used in investing activities amounted to approximately $237,100 during nine-month period ended September 30, 2004, compared to $120,900 for nine-month period ended September 30, 2003. During nine-month period ended September 30, 2004, the Company capitalized software research and development costs, while in 2003, some of these costs were expenses as part of the costs of product support services.

In summary, based upon the cash flow activities as previously discussed, during nine-month period ended September 30, 2004, the Company's overall cash position decreased by approximately $4,800.

PLAN OF OPERATION

Since inception, the Company has incurred cumulative net losses of approximately $7,789,200 and has a stockholders' deficit of approximately $1,927,200 as at September 30, 2004. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are

FORM 10-QSB
September 30, 2004                                 Transax international Limited

dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

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

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $2,000,000 to $5,000,000 of financing designed to fund various commitments and business operations. As of the date of this Quarterly Report, the Company entered into an financing agreement with Cornell Capital Partners. Under the terms of the funding arrangement with Cornell Capital, Transax has secured a $250,000 bridge loan and Standby Equity facility for a further $5 million. The Standby Equity Distribution Agreement commits Cornell Capital to provide up to $5 million of funding to Transax over a 24-month period. Therefore, management believes that the Company can satisfy its cash requirements for the next twelve months based on its ability to draw on this Standby Equity facility, as necessary. The
Company's future success and viability are primarily dependent upon the Company's current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

FORM 10-QSB
September 30, 2004                                 Transax international Limited

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

On December 31, 2003, the loan and accrued interest of $93,000 were converted for 373,570 common shares and warrants. On September 29, 2004, the Board of Directors of the

FORM 10-QSB
September 30, 2004                                 Transax international Limited

Company reduced the conversion price from $0.25 per unit to $0.08 per unit in order to reflect the current market price of the stock. On September 29, 2004, $55,000 of an aggregate $424,713.97 then due and owing was settled pursuant to the issuance of 687,500 shares of restricted common stock and 687,500 warrants. Each warrant entitles the holder to purchase an additional share of common stock of the Company at a price of $ 0.20 for five years. At September 30, 2004, the loans for $200,000 and $100,000 were in default, and no interest was due on these two loans. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

LOAN

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $149,500 in principal and interest due and owing to a related party. On March 5, 2004, the Company borrowed Euro 115,000 (approximately USD $141,800) from such related party. The loan is evidenced by a promissory note and is repayable on or before a twelve-month term. The interest rate is 0.8% per month, compounded. At September 30 2004, approximately $7,700 in interest was accrued on this loan.

CASH ADVANCES FROM A RELATED PARTY

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $266,000 in cash advances and interest due and owing to a related party, and is included in due to related parties in the balance sheet. During the nine-month period ended June 30, 2004, such related party advanced approximately $82,500 for working capital purposes. The advances due and owing at June 30, 2004 were non-interest bearing until August 31, 2003, and are accruing 1% interest per month since September 1, 2003.

The Company accrued approximately $8,000 and $23,200 for interest during the three and nine-month periods ended September 30, 2004. On September 29, 2004, the Company issued 374,848 shares of restricted common stock to settle approximately $28,100 in interest due to this related party. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

CASH ADVANCES PAYABLE

As of January 1, 2004 the Company had approximately $152,600 of advances payable and accrued interest to a non-related company outstanding. During the quarter ended March 31, 2004, the Company issued 300,000 shares of its restricted common stock for the settlement of approximately $37,500 of advances payable and $37,500 of accrued expenses to this non-related company. These advances accrue interest at approximately 1% per month (12% per annum). The Company accrued approximately $3,100 and $9,800 for interest during the three and nine-month periods ended September 30, 2004, respectively. On September 29, 2004, the Company issued 548,333 units and 270,200 shares restricted of common stock to settle approximately $41,100 in advances and $20,300 in interest due to this non-related company. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 until September 29, 2009. As at September 30, 2004, advances and accrued interest amounted to $63,500. See "Part II. Other Information. Item 2. Changes in Securities and use of Proceeds."

FORM 10-QSB
September 30, 2004                                 Transax international Limited

During the three and nine-month periods ended September 30, 2004, the Company received $24,000 and $90,000 respectively in cash advances from a non-related party. These advances accrue interest at approximately 1% per month (12% per annum). The Company accrued approximately $2,400 and $2,900 for interest during the three and nine-month periods ended September 30, 2004. On September 29, 2004, the Company issued 1,166,667 units and 16,000 shares of restricted common stock to settle $87,500 in advances and $1,200 in interest due to this non-related party. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 until September 29, 2009. As at September 30, 2004, advances and accrued interest amounted to $28,200.

ACCRUED PAYROLL AND RELATED EXPENSES

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $426,800 due and owing for Brazilian payroll taxes and Social Security taxes.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of the Company's management, including Stephen Walters, the Company's President and Chief Executive Officer, and Nathalie Pilon, the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at September 30, 2004. Based on that evaluation, Mr. Walters and Ms. Pilon concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

FORM 10-QSB
September 30, 2004                                 Transax international Limited

Such officers also confirm that there was no change in the Company's internal control over financial reporting during the nine-month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 21, 2004, X-Clearing Corporation (`X-Clearing") forwarded, via courier, a complaint dated May 17, 2001 [sic]. As of the date of this Quarterly Report, the complaint has not been filed with the district court of the State of Colorado. X-Clearing seeks relief for damages incurred following the alleged breach of an agreement entered with X-Clearing in 2001. The Company has had no further correspondence from X-Clearing.

In the event a summons and the complaint are filed with the district court of the State of Colorado, management of the Company intends to aggressively pursue all such legal actions and review further legal remedies against X-Clearing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

DEBT SETTLEMENT

(a) During the nine-month period ended September 30, 2004, the Company and a creditor entered into a settlement of outstanding account dated January 26, 2004 regarding professional fees. Pursuant to the terms and provisions of the settlement agreement, the Company issued 300,000 shares of its restricted Common Stock to the creditor at approximately $0.25 per share for settlement of debt in the aggregate amount of $75,000. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act. On August 17, 2004, the Company returned the shares to treasury for non-performance.

(b) During the year ended December 31, 2003, the Company and a creditor entered into a settlement of outstanding account dated November 21, 2003 regarding settlement of debt. Pursuant to the terms and provisions of the settlement agreement, the Company issued, on April 18, 2004, 450,000 shares of its restricted Common Stock to the creditor at approximately $0.50 per share for settlement of debt in the aggregate amount of $225,000. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

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

(d) On August 12, 2004, the Company issued 600,000 shares of its restricted Common Stock to an unrelated third party to settle share subscriptions issued as payment for compensation regarding professional fees incurred during the nine-month period ended September 30, 2004. The Company issued 600,000 shares at $0.06 per share as payment for an aggregate

FORM 10-QSB
September 30, 2004                                 Transax international Limited

amount of $36,000. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

On September 19, 2004, the board of directors of the Company, pursuant to unanimous written consent, authorized and approved the execution of various settlement agreements and the issuance of an aggregate of 6,698,307 shares of its restricted common stock and 2,402,500 warrants as follows:

(e) The Company and Stephen Walters, the President/Chief Executive Officer and a director of the Company ("Walters"), entered into a settlement agreement dated September 29, 2004 (the "Walters Settlement Agreement"), regarding the settlement of an aggregate amount of $135,000.00 due and owing to Walters by the Company relating to managerial and consulting services provided by Walters pursuant to certain contractual relations between the Company and Walters (the "Debt"). Pursuant to the terms and provisions of the Walters Settlement
Agreement: (i) the Company agreed to settle the Debt by issuing to Walters and/or his designates 1,687,500 shares of its restricted Common Stock at the rate of $0.08 per share (which amount is based upon the average of the open and close price of $0.08 of the Company's shares of Common Stock traded on the OTC Bulletin Board between September 19, 2004 and September 29, 2004); and (ii) Walters agreed to convert the Debt and accept the issuance of the 1,687,500 shares of restricted Common Stock of the Company as full and complete satisfaction of the Debt. The Company issued the 1,687,500 shares of restricted common stock to Walters pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Walters executed the Walters Settlement Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.

Simultaneously, Walters and Carlingford Investments Limited ("Carlingford") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004 (the "Carlingford/Walters Agreement"). Pursuant to the terms and provisions of the Carlingford/Walters
Agreement: (i) Walters agreed to transfer to Carlingford 1,250,000 shares of the restricted Common Stock in consideration for a debt due and owing by Walters to Carlingford; and (ii) Carlingford agreed to accept the transfer of the 1,250,000 shares of restricted common stock as settlement of the debt.

Simultaneously, Walters and Silsastri Yani (the "Walters Creditor") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004 (the "Creditor/Walters Agreement"). Pursuant to the terms and provisions of the Creditor/Walters Agreement: (i) Walters agreed to transfer to the Walters Creditor 437,500 shares of the restricted common stock in consideration for a debt due and owing by Walters to the Walters Creditor; and (ii) the Walters Creditor agreed to accept the transfer of the 437,500 shares of restricted common stock as settlement of the debt.

In accordance with a letter of instruction from Walters and the terms and provisions of the Walters Settlement Agreement, the Company issued 1,250,000 shares of its restricted common stock to Carlingford and 437,500 shares of its restricted Common Stock to the Walters Creditor, pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act. Walters executed the Walters Settlement Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. Carlingford and the

FORM 10-QSB
September 30, 2004                                 Transax international Limited

Walters Creditor executed the Carlingford/Walters Agreement and the Creditor/Walters Agreement, respectively, and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities

(f) The Company and Carlingford entered into a settlement agreement dated September 29, 2004 (the "Carlingford Settlement Agreement") regarding: (i) the settlement of an aggregate amount of $28,113.70 due and owing to Carlingford by the Company relating to cash advances in the principal amount of $260,000.00 made by Carlingford and accrued interest thereon in the amount of $28,113.70 (the "Debt"); (ii) the settlement of an aggregate amount of $26,000.00 due and owing to Carlingford by the Company relating to financial services provided by Carlingford to the Company (the "Finders' Fee Debt"); and (iii) a partial settlement in the amount of $55,000.00 pertaining to an aggregate amount of $424,713.97 due and owing to Carlingford by the Company relating to convertible loan agreements in the principal amount of $355,000 and accrued interest thereon in the amount of $ 69,713.97 (the "Convertible Loan Debt"). Pursuant to the terms and provisions of the Carlingford Settlement Agreement: (i) the Company agreed to settle the Debt, the Finders' Fee Debt and a portion of the Convertible Loan Debt by issuing to Carlingford and/or its designates an aggregate of 2,280,440 shares of its restricted common stock at the rate of $0.075 per share (which amount is based upon the average of the open and close price of $0.08 of the Company's shares of common stock traded on the OTC Bulletin Board between September 19, 2004 and September 29, 2004) and 687,500 warrants entitling Carlingford and/or its designates to purchase a share of the Company's restricted common stock at $0.20 per share expiring September 29, 2009; and (ii) Carlingford agreed to convert the Debt, the Finders' Fee Debt and a portion of the Convertible Loan Debt and accept the issuance of an aggregate of 2,280,440 shares of restricted common stock and 687,500 warrants of the Company as full and complete satisfaction of the Debt and the Finders' Fee Debt and as partial satisfaction of the Convertible Loan Debt in the amount of $55,000.00.

Simultaneously, Carlingford and Richard AH. Siagian, Antonius L.M. Pakpahan, Stephen Walters and Stephen Taylor, (collectively, the "Carlingford Creditors") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004, respectively (the "Carlingford/Creditor Agreement"). Pursuant to the terms and provisions of each of the Carlingford/Creditor Agreements: (i) Carlingford agreed to transfer to the Carlingford Creditors an aggregate of 2,280,440 shares of the restricted common stock and an aggregate of 687,500 warrants in consideration for debts due and owing by Carlingford to the Carlingford Creditors; and (ii) the Carlingford Creditors agreed to accept the transfer of a proportionate amount of the 2,280,440 shares of restricted common stock and 687,500 warrants as settlement of their respective debt.

In accordance with a letter of instruction from Carlingford and the terms and provisions of the Carlingford Settlement Agreement, the Company issued an aggregate of 2,280,440 shares of restricted common stock and 687,500 warrants as follows: (i) 269,835 shares of restricted common stock to Carlingford; and (ii) 2,010,605 shares of restricted common stock and 687,500 warrants to the Carlingford Creditors in proportion to their respective debt pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act. Carlingford executed the Carlingford Settlement Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. The Carlingford Creditors each executed the Carlingford/Creditor Agreement and acknowledged that the securities to be issued have not

FORM 10-QSB
September 30, 2004                                 Transax international Limited

been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities

(g) The Company and Asia Pacific Inc. ("Asia Pacific") entered into a settlement agreement dated September 29, 2004 (the "Asia Pacific Settlement Agreement"), regarding the settlement of: (i) an aggregate amount of $150,090.00 due and owing to Asia Pacific by the Company relating to cash advances in the principal amount of $128,625.00 and accrued interest thereon in the amount of $21,465.00 (the "Debt"); and (ii) an aggregate amount of $12,500.00 due and owing to Asia Pacific by the Company relating to financial services provided by Asia Pacific to the Company (the "Finders' Fee Debt"). Pursuant to the terms and provisions of the Asia Pacific Settlement Agreement: (i) the Company agreed to settle the Debt and the Finders' Fee Debt by issuing to Asia Pacific and/or its designates an aggregate of 2,167,867 shares of its restricted common stock at the rate of $0.075 per share (which amount is based upon the average of the open and close price of $0.08 of the Company's shares of common stock traded on the OTC
Bulletin Board between September 19 and September 29, 2004) and 1,715,000 warrants entitling Asia Pacific and/or its designates to purchase a share of the Company's restricted common stock at $0.20 per share expiring September 29, 2009; and (ii) Asia Pacific agreed to convert the Debt and the Finders' Fee Debt and accept the issuance of an aggregate of 2,167,867 shares of restricted common stock and the 1,715,000 warrants of the Company as full and complete satisfaction of the Debt and the Finders' Fee Debt.

Simultaneously, Asia Pacific and Richard AH. Siagian, Antonius LM. Pakpahan, Silsastri Yani, Adhe Silviani Carlingford Investments Limited and Thomas A. Harmusial (collectively, the "Asia Pacific Creditors") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004, respectively (the "Asia Pacific/Creditor Agreement"). Pursuant to the terms and provisions of the Asia Pacific/Creditor Agreement: (i) Asia Pacific agreed to transfer to the Asia Pacific Creditors an aggregate of 2,167,687 shares of the restricted common stock and an aggregate of 1,715,000 warrants in consideration for debts due and owing by Asia Pacific to the Asia Pacific Creditors; and (ii) the Asia Pacific Creditors agreed to accept the transfer of a proportionate amount of the 2,167,867 shares of restricted common stock and 1,715,000 warrants as settlement of their debt.

In accordance with a letter of instruction from Asia Pacific and the terms and provisions of the Asia Pacific Settlement Agreement, the Company issued an aggregate of 2,167,687 shares of its restricted common stock and 1,715,000 warrants to the Asia Pacific Creditors in proportion to their respective debts, pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act. Asia Pacific executed the Asia Pacific Settlement Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. The Asia Pacific Creditors each executed the Asia Pacific/Creditor Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities

(h) The Company and Asia Consulting Inc. ("Asia Consulting"), entered into a settlement agreement dated September 29, 2004 (the "Asia Consulting Settlement Agreement"), regarding the settlement of an aggregate amount of $45,000.00 due and owing to Asia Consulting by the Company relating to managerial and consulting services provided by Asia

FORM 10-QSB
September 30, 2004                                 Transax international Limited

Consulting to the Company (the "Debt"). Pursuant to the terms and provisions of the Asia Consulting Settlement Agreement: (i) the Company agreed to settle the Debt by issuing to Asia Consulting and/or its designates 562,500 shares of its restricted common stock at the rate of $0.08 per share (which amount is based upon the average of the open and close price of $0.08 of the Company's shares of common stock traded on the OTC Bulletin Board between September 19, 2004 and September 29, 2004); and (ii) Asia Consulting agreed to convert the Debt and accept the issuance of the 562,500 shares of restricted common stock of the Company as full and complete satisfaction of the Debt.

Simultaneously, Asia Consulting and Antonius L.M. Pakpahan and Silsastri Yani, (collectively, the "Asia Consulting Creditors") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004, respectively (the "Asia Consulting/Creditor Agreement"). Pursuant to the terms and provisions of the Asia Consulting/Creditor Agreement: (i) Asia Consulting agreed to transfer to the Asia Consulting Creditors an aggregate of 562,500 shares of the restricted common stock in consideration for debts due and owing by Asia Consulting to the Asia Consulting Creditors; and (ii) the Asia Consulting Creditors agreed to accept a proportionate amount of the aggregate 562,500 shares of restricted common stock as settlement of their debt.

In accordance with a letter of instruction from Asia Consulting and the terms and provisions of the Asia Consulting Settlement Agreement, the Company issued an aggregate of 562,500 shares of restricted common stock to the Asia Consulting Creditors in proportion to their debt, pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act. Asia Consulting executed the Asia Consulting Settlement Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. The Asia Consulting Creditors each executed the Asia Consulting/Creditor Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.

On October 19, 2004, the Company issued 6,698,306 shares of common stock in relation to the share subscriptions received on September 29, 2004, and 2,402,500 warrants at $0.20 expiring September 29, 2009. As of the date of this Quarterly report, 23,546,524 shares were issued and outstanding.

STOCK OPTIONS EXERCISED

As at September 30, 2004, an aggregate of 4,500,000 Stock Options have been granted under the Stock Option Plan, an aggregate of 2,806,730 Stock Options have been exercised for net proceeds of $836,240, and an aggregate 1,692,270 Stock Options were outstanding.

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

FORM 10-QSB
September 30, 2004                                 Transax international Limited

(c) On July 26, 2004, the Company cancelled 325,000 Stock Options at $0.50 that had been previously granted on August 14, 2003, and cancelled another 275,000 Stock Options at $0.25 that had been previously granted on December 1, 2003. On July 26, 2004, the Company granted 600,000 Stock Options at $0.06 expiring July 26, 2009 under the Stock Option Plan. On July 26, 2004, an aggregate of 600,000 Stock Options were exercised at $0.06 per share for $36,000 by consultants of the Company in accordance with the terms of the respective notice and agreements of exercise of option for $36,000 in settlement of debt due and owing by the Company to the optionees.

As of the date of this Quarterly Report, an aggregate of 4,500,000 Stock Options have been granted under the Stock Option Plan, an aggregate of 2,806,730 Stock Options have been exercised for net proceeds of $836,240, and an aggregate 1,693,270 Stock Options were outstanding.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As a result of the issuances of restricted common stock and warrants as described above, there was a change in beneficial ownership of the Company. As of the date of this Current Report, there are 23,546,523 shares of common stock issued and outstanding, and the Company is obligated to issued an additional 7,151,070 shares of common stock pursuant to exercise of warrants. The following table sets forth information as of the date of this Current Report concerning:
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock; (ii) each of the Company's executive officers, directors and key employees and beneficial ownership of the Company's shares of outstanding common stock; and (iii) all executive officers and directors as a group and beneficial ownership of the Company's shares of outstanding common stock. Common stock not outstanding but deemed beneficially owned by virtue of an exercise right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of common stock shown.

FORM 10-QSB
September 30, 2004                                 Transax international Limited

-------------------------------------------------------------------------------------------------
                                                             Amount and Nature
                               Name and Address of             of Beneficial           Percent of
Title of Class                  Beneficial Owner                 Ownership              of Class
-------------------------------------------------------------------------------------------------
Common Stock                   Stephen Walters                  984,819 (1)(2)            3.62%
                               Flat 3 Elstree Crt
                               Blackpool, Lancs
                               FY20SX, UK

Common Stock                   Carlingford Investments
                               Limited                        8,718,788 (1)(3)           26.45%
                               80 raffles Place
                               #16-20 UOB Plaza II
                               Singapore 048624

Common Stock                   Nathalie Pilon                   150,000 (1)(4)            0.46%
                               2919 Ontario Street
                               Vancouver, British Columbia
                               Canada V5T 2Y5

Common Stock                   David Bouzaid                    250,000 (1)(5)            0.76%
                               Jl. Bangka Jakarta Selatan
                               12730
                               Indonesia

Common Stock                   Laurie Bewes                     425,000 (1)(6)            1.29%
                               429 Willawrong Road
                               Caringbah, Australia
                               NSW 2229

Common Stock                   Graeme Smith                     150,000 (1)(7)            0.46%
                               25 South Harper's Road
                               Woodend, Victoria, Australia
                               3442

Common Stock                   All officers and directors    10,678,607 (1)(8)            38.56%
                                as a group (5 persons)
-------------------------------------------------------------------------------------------------

(1) These are restricted shares of Common Stock.

(2) Mr. Walters is the President/Chief Executive Officer and a director of the Company. This figure includes: (i) 234,819 shares of Common Stock held of record by Mr. Walters and; (ii) an assumption of the exercise by Mr. Walters of an aggregate of 750,000 Stock Options granted to Mr. Walters to acquire 750,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008.

(3) This figure includes: (i) 5,970,455 shares of Common Stock held of record by Carlingford Investments Limited; (ii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 2,700,000 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 2,700,000 shares of Common Stock at a price of $1.00 per share expiring on August 14, 2008; and (iii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of

FORM 10-QSB
September 30, 2004                                 Transax international Limited

48,333 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 48,333 shares of Common Stock at a price of $0.20 per share expiring on September 29, 2009. Mr. Walters has sole control and disposition rights over these shares and warrants. As of the date of this Current Report, no Warrants nor Stock Options have been exercised.

(4) This figure includes:  (i) 50,000 shares of Common Stock held of record; and
(ii) an assumption of the exercise by Ms. Pilon of an aggregate of 100,000 Stock Options granted to Ms. Pilon to acquire 100,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008.

(5) This figure includes:  (i) 50,000 shares of Common Stock held of record; and
(ii) an assumption of the exercise by Mr. Bouzaid of an aggregate of 200,000 Stock Options granted to Mr. Bouzaid to acquire 200,00 shares of Common Stock at $0.50 per share expiring on August 14, 2008.

(6) This figure includes: (i) 225,000 shares of Common Stock held of record; and
(ii) an assumption of the exercise by Mr. Bewes of an aggregate of 200,000 Stock Options granted to Mr. Bewes to acquire 200,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008.

(7) This figure includes an assumption of the exercise by Mr. Smith of an aggregate of 150,000 Stock Options granted to Mr. Smith to acquire 150,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008. As of the date of this Annual Report, Mr. Smith has tendered his resignation effective November 10, 2004.

(8) This figure  includes:  (i) 6,530,275 shares of Common Stock held of record;
(ii) an assumption of the exercise of an aggregate of 1,400,000 Stock Options to acquire 1,400,000 shares of Common Stock; and (iii) an assumption of the exercise of an aggregate of 2,748,333 Warrants to acquire 2,748,333 shares of Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND OTHER INFORMATION ON FORM 8-K

     11.1  Statement of computation of per share earnings [Unaudited]

     10.1  Resignation of Mr. Graeme Smith

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

FORM 10-QSB
September 30, 2004                                 Transax international Limited

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

     32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

November 3, 2004: current report, items 1,2 3 and 9;
November 1, 2004: current report, item 3;
October 18, 2004: current report, items 2 and 9;
October 12, 2004: current report, item 9;
July 21, 2004: current report, item 9;
March 11, 2004: current report, item 9;
February 24, 2004: current report, item 9;

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Transax International Limited


Dated: November 15, 2004                By:  /s/ Stephen Walters
                                        -------------------------------
                                        Stephen Walters, President and
                                        Chief Executive Officer

Dated: November 15, 2004                By:  /s/ Nathalie Pilon
                                        -------------------------------
                                        Nathalie Pilon,
                                        Chief Financial Officer