Form 10KSB
period 2004-12-31
TRANSAX INTERNATIONAL LTD
filed 2005-04-18
CIK 1097896

FORM 10-KSB
December 31, 2004
                                                Transax International Limited




                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For fiscal year ended December 31, 2004.

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



                      8th Floor 5201 Blue Lagoon Drive
                              Miami , FL, 33126
                    --------------------------------------
                   (Address of Principal Executive Offices)

                                (305) 629-3090
                           -------------------------
                          (Issuer's telephone number)

                                      N/A
              ---------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

                                ___  None_____
                               (Title of class)

          Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock, Par Value $0.00001
                               (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No
      -----    -----
Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's revenues for its more recent fiscal year ended December 31, 2004: $1,199,900.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2004: $ 660,706.20.


   Applicable Only to issuers Involved in Bankruptcy Proceedings During the
                             Preceding Five Years.


                                      N/A


Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                     Yes           No


                                -------      -------


                   Applicable Only to Corporate Registrants


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Class                         Outstanding as of March 31, 2005
------                          -----------------------------------

Common Stock, $.001 par value                       28,537,211










TABLE OF CONTENTS


    Item 1. Description of Business...........................................6
        Business History and Development......................................6
        Subsidiaries
        Current Business Operations...........................................7
              Product Target Market Strategy..................................9
              Strategic Alliances............................................10
              Research and Development Agreements............................12
              Material Agreements............................................
              Competition....................................................13
              Government Regulation..........................................14
              Intellectual Property, Patents and Trademarks..................14
        Employees............................................................14
        Risk Factors.........................................................14
        Transfer Agent.......................................................20
    ITEM 2. Description of Properties........................................20
    ITEM 3. Legal proceedings................................................20
    ITEM 4. Submission of Matters to a Vote of Securities Holders............21

 PART II.....................................................................21
    ITEM 5. Market for Common Equity and Related Stockholders Matters........21
        Market Information...................................................
             Holders.........................................................21
             Dividends.......................................................21
        Securities Authorized for Issuance under Equity Compensation Plans...22
              Stock Option Plan..............................................22
              Common Stock Purchase Warrants.................................
        Recent Sales of Unregistered Securities and Changes in Control of the
        Company..............................................................25
     ITEM 6. Management's Discussion and Analysis or Plan of Operation.......32
        Results of Operations................................................32
        Liquidity and Capital Resources......................................
             Plan of Operations..............................................
        Material Operating Liabilities.......................................
        Off-Balance Sheet Arrangements.......................................
     ITEM 7. Financial Statements............................................37
        Index to Financial Statements........................................37
          Consolidated Balance Sheet.........................................
          Consolidated Statements of Operations..............................
          Consolidated Statements of Stockholders' Equity  [Deficit].........
          Consolidated Statements of Cash Flows..............................
          Notes to the Consolidated Financial Statements.....................
    ITEM 8. Changes in and Disagreements with Accountants on Accounting and
    Financial ITEM 8A. Controls and Procedures ..............................40
    ITEM 8B. Other Information ..............................................

 PART III....................................................................40
    ITEM 9. Directors, Executive Officers, Promoters and Control persons;
    Compliance with 16(a) of the Exchange Act................................40
        Identification of Directors and Executive Officers...................40
        Involvement in Certain Legal Proceedings.............................41
        Audit Committee......................................................41
        Compliance with Section 16(a) of the Exchange Act....................42
    ITEM 10. EXECUTIVE COMPENSATION..........................................42
        Compensation of Officers and Directors...............................42
              Summary Compensation Table.....................................44
         Stock Option/SAR Grants in Last Fiscal Year ........................
    ITEM 11. Security Ownership of Certain Beneficial owners and Management..45
    ITEM 12. Certain Relationships and Related Transactions..................47
        Indemnification Provisions...........................................47
    ITEM 13. Exhibits and Reports on Form 8-K................................49
    ITEM 14. Professional Accountant Fees and Services.......................49
       SIGNATURES............................................................49


 EXHIBIT 99.1................................................................52

 EXHIBIT 99.2................................................................53

 EXHIBIT 99.3................................................................54

Form 10-KSB
December 31, 200 4
Consolidated Financial Statements                  Transax International Limited






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

AVAILABLE INFORMATION

Transax International Limited files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART  1

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

Transax International Limited, a Colorado corporation (the "Company"), currently trades on the OTC Bulletin Board under the symbol "TNSX"". Transax International Limited is referred to in this Form 10-KSB as "we" or the "Company".

We were incorporated under the laws of the State of Colorado in 1999 under the name "Vega-Atlantic Corporation". Previously, we were engaged in the business of minerals and oil and gas exploration, acquisition and development within the United States and worldwide.

Our Board of Directors approved the execution of an agreement in principle dated June 19, 2003 and a subsequent merger agreement and its ancillary documents dated July 22, 2003 (collectively, the "Merger Agreement") among us (then known as Vega Atlantic Corporation), Vega-Atlantic Acquisition Corporation, our wholly-owned subsidiary ("Vega-Atlantic"), Transax Limited, a Colorado corporation ("Transax"), and certain selling shareholders of Transax. The Merger Agreement and our acquisition of Transax by way of merger was completed effective as of August 14, 2003 (the "Effective Date").

In  accordance  with  the  completion of the terms and conditions of the Merger
Agreement: (i) Vega-Atlantic merged with Transax (so that Transax became the surviving company and our wholly-owned subsidiary and, correspondingly, the shareholders, warrantholders and optionholders of Transax became our shareholders, warrantholders and optionholders; (ii) our business operations became that of Transax, primarily consisting of the development, acquisition, provider and marketing of information network solutions for healthcare providers and health insurance companies world-wide; and (iii) we changed our name to "Transax International Limited" and our trading symbol.

SUBSIDIARIES

      TDS TELECOMMUNICATIONS DATA SYSTEMS LTDA

TDS Telecommunication Data Systems LTDA. ("TDS") was incorporated under the laws of Brazil on May 2, 1998, and is our wholly-owned subsidiary. TDS assists us in providing information network solutions, products and services within Brazil.

      TRANSAX AUSTRALIA PTY LTD.

Transax Australia Pty Ltd. was incorporated under the laws of New South Wales, Australia on January 19, 2003, and is our wholly-owned subsidiary ("Transax Australia"). Transax Australia assists us in seeking marketing opportunities to provide information network solutions, products and services within Australia and regionally.

      MEDLINK TECHNOLOGIES, INC.

Medlink Technologies, Inc. was incorporated under the laws of Mauritius on January 17, 2003, and is our wholly-owned subsidiary ("Medlink"). Medlink holds the intellectual property developed by us and is responsible for initiating research and development.

CURRENT BUSINESS OPERATIONS

As of the date of this Annual Report, through TDS, we are an international provider of health information management products (collectively, the "Health Information Management Products"), as described below, which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record managements processes.

Our strategic focus is to become a premier international provider of health information management network solutions for the healthcare providers and health insurance companies, enabling the real time automation of routine patient transactions. We believe that our unique combination of complimentary solutions is designed to significantly improve the business of healthcare. Our Health Information Management Products and software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. In general, the Health Information Management Products and software solutions, including the MedLink Solution, fall into four main areas:
(i) compliance management; (ii) coding and reimbursement management; (iii) abstracting; and (iv) record management.

We believe that hospitals and other healthcare providers must implement comprehensive coding and compliance programs in order to minimize payer submission errors and assure the receipt of anticipated revenues. We believe that an effective program should include clear, defined guidelines and procedures, which combined with our Health Information Management Products, will enhance an organization's system and effectively increase revenues and reduce costs. Our Health Information Management Products will include compliance management and coding and reimbursement products and software, which are designed to conduct automated prospective and retrospective reviews of all in-patient and out-patient claims data. Management tools include internally designed targets aimed to provide data quality, coding accuracy and appropriate reimbursement. These tools work in conjunction with an organization's coding and billing compliance program to (i) identify claims with potential errors prior to billing; (ii) screen professional fees and services; and (iii) identify patterns in coding and physician documentation. Results of the auditing and monitoring activities are represented in executive reports summarizing clinical and financial results as well as detailed reports providing information needed to target specific areas for review. Billing practices for health care services are under close scrutiny by governmental agencies as high-risk areas for Medicare fraud and abuse. We believe that the Health Information Management Products will increase an organization's progress in reducing improper payments and ensuring that medical record documentation support services are provided.

The Health Information Management Products are also designed to include abstracting solutions, which enable healthcare facilities to accurately collect and report patient demographic and clinical information. We believe that the Health Information Management Products will provide the organization with the ability to calculate in-patient and out-patient hospital reimbursements and customize data fields needed for state, federal or foreign governmental regulatory requirements. Standard and custom reports will provide the customer with the ability to generate facility-specific statistical reporting used for benchmarking, outcomes and performance improvement, marketing and planning. We believe that the Health Information Management Products will further provide healthcare organizations the flexibility to customize abstracting workflow to meet data collection reporting and analysis needs. The Health Information Management Products will provide the organization with the ability to customize workflow by creating fields and rules and designing screen navigation.

We also believe that the Health Information Management Products will provide record management, which will automate the record tracking and location functions, monitor record completeness and facilitate the release of information process within health information management departments. The Health Information Management Products will assist healthcare organizations in properly completing records pursuant to state, federal, foreign governmental and medical staff requirements. The management tools are designed to monitor a facility's adherence to patient privacy, disclosure and patient bill of rights requirements, if applicable.

      MEDLINK SOLUTION

We have developed a proprietary software trademarked (Brazil only) "MedLink Solution", which was specifically designed and developed for the healthcare and health insurance industry enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that are currently performed manually (the "MedLink Solution"). A transaction fee is charged to the insurer for use of the MedLink Solution.

The MedLink Solution hosts its own network processing system (the "Total Connectivity Solution"), whereby we are able to provide an insurer with the ability to cost effectively process all of the transactions generated regardless of location or method of generation. We believe that the MedLink Solution solves technological and communication problems within the healthcare systems by creating a virtual "paperless office" for the insurer and total connectivity, regardless of method, for the health provider. The MedLink Solution replaces manual medical claims systems and provides insurance companies and healthcare providers significant savings through a substantial reduction in operational costs. The MedLink Solution allows users to collect, authorize and process transaction information in real-time for applications including, but not limited to, patient and provider eligibility verification, procedure authorization and claims and debit processing. Participants of the MedLink Solution include private health insurance companies, group medical companies, and healthcare providers.

During fiscal year ended December 31, 2003 and 2004, we installed approximately 1,900 and 2,500 solutions into healthcare provider locations throughout Brazil, respectively.

   MEDLINK SOLUTION ARCHITECTURE AND DESIGN


We believe that the MedLink Solution is the total connectivity system that will allow hospitals, clinics, medical specialists and other healthcare providers to easily capture, route, and authorize medical, hospital, and dental claims in "real time". The MedLink Solution will address pre-existing technological and communication problems by creating a universal virtual link between the insurer and the care provider.


The MedLink Solution's architecture and design is as follows: (i) seven capture methods; (ii) a network processor; and (iii) an authorizer.

Capture Methods. The MedLink Solution is tailored to the specific care provider's environment and needs usage based upon its technological resources, physical installation and volume of claims. The MedLink Solution offers seven different methods to capture data. The health care provider can select which of these seven methods best suit its operational needs and technological abilities. Regardless of the capture method chosen, transactions are seamless and efficient. The MedLink Solution's capture methods are:

            - MedLink Solution POS Terminal;


            - MedLink Solution Phone;


            - MedLink Solution PC Windows


            - MedLink Solution PC Net


            - MedLink Solution Server Labs


            - MedLink Solution Server Hospitals


            - MedLink Solution Web


Network Processor. The MedLink Solution network processor routes the transactions captured by the MedLink Solution (the "Network Processor") to the authorization system of the healthcare plan (the "Authorization System"). For example, in Brazil this process is carried out either using Embratel's Renpac service or the Internet. The Network Processor offers uninterrupted 24-hour, seven days a week operation and service.


The Network Processor is secured from the Renpac and Internet communication channels to the communication channels with the Authorization System , passing through the elements of local network, processors and unities of storage of data. It is implemented on a RAID5 disk array architecture.

Authorization System. The Authorization System's software is composed of a control module and a group of storage procedures that validate the specific rules of the health plan or insurer. It is responsible for: (i) receiving and decoding the messages sent by the Network Processor, containing the solicitations of the MedLink Solution installed at the provider; (ii) identification of the kind of the message (claim, refund, settlement, etc) and of the service provider; (iii) validation or denial of the transaction; (iv) updating the historical database of the claims; and (v) replying to the request by sending a message to the Network Processor.

PRODUCT TARGET MARKET STRATEGY

   MARKET STRATEGY

Our key marketing strategy is to position ourselves as a market leader in providing total information management network processing solutions for the healthcare industry worldwide. We believe that its Health Information
Management Products encompass a variety of solutions for healthcare provider locations, a complete network processing service for the health insurance companies, and in-house software and systems development to address specific and unique customer requirements, and the ability to operate the systems through a variety of communication methods.

The promotional and marketing strategy is based on creating a proactive "push pull" effect on the demand for the Health Information Management Products and services within the healthcare industry. We have been focusing on the promotion and marketing of its products to the Brazilian healthcare providers and insurance companies by demonstrating: (i) the benefits of the MedLink Solution application and services; (ii) real-time cash visibility; (iii) nominal to no capital investment; (iv) the established Network Processor facility; (v) custom software development support; and (vi) option of immediate payment of outstanding claims.

We believe that this commonly used marketing and promotional model will be suitable and used for initial market penetration. However, international marketing and promotional strategies will be developed and adapted on a country-to-country basis to meet different market environments and governmental requirements, build business and political relationships, and obtain domestic media exposure and high visibility within the local healthcare industry to establish credibility.

   PRODUCT TARGET MARKET

We have identified two initial target markets for our products. They are: (i) healthcare providers, such as physicians, clinics, hospitals, laboratories, diagnosis centers, emergency centers, etc.; and (ii) health insurance and group medicine companies.

We have been successfully short-listed by the Australian Federal Government through its Health Insurance Commission (the "HIC"), to supply an authorization and eligibility solution for the Australian health insurance market. We are currently engaged in negotiations with the HIC regarding the sale and purchase of its Health Information Management products for use in Australia's health insurance reimbursement system. On January 19, 2003, we established our wholly-owned subsidiary, Transax Australia, to seek additional opportunities within Australia.

We are currently focused primarily on the marketing and sale of our Health Information Management products in Brazil. We believe that there is a significant global market opportunity for our Healthcare Information Management Products and services and software technology.

STRATEGIC ALLIANCES

We have developed key strategic alliances with the following technology providers to support the MedLink Solution's unique system architecture and design. We believe that the establishment of these strategic alliances has given us a significant competitive advantage in Brazil.

   GENS INFORMATION  - PMS/ASP

On February 19, 2001, we entered into an operating agreement (the "GENS Operating Agreement") with GENS Information ("GENS"). Pursuant to the terms and provisions of the GENS Operating Agreement: (i) GENS will provide to us a basic product called "Personal Med", which is a Windows client-server application, running with Delphi front-end and Paradox and Oracle DB; and (ii) we will incorporate the MedLink Solution transaction services within the Personal Med allowing for its users to use the MedLink Solution services from within their PMS.

We believe that GENS is the leading Brazilian developer of practice management software with over 50% of the market share. Personal Med is the name of GENS basic product, with some thirty variations according to doctor's specialization. The variations are designed around specific exams data to be acquired and stored in each medical specialization.

We estimate that current installed basis is approximately 10,600 copies sold directly to doctors, plus approximately 500 copies sold to corporations. We believe that GENS has approximately 50% of the Brazilian market in practice management systems. The current structure sells an average of 200 copies a month, plus special events.

GENS is currently implementing versions to its Personal Med based on SQL server, and is further developing a web enabled version, which will allow doctors to select patients they want to have access through the InternetWeb, and a tool to access the database of each patient for this centralized base. GENS is also iimplementing access to doctor's agenda and some direct news to be directed to Internet enabled doctors.

   VIDALINK, INC. - DRUG MANAGEMENT

On August 29, 2001, we entered into an operational agreement (the "Vidalink Operational Agreement"), with Vidalink, Inc. ("Vidalink"), to allow the Vidalink Health Portal access to the MedLink Solution connectivity services, creating the first authorization and claims processing Internet service in Brazil. The Vidalink Health Portal offers doctors, the most extensive set of information on pathologies and medication practices, with complete drug interaction analysis and alert functionality. It offers also extensive continuous education programs, with selection of doctor's areas of interest and automatic issuing news on selected subjects.

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

Vidalink is a health portal focused in offering the premier drug management service package in Latin America, with operations in Mexico and Brazil. Through Vidalink, health plans have access to drug discount programs, as well as an extensive drug usage management service, capable of monitoring consumption of specific drugs by patients. We believe that the Vidalink programs are supported by agreements with approximately twenty-two of the largest pharmaceutical industries in Brazil, offering discount packages for drugs covering over 85% of total chronic diseases. We further believe that Vidalink also offers a drug delivery scheme from an extensive network of pharmacies reaching over 5000 points of presence nationwide.

      MOSAIC SOFTWARE, INC. - NETWORK PROCESSOR SYSTEM

On November 25, 2002, we entered into supplier agreement (the "Mosaic Supplier Agreement") with Mosaic Software, Inc. ("Mosaic"), to develop the Network Processor software package, known as the "Positllion ", for use in the MedLink Solution.

We believe that Mosaic is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC's) and Windows NT software. Management believes the Position software is the best cost /effect solution for this kind of system.

      HYPERCOM CORPORATION

On December 1, 2003, we entered into a servicing agreement (the "Hypercom Service Agreement") with Hypercom Corporation, a publicly traded multinational company ("Hypercom'"). Pursuant to the terms and provisions of the Hypercom Service Agreement Hypercom would provide leasing arrangements for POS (Point of Sale) terminals in Brazil. We subsequently entered into lease for 255 POS units and currently have outstanding leases for a further 1000 POS units

On April 30, 2002, we entered into a service agreement with Netset, Inc. ("Netset"), a wholly-owned subsidiary of Hypercom (the "Service Agreement"). Pursuant to the terms and provisions of the Service Agreement, Netset will (i) provide to us installation, servicing, training, customer service and technical support (Call Center) for its terminal network in Brazil; and (ii) allow us to use the entire Hypercom structure to serve its clients.


RESEARCH AND DEVELOPMENT

Our research and development department is responsible for the definition, design and implementation of our products. This comprises three main areas of activity: research of electronic transaction product trends both in Brazil and around the world as it applies to the healthcare industry, definition of products and services required for MedLink Solution services and implementation of the hardware and software products to support MedLink Solution services. Products to be offered by MedLink iSolution involves interactive discussions with the marketing and sales team in order to identify the market needs, costs and timing to introduce such products and solutions.

We have entered into agreements with Hypercom and Dione PLC, of the United Kingdom, to utilize their terminals for the MedLink Solution.

MATERIAL AGREEMENTS

      GOLDEN CROSS

On August 9, 2002, TDS and Golden Cross, one of Brazil's largest health insurance companies ("Golden Cross") entered into an agreement (the "Golden Cross Agreement"). The agreememt was extended in August 2004 for a period of two years. Pursuant to the terms and conditions of the Golden Cross Agreement, we have committed to supply to Golden Cross a total of 5,500 installations consisting of more than 500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. We have approximately 2,800 Medlink Solutions in Golden Cross Provider's locations. During fiscal year ended December 31, 2004, we processed 1.9million transactions for Golden Cross.

      CAMED

On October 17, 2002, TDS and Camed, a self-insured company based in northern Brazil ("Camed"), entered into an agreement (the "Camed Agreement") pursuant to which we installed MedLink Solution POS terminals for pilot testing. During fiscal year ended December 3,1 2004, we completed the installation of more then 120 MedLink Solution POS terminals and 250 IVR Phone. The Camed Agreement also provides for MedLink Solution WEB and MedLink Server Solution solutions which will be used as appropriate by the healthcare providers. We have approximately 400 Medlink Solutions in Camed providers' locations. During fiscal year ended December 31, 2004, we processed 220,000 transactions for Camed.

      BRADESCO HEALTH

On October 17, 2002 TDS and Bradesco Insurance ("Bradesco"), Brazil's largest health insurance company, entered into an agreement for the provision of a four month pilot program contract for the testing of its "Medlink" Solution. Subsequently, in February 2003, the pilot program was extended for a further six months at the request of Bradesco. On October 1, 2003, TDS and Bradesco entered into a contract pursuant to which we would undertake and install its "Medlink" Solution into the Bradesco healthcare provider's network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live during March 2004. Current roll out plans indicate that we will install up to 5,000 solutions into the Bradesco provider's network in order to achieve Bradesco's initial target of 1,000,000 transactions per month. During fiscal year ended December 31, 2004, we processed 570,000 transactions for Bradesco.


COMPETITION

The information network solutions market for the healthcare providers and health insurance companies is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large technology companies, such as IBM, siemens, Visanet and EDS, as well as several specialized healthcare information management companies, are developing various products and services. There may be products on the market that do or will compete directly with the products and services that we are seeking to develop. These companies may also compete with us in recruiting qualified personnel. Many of our potential competitors have substantially greater financial, research and development, human and other resources than we do. Furthermore, the larger companies may have significantly more experience than we do in developing such products and services. Such competitors may: (i) develop more efficient and effective products and services; (ii) obtain patent protection or intellectual property rights that may limit our ability to commercialize our products or services; or (iii) commercialize products and services earlier than we do.

We expect technology developments in the healthcare information management and technology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of our potential products or services obsolete or non-competitive, which could materially harm our business and financial condition.

We believe that the following Brazilian companies, which have developed or are developing various types of similar products or services, could be our major competitors: (i) Polimed, which offers two modalities for the authorization software; (ii) Connectmed, which offers Internet connectivity services; and
(iii) Salutia, which offers a connectivity system with software to be installed and integrated to the management systems, similar to our MedLink Solution Web and MedLink Solution Server and related technologies.

We believe, however, that our Health Management information Products and related services and solutions for the healthcare providers and health insurance companies represent an unique approach and has certain competitive advantages as follows: (i) the MedLink Solution significantly reduces medical administrative procedures and costs through connecting in real time individual healthcare provider locations to health insurance companies; (ii) irrespective of the choice of connectivity or the method of transmission, MedLink provides a secure and reliable service where healthcare providers can automatically verify patient eligibility, receive authorization for the performance of approved medical procedures and process a paperless claim electronically with each insurance provider it interacts with, provided they are subscribed to the network; (iii) once connected to the network, MedLink Solution provides numerous benefits to doctors and private health insurance companies including the automation of their paper-based clerical duties; and (iv) by using MedLink Solution, many of these cumbersome tasks can be processed electronically in seconds, virtually eliminating processing costs, paperwork, and the high risks associated with fraud.

GOVERNMENT REGULATION

As of the date of this Annual Report, none of our software products or services are regulated by the U.S. Department of Health. However, there is substantial state and federal regulation of the confidentiality of patient medical records and the circumstances under which such records may be used, disclosed to or processed by us as a consequence of our contacts with various healthcare providers and health insurance companies. Although compliance with these laws and regulations is presently the principal responsibility of covered entities, including hospitals, physicians or other healthcare providers, regulations governing patient confidentiality rights are rapidly evolving. Additional federal and state legislation governing the dissemination of medical record information may be adopted which could have a material affect on our business. Those laws, including HIPAA and ICD 10 implementation, may significantly affect our future business and materially impact our product and service development, revenue and working capital. During the past several years, the healthcare industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. We are unable to predict what, if any, changes will occur as a result of such regulation.

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

Patents and other proprietary rights are vital to our business operations. Our policy is to seek appropriate copyright and patent protection both in the United States and abroad for our proprietary technologies and products. We have acquired the license to certain intellectual property as follows:

   (i)"Medlink" registered trade name in Brazil Registration number 820986160 filed on August 17, 1998 with INPI Brazil; and
   (ii)source code for all of the Medlink Solutions, source nodes and Network processor source code.

   We have hired appropriate counsel in the United States to apply for copyright protection of our products in the United State. We intend to apply for a process patent in the near future.

EMPLOYEES

Our subsidiary, TDS, employs approximately 40 staff and contract personnel.

As of the date of this Annual Report, we do not employ management on a full-time or on a part-time basis. Our President/Chief Executive Officer is primarily responsible for all day-to-day operations. Other services are provided by outsourcing and verbal management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests.

RISK FACTORS

Our shares are highly speculative and involve an extremely high degree of risk. Our shareholders should consider the following risk factors.

      RAPID DEVELOPMENT CHANGES

The healthcare information management and technology market is highly fragmented and characterized by on-going technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively: (i) offer a broad range of software products; (ii) enhance existing products and expand product offerings;
(iii)  respond  promptly to new customer requirements and  industry  standards;
(iv) remain compatible with popular operating systems and develop products that are compatible with the new or otherwise emerging operating systems; and (v) develop new interfaces with healthcare provider organizations to fully integrate our products and services in order to maximize features and functionality. Our performance depends in large part on its ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to existing products. We may not successfully, or in a timely manner, develop, acquire, integrate, introduce or market new products or product enhancements. Product enhancements or new products developed by us may not meet the requirements of hospital or other healthcare providers or health insurance companies or achieve or sustain market acceptance. Our failure to either estimate accurately the resources and related expenses required for a project, or to complete its contractual obligations in a manner consistent with the project plan upon which a contract is based, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our failure to meet a customer's expectations in the performance of our services and products could damage our reputation and adversely affect our ability to attract new business.

      FAILURE TO ACCURATELY ASSESS, PROCESS OR COLLECT HEALTHCARE CLAIMS OR ADMINISTER CONTRACTS COULD SUBJECT US TO COSTLY LITIGATION AND FORCE US TO MAKE COSTLY CHANGES TO PRODUCTS.

It is anticipated that some of our products and services will be used in the payment, collection, coding and billing of healthcare claims and the administration of managed care contracts. If our products and services fail to accurately assess, possess or collect these claims, customers could file claims against the Company. As of the date of this Annual Report, we do not carry insurance coverage to cover such claims nor, if we do carry such insurance coverage in the future, such insurance coverage may not be adequate to cover such claims. A successful claim that is not covered by or is in excess of insurance coverage could adversely affect our business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase insurance premiums such that appropriate insurance cannot be found at commercially reasonable rates. Furthermore, we were found liable, we may have to significantly alter one or more of its products, possibly resulting in additional unanticipated research and development expenses.

      NATURE OF PRODUCTS MAKES US VULNERABLE TO UNDETECTED ERRORS THAT COULD REDUCE REVENUES, MARKET SHARE OR DEMAND.

Health Information Management Products may contain errors or failures, especially when initially introduced on when new versions are released. Although we conduct extensive testing of its products and services, software errors could be discovered in certain enhancements and products after their introduction. Despite such testing by us and by our current and potential customers, products under development, enhancements or shipped products may contain errors or performance failures resulting in, among other things: (i) loss of customers and revenue; (ii) delay in market acceptance; (iii) diversion of resources; (iv) damage to our reputation; or (v) increased service costs. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

      WE MAY BE REQUIRED TO MAKE SUBSTANTIAL CHANGES TO OUR PRODUCTS IF THEY BECOME SUBJECT TO GOVERNMENTAL REGULATION.

As of the date of this Annual Report, none of our Health Information Management Products are subject to regulation by the United States federal government. Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the US Department of Health. In the future, however, the U.S. Department of Health could determine that some of our products (because of their predictive aspects) may be clinical decision tools and subject them to regulation. Compliance with U.S. Department of Health regulations such as HIPPA could be burdensome, time consuming and expensive. Other new laws and regulations affecting healthcare software development and marketing could also be enacted in the future. If so, it is possible that our costs and the length of time for product development and marketing could increase and that other unforeseeable consequences could arise.

      GOVERNMENT REGULATION OF CONFIDENTIALITY OF PATIENT HEALTH INFORMATION COULD RESULT IN REQUIRED PRODUCT MODIFICATIONS.

There is substantial U.S. federal and state and foreign regulation of confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to or processed by the Company as a consequence of any contracts with various health care providers or insurance companies. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. Changes may be made which would require the Company to change its products and systems and methods which could require significant expenditures of capital and decrease future business prospects. Additional federal and state legislation governing the dissemination of individually identifiable information have been proposed in the United States and may be adopted, which may also significantly affect the Company's business.

      GOVERNMENT REGULATION OF HEALTHCARE INFORMATION DELIVERY SYSTEMS MAY AFFECT HEALTHCARE PROVIDERS' DECISIONS.

During the past several years, the healthcare industry within the United States and other countries has been subject to changing political, economic and regulatory influences and to increasing levels of governmental regulation. Certain proposals to reform the U.S. heathcare systems have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for any of our customers within the United States that could have a negative impact on our business, financial condition and results of operations. However, the U.S. federal government recently mandated the use of electronic transmissions for large Medicare providers, which may positively affect the marketability of our products in the United States. We are unable to predict what, if any, changes will occur.

Changes in current healthcare financing, reimbursement systems and procurement practices could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. A portion of our revenues are expected to be derived from sales of our Health Information Management Products to hospitals in the United States. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of potential purchasers of our Health Information Management Products and adversely affect our business. In addition, the decision to purchase such products generally involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our potential customers.

      THERE ARE POLITICAL AND ECONOMIC RISKS IN FOREIGN MARKETPLACES.

As of the date of this Annual Report, the Health Information Management Products are sold by us principally in Brazil. We intend to enter the global marketplace which includes, but is not limited to, the marketplaces within the United States, Australia, South America and Europe. During fiscal year ended December 31, 2004, international sales accounted for 100% of our total revenue. As a result, we face certain risks associated with international sales. International sales may be subject to political, economic, legal and other uncertainties occurring within these countries. Changes in policies by the respective governments may result in changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on imports and sources of supply, import duties, corruption, economic reforms, and currency revaluation, all of which may materially and adversely affect us. The continuation or increase of any such disparities could affect the political and social stability of the country, and thus our operations. Moreover, there can be no assurance that future controversies will not arise which would threaten trade relations between the United States and the respective country. In any of such eventualities, our business could be adversely affected.

      WE MAY FACE SCRUTINY FROM GOVERNMENTAL AGENCIES.

As a result of the rising healthcare costs, U.S. federal and state governments and foreign governments have placed an increased emphasis on detecting and eliminating fraud and abuse in healthcare programs. Numerous laws and regulations now exist within the United States and other foreign countries to prevent fraudulent or abusive billing, to protect patients' privacy rights, and to ensure patients' access to healthcare. Violation of the laws or regulations governing our operations could result in the imposition of civil or criminal penalties, including temporary or permanent exclusion from participation in government healthcare programs, such as Medicare and Medicaid in the U.S., the cancellation of any contracts with us to provide managed care services, and the suspension or revocation of any of our governmental licenses. We intend to conduct routine internal audits in an effort to ensure compliance with all applicable laws and regulations. If errors, discrepancies or violations of laws are discovered in the course of these internal audits or otherwise, we may be required by law to disclose the relevant facts, once known, to the appropriate authorities.

      WE MAY EXPERIENCE PRICE REDUCTION, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE IF WE ARE UNABLE TO SUCCESSFULLY COMPETE.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share, and could have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors may have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include: Polimed, Connectmed and Salutia, major software information systems companies, including those specializing in the healthcare industry, may not presently offer competing products but may in the future enter our market. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. Many of these competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, our competitors may be unable to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry. These competitors may be in a position to devote greater resources to the development, promotion and sale of their products than we can. We may not be able to compete successfully against current and future competitors, and such competitive pressures could materially adversely affect our business, financial condition and operating results.

      THE INABILITY TO PROTECT INTELLECTUAL PROPERTY COULD LEAD TO UNAUTHORIZED USE OF OUR PRODUCTS.

We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure, non-compete and other contractual provisions to protect its proprietary rights. Measures taken by us to protect our intellectual property may not be adequate, and our competitors could independently develop products and services that are substantially equivalent or superior to our products and services. Any infringement or misappropriation of our proprietary software and databases could put us at a competitive disadvantage in a highly competitive market and could cause us to lose revenues, incur substantial litigation expense, and divert management's attention from other operations. Intellectual property litigation is increasingly common in the software industry. Therefore, the risk of an infringement claim against us may increase over time as the number of competitors in the industry segment grows and the functionality of products overlaps. Third parties could asset infringement claims against us in the future. Regardless of the merits, we could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, such an infringement may result in significant monetary liabilities that could have a material adverse effect on our business. In the event of an unfavorable ruling on any such claim, a license or similar agreement may also not be available to use on reasonable terms, if at all. We may not be successful in the defense of these or similar claims.

      WE ARE DEPENDENT UPON THE LICENSE AGREEMENT TO FURTHER DEVELOP AND COMMERCIALIZE OUR PRODUCTS EFFECTIVELY OR AT ALL.

To further develop and successfully commercialize the Health Information Management Products and related services, we entered into the License Agreement with TDS to carry out development and commercialization of the MedLink Solution within Brazil. Under the terms of the License Agreement, we will receive certain royalties once our subsidiary in Brazil has entered cash flow status.

The risks associated with the License Agreement include, but are not limited to, the following: (i) TDS may not apply the expected resources or required expertise in developing the MedLink Solution resources and systems or other systems necessary to successfully commercialize the MedLink Solution products; and (ii) disputes may arise between us and TDS that delay the commercialization of the MedLink Solution or adversely affect its sales or profitability. Our success will depend on the successful introduction and marketing of the MedLink Solution and other products which, in turn, is dependent on the continued existence of favorable contractual relations with TDS. Our business operations may be materially affected in the event TDS fails to honor the terms and provisions of License Agreement.

      WE MAY REQUIRE ADDITIONAL FUNDING, AND FUTURE ACCESS TO CAPITAL IS UNCERTAIN.

It is expensive to develop and commercialize Health Information Management Products. We plan to continue to conduct research and development, which is costly. Our product development efforts may not lead to new commercial products either because our products fail to be found effective or because we lack the necessary financial or other resources or relationships to pursue commercialization. Our capital and future revenues may not be sufficient to support the expenses of our business operations and the development of commercial infrastructure. We may need to raise additional capital to: (i) fund operations; (ii) continue the research and development of Health Information Management Products; and (iii) commercialize our products. We believe that cash on hand will be sufficient to meet our projected operating and capital requirements for at least the next twelve months. However, we may need additional financing within this time frame depending on a number of factors. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate certain business operations. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result.

      FAILURE TO RETAIN KEY PERSONNEL COULD IMPEDE OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS, MAINTAIN THE LICENSE AGREEMENT OR OBTAIN SOURCES OF FUNDS.

We depend, to a significant extent, on the efforts of Mr. Stephen Walters, our President/Chief Executive Officer and a director, and on the efforts of our executive officers and research and development personnel. The development of Health Information Management Products requires expertise from a number of different disciplines, some of which are not widely available. The quality and reputation of our research and development personnel, including our executive officers, and their success in performing their responsibilities may directly influence our success. In addition, our President/Chief Executive Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and research and development personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, public and private research institutions, government entities and other organizations.

      MARKET VOLATILITY MAY AFFECT OUR STOCK PRICE, AND THE VALUE OF A SHAREHOLDER'S INVESTMENT IN OUR COMMON STOCK MAY BE SUBJECT TO SUDDEN DECREASES.

The trading price for our shares of Common Stock has been, and we expect it to continue to be, volatile. The price at which our Common Stock trades depends on a number of factors, including the following, many of which are beyond our control: (i) our historical and anticipated operating results, including fluctuations in financial and operating results; (ii) the market perception of the prospects for health information management network solutions companies as an industry sector; (iii) general market and economic conditions; (iv) changes in government regulations affecting product approvals, reimbursement or other aspects of our and/or competitors' businesses; (v) announcements of technological innovations or new commercial products by us or our competitors;
(vi) developments concerning our contractual relations with our executive officers, executive management and intellectual property rights; and (vii) announcements regarding significant collaborations or strategic alliances.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our Common Stock and affect the volume of trading in the stock. During periods of stock market price volatility, share prices of many health information management network solution companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our Common Stock may be subject to greater price volatility than the stock market as a whole.

TRANSFER AGENT

As of the date of this Annual Report, our transfer agent is Transfer Online, Inc., 227 S.W. Pine Street, Suite 300, Portland, Oregon 97204; telephone
503.227.2950 and facsimile 503.227.6874.


ITEM 2. DESCRIPTION OF PROPERTIES

Except as described above, we do not own any other real estate or other properties. We lease office space in several locations as follows:
   (i)United States: 8th Floor,  5201  Blue  Lagoon Drive, Maimi, Florida,33126
      USA
   (ii)Brazil: Praia de Botafogo # 440, 4 andar, Botafogo 22250 - 040, Rio de Janeiro, RJ Brazil;
   (iii)Asia-Pacific: Level 30, Six Battery Road, Singapore, 049909; and
   (iv)Australia: Level 66 & 67, MLC Centre Martin Place, Sydney NSW 2000, Australia


ITEM 3. LEGAL PROCEEDINGS

On March 14, 2005, X-Clearing Corp, a Colorado corporation ("X-Clearing"), our former transfer agent, initiated legal proceedings against us by filing a complaint and verified motion for replevin and for temporary order to preserve property in the District Court of the City and County of Denver, State of Colorado, civil action no. 05 CV 1980 (the "Complaint"). During September 2001, we had entered into an agreement with X-Clearing Corp. regarding engagement as our transfer agent, registrar and disbursing agent in connection with our shares of Common Stock (the "Transfer Agent Agreement"). The Complaint generally alleges that: (i) we have breached and wrongfully attempted to terminate the Transfer Agent Agreement; (ii) X-Clearing has a valid and perfected security interest in our books and records in accordance with the terms of the Transfer Agent Agreement; and (iii) X-Clearing is entitled to an order from the District Court replevining and preventing us from altering, destroying or otherwise interfering with the valid and perfected security interest and liquidated damages.

On April 5, 2005, we filed an answer to Complaint, counterclaims and jury demand (the "Answer"). The Answer generally denies that: (i) we breached and attempted to wrongfully terminate the Transfer Agent Agreement; (ii) X-Clearing Corp. has a valid and perfected security interest in our books and records;
(iii) X-Clearing is entitled to an order of replevin and liquidated damages. Our Answer further states that: (i) X-Clearing Corp. has failed to take reasonable steps to minimize or mitigate its claimed damages; and (ii) X-Clearing Corp.'s claims are barred by the statute of frauds, doctrine of laches, doctrine of accord and satisfaction. Our Answer further counterclaims that: (i) despite X-Clearing Corp. being paid all administrative fees, share transfer fees and fees for new issuances, X-Clearing Corp. has refused to produce and provide us with our stock transfer records, which has caused us irreparable harm; (ii) X-Clearing Corp. has continued undertaking stock transfers on our behalf and illegally issuing fraudulent stock certificates; and (iii) X-Clearing Corp. has improperly and illegally used our records, which included stock certificates that X-Clearing Corp. has fraudulently created and issued to make stock transfers without notification to us.

On April 7, 2005, we filed a stipulated motion for testimony by telephone and for expedited ruling by court. A hearing was been set for April 12, 2005. X-Clearing Corp.'s replevin action was dismissed by the District Court. As of the date of this Annual Report, we intend to aggressively pursue all such legal actions and review further legal remedies against X-Clearing Corp.

Other than as disclosed above, we are not aware of any legal proceedings contemplated by any governmental authority or other party involving us or our subsidiaries or our properties. None of our directors, officers or affiliates are: (i) a party adverse to us in any legal proceedings; or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us, our subsidiaries or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for approval during fiscal year ended December 31, 2004.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the OTC Bulletin Board under the symbol "TNSX". The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                   Fiscal Year Ended
                        December 31, 2004      December 31, 2003
___________________________________________________________________________
                        High        Low        High        Low

First Quarter           $0.38       $0.16      $5.20       $2.00
Second Quarter		$0.62       $0.07      $5.00       $1.25
Third Quarter           $0.16       $0.03      $3.90       $1.25
Fourth Quarter		$0.25       $0.07      $2.80       $0.23

HOLDERS

As of March 31, 2005, we had approximately 270 shareholders of record.

DIVIDENDS

No dividends have ever been declared by our Board of Directors on our Common Stock. Our previous losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends on our Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have one equity compensation plan, the Transax International Limited Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2004:

                        Equity Compensation Plan Information
-------------------------------------------------------------------------------
			 Number of Securities		Weighted-Average Exercise	Number of Securities
			 To be Issued Upon		Price of Outstanding		Remaining Available for
Plan Category		 Exercise of Outstanding	Options, Warrants		Future Issuance Under
			 Options, Warrants		and Rights             		Equity Compensation Plans
			 and Rights			                                (excluding column (a))
	                          (a)		                    (b)		                   (c)
-------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders

Stock Option Plan              2,425,000	                  $0.41			  2,425,000
Merger Agreement -
   Warrants		       4,100,000		          $1.00			        -0-

Equity Compensation
Plans Not Approved by
Security Holders -

Warrants		         225,000                          $1.00				-0-
Warrants	                 373,570                          $0.50				-0-
Warrants                       2,402,500                          $0.20				-0-
Warrants                       2,000,000                          $0.30				-0-

Total		              11,526,070		                                  2,425,000
-------------------------------------------------------------------------------

STOCK OPTION PLAN

On July 22, 2003, our Board of Directors unanimously approved and adopted a stock option plan, and during fiscal year 2004, our Board of Directors unanimously approved and adopted a 2004 incentive stock option plan (collectively, the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance our interests and those of our shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by our Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees or consultants. The Stock Option Plan provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our Common Stock not to exceed 4,500,000 shares and, in accordance with the provisions of the 2004 incentive stock option plan, a further 7,000,000 shares.

The Stock Option Plan is to be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. At the time a Stock Option is granted under the Stock Option Plan, our Board of Directors shall fix and determine the exercise price at which shares of our Common Stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which are applicable.

In the event an optionee who is one of our directors or officers ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee who is one of our employees or consultants ceases to be employed by us, any Stock Option held by such optionee generally may be exercisable within up to sixty (60) calendar days (or up to thirty (30) calendar days where the optionee provided only investor relations services to us) after the effective date that his employment ceases, and after such 60- or 30-day period any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as our Board of Directors may determine.

Unless restricted by the option agreement, the exercise price shall by paid by any of the following methods or any combination of the following methods: (i) in cash; (ii) by cashier's check, certified cheque, or other acceptable banker's note payable to us; (iii) by net exercise notice whereby the option holder will authorize the return to the Stock Option Plan pool, and deduction from the option holder's Stock Option, of sufficient Stock Option shares whose net value (fair value less option exercise price) is sufficient to pay the option price of the shares exercised(the fair value of the shares of the Stock Option to be returned to the pool as payment will be determined by the closing price of our shares of Common Stock on the date notice is delivered); (iv) by delivery to us of a properly executed notice of exercise together with irrevocable instructions (referred to in the industry as `delivery against payment') to a broker to deliver to us promptly the amount of the proceeds of the sale of all or a portion of the stock or of a loan from the broker to the option holder necessary to pay the exercise price; of (v) such other method as the option holder and our Board of Directors may determine as adequate including delivery of acceptable securities (including our securities), set-off for wages or invoices due, property, or other adequate value. In the discretion of our Board of Director, we may grant a loan or guarantee a third-party loan obtained by an option holder to pay part of all of the exercise option price of the shares provided that such loan or our guaranty is secured by the shares of Common Stock.

   INCENTIVE STOCK OPTIONS

The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, our Board of Directors may grant to any one of our key personnel who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of Common Stock allotted by our Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of Common Stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of Common Stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by our Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

   FORM S-8 - REGISTRATION STATEMENT

On November 16, 2004, we filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" registering the Stock Options and Incentive Stock Options under the Stock Option Plan in the amount of up to 2,500,000 at an exercise price of $0.25.

STOCK OPTIONS GRANTED AND EXERCISED

As of December 31, 2004, we have granted 8,349,040 Stock Options and cancelled 3,117,310 Stock Options. As of December 31, 2004, 2,806,730 Stock Options were exercised. As at December 31, 2004, 2,425,000 Stock Options were outstanding.

Common Stock Purchase Warrants

Merger Agreement

Pursuant to the terms of the Merger Agreement, we issued an aggregate of 4,100,000 share purchase warrants (the "Warrant(s)"), pursuant to which the holder thereof has the right to convert such Warrant into shares of our Common Stock on a one-to-one basis at the rate of $1.00 per share expiring on August 8, 2008 (on the basis of each two Transax Limited share purchase warrants exchanged into one Warrant). As of December 31, 2004, no Warrants have been exercised.

Convertible Loan Warrants

At December 31, 2004, loans for $200,000 and $100,000 due to a related party were in default. Each principal amount loan is evidenced by a convertible promissory note. The lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into units in our capital at a conversion price of $0.25 per unit (the "Unit"). Each Unit is comprised of one share of our restricted Common Stock and one warrant, and each warrant entitles the holder thereof to purchase one share of our restricted Common Stock at $0.20 per share for a period of twelve months. On September 29, 2004, our Board of Directors reduced the conversion price from $0.25 per unit to $0.08 per unit in order to reflect the current depressed market price of our stock. On March 25, 2005 our board reset the conversion price from $0.08 to $0.125.

On September 29, 2004, $55,000 of the aggregate amount then due and owing was settled pursuant to the issuance of 687,500 shares of our restricted Common Stock and 687,500 warrants. Each warrant entitles the holder to purchase an additional share of our Common Stock at a price of $ 0.20 until September 29, 2009.

Debt Settlements

On September 29, 2004, our Board of Directors authorized and approved the execution of various settlement agreements and the grant of an aggregate of 2,402,500 warrants entitling the holder thereof to purchase a share of our restricted Common Stock at $0.20 per share expiring September 29, 2009.

On December 30, 2004, our Board of Directors authorized the conversion of debt and granted 2,000,000 warrants to purchase 2,000,000 shares of our restricted Common Stock at $0.30 per share expiring on December 31, 2006.

As of the date of this Annual Report, there are an aggregate of 9,101,070 share purchase warrants issued and outstanding as follows: (i) 4,100,000 Warrants convertible into 4,100,000 shares of Common Stock at the price of $1.00 per share expiring on August 14, 2008; (ii) 225,000 Warrants convertible into 225,000 shares of Common Stock at the price of $1.00 per share expiring on November 20, 2005; (iii) 373,570 Warrants convertible into 373,570 shares of Common Stock at the price of $0.50 per share expiring on December 31, 2005;
(iv) 2,402,500 Warrants convertible into 2,402,500 shares of Common Stock at the price of $0.20 per share expiring on September 29, 2009; and (v) 2,000,000 Warrants convertible into 2,000,000 shares of Common Stock at $0.30 per share expiring on December 30, 2006.

RECENT SALES OF  UNREGISTERED SECURITIES AND CHANGES IN CONTROL

As of the date of this Annual Report and during fiscal year ended December 31, 2004, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.


DEBT SETTLEMENTS

(i) We entered into a settlement agreement with a creditor regarding an outstanding account balance pertaining to professional fees. Pursuant to the terms and provisions of the settlement agreement, we issued 300,000 shares of our restricted Common Stock to the creditor at approximately $0.25 per share for settlement of debt in the aggregate amount of $75,000. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act. On August 17, 2004, we returned the shares to treasury for non-performance.

(ii) We entered into a settlement of outstanding account with a creditor regarding settlement of debt. Pursuant to the terms and provisions of the settlement agreement, on April 18, 2004, we issued 450,000 shares of our restricted Common Stock to the creditor at approximately $0.50 per share for settlement of debt in the aggregate amount of $225,000. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(iii) On June 2, 2004, we issued 45,000 shares of our restricted Common Stock to an unrelated third party to settle share subscriptions issued as payment for compensation regarding finders' fees incurred during the year ended December 31, 2003. We issued 45,000 shares at approximately $0.62 per share as payment for an aggregate amount of $27,900. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(iv) On August 12, 2004, we issued 600,000 shares of our restricted Common Stock to an unrelated third party to settle share subscriptions issued as payment for compensation regarding professional fees incurred during fiscal year ended December 31, 2004. We issued 600,000 shares at $0.06 per share as payment for an aggregate amount of $36,000. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(v) On September 19, 2004, our Board of Directors, pursuant to unanimous written consent, authorized and approved the execution of various settlement agreements and the issuance of an aggregate of 6,698,307 shares of its restricted common stock and 2,402,500 warrants as follows:

(a) We entered into a settlement agreement with Stephen Walters, our President/Chief Executive Officer and director ("Walters"), dated September 29, 2004 (the "Walters Settlement Agreement"), regarding the settlement of an aggregate amount of $135,000.00 due and owing to Walters by us relating to managerial and consulting services provided by Walters pursuant to certain contractual relations between us and Walters (the "Debt"). Pursuant to the terms and provisions of the Walters Settlement Agreement: (i) we agreed to settle the Debt by issuing to Walters and/or his designates 1,687,500 shares of our restricted Common Stock at the rate of $0.08 per share (which amount is based upon the average of the open and close price of $0.08 of our shares of Common Stock traded on the OTC Bulletin Board between September 19, 2004 and September 29, 2004); and (ii) Walters agreed to convert the Debt and accept the issuance of the 1,687,500 shares of our restricted Common Stock as full and complete satisfaction of the Debt. We issued the 1,687,500 shares of restricted Common Stock to Walters pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act of 1933.

Simultaneously, Walters and Carlingford Investments Limited ("Carlingford") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004 (the "Carlingford/Walters Agreement"). Pursuant to the terms and provisions of the Carlingford/Walters
Agreement: (i) Walters agreed to transfer to Carlingford 1,250,000 shares of our restricted Common Stock in consideration for a debt due and owing by Walters to Carlingford; and (ii) Carlingford agreed to accept the transfer of the 1,250,000 shares of restricted Common Stock as settlement of the debt.

Simultaneously, Walters and Silsastri Yani (the "Walters Creditor") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004 (the "Creditor/Walters Agreement"). Pursuant to the terms and provisions of the Creditor/Walters Agreement: (i) Walters agreed to transfer to the Walters Creditor 437,500 shares of our restricted Common Stock in consideration for a debt due and owing by Walters to the Walters Creditor; and (ii) the Walters Creditor agreed to accept the transfer of the 437,500 shares of restricted Common Stock as settlement of the debt.

In accordance with a letter of instruction from Walters and the terms and provisions of the Walters Settlement Agreement, we issued 1,250,000 shares of our restricted Common Stock to Carlingford and 437,500 shares of our restricted Common Stock to the Walters Creditor, pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act.

(b) We entered into a settlement agreement dated September 29, 2004 with Carlingford (the "Carlingford Settlement Agreement") regarding: (i) the settlement of an aggregate amount of $28,113.70 due and owing to Carlingford by us relating to cash advances in the principal amount of $260,000.00 made by Carlingford and accrued interest thereon in the amount of $28,113.70 (the "Debt"); (ii) the settlement of an aggregate amount of $26,000.00 due and owing to Carlingford by us relating to financial services provided by Carlingford to us (the "Finders' Fee Debt"); and (iii) a partial settlement in the amount of $55,000.00 pertaining to an aggregate amount of $424,713.97 due and owing to Carlingford by us relating to convertible loan agreements in the principal amount of $355,000 and accrued interest thereon in the amount of $ 69,713.97 (the "Convertible Loan Debt"). Pursuant to the terms and provisions of the Carlingford Settlement Agreement: (i) we agreed to settle the Debt, the Finders' Fee Debt and a portion of the Convertible Loan Debt by issuing to Carlingford and/or its designates an aggregate of 2,280,440 shares of our restricted Common Stock at the rate of $0.075 per share (which amount is based upon the average of the open and close price of $0.08 of our shares of Common Stock traded on the OTC Bulletin Board between September 19, 2004 and September 29, 2004) and 687,500 warrants entitling Carlingford and/or its designates to purchase a share of our restricted Common Stock at $0.20 per share expiring September 29, 2009; and (ii) Carlingford agreed to convert the Debt, the Finders' Fee Debt and a portion of the Convertible Loan Debt and accept the issuance of an aggregate of 2,280,440 shares of our restricted Common Stock and 687,500 warrants as full and complete satisfaction of the Debt and the Finders' Fee Debt and as partial satisfaction of the Convertible Loan Debt in the amount of $55,000.00.

Simultaneously, Carlingford and Richard AH. Siagian, Antonius LM. Pakpahan, Stephen Walters and Stephen Taylor, (collectively, the "Carlingford Creditors") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004, respectively (the "Carlingford/Creditor Agreement"). Pursuant to the terms and provisions of each of the Carlingford/Creditor Agreements: (i) Carlingford agreed to transfer to the Carlingford Creditors an aggregate of 2,280,440 shares of our restricted Common Stock and an aggregate of 687,500 warrants in consideration for debts due and owing by Carlingford to the Carlingford Creditors; and (ii) the Carlingford Creditors agreed to accept the transfer of a proportionate amount of the 2,280,440 shares of restricted Common Stock and 687,500 warrants as settlement of their respective debt.

In accordance with a letter of instruction from Carlingford and the terms and provisions of the Carlingford Settlement Agreement, we issued an aggregate of 2,280,440 shares of our restricted Common Stock and 687,500 warrants as follows: (i) 269,835 shares of restricted Common Stock to Carlingford; and (ii) 2,010,605 shares of restricted Common Stock and 687,500 warrants to the Carlingford Creditors in proportion to their respective debt pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act.

(c) We entered into a settlement agreement with Asia Pacific Inc. ("Asia Pacific") dated September 29, 2004 (the "Asia Pacific Settlement Agreement"), regarding the settlement of: (i) an aggregate amount of $150,090.00 due and owing to Asia Pacific by us relating to cash advances in the principal amount of $128,625.00 and accrued interest thereon in the amount of $21,465.00 (the "Debt"); and (ii) an aggregate amount of $12,500.00 due and owing to Asia Pacific by us relating to financial services provided by Asia Pacific to us (the "Finders' Fee Debt"). Pursuant to the terms and provisions of the Asia Pacific Settlement Agreement: (i)we agreed to settle the Debt and the Finders' Fee Debt by issuing to Asia Pacific and/or its designates an aggregate of 2,167,867 shares of our restricted Common Stock at the rate of $0.075 per share (which amount is based upon the average of the open and close price of $0.08 of our shares of common stock traded on the OTC Bulletin Board between September 19 and September 29, 2004) and 1,715,000 warrants entitling Asia Pacific and/or its designates to purchase a share of our restricted Common Stock at $0.20 per share expiring September 29, 2009; and (ii) Asia Pacific agreed to convert the Debt and the Finders' Fee Debt and accept the issuance of an aggregate of 2,167,867 shares of our restricted Common Stock and the 1,715,000 warrants as full and complete satisfaction of the Debt and the Finders' Fee Debt.

Simultaneously, Asia Pacific and Richard AH. Siagian, Antonius LM. Pakpahan, Silsastri Yani, Adhe Silviani Carlingford Investments Limited and Thomas A. Harmusial (collectively, the "Asia Pacific Creditors") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004, respectively (the "Asia Pacific/Creditor Agreement"). Pursuant to the terms and provisions of the Asia Pacific/Creditor
Agreement: (i) Asia Pacific agreed to transfer to the Asia Pacific Creditors an aggregate of 2,167,687 shares of our restricted Common Stock and an aggregate of 1,715,000 warrants in consideration for debts due and owing by Asia Pacific to the Asia Pacific Creditors; and (ii) the Asia Pacific Creditors agreed to accept the transfer of a proportionate amount of the 2,167,867 shares of our restricted Common Stock and 1,715,000 warrants as settlement of their debt.

In accordance with a letter of instruction from Asia Pacific and the terms and provisions of the Asia Pacific Settlement Agreement, we issued an aggregate of 2,167,687 shares of our restricted Common Stock and 1,715,000 warrants to the Asia Pacific Creditors in proportion to their respective debts, pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act.

(d) We entered into a settlement agreement with Asia Consulting Inc. ("Asia Consulting") dated September 29, 2004 (the "Asia Consulting Settlement Agreement"), regarding the settlement of an aggregate amount of $45,000.00 due and owing to Asia Consulting by us relating to managerial and consulting services provided by Asia Consulting to us (the "Debt"). Pursuant to the terms and provisions of the Asia Consulting Settlement Agreement: (i) we agreed to settle the Debt by issuing to Asia Consulting and/or its designates 562,500 shares of our restricted Common Stock at the rate of $0.08 per share (which amount is based upon the average of the open and close price of $0.08 of our shares of Common Stock traded on the OTC Bulletin Board between September 19, 2004 and September 29, 2004); and (ii) Asia Consulting agreed to convert the Debt and accept the issuance of the 562,500 shares of our restricted Common Stock as full and complete satisfaction of the Debt.

Simultaneously, Asia Consulting and Antonius LM. Pakpahan and Silsastri Yani, (collectively, the "Asia Consulting Creditors") entered into an agreement for acquisition of securities and investor representation letter dated September 29, 2004, respectively (the "Asia Consulting/Creditor Agreement"). Pursuant to the terms and provisions of the Asia Consulting/Creditor Agreement: (i) Asia Consulting agreed to transfer to the Asia Consulting Creditors an aggregate of 562,500 shares of our restricted Common Stock in consideration for debts due and owing by Asia Consulting to the Asia Consulting Creditors; and (ii) the Asia Consulting Creditors agreed to accept a proportionate amount of the aggregate 562,500 shares of restricted common stock as settlement of their debt.

In accordance with a letter of instruction from Asia Consulting and the terms and provisions of the Asia Consulting Settlement Agreement, we issued an aggregate of 562,500 shares of our restricted Common Stock to the Asia Consulting Creditors in proportion to their debt, pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act.

(vi) On October 25, 2004, our Board of Director approved the execution of a standby equity distribution agreement with Cornell Capital Partners (the "Distribution Agreement"), and issued a convertible compensation debenture to Cornell Capital Partners in the principal amount of $200,000 (the "Compensation Debenture"). Subsequently, on December 15, 2004, we entered into an amendment to the Distribution Agreement with Cornell Capital Partners pursuant to which we issued to Cornell Capital Partners an aggregate of 1,202,779 shares of our restricted Common Stock as a commitment fee in lieu of the Compensation Debenture. As a result the Compensation Debenture has been terminated. Cornell Capital Partners is allowed to sell up to $50,000 in value of the 1,202,779 shares of Common Stock in any thirty-day period.

(vii) On January 24, 2005, our Board of Directors, pursuant to unanimous written consent, authorized and approved the execution of various settlement agreements and the issuance of an aggregate of 3,662,908 shares of our restricted Common Stock, to be effective as of December 31, 2004, as follows:

(a) We entered into a settlement agreement with Asia Pacific dated January 24, 2005, to be effective as of December 31, 2004 (the "December 2004 Asia Pacific Settlement Agreement"), regarding the settlement of an aggregate amount of $30,405.00 due and owing to Asia Pacific by us relating to cash advances in the principal amount of $28,500.00 and accrued interest thereon in the amount of $1,905.00 (the "Debt"). Pursuant to the terms and provisions of the December 2004 Asia Pacific Settlement Agreement: (i) we agreed to settle the Debt by issuing to Asia Pacific and/or its designates an aggregate of 202,700 shares of our restricted Common Stock at the rate of $0.15 per share (which amount is based upon the average of the open and close price of $0.15 of our shares of Common Stock traded on the OTC Bulletin Board between December 21, 2004 and December 31, 2004); and (ii) Asia Pacific agreed to convert the Debt and accept the issuance of an aggregate of 202,700 shares of our restricted Common Stock as full and complete satisfaction of the Debt.

Simultaneously, Asia Pacific and its creditor, Thomas Harmusial ("Harmusial"), entered into an agreement for the acquisition of securities and an investor representation letter dated January 24, 2005, to be effective as of December 31, 2004 (the "Asia Pacific/Harmusial Agreement"). Pursuant to the terms and provisions of the Asia Pacific/Harmusial Agreement: (i) Asia Pacific agreed to transfer to Harmusial an aggregate of 202,700 shares of our restricted Common Stock in consideration for debts due and owing by Asia Pacific to Harmusial; and (ii) Harmusial agreed to accept the transfer of the 202,700 shares of restricted Common Stock as settlement of the debt.

In accordance with a letter of instruction from Asia Pacific and the terms and provisions of the Asia Pacific Settlement Agreement, we issued an aggregate of 202,700 shares of our restricted Common Stock to Harmusial pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act of 1933.

(b) We entered into a settlement agreement with Carlingford dated January 24, 2005, to be effective as of December 31, 2004 (the "December 2004 Carlingford Settlement Agreement") regarding the settlement of an aggregate amount of $253,036.20 due and owing to Carlingford by us relating to cash advances in the principal amount of $245,000.00 made by Carlingford and accrued interest thereon in the amount of $8,036.20 (the "Debt"). Pursuant to the terms and provisions of the December 2004 Carlingford Settlement Agreement: (i) we agreed to settle the Debt by issuing to Carlingford and/or its designates an aggregate of 1,686,908 shares of our restricted Common Stock at the rate of $0.15 per share (which amount is based upon the average of the open and close price of $0.15 of our shares of Common Stock traded on the OTC Bulletin Board between December 21, 2004 and December 31, 2004); and (ii) Carlingford agreed to convert the Debt and accept the issuance of an aggregate of 1,686,908 shares of our restricted Common Stock of the Company as full and complete satisfaction of the Debt.

Simultaneously, Carlingford and Richard AH. Siagian, Antonius LM. Pakpahan, Thomas Harmusial, Silsastri Yani and Adhe D. Silviani (collectively, the "Carlingford Creditors") entered into an agreement for the acquisition of securities and an investor representation letter dated January 24, 2005, to be effective as of December 31, 2004 (collectively, the "Carlingford/Creditor Agreements"). Pursuant to the terms and provisions of each of the Carlingford/Creditor Agreements: (i) Carlingford agreed to proportionately transfer to the Carlingford Creditors an aggregate of 1,686,908 shares of our restricted Common Stock in consideration for debts due and owing by Carlingford to the Carlingford Creditors; and (ii) the Carlingford Creditors agreed to accept the transfer of a proportionate amount of the aggregate 1,686,908 shares of restricted Common Stock as settlement of their respective debt.

In accordance with a letter of instruction from Carlingford and the terms and provisions of the Carlingford Settlement Agreement, we issued an aggregate of 1,686,908 shares of our restricted Common Stock to the Carlingford Creditors in proportion to their respective debt pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act.

(c) We entered into a settlement agreement with Stephen Taylor ("Taoylor"), dated January 24, 2005, to be effective as of December 31, 2004 (the "Taylor Settlement Agreement"), regarding the settlement of an aggregate amount of $28,995.00 due and owing to Taylor by us relating to cash advances in the principal amount of $26,500.00 and accrued interest thereon in the amount of $2,495.00 (the "Debt"). Pursuant to the terms and provisions of the Taylor Settlement Agreement: (i) we agreed to settle the Debt by issuing to Taylor and/or his designates 193,300 shares of our restricted Common Stock at the rate of $0.15 per share (which amount is based upon the average of the open and close price of $0.15 of our shares of Common Stock traded on the OTC Bulletin Board between December 21, 2004 and December 31, 2004); and (ii) Taylor agreed to convert the Debt and accept the issuance of the 193,300 shares of our restricted Common Stock as full and complete satisfaction of the Debt.

Simultaneously, Taylor and a creditor, Adhe D. Silviani ("Siliviani") entered into an agreement for the acquisition of securities and an investor representation letter dated January 24, 2005, to be effective as of December 31, 2004 (the "Taylor/Siliviani Agreement"). Pursuant to the terms and provisions of the Taylor/Siliviani Agreement: (i) Taylor agreed to transfer to Siliviani an aggregate of 193,300 shares of our restricted Common Stock in consideration for debts due and owing by Taylor to Siliviani; and (ii) Siliviani agreed to accept the aggregate 193,300 shares of restricted Common Stock as settlement of the debt.

In accordance with a letter of instruction from Taylor and the terms and provisions of the Taylor Settlement Agreement, we issued an aggregate of 193,300 shares of our restricted Common Stock to Siliviani pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act.

(d) We entered into a settlement agreement with Walters dated January 24, 2005, to be effective as of December 31, 2004 (the "December 2004 Walters Settlement Agreement"), regarding the settlement of an aggregate amount of $75,000.00 due and owing to Walters by us relating to managerial and consulting services provided by Walters pursuant to certain contractual relations between us and Walters (the "Debt"). Pursuant to the terms and provisions of the December 2004 Walters Settlement Agreement: (i) we agreed to settle the Debt by issuing to Walters an aggregate 500,000 shares of our restricted Common Stock at the rate of $0.15 per share (which amount is based upon the average of the open and close price of $0.15 of our shares of Common Stock traded on the OTC Bulletin Board between December 21, 2004 and December 31, 2004); and (ii) Walters agreed to convert the Debt and accept the issuance of the 500,000 shares of our restricted Common Stock as full and complete satisfaction of the Debt. We issued the 500,000 shares of our restricted Common Stock to Walters pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act.

(e) We entered into a settlement agreement with David M. Bouzaid, one of our directors ("Bouzaid"), dated January 24, 2005, to be effective as of December 31, 2004 (the "Bouzaid Settlement Agreement"), regarding the settlement of an aggregate amount of $12,000.00 due and owing to Bouzaid by us relating to managerial and consulting services provided by Bouzaid pursuant to certain contractual relations between us and Bouzaid (the "Debt"). Pursuant to the terms and provisions of the Bouzaid Settlement Agreement: (i) we agreed to settle the Debt by issuing to Bouzaid an aggregate 80,000 shares of our restricted Common Stock at the rate of $0.15 per share (which amount is based upon the average of the open and close price of $0.15 of our shares of Common Stock traded on the OTC Bulletin Board between December 21, 2004 and December 31, 2004); and (ii) Bouzaid agreed to convert the Debt and accept the issuance of the 80,000 shares of our restricted Common Stock as full and complete satisfaction of the Debt. We issued the 80,000 shares of restricted Common Stock to Bouzaid pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act.

(f) We entered into a settlement agreement with Laurie Bewes, one of our directors ("Bewes"), dated January 24, 2005, to be effective as of December 31, 2004 (the "Bewes Settlement Agreement"), regarding the settlement of an aggregate amount of $35,000.00 due and owing to Bewes by us relating to managerial and consulting services provided by Bewes pursuant to certain contractual relations between us and Bewes (the "Debt"). Pursuant to the terms and provisions of the Bewes Settlement Agreement: (i) we agreed to settle the Debt by issuing to Bewes an aggregate 233,333 shares of our restricted Common Stock at the rate of $0.15 per share (which amount is based upon the average of the open and close price of $0.15 of our shares of Common Stock traded on the OTC Bulletin Board between December 21, 2004 and December 31, 2004); and (ii) Bewes agreed to convert the Debt and accept the issuance of the 233,333 shares of our restricted Common Stock as full and complete satisfaction of the Debt. We issued the 233,333 shares of restricted Common Stock to Bewes pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act.

(g) We entered into a settlement agreement with Nathalie Pilon, our prior Chief Financial Officer/Secretary ("Pilon"), dated January 24, 2005, to be effective as of December 31, 2004 (the "Pilon Settlement Agreement"), regarding the settlement of an aggregate amount of $25,000.00 due and owing to Pilon by us relating to managerial and consulting services provided by Pilon pursuant to certain contractual relations between us and Pilon (the "Debt"). Pursuant to the terms and provisions of the Pilon Settlement Agreement: (i) we agreed to settle the Debt by issuing to Pilon an aggregate 166,667 shares of our restricted Common Stock at the rate of $0.15 per share (which amount is based upon the average of the open and close price of $0.15 of our shares of Common Stock traded on the OTC Bulletin Board between December 21, 2004 and December 31, 2004); and (ii) Pilon agreed to convert the Debt and accept the issuance of the 166,667 shares of our restricted Common Stock as full and complete satisfaction of the Debt. We issued the 166,667 shares of our restricted Common Stock to Pilon pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act.

(h) We entered into a settlement agreement with Devlin Jensen, Barristers and Solicitors ("Devlin Jensen") dated January 24, 2005, to be effective as of December 31, 2004 (the "Devlin Jensen Settlement Agreement"), regarding the settlement of an aggregate amount of $90,000.00 due and owing to Devlin Jensen by us relating to legal services rendered by Devlin Jensen to us (the "Debt"). Pursuant to the terms and provisions of the Devlin Jensen Settlement Agreement:
(i) we agreed to settle the Debt by issuing to Devlin Jensen an aggregate 600,000 shares of our restricted Common Stock at the rate of $0.15 per share (which amount is based upon the average of the open and close price of $0.15 of our shares of Common Stock traded on the OTC Bulletin Board between December 21, 2004 and December 31, 2004); and (ii) Devlin Jensen agreed to convert the Debt and accept the issuance of the 600,000 shares of our restricted Common Stock as full and complete satisfaction of the Debt. We issued the 600,000 shares of restricted Common Stock to Devlin Jensen pursuant to the transactional exemption under Section 4(2) and Regulation S of the 1933 Securities Act.

(viii) During fiscal year ended December 31, 2004, we issued an aggregate of 1,050,000 shares of our Common Stock pursuant to the exercise of 1,050,000 Stock Options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

FOR FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

We incurred net losses of approximately ($1,792,300) for fiscal year ended December 31, 2004 compared to a net loss of approximately ($3,230,300) for fiscal year ended December 31, 2003 (an approximate decrease of $1,438,000). Comparative results for fiscal year ended December 31, 2003 include the results of Transax and TDS only from August 14, 2003. The results for the current period include our operations. Analysis of the operating losses for fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003 is as follows.

During fiscal year ended December 31, 2004, we generated approximately $1,199,900 in net revenues compared to approximately $309,589 in net revenues during fiscal year ended December 31, 2003 (an approximate increase of $890,311). The significant increase in revenues is due to the rollout of new software contracts in Brazil.

During fiscal year ended December 31, 2004, we incurred approximately $2,793,500 in operating expenses compared to approximately $3,352,000 in operating expenses during fiscal year ended December 31, 2003 (an approximate decrease of $558,500). The decrease in operating expenses during fiscal year ended December 31, 2004 is primarily due to a decrease in stock based compensation from $1,210,100 during fiscal year ended December 31, 2003 to $502,369 (although cost of product support services increased and such decrease in operating expenses may not be deemed proportional to the increase in revenues during the same period due to the decrease in stock-based compensation expenses during such period and as more particularly described below.)

During fiscal year ended December 31, 2004, payroll and related benefits increased to approximately $364,500 (2003: $302,549) mostly due to
research  and  development   expenditures.  The   cost  of  product
support services increased from approximately $397,900 to $603,586 for fiscal year ended December 31, 2004 due to the rollout of our newest contracts.

During fiscal year ended December 31, 2004, we incurred approximately $127,374 in professional fees compared to approximately $385,563 during fiscal year ended December 31, 2003. This decrease in professional fees is primarily due to a reduction in accounting and legal expenses relating to the merger of Transax. During fiscal year ended December 31, 2004, professional fees consisted mainly of approximately: (i) $41,635 in audit and accounting fees (2003: $89,860);
(ii)  $17,746 in legal fees (2003: $239,872); (iii) $0 in financing fees (2003:
$16,729); and (iv) $67,993 in other professional fees fees (2003: $39,102).

During fiscal year ended December 31, 2004, we incurred approximately $338,900 (2003: $398,181) in related party management and consulting fees. During fiscal year ended December 31, 2004, we incurred general and administrative expenses of approximately $584,800 compared to general and administrative expenses of approximately $364,187 during fiscal year ended December 31, 2003. The higher costs are primarily due to an increase in support services required to maintain operations.

During fiscal year ended December 31, 2004,we incurred approximately $109,000 (2003: $162,891) in investor relations costs. These costs consist mainly of the production of promotional materials directed to shareholders and of communication program and efforts directed to current and potential shareholders.

During fiscal year ended December 31, 2004, we incurred other expenses as follows: (i) $90,956 (2003: $65,032) in interest expense - related party; and
(ii) $64,715 (2003: $-0-) in capital offering costs. The increase in interest expense to related party during fiscal year ended December 31, 2004 is related to an increase in receipt of cash advances from a related party and entering into loan agreements with related parties.

Mr. Walters, our President, Chief Executive Officer and director, derives remuneration from us as compensation for management and consulting services rendered. On January 1, 2004, $38,000 was due to Mr. Waters for fees and expenses incurred during the year ended December 31, 2003. During fiscal year ended December 31, 2004, $99,000 was incurred by us to Mr. Walters for management and consulting services rendered. Furthermore, Mr. Walters has advanced funds to us and incurred expenses on behalf of us. During fiscal year ended December 31, 2004, Mr. Walters was paid $-0- by us for consulting fees. During fiscal year ended December 31, 2004, an aggregate of $135,000 in consulting fees and expenses was settled by us by the issuances of 1,687,500 shares of our restricted Common Stock. At December 31, 2004, Mr. Walters was owed approximately $109,238 for consulting/management fees and incurred expenses.

Ms. Pilon, our prior Chief Financial Officer/Secretary, derived remuneration from us as compensation for management and consulting services rendered. On January 1, 2004, $27,400 was due to Ms. Pilon for fees and expenses incurred during the year ended December 31, 2003. During fiscal year ended December 31, 2004, $64,500 was incurred by us to Ms. Pilon for management and consulting services rendered. Furthermore, Ms. Pilon has incurred expenses on behalf of us. During fiscal year ended December 31, 2004, Ms. Pilon was paid $14,000 by us. At December 31, 2004, Ms. Pilon was owed approximately $55,791 for management / consulting fees and incurred expenses.

As discussed above, the decrease in net loss during fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003 is attributable primarily to the increase in gross revenues and the decrease in stock-based compensation expenses. Our net loss during fiscal year ended December 31, 2004 was approximately ($1,792,190) or ($0.10) per share compared to a net loss of approximately ($3,230,276) or ($0.25) during fiscal year ended December 31, 2003. The weighted average number of shares outstanding was 17,879,799 for fiscal year ended December 31, 2004 compared to 12,953,494 for fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

As of fiscal year ended December 31, 2004, our current assets were approximately $225,835 and our current liabilities were approximately $2,121,600, which resulted in an approximate working capital deficit of $1,895,700. As of fiscal year ended December 31, 2004, our total assets were approximately $789,137 consisting of: (i) $4,090 in cash; (ii) $51,547 in prepaid expenses; (iii) $170,198 in accounts receivable; (iv) $243,044 in net software development costs; and (v) $320,258 in net valuation of property and equipment.

As of fiscal year ended December 31, 2004, our total liabilities were approximately $2,531,224 consisting of: (i) $1,483,800 in long-term and current portion of accounts payable and accrued expenses; (ii) $254,709 due to related parties; (iii) $311,455 in convertible loans from related party; (iv) $168,331 in loan payable from related party; (v) $35,000 in advances payable; (vi) $92,013 in long-term and current portion of capital lease obligation; (vii) $125,000 in convertible debenture payable; and (ix) $60,911 in long-term and current portion of loan payable.

As at December 31, 2004, our current liabilities were approximately $2,121,600 compared to approximately $1,857,300 at December 31, 2003. The increase in current liabilities is due primarily to an increase in accounts payable and accrued expenses and additional loans and cash advances received from a related party to fund operations.

For fiscal year ended December 31, 2004, net cash flow used in operating activities was approximately ($96,700) compared to ($1,097,738) for fiscal year ended December 31, 2003. The change in cash flows used in operating activities is mainly due to the decrease in operating loss for fiscal year ended December 31, 2004.

Net cash flow provided by financing activities during fiscal year ended December 31, 2004 was approximately $554,625 resulting primarily from a loan and cash advances from a related party and proceeds from a convertible debenture compared to approximately $1,319,629 during fiscal year ended December 31, 2003. The borrowings were used to fund operating activities.

Net cash flows used in investing activities amounted to approximately ($490,300) during fiscal year ended December 31, 2004 compared to ($178,413) for fiscal year ended December 31, 2003. During fiscal year ended December 31, 2004, we capitalized software research and development costs while in fiscal year 2003 some of these costs were expenses as part of the costs of product support services.

In summary, based upon the cash flow activities as previously discussed, during fiscal year ended December 31, 2004, our overall cash position decreased by approximately $6,382.

PLAN OF OPERATION

Since inception, we have incurred a cumulative deficit of approximately ($8,480,000), and have a stockholders' deficit of approximately ($1,742,100) as at fiscal year ended December 31, 2004. We expect to continue to incur substantial losses to develop our products and distribution networks, and do not expect to attain profitability in the near future. Since our inception, we have funded operations through short-term borrowings and equity investments in order to meet our strategic objectives. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our software products and distribution networks.

As of the date of this Annual Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to develop, provide and market our information network solutions to healthcare providers, health insurance companies and other end-users, and the continuing ability to generate capital financing. We are optimistic that we will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

We anticipate an increase in operating expenses over the next three years to pay costs associated with such business operations. We must raise additional funds. We may finance these expenses with further issuances of our Common Stock. We believe that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twelve months. Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our existing Common Stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to conduct our business operations successfully, which could significantly and materially restrict our overall business operations.

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $2,000,000 to $5,000,000 of financing designed to fund various commitments and business operations. As of the date of this Annual Report, we have entered into an financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our Common Stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our Common Stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our Common Stock for five trading days immediately preceding the conversion date.

We believe that we can satisfy our cash requirements for the next twelve months based on our ability to enter into additional financing arrangement as necessary. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL LIABILITIES

CONVERTIBLE LOANS

A significant and estimated material liability for us for fiscal year 2005 is the aggregate amount of $311,455 in principal and interest due and owing to a related party. At December 31, 2004, the loans for $200,000 and $100,000 due to a related party were in default. Each principal amount loan is evidenced by a convertible promissory note and is repayable on or before a six-month term. The interest rate is 12% per annum compounded monthly. The related party as the lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into units in our capital at a conversion price of $0.25 per unit (the "Unit"). Each Unit is comprised of one share of our restricted Common Stock and one warrant, and each warrant entitles the holder thereof to purchase one share of our restricted Common Stock at $0.20 per share for a period of twelve months. On September 29, 2004, our Board of Directors reduced the conversion price from $0.25 per unit to $0.08 per unit in order to reflect the current depressed market price of our stock. On March 23, 2005 our board of directors reset the conversion price of the convertible debentures to $0.125 per share

On September 29, 2004, $55,000 of the aggregate amount then due and owing was settled pursuant to the issuance of 687,500 shares of our restricted Common Stock and 687,500 warrants. Each warrant entitles the holder to purchase an additional share of our Common Stock at a price of $ 0.20 until September 29, 2009. We also issued 871,425 shares of our restricted Common Stock to settle $69,714 in interest due on these loans.

LOAN

A significant and estimated material liability for us for fiscal year 2005 is the aggregate amount of $168,331 in principal and interest due and owing to a related party. On March 5, 2004, we borrowed *115,000 (approximately USD $156,860) from such related party. The loan is evidenced by a promissory note and is repayable on or before a twelve-month term. The interest rate is 0.8% per month, compounded. At December 31, 2004, approximately $11,471 in interest was accrued on this loan.

DEBENTURE

A significant and estimated material liability for us for fiscal year 2005 is the aggregate amount of $250,000. On April 1, 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our Common Stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our Common Stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our Common Stock for five trading days immediately preceding the conversion date.

ACCRUED PAYROLL AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2005 is the aggregate amount of $426,800 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereas the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of 60 months. At December 31, 2004, our INSS tax liabilities were approximately$ 139,600 plus $13,800 in interest, penalties and fines. The payment program requires us to pay a monthly fixed amount of approximately $2,560. Discussions are currently ongoing for us to enter into a similar payment plan for the remainder of the payroll tax liabilities. We made the first payment as per the plan in April 2004.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP in the United States. The preparation of those financial statements requires us to make estimates and judgements that affect the reported amount of assets and liabilites at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgements or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that our most critical accounting policies include: recognition of transactions revenues and accounting for stock options and warrants.


ITEM 7. FINANCIAL STATEMENTS

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm..................43

Consolidated Balance Sheet at
December 31, 2004........................................................44

Consolidated  Statements  of  Operations for the years
ended  December 31, 2004 and 2003........................................45

Consolidated  Statements  of Stockholders' Equity
[Deficit]  For the years ended December 31, 2004 and 2003................46

Consolidated  Statements  of  Cash Flows for the
years ended December 31, 2004 and 2003...................................49

Notes to the Consolidated Financial Statements...........................51


TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                   CONTENTS


 Report of Independent Registered Public Accounting Firm...............F-2

  Consolidated Financial Statements:

  Consolidated Balance Sheet...........................................F-3

  Consolidated Statements of Operations................................F-4

  Consolidated Statement of Changes in Stockholders' Deficit...........F-5

  Consolidated Statements of Cash Flows................................F-6

  Notes to Consolidated Financial Statements...................F-7 to F-29

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders' of Transax International Limited.

      We have audited the accompanying consolidated balance sheet of Transax International Limited and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders'
deficit, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting
      Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transax International Limited and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $8.5 million, a working capital deficiency of approximately $1.9 million and a net capital deficiency of approximately $1.8 million at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens, P.C.
Certified Public Accountants
New York, New York
April 15, 2005

FORM 10-KSB
December 31, 200 4
TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2004


Current Assets:
  Cash								   4,090
  Accounts receivable (Net of
  allowance for doubtful accounts of $0)			  170,198
  Prepaid expenses and other current assets			  51,547
								---------
     Total Current Assets  					  225,835

Software Development Costs, net					  243,044

Property and Equipment, net					  320,258
								---------
     Total Assets						  789,137
								=========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current portion of capital lease obligation 			   75,405
  Convertible debenture payable					  125,000
  Current portion of loan payable				   60,911
  Accounts payable and accrued expenses				1,090,740
  Due to related parties 					  254,709
  Advances payable						   35,000
  Loan payable - related party					  168,331
  Convertible loans from related party				  311,455
								---------
     Total Current Liabilities					2,121,551

Accounts payable and accrued expenses, net of current portion	  393,065
Capital Lease Obligation, net of current portion		   16,608
								---------
     Total Liabilities						2,531,224

COMMITMENTS and CONTINGENCIES (Notes 11 and 12)

Stockholders' Deficit:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
  No shares issued and outstanding 					 0
  Common stock $.00001 par value; 100,000,000 shares authorized;
  28,537,211 shares issued and outstanding 			       285
  Paid-in capital 						 6,894,411
  Accumulated deficit 						(8,479,936)
  Deferred compensation						   (94,195)
  Other comprehensive loss -
    Cumulative foreign currency adjustment			   (62,652)
								----------
     Total Stockholders' Deficit				(1,742,087)
								----------
     Total Liabilities and Stockholders' Deficit		  789,137
								==========

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-KSB
December 31, 200 4
TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


REVENUES                                                 1,199,900    309,589

OPERATING EXPENSES:
  Cost of product support services                         603,586    397,942
  Payroll and related benefits                             364,465    302,549
  Research & development costs                             106,807     24,449
  Professional fees                                        127,374    385,563
  Management & consulting fees - related party             338,893    398,181
  Stock based compensation                                 502,369  1,210,100
  Investor relations                                       108,985    162,891
  Depreciation and amortization                             56,211    106,177
  General & administrative                                 584,843    364,187
							----------  ---------
     TOTAL OPERATING EXPENSES                            2,793,532  3,352,039

LOSS FROM OPERATIONS                                   (1,593,632)(3,042,450)

OTHER INCOME (EXPENSES):
  Loss on disposal of fixed assets                               -    (2,588)
  Other income (expense)                                    51,095   (27,616)
  Foreign exchange losses                                 (20,570)    (6,531)
  Interest expense                                       (138,192)   (86,059)
  Interest expense - related party                        (90,956)   (65,032)
							----------  ---------
     TOTAL OTHER EXPENSES                                (198,623)  (187,826)

NET LOSS                                               (1,792,255)(3,230,276)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED                                              (0)        (0)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED 17,879,799 12,953,494

The accompanying notes are an integral part of these consolidated financial statements.

Form 10-KSB
December 31, 200 4
TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2004 and 2003

                                                                                                   ACCUMULATED
                                                                                                      OTHER        TOTAL
                                     COMMON STOCK       SHARE      PAID-IN  ACCUMULATED   DEFERRED  COMPREHENSIVESTOCKHOLDERS'
                                   SHARES   AMOUNT   SUBSCRIPTIONS CAPITAL    DEFICIT   COMPENSATIONINCOME (LOSS)   EQUITY
                                                                                                                 [DEFICIT]
				  ----------   ----   ---------  ---------    --------   ---------    ---------  -----------
Issuance of stock for options      1,206,730    12            -    652,058           -           -            -      652,070
exercised for settlement of debt,
August 28, 2003
Issuance of stock for settlement     100,000     1            -     99,999           -           -            -      100,000
of debt,
August 28, 2003
Issuance of stock for options         87,500     1            -     43,749           -           -            -       43,750
exercised for settlement of debt,
October 22, 2003
Unissued shares (450,000) - for            -     -      225,000          -           -           -            -      225,000
settlement of debt,
November 21, 2003
Unissued shares (45,000) - for             -     -       27,900          -           -           -            -       27,900
finders' fees on cash advances,
November 21, 2003
Issuance of stock for options        162,500     2            -     40,623           -           -            -       40,625
exercised for settlement of debt,
December 3, 2003
Unisssued shares [300,000] for             -     -       75,000          -           -           -            -       75,000
options exercised,
December 31, 2003
Unisssued shares [373,570] for             -     -       93,393          -           -           -            -       93,393
loan conversion - Related Party,
December 31, 2003
Stock options and warrants issued          -     -            -    959,811           -           -            -      959,811
Comprehensive Income (Loss):                                                                                               -
   Net loss for year                       -     -            -          - (3,230,276)           -            -
   Foreign currency translation            -     -            -          -           -           -     (78,793)
adjustments
   Total comprehensive income                                                                                    (3,309,069)
(loss)
				  ----------   ----   ---------  ---------    --------   ---------    ---------  -----------
BALANCE, DECEMBER 31, 2003        14,029,647   141      421,293  4,590,094 (6,687,681)           -       54,676  (1,621,477)
				  ----------   ----   ---------  ---------    --------   ---------    ---------  -----------
Issuance of stock for settlement   1,168,570    12    (421,293)    421,281           -                        -            -
of share subscriptions

Common stock isued for debt       10,147,881   101            -  1,107,253           -           -            -    1,107,354

Common stock issued for services   2,163,334    21            -    222,979           -           -            -      223,000

Cancellation of previously issued  (300,000)   (3)            -   (74,997)           -           -            -     (75,000)
shares

Common stock issued for future     1,327,779    13            -     94,182           -    (94,195)            -            -
services

Stock options and warrants                 -     -            -    502,369           -           -            -      502,369
granted

Beneficial conversion                      -     -            -     31,250           -           -            -       31,250

Comprehensive Income (Loss):
   Net loss for period                     -     -            -          - (1,792,255)           -            -
   Foreign currency translation            -     -            -          -           -           -    (117,328)
adjustments
   Total comprehensive income                                                                                    (1,909,583)
(loss)
				  ----------   ----   ---------  ---------    --------   ---------    ---------  -----------
BALANCE, DECEMBER 31, 2004        28,537,211  $285           $- $6,894,411 $(8,479,936)  $(94,195)    $(62,652) $(1,742,087)
				  ==========  =====   ========= ========== ============  =========    ========= ============


The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-KSB
December 31, 200 4
TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   (1,792,255)(3,230,276)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                              56,211    106,177
     Amortization of development costs                                          83,829     24,449
     Beneficial interest                                                        31,250          -
     Stock based compensation                                                  650,369  1,210,100
     Gain from foreign currency exchange                                             -          -
Changes in assets and liabilities:
     Accounts receivable                                                     (170,198)          -
     Prepaid expenses and other current assets                                (25,916)   (20,477)
     Accounts payable and accrued expenses                                     249,393    435,451
     Accrued interest payable, related party                                    92,573     14,686
     Accrued interest payable                                                        -     10,474
     Due to related parties                                                    478,333    196,104
     Accrued payroll and related expenses                                            -    153,548
     Accounts payable and accrued expenses  - long-term                        393,065      2,026
									    ---------- ----------
NET CASH USED IN OPERATING ACTIVITIES                                           46,655(1,097,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                                     (216,537)  (102,861)
  Acquisition of property and equipment                                      (273,797)   (75,552)
									    ---------- ----------
NET CASH USED IN INVESTING ACTIVITIES                                        (490,334)  (178,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party                                                   82,500    484,045
  Advances from non-related company                                            114,000    526,500
  Repayments under capital lease obligations                                    32,714   (45,916)
  Proceeds from convertible debenture                                          125,000          -
  Proceeds from loan payable                                                    60,911          -
  Proceeds from loan - related party                                           139,500          -
  Proceeds from convertible loans - related party                                    -    355,000
									    ---------- ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      554,625  1,319,629

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (117,328)   (64,113)
									    ---------- ----------
NET DECREASE IN CASH                                                           (6,382)   (20,635)

CASH, BEGINNING OF YEAR                                                         10,472     31,107

CASH, END OF YEAR                                                                4,090     10,472


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                        96,000     22,683
  Cash paid for income taxes                                                         -          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  204,000 shares issued for finders' fees [pre merger]                               -     51,000
  5,000,000 shares issued for cash advances [pre merger]                             -    250,000
  Common stock issued for debt and accrued interest                          1,107,354          -
  Common stock issued for services                                             148,000          -


The accompanying notes are an integral part of these consolidated financial statements.

              TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

The Company

      Transax International Limited ("TNSX" or the "Company") (formerly Vega-Atlantic Corporation) was incorporated in the State of Colorado in 1999. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

On June 19, 2003, as amended on July 22, 2003 and effective August 14, 2003, the Company entered into a Merger Agreement (referred to as the "Agreement" or the "Merger") with Transax Limited ("Transax"), a Colorado private corporation, whereby the Company issued 11,066,207 restricted common shares of the Company in exchange for all of its outstanding shares of Transax. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Transax with the former shareholders of the Company retaining 1,406,710 or approximately 11% of the outstanding stock. The stockholders' equity section reflects the change in the capital structure of Transax due to the recapitalization and the consolidated financial statements reflect the operations of Transax for the periods presented and the operations of TNSX from the acquisition date.

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

      Pursuant to the terms of the Merger Agreement and a corresponding contribution agreement, Transax has contributed to the Company 4,500,000 stock options and 4,100,000 share purchase warrants. Pursuant to further terms of the Agreement, the Company; (i) exchanged with the Transax option holders an aggregate of 4,500,000 stock options to acquire up to 4,500,000 shares of TNSX's common stock to replace all stock options outstanding in Transax; and (ii) exchanged with the Transax warrant holders an aggregate of 4,100,000 share purchase warrants to acquire up to 4,100,000 shares of TNSX's common
stock  to  replace  all  share  purchase  warrants  that  were outstanding   in
Transax.

      On September 22, 2003, the Board of Directors of the Company approved a change in fiscal year end of the Company from March 31st to a calendar year-end of December 31st. The Board of Directors' decision to change the fiscal year end was based upon consummation of the Merger and the resulting continuation of the corporate entity TNSX under the Merger, which has a calendar year end.

      The Company, primarily through its wholly-owned subsidiary TDS Telecommunication Data Systems Ltda. ("TDS"), is an international provider of information network solutions specifically designed for the healthcare providers and health insurance companies. The MedLink Solution {trademark} enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company also has offices located in Miami, Florida, Australia and Brazil.


                                      F-7
                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

The Company (continued)

In prior years the Company was in the development stage.

Basis of presentation

The accompanying consolidated financial statements of the Company present the accounts of Transax for the years ended December 31, 2004 and 2003, including TNSX from the effective date of the merger (August 14, 2003) to December 31, 2003 and all of 2004 (See Note 2). All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated. In prior years the Company was in the development stage.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates used in the preparation of the accompanying financial statements include the allowance for doubtful accounts receivable, the useful lives of property, equipment and software development costs and variables used to determine stock based compensation.

Fair Value of Financial Instruments

      The fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying values due to their short maturities. The values of our debt instruments approximate their carrying values based on rates currently available to us.

Concentrations of Credit Risk

      Financial  instruments  that   potentially   subject  us  to  significant
concentrations of credit risk consist principally of cash and accounts receivable.

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





                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

Concentrations of Credit Risk (continued)

      The Company recognizes an  allowance  for  doubtful  accounts  to  ensure accounts  receivable  are  not  overstated  due  to  uncollectibility  and  are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2004, the allowance for doubtful accounts was $NIL.

      The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

      The Company had net sales to 2 major customers during each of the years ended December 31, 2004 and 2003. These sales accounted for approximately 91% or $1,100,000 and 95% or $294,100 of the total sales for the years 2004 and 2003, respectively.

      The Company maintains its cash in accounts with a major financial institution in the United States and Brazil in the form of demand deposits and money market accounts. Deposits in this bank may exceed the amounts of insurance provided on such deposits. As of December 31, 2004, we had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

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




                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of December 31, 2004, management expects those assets related to its continuing operations to be fully recoverable.

Income Taxes

      The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

      The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end exchange rates, equity is converted historically and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income or loss in stockholders' deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency (TDS
- Brazilian Real, Transax Australia, - Australian dollar and Transax and the Company - USD) are included in the Statement of Operations as incurred.







                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

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

Loss per Share

      Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of common shares outstanding has been retroactively restated for all the periods presented to reflect the effects of the merger. At December 31, 2004, there were options and warrants to purchase 11,526,070 shares of common stock, which could potentially dilute future earnings per share.

Stock Based Compensation

      The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.











                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)

Stock Based Compensation (continued)

      Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003:

                                           Year ended December 31,
                                               2004        2003
       Net loss as reported            $(1,792,255) $(3,230,276)
    Add: total stock-based employee
    compensation expense determined under
    fair value based method, net of related tax
    effect                              (109,568)   (1,258,700)

    Pro forma net loss                 $(1,901,823) $(4,488,976)

       Basic loss per share:
           As reported                 $    (.10)   $    (.25)
             Pro forma                 $    (.11)   $   (.35)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

Comprehensive Loss

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income. Other comprehensive loss, which currently includes only foreign currency translation adjustments, is shown net of tax in the Statement of Changes in Stockholders' Deficit.

Advertising

      Advertising  costs  are expensed when  incurred.   For  the  years  ended
December 31, 2004 and 2003, advertising expense was not material.






                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES (CONTINUED)

Recent accounting pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123" SFAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:


Computer Equipment                          $       516,023
Software                                             75,515
Office Furniture and Equipment                       13,288
Vehicle                                              20,833
Other                                                13,410
                                                    639,069
Accumulated Depreciation and   Amortization       (318,811)
                                                    320,258
                                            $

In 2003, the Company changed the estimated useful lives of certain assets in order to reflect better current circumstances. For the years ended December 31, 2004 and 2003, depreciation expense amounted to approximately $56,000 and $106,000, respectively.






                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 3 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $8,479,936, has a stockholders' deficit of $1,742,087 at December 31, 2004 and has a working capital deficit of $1,895,716. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2005 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2004, these deficiencies (including interest and fines) amounted to approximately $700,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

The Company established the technological feasibility of its MedLink Solutions in the year ended December 31, 2002. Therefore, from Inception to December 31, 2002, all costs incurred in establishing the technological feasibility of the MedLink Solutions were charged to expense when incurred, as required by SFAS No. 2, Accounting for Research and Development Costs.

Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

For the years ended December 31, 2004 and 2003, amortization expense of development costs amounted to $83,829 and $24,449, respectively.

                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004



NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable

At December 31, 2004, the loans for $200,000 and $100,000, due to a related party whose officer is an officer of the Company, were in default. In September 2004, the related party converted principal of $55,000 into 687,500 units of the Company, each unit consisting of one share of common stock of the Company and one warrant exercisable at $0.20 until September 29, 2009. Additionally, in September 2004, the Company re-priced the conversion to reflect the Company's current share price. Therefore, the lender carries the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of the Company at a conversion price of $0.08 per unit. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 for a period of five years. The interest rate of the loan is 12% per annum compounded monthly. On September 29, 2004, the holder of the notes exercised the conversion feature. Accordingly, the Company issued 687,500 shares and 687,500 warrants to purchase common stock of the Company at $.20 per share for the conversion of principal balance of $55,000. The Company also issued 871,425 shares of common stock to settle $69,714 in interest due on these loans. At December 31, 2004, interest due on these two loans amounted to $11,455 and the principal amount due was $300,000. During the years ended December 31, 2004 and 2003, the Company incurred $48,351 and $41,337, respectively, in interest related to these two loans. The Company did not incur beneficial conversion charges because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

Due to Related Parties

As of January 1, 2004 the Company had approximately $188,400 of advances payable and accrued interest due to a related party whose officer is an officer of the Company. During the year ended December 31, 2004, this related party advanced the Company an additional $82,500, for working capital purposes. These advances accrue interest at 1% per month (12% per annum). For the year ended December 31, 2004, the Company accrued $40,744 of interest related to these advances. On September 29, 2004, the Company issued 374,848 shares of common stock to settle $28,114 in interest due to this related party. On December 30, 2004, the Company agreed to issue 1,633,333 shares of common stock and 1,633,333 warrants to purchase 1,633,333 shares of common stock at $.30 per share to settle debt of $245,000 and 53,575 shares of common stock for the settlement of related interest of $8,036. These shares were issued on March 8, 2005 and are included in outstanding shares at December 31, 2004. At December 31, 2004, advances due amounting to $20,905 are included in due to related parties on the accompanying balance sheet.






                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties (continued)

For each of the years ended December 31, 2004 and 2003, the Company incurred $165,000 and $132,000 in management fees to an officer/director of the Company, respectively, including an accrual of a bonus in 2004 of $33,000 that was approved by the board of directors on January 14, 2005. On December 30, 2004, the Company agreed to issue 500,000 shares of common stock at $.15 per share to this officer/director for settlement of $75,000 of this debt. These shares were issued on March 8, 2005 and are included in outstanding shares at December 31, 2004. At December 31, 2004, $142,238 in management fees were outstanding to this officer/director and are included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

For the years ended December 31, 2004 and 2003, the Company incurred approximately $25,600 and $58,700 in consulting fees, respectively, to a company whose director is a director of the Company. On December 30, 2004, the Company agreed to issue 233,333 shares of common stock at $.15 per share to this officer/director for settlement of $35,000 of this debt. These shares were issued on March 8, 2005 and are included in outstanding shares at December 31, 2004. At December 31, 2004, $17,049 in management fees was outstanding to this officer/director and are included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

For the years ended December 31, 2004 and 2003, the Company incurred $62,535 and $96,000 in management fees to a company whose officer is an officer of the operating subsidiary of the Company. At December 31, 2004, $13,535 in management fees was outstanding to this officer and are included in due to related parties on the accompanying balance sheet.

The Company incurred approximately $0 and $30,800 in consulting and management fees in 2004 and 2003, respectively to a former director of the Company who resigned in November 2004. At December 31, 2004, $5,191 in consulting fees and expenses were outstanding to this former director and are included in due to related parties on the accompanying balance sheet.

For the years ended December 31, 2004 and 2003, the Company incurred approximately $73,800 and $69,700 in management fees to a company whose officer is a former officer of the Company. On December 30, 2004, the Company agreed to issue 166,667 shares of common stock at $.15 per share to this officer/director for settlement of $25,000 of this debt. These shares were issued on March 8, 2005 and are included in outstanding shares at December 31, 2004. At December 31, 2004, $55,791 in management fees and expenses were outstanding to this former officer and are included in due to related parties on the accompanying balance sheet.. The Company paid $6,000 in January 2005 and in March 2005 entered into a settlement agreement, whereby the Company will pay $38,300 over 9 months.



                                     F-16
                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Loans Payable

        On March 5, 2004, the Company borrowed Euro 115,000 ($156,860 at December 31, 2004) from an officer of the Company for working capital purposes. The loan accrues 0.8% compounded interest per month, has a term of twelve months, and the debt is repayable quarterly in arrears. As at December 31, 2004, $11,471 in interest was accrued on this loan. As of March 31, 2005, the loan had not been repaid.

NOTE 6 - DEBENTURE PAYABLE

 Pursuant to a Securities Purchase Agreement entered into on October 25, 2004, Cornell Capital Partners is obligated to purchase $250,000 of convertible debentures. The $250,000 will be disbursed as follows: (i) $125,000 was disbursed on October 30, 2004 and (ii) $125,000, within five days of the filing of a Registration Statement that occurred on January 5, 2005. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by stock pledged by certain shareholders of the Company. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. In October 2004, the Company issued $125,000 of debentures under this agreement for net proceeds of $100,000. As of December 31, 2004, the Company accrued interest payable of $1,302 related to this debenture which is included in accounts payable and accrued expenses on the accompanying balance sheet. For the year ended December 31, 2004, the Company recorded an imbedded beneficial conversion amount of $31,250 as interest expense since the debentures were immediately convertible.

On October 25, 2004, in connection with a Standby Equity Distribution Agreement (see Note 8), the Company issued a convertible Compensation Debenture to Cornell Capital Partners in the principal amount of $200,000. On December 15, 2004, the Company and Cornell Capital Partners entered into an amendment (the "Amendment") to the Standby Equity Distribution Agreement dated October 25, 2004 by and between the Company and Cornell Capital Partners. Pursuant to the Amendment, the Company issued to Cornell Capital Partners 1,202,779 shares of the Company's common stock as a commitment fee, in lieu of the compensation debenture. As a result, the compensation debenture has been terminated. Cornell Capital Partners will be permitted to sell up to $50,000 of the commitment fee shares in any 30 day period. In connection with issuance of these shares, the Company valued these common shares at the fair market value on the dates of grant of $.07 per shares or $84,195 based on the quoted trading price and recorded deferred compensation in this amount which will be amortized over the equity funding commitment period of 24 months or less if funded earlier. The commitment period begins once the registration statement for the underlying conversion shares is declared effective or at an earlier date if agreed upon by the parties.


                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 7 - ADVANCES PAYABLE

As of January 1, 2004 the Company had approximately $152,600 of advances payable and accrued interest outstanding to a non-related company and individual. During the year ended December 31, 2004, the Company received $114,000 in cash advances from this non-related party, accrued interest payable of $15,391, and recorded capitalized development costs of $37,500. The advances accrue interest at 1% per month (12% per annum). In February 2004, the Company issued 300,000 shares of its common stock for the settlement of $37,500 of advances payable and $37,500 of accrued expenses to this non-related company. On September 29, 2004, the Company issued 1,715,000 units and 286,200 shares of common stock to settle $128,625 in advances and $21,465 in interest, respectively, due to this non-related party. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 until September 29, 2009.

On December 30, 2004, the Company agreed to issue 176,667 units and 16,633 shares of common stock to settle $26,500 in advances and $2,495 in interest due to this non-related company and individual. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.30 until December 30, 2006. These share were issued on March 8, 2005 and are included in outstanding shares at December 31, 2004. As at December 31, 2004, advances payable amounted to $35,000.

NOTE 8 - INCOME TAXES

As of December 31, 2004, the Company had approximately $3,600,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which begin expiring in 2011, if not utilized. In addition, the Company has approximately $3,625,000 of foreign net operating loss
carryforwards   related  to  the  Company's  Brazilian  subsidiary.     Current
Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to 30% of taxable profits. Transax files its income tax return on a consolidated company basis with TNSX, its legal parent, as U.S. tax rules prohibit the consolidation of its foreign subsidiaries.

Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to prior transactions, the Company's net operating loss carry forwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. The Company has not yet determined the limitation as defined by the Tax Reform Act of 1986. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.







                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004




NOTE 8 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2004 and 2003.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 as follows:

                                         2004                       2003

Computed "expected" tax benefit     $          (636,000)                $(1,098,000)
State income taxes benefit                      (44,000)                   (129,000)
Other                                           (75,000)                   (147,000)
Change in valuation allowance                    755,000                   1,374,000

                               $                       -$                          -

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carry forward      $               2,600,500

Total gross deferred tax assets                       2,600,500

Less valuation allowance                            (2,600,500)

Net deferred tax assets         $                             -

The valuation allowance at December 31, 2004 was $2,600,500. The increase during 2004 was approximately $755,000.





                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 9- FOREIGN OPERATIONS

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


----------------------------
                                                     Year ended December 31,
                                                         2004         2003
                                                ----------------------------
Net sales to Unaffiliated Customers

        Brazil                                  $     1,199,899 $    309,589
        USA                                             -             -
        Singapore                                       -             -
        Australia                                       -             -
        Mauritius                                       -             -
                                                --------------- ------------
                                                      1,199,900      309,589
                                                --------------- ------------
Loss from operations

        Brazil                                      (1,420,343)  (1,446,721)
        USA                                         (1,299,072)  (1,753,628)
        Singapore                                            -      (33,256)
        Australia                                      (32,429)    (108,934)
        Mauritius                                      (41,688)      (9,500)
                                                --------------- ------------
                                                    (2,793,532)  (3,352,039)
                                                --------------- ------------
                                                    (1,593,632)  (3,042,450)
                                                --------------- ------------
Other income (expenses)

        Brazil                                         (90,249)    (105,687)
        USA                                           (105,133)     (90,758)
        Australia                                      (3,241)        8,620
                                                --------------- ------------
                                                     (198,623)     (187,826)
                                                --------------- ------------
Net loss as reported in the
accompanying statements                         $   (1,792,255) $(3,230,276)
                                                --------------- ------------










                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 10 - STOCKHOLDERS' DEFICIT

Common Stock

On August 14, 2003, pursuant to the terms of the Merger, the Company issued 11,066,207 shares of restricted common stock in exchange of all the outstanding shares of Transax limited, including 300,000 shares issued for finder's fees. Nine (9) additional shares were issued pursuant to the Merger, to satisfy rounding of the 2:1 reverse split.

On August 28, 2003, the Company issued 1,206,730 shares of common stock for options exercised for net proceeds of $652,071. The proceeds were utilized for the settlement of existing debt.

On August 28, 2003, the Company issued 100,000 units, at $ 1.00 per unit, in settlement of $100,000 of debt. Each unit is comprised of one common share and one-half warrant. Each warrant entitles the holder to purchase an additional share of THE Company's common stock at $1.50, for a period of 12 months.

On October 22, 2003, the Company issued 87,500 shares of common stock for options exercised, for net proceeds of $43,750. The proceeds were utilized for the settlement of advances payable.

On November 21, 2003, the Company agreed to issue 450,000 units for the conversion of $225,000 of advances payable. Each unit is comprised of one common share and one-half warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $1.00, for a period of 24 months. At December 31, 2003, these units had not yet been issued and were issued on April 18, 2004.

On November 21, 2003, the Company agreed to issue 45,000 shares of common stock for finders' fees for advances. $27,900 is included as stock based compensation in the statement of operations. At December 31, 2003, these shares had not yet been issued and were issued on June 2, 2004.

On December 3, 2003, the Company issued 162,500 shares of common stock for options exercised, for net proceeds of $40,625. The proceeds were utilized for the settlement of advances payable.

On December 31, 2003, the Company agreed to issue 300,000 shares of common stock for options exercised, for net proceeds of $75,000. The proceeds were utilized for the settlement of advances payable. These shares were issued on January 7, 2004.

On December 31, 2003, the Company agreed to issue 373,570 units for the conversion of a $66,195 loan and accrued interest of $27,198 from a related party whose officer is an officer of Company. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.50 for a period of 12 months. These units were issued on January 7, 2004.



                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

On January 26, 2004, the Company issued 300,000 shares of restricted common stock for services rendered, for net value of $75,000, included in the statement of operations for the three-month period ended March 31, 2004 as professional fees. On May 5, 2004, the Company returned to treasury 300,000 restricted shares that had been issued for services rendered on January 26, 2004. The shares were returned for non-performance and the expense was reversed during the three month period ended June 30, 2004.

On February 12, 2004, the Company issued 300,000 shares of common stock for options exercised, for net proceeds of $75,000. The proceeds were utilized for the settlement of advances payable.

On June 11, 2004, the Company issued 150,000 shares of common stock a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.25 based on the quoted trading price and recorded consulting expense of $37,500.

On July 26, 2004, May 2002, in connection with the exercise of stock options, the Company issued 600,000 shares to consultants for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company recorded consulting expense of $36,000 based on the exercise price of the stock options granted ($0.06 per share).

On August 12, 2004, the Company issued 600,000 shares of common stock a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.06 based on the quoted trading price and recorded investor relation expense of $36,000.

On September 29, 2004, the Company issued 374,848 shares of common stock to settle approximately $28,100 in interest due to a related party in relation to cash advances.

On September 29, 2004, 2004, the Company issued 346,667 shares of common stock a company related an officer of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.075 based on the quoted trading price and recorded consulting expense of $26,000.

On September 29, 2004, the Company issued 1,687,500 shares of common stock to settle $135,000 of debt owed to a related party.

On September 29, 2004, the Company granted 1,715,000 units to settle $128,625 in cash advances. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 until September 29, 2009.





                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

On September 29, 2004, 2004, the Company issued 166,667 shares of common stock a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.075 based on the quoted trading price and recorded consulting expense of $12,500.

On September 29, 2004, the Company issued 286,200 shares of common stock to settle $21,465 in interest due in relation to cash advances.

On September 29, 2004, the Company issued 562,500 shares of common stock to settle $45,000 of debt.

On September 29, 2004, the Company granted 687,500 units for conversion of $55,000 of a convertible loan to a related party. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 until September 29, 2009.

On September 29, 2004, the Company issued 871,425 shares of common stock to settle $69,714 in interest due to a related party in relation to a convertible loan.

On October 25, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at the Company's discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay Transax 97% of, or a 3% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. In December 2004, the Company issued to Cornell Capital Partners 1,202,779 shares of the Company's common stock as a commitment fee, in lieu of the compensation debenture. As a result, the compensation debenture has been terminated. Cornell Capital Partners will be permitted to sell up to $50,000 of the commitment fee shares in any 30- period. In connection with the issuance of these shares, the Company valued these common shares at the fair market value on the dates of grant of $.07 per share, or $84,195, based on the quoted trading price and recorded deferred compensation in this amount which will be amortized over the equity funding commitment period of 24 months or less if funded earlier. The unamortized portion is included in Stockholders' Deficit at December 31, 2004. The commitment period begins once the registration statement for the underlying conversion shares is declared effective or at an earlier date if agreed upon by the parties.







                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

In October 2004, the Company issued 125,000 shares of common stock to Monitor Capital, Inc. (Monitor), an unaffiliated registered broker-dealer that has been retained by the Company in connection with the Standby Equity Distribution Agreement. In connection with the issuance of these shares, the Company valued these common shares at the fair market value on the date of grant of $.08 per share, or $10,000, based on the quoted trading price and recorded deferred compensation in this amount which will be amortized over the equity funding commitment period of 24 months or less if funded earlier. The unamortized portion is included in Stockholders' Deficit at December 31, 2004. The commitment period begins once the registration statement for the underlying conversion shares is declared effective or at an earlier date if agreed upon by the parties.

On December 30, 2004, the Company agreed to grant 2,000,000 units for conversion of $300,000 of loans payable to unrelated parties. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.30 until December 30, 2006. Additionally, in connection with these loans, the Company issued 82,908 common shares as settlement of accrued interest payable amounting to $12,436

On December 30, 2004, the Company agreed to issue 1,580,000 shares of common stock to settle $237,000 in amounts due to related parties.

All shares that the Company agreed to issue on December 30, 2004 for the conversion of debt to equity were issued on March 8, 2005 and are included in outstanding shares at December 31, 2004.

Stock Options

On January 14, 2005, the board of directors elected to extend the expiration date of 373,570 warrants from December 31, 2004 to December 31, 2005.

On November 28, 2004, the Company adopted a 2004 Incentive Stock Option Plan (the "Plan"). The Plan provides options to be granted, exercisable for a maximum of 2,500,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan is determined by a committee.

On July 26, 2004, the Company granted options to purchase 600,000 shares of common stock to a consultant for serviced rendered. The options expire on August 14, 2008 and are exercisable at $0.06 per share, which was the fair market value of the common stock at the grant date. These options were valued using the Black-Scholes pricing method at a fair value of $0.058 per option. Accordingly, the Company recorded stock-based compensation expense of $34,900.





                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

On December 31, 2004, the Company granted options to purchase 750,000 shares of common stock to certain employees of the Company with an exercise price of $0.20. The exercise price on the date of grant exceeded the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These stock options expire on December 30, 2009.

A summary of the status of the Company's outstanding stock options as of December 31, 2004 and 2003 and changes during the years then ended is as follows:

							Weighted

							Average
							Exercise
                                                  Shares         Price
                                              --------------      ---

Outstanding at December 30, 2002                   4,500,000    $0.36
Granted                                            2,774,040     0.37
Exercised                                         (2,200,000)   (0.37)
Cancelled                                         (2,799,040)   (2.30)
                                               --------------      ---

Outstanding at December 31, 2003                   2,275,000     0.43
        Granted                                    1,800,000     0.14
        Exercised                                 (1,050,000)   (0.14)
        Forfeited                                   (600,000)   (0.50)

Outstanding at December 31, 2004        	   2,425,000   $ 0.41
                                               ==============    ====

Options exercisable at end of year                 2,425,000     $0.41
						==============   =====

          Weighted-average fair value of options
               granted during the year           2004             2003
                                           --------------    -------------
                                                  $0.14        $0.57

The following information applies to options outstanding at December 31, 2004:

                                    Options Outstanding    Options Exercisable
                                  ----------------------   --------------------
                                                         Weighted
                                                          Average
Weighted                     Weighted
                                                        Remaining
Average                      Average
                                                       Contractual
Exercise                     Exercise
Range of Exercise Prices     Shares      Life (Years)  Price   Shares     Price
------------------------    -----------  ------------  -----    ----    --------
     $0.50                  1,675,000          3.62    $0.50  1,675,000   $ 0.50
     $0.20                    750,000          5.00    $0.20    750,000   $ 0.20

The exercise price of all options granted by the Company equals or exceeded the market price at the date of grant. Accordingly, no compensation expense has been recognized on options granted to employees and directors.






                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

On September 29, 2004, in connection with a conversion of debt, the Company granted 2,402,500 warrants to purchase 2,402,500 shares of common stock at $0.20 per share. The warrants expire on September 29, 2009. The fair value of this warrant grant was estimated at $0.096 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 191 percent; risk-free interest rate of 3.15 percent and an expected holding periods of 5.00 years. In connection with these warrants, the Company recorded stock-based compensation expense of $230,111 for the year ended December 31, 2004.

On December 31, 2004, in connection with a conversion of debt, the Company granted 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.30 per share. The warrants expire on December 30, 2006. The fair value of this warrant grant was estimated at $0.118 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 201 percent; risk-free interest rate of 3.50 percent and an expected holding periods of 2.00 years. In connection with these warrants, the Company recorded stock-based compensation expense of $237,358 for the year ended December 31, 2004.

A summary of the status of the Company's outstanding stock warrants as of December 31, 2004 and 2003 and changes during the years is as follows:

                                  Weighted Average  Exercise
                                      Shares         Price
                                 ----------------- -----------
Outstanding at December 31, 2002                -     $   -
Granted                                 4,748,570      0.95
Exercised                                       -         -
Forfeited                                       -         -

Outstanding at December 31, 2003        4,748,570      0.95
Granted                                 4,402,500      0.25
Exercised                                 (50,000)    (1.50)
Forfeited

Outstanding at December 31, 2004        9,101,070   $  1.00
                                   ==============   ========

Warrants exercisable at end of year     9,101,070   $   0.61
				   ==============   ========

        	                         2004             2003
	                            -------------- --------------
Weighted-average fair value of warrants
 granted during the year                 $0.25             $0.95






                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

The following information applies to all warrants outstanding at December 31, 2004:

                           Warrants          Outstanding Warrants Exercisable
                 ------------------------          -------------------------
                                              Weighted
                                              Average
Weighted         Weighted                    Remaining
Average          Average                     Contractual
Exercise         Exercise		   Range of Exercise Prices
		 Shares	       Life (Years) 	 Price          Shares    Price
------------   ------------    ------------     -----------    ---------- -----
     $1.00      4,325,000         3.61           $1.00         4,325,000  1.00
      $0.50       373,570         1.00           $0.50           373,570  0.50
     $0.30      2,000,000         2.00           $0.30         2,000,000  0.30
     $020       2,402,500	  4.75           0.20 	       2,402,500  0.20

In 2003, for financial statement purposes, the fair market value of each stock option and stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 2.44%, volatility of 136.11% and expected term of 5 years. In the year ended December 31, 2003, under SFAS No 123, the Company incurred a stock based compensation cost of $919,500 for the issuance of options, and $211,700 for the issuance of warrants.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Rent

The Company has an operating lease for rental of office space in Brazil, renewable on an annual basis. Rent expense amounted to approximately $62,300 and $46,000 and is classified as part of general and administrative expenses in the statement of operations for each of the years ended December 31 2004 and 2003, respectively.

Leases

The Company acquired Point-of-Sale terminals and computer equipment under capital leases that have been capitalized for approximately $270,800, and are included in property and equipment. During 2004, the Company leased additional computer equipment amounting to approximately $130,000 under capital ease arrangements. Depreciation expense included in the statement of operations is approximately $45,000 and $29,600 for each of the years ended December 31, 2004 and 2003, respectively.. Interest expense related to these leases for the years ended December 31, 2004 and 2003 was approximately $16,800 and $22,700, respectively.

The minimum lease payments under these capital leases are as follows:

      For the year ending December 31,

              2005     $75,405 (included in current liabilities)
              2006    $16,608

                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004

NOTE 12 - LITIGATION

  An action has been brought against the Company by its former stock transfer agent which alleges, among other items, that the Company breached its contract with the transfer agent. The Company has filed an answer to the action and a portion of the action has been dismissed by the court. The Company intends to vigorously defend itself against the remainder of the action. Counsel has advised the Company that there is a better than fifty percent chance that a potential loss will be incurred. Accordingly, an accrual of $50,000 has been recorded at December 31, 2004.

NOTE 13 - SUBSEQUENT EVENTS

On January 14, 2005, the Company entered into a six-month consulting contract for business development services. In connection with the agreement, the Company issued 400,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.16 based on the quoted trading price and recorded deferred consulting expense of $64,000 to be amortized over the service period.

On January 14, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 100,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.16 based on the quoted trading price and recorded deferred consulting expense of $16,000 to be amortized over the service period.
On January 14, 2005, the board of directors voted to increase the compensation paid to a Company owned by the Company's Chief Executive Officer from $11,000 per month to $13,750 per month. Additionally, the board approved a bonus to the CEO of 25% of 2004 payments made ($33,000).


On March 23, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 150,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.14 based on the quoted trading price and recorded deferred consulting expense of $21,000 to be amortized over the service period.

On March 23, 2005, the Company modified the terms of its convertible loans to a related party. Under the modified terms, $200,000 of principal due under the convertible loans is due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $.25 per share for a period of two years from the conversion date.

On March 28, 2005, the Company issued 400,000 shares of common stock to settle approximately $50,500 in debt due to a related party.



                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 2004





NOTE 13 - SUBSEQUENT EVENTS  (CONTINUED)

 On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship (the "Investor"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. In April 2005, Company recorded an imbedded beneficial conversion amount of $62,500 as interest expense since the debentures were immediately convertible.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Our principal independent accountants from September 22, 2003 to the current date is Moore Stephens, P.C., 708 Third Avenue, New York, New York 10017-4109.


ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Stephen Walters, our Chief Executive Officer ("CEO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, Mr. Walters concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXCUTIVE OFFICERS

As of the date of this Annual Report, our directors and executive officers are as follows:

Name                        Age                      Position

Stephen  Walters            46		President / Chief Executive Officer/
                                      Chief   Financial   Officer  and Director

Laurie Bewes, BBA           52			     Director

David M. Bouzaid            49			     Director

BIOGRAPHIES OF OFFICERS AND DIRECTORS

STEPHEN WALTERS is our President, Chief Executive Officer/Chief Financial Officer and a director. Mr. Walters currently is the President, Chief Executive Officer and a director of Transax. Mr. Walters has more than 15 years of business experience in the Asia-Pacific Region. He is responsible for corporate development initiatives that have seen a successful restructuring of the predecessor company. Mr. Walters is also the founder and principal of the Carlingford Group of companies based in Singapore. In the past thirty six months, Mr. Walters has raised over $6,000,000 for investment in promising early stage technology companies principally from North America and to expand their operations to the Asia-Pacific region through the establishment of joint ventures with strategic partners and licensing arrangements. The Carlingford Group focuses on companies in the biomedical, computer network and wireless telecommunications industries. Mr. Walters possesses an in depth knowledge of the public markets having previously acted as President and Chief Executive Officer of a US public company. Mr. Walters currently is a director of a publicly traded company in Canada.

LAURIE BEWES is one of our directors. Mr. Bewes currently is a director of Transax. Mr. Bewes has a Bachelor of Business Administration (RMIT) and is a member of the Australian Institute of Company Directors (MAICD). His business background over the past 20 years includes joint ventures, business development, mergers, infrastructure privatization and start-ups across South America (Argentina and Brazil), Asia (Indonesia, Singapore and Malaysia) and Australia/New Zealand. Mr. Bewes has worked in various senior executive positions for companies such as P & O, ANL and TNT.

DAVID BOUZAID is one of our directors. Mr. Bouzaid currently is a director of Transax. Mr. Bouzaid has accumulated 28 years' experience in the health insurance industry within Asia and the Australasia region. Mr. Bouzaid specializes in New Business Development within the health insurance industry and over the past four years he has gained a wealth of experience in Global Healthcare Insurance. Mr. Bouzaid is currently regional director (Asia-Pacific) for Interglobal Insurance Services Ltd. based in Bangkok, Thailand.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As of the date of this Annual Report, none of our directors or executive officers is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

AUDIT COMMITTEE

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Our Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

AUDIT COMMITTEE FINANCIAL EXPERT

As of the date of this Annual Report, our Board of Directors has determined that we do not have an audit committee financial expert nor do we have an audit committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

As of the date of this Annual Report, certain of our executive officers are compensated for their roles as executive officers. Officers and directors are reimbursed for any out-of-pocket expenses incurred by them on behalf of us. None of our directors or executive officers are party to written employment or consulting agreements with us. We have, however, informal month-to-month verbal agreements with certain executive officers. As of the date of this Annual Report, Mr. Walters derives remuneration from us as compensation for consulting services rendered. See "Summary Compensation Table". We presently do not have any pension, health, annuity, insurance, profit sharing or similar benefit plans.

WALTERS CONSULTING AGREEMENT

We entered into a verbal month-to-month consulting services agreement with Stephen Walters, our President/Chief Executive Officer (the "Walters Consulting Agreement"). Pursuant to the terms and provisions of the Walters Consulting
Agreement: (i) Mr. Walters provides managerial services to us; and (ii) Mr. Walters shall be paid a monthly fee of $11,000.00 US Dollars for a potential annual salary of $132,000.00, and reimbursement of expenses.

During fiscal year ended December 31, 2004, an aggregate of $132,000 in consulting fees was incurred to Mr. Walters for services rendered by Mr. Walters to us under the Walters Consulting Agreement. During fiscal year ended December 31, 2004, we paid $-0- to Mr. Walters as compensation for services rendered to us under the Walters Consulting Agreement. On December 31, 2004, we issued 500,000 shares of restricted Common Stock to Mr. Walters for settlement of $75,000 of the amount due and owing to Mr. Walters. As of December 31, 2004, an aggregate amount of $109,238 remains due and owing to Mr. Walters by us. As of the date of this Annual Report, a further $50,500 of the amount due and owing has been settled by us by issuance of 400,000 shares of our restricted Common Stock at $0.12625 per share. In January 2005, we amended the terms of the Walters Consulting Agreement to a monthly fee of $13,750 per month for a potential annual salary of $165,000, and awarded Mr. Walters a 2004 bonus of $33,000.

SMITH CONSULTING AGREEMENT

We entered into a verbal month-to-month consulting services agreement with Graeme Smith, our prior Vice President and director (the "Smith Consulting Agreement"). Pursuant to the terms and provisions of the Smith Consulting
Agreement: (i) Mr. Smith agreed to provide technical and managerial services to us; and (ii) Mr. Smith shall be paid a per diem fee of $450.00 US Dollars, and reimbursement of expenses.

During fiscal year ended December 31, 2003, an aggregate of $30,755 in consulting fees was incurred to Mr. Smith for services rendered by Mr. Smith to us under the Smith Consulting Agreement. During fiscal year ended December 31, 2003, we paid $24,355 to Mr. Smith as compensation for services rendered to us under the Smith Consulting Agreement. As of December 31, 2004, an aggregate amount of $5,191 in consulting fees and expenses remain due and owing to Mr. Smith by us. Mr. Smith tendered his resignation as our Vice President and a director effective November 10 2004.

PILON CONSULTING AGREEMENT

We entered into a verbal month-to-month consulting services agreement with Nathalie Pilon, our prior Chief Financial Officer (the "Pilon Consulting Agreement"). Pursuant to the terms and provisions of the Pilon Consulting
Agreement: (i) Ms. Pilon agreed to provide financial, administrative and managerial services to us; and (ii) Ms. Pilon shall be paid a monthly fee of
$7,500.00 US Dollars for a potential annual salary of $82,500, and reimbursement of expenses.

During fiscal year ended December 31, 2004, an aggregate of $73,800 in fees was incurred to Ms. Pilon for services rendered by Ms. Pilon to us under the Pilon Consulting Agreement. During fiscal year ended December 31, 2004, we paid $-0-to Ms. Pilon as compensation for services rendered to us under the Pilon Consulting Agreement. On December 31, 2004, we issued 166,667 shares of restricted Common Stock to Ms. Pilon for settlement of $25,000 of the amount due and owing to Ms. Pilon. As of December 31, 2004, an aggregate amount of $55,791 for consulting fees remains due and owing to Ms. Pilon by us. Ms. Pilon tendered her resignation as our Chief Financial Officer effective January 28 2005. In March 2005, we entered into a settlement agreement with Ms. Pilon regarding payment of $38,300 in settlement of all amounts due.

BEWES CONSULTING AGREEMENT

We entered into a verbal month-to-month consulting services agreement with Laurie Bewes, one of our directors (the "Bewes Consulting Agreement"). Pursuant to the terms and provisions of the Bewes Consulting Agreement: (i) Mr. Bewes agreed to provide managerial and developmental services to us; and (ii) Mr. Bewes shall be paid a monthly fee of AUD $10,000 (USD approximately $6,600) for a potential annual salary of AUD $120,000 (USD approximately $79,200) and reimbursement of expenses.

During fiscal year ended December 31, 2003, an aggregate of USD $58,724 in fees was incurred to Mr. Bewes for services rendered by Mr. Bewes to us under the Bewes Consulting Agreement. During fiscal year ended December 31, 2004, we paid $ 43,064 to Mr. Bewes as compensation for services rendered to us under the Bewes Consulting Agreement. As of December 31, 2004, an aggregate amount of $ 28,785 remains due and owing to Mr. Bewes by us.

DE CASTRO CONSULTING AGREEMENT

We entered into a consulting services agreement with Americo De Castro, an executive officer of our subsidiary (the "De Castro Consulting Agreement"). Pursuant to the terms and provisions of the De Castro Consulting Agreement: (i) Mr. De Castro agreed to provide technical, research and developmental services to our subsidiary; and (ii) Mr. De Castro shall be paid a monthly fee of $8,000.00 US Dollars for an aggregate annual salary of $96,000.00, and reimbursement of expenses.

During fiscal year ended December 31, 2004, an aggregate of $96,000 in fees was incurred to Mr. De Castro for services rendered by Mr. De Castro to our subsidiary under the De Castro Consulting Agreement. During fiscal year ended December 31, 2004, we paid $88,465 to Mr. De Castro as compensation for services rendered to our subsidiary under the De Castro Consulting Agreement. As of December 31, 2004, an aggregate amount of $7,535 remains due and owing to Mr. De Castro by us.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table below reflects those amounts received as compensation by our executive officers and directors during fiscal years ended December 31, 2002, 2003 and 2004 from us.


                         ANNUAL COMPENSATION		        LONG TERM  COMPEN.
Name and                Year	Salary	Other		   Securities Underlying Options
Principal Position
                                           (1)
Stephen Walters   	2004	0	$132,000		     250,000
President and  Chief    2003    0       $132,000		     750,000
Executive Officer       2002	0       $120,000			   0

                                           (1)
Nathalie Pilon   	2004	0	$73,800			     150,000
Prior Chief
Financial Officer       2003	0	$69,700			     100,000

(1) Pursuant to contractual arrangements between us and the respective officer.

STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR


OPTION/SAR GRANTS IN LAST FISCAL YEAR
Name            Number of Securities Underlying OptionsPercent of Total Options GrantedExercise PriceDate of Expiration
 Stephen Walters                                250,000                        5.00%         $0.20          12/30/09
Laurie Bewes                                    125,000                        1.50%         $0.20          12/30/09

David Bouziad                                   125,000                        0.01%         $0.20          12/30/09
Nathalie Pilon                                  150,000                        0.01%         $0.20	    12/30/09


ITEM 11. SECURITY  OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

As of the date of this Annual Report, there are 28,537,211 shares of Common Stock issued and outstanding. The following table sets forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.



Title of Class     Name and Address of                   Amount and     Percent of
                   Beneficial Owner                      Nature of	Class
	                                                 beneficial
                                                         Ownership


Common Stock       Stephen Walters                (1)(2) 2,134,819	    6.70%
	           Bali View Block A4/7
                   Jl. Cirendeu Raya 40
	           Jakarta Selatan 13419
		   Indonesia

Common Stock	   Carlingford Investments Ltd.   (1)(3) 8,718,788	   31.56%
	           80 Raffles Place
	           #16-20 UOB Plaza II
		   Singapore 048624

Common Stock	   Laurie Bewes                   (1)(4)   733,333	    2.92%
		   429 Willarong Road
		   Caringbah, Australia
		   NSW 2229


Common Stock	   David Bouzaid                  (1)(5)   337,500	    1.35%
	           Jl. Bangka 7 Dalam No.3A
		   Kemang Jakarta Selatan 12730
	           Indonesia

Common Stock	   All officers and directors
		   as a group (3 persons)	     (6)

 (1)
   These are restricted shares of Common Stock.
(2)
   Mr. Walters is our President/Chief Executive Officer and a director. This figure includes: (i) 1,134,819 shares of Common Stock held of record by Mr. Walters; (ii) an assumption of the exercise by Mr. Walters of an aggregate of 750,000 Stock Options granted to Mr. Walters to acquire 750,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008 and 250,000 stock options to acquire 250,000 shares of Common Stock at $0.20 per share expiring on December 30, 2009. As of the date of this Annual Report, no Stock Options have been exercised.
(3)
  This figure includes: (i) 5,970,455 shares of Common Stock held of record by Carlingford Investments Limited ; (ii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 2,700,000 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 2,700,000 shares of Common Stock at a price of $1.00 per share expiring on August 14, 2008; and (iiii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 48,333 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 48,333 shares of Common Stock at a price of $0.20 per share expiring on September 29, 2009. As of the date of this Current Report, no Warrants have been exercised.
 (4)
  This figure includes: (i) 458,333  shares of Common Stock held of record; and
(ii) an assumption of the exercise by Mr. Bewes of an aggregate of 200,000 Stock Options granted to Mr. Bewes to acquire 200,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008 and 125,000 stock options to acquire 125,000 shares of Common Stock at $0.20 per share expiring on December 30, 2009.
(5)
      This figure includes: (i) 130,000 shares of Common Stock held of record; and (ii) an assumption of the exercise by Mr. Bouzaid of an aggregate of 200,000 Stock Options granted to Mr. Bouzaid to acquire 200,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008 and 125,000 stock options to acquire 125,000 shares of Common Stock at $0.20 per share expiring on December 30, 2009.
(6)
    This  figure includes: (i) 7,510,274 shares of Common Stock held of record;
(ii) an assumption of the exercise of an aggregate of 2,748,333 Warrants to acquire 2,748,333 shares of Common Stock; and (iii) an assumption of the exercise of an aggregate of 1,682,500 Stock Options to acquire 1,682,500 shares of Common Stock.

There are  no arrangements or understandings among the entities and individuals
referenced  above   or  their  respective  associates  concerning  election  of directors or other any other matters which may require shareholder approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With the exception of the current month-to-month contractual relations between us and certain of our executive officers as described above, as of the date of this Annual Report, we have not entered into any contractual arrangements with related parties other than those transactions resulting primarily from advances made by related parties to us. Our Board of Directors has not adopted or approved any policy regarding possible future transactions with related third parties.

Our executive officers and directors may be engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. Our executive officers and directors may have other business interests to which they may devote a portion of their time. Certain conflicts of interest, therefore, may arise between us and our executive officers and directors. Such conflicts can be resolved through the exercise by such executive officers and directors of judgment consistent with their fiduciary duties to us. Our executive officers and directors intend to resolve such conflicts in the best interests of us. Moreover, the executive officers and directors will devote his time to our affairs as they deem necessary.

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

Our officers and directors are accountable to our shareholders as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where we have failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their equity interest due to a breach of a fiduciary duty by one of our officers or directors in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from us. We may not be liable to its shareholders for errors in judgment or other acts or omissions not amounting to intentional acts.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers or controlling persons in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have has no agreements with any of our directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is being sought.


ITEM 13. EXHIBITS.

(a)   The   following   exhibits   are   filed   as part of this Annual Report:

                   10.1 2004 Stock Option Plan effective January 1, 2004.

                   33.1 Certification  of Chief Executive Officer  Pursuant  to
                        Rule 13a-14(a) or 15d-14(a).

                   33.1 Certification  of  Chief  Financial Officer Pursuant to
                        Rule 13a-14(a) or 15d-14(a).

                   33.1 Certifications Under Section  1350  as Adopted Pursuant
                        to Section 906 of the Sarbanes -Oxley Act.


ITEM 14. PROFESSIONAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

 During fiscal year ended December 31, 2004, we incurred approximately $46,000 in fees to our principal independent accountant for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended December 31, 2004 and for the review of our financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

During fiscal year ended December 31, 2004, we did not incur any fees for professional services rendered by our principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing our information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

ALL OTHER FEES

During fiscal year ended December 31, 2004, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TRANSAX INTERNATIONal LIMITED

Dated: April 14, 2005
						 By:  /s/ Stephen Walters
                                                 -----------------------------
                                		 Stephen Walters, President /
						 Chief Executive Officer

Dated: April 14, 2005
						 By: /s/ Stephen Walters
						 ----------------------------------
						 Stephen Walters, Chief Financial Officer

FORM 10-KSB
December 31, 200 4
Exhibit 11.1
Transax International Limited

FORM 10-KSB
December 31, 200 4
Exhibit 99.1
						 Transax International Limited






EXHIBIT 99.1

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

Dated: April 14, 2004         By:  /s/ Stephen Walters
                              ----------------------------------
                              Stephen Walters, President and CEO

FORM 10-KSB
December 31, 200 4
Exhibit 99.2 					 Transax International Limited







EXHIBIT 99.2

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

Dated: April 14, 2004          By:  /s/ Stephen Walters
                               -----------------------------------------------
                               Stephen Walters, Acting Chief Financial Officer

FORM 10-KSB
December 31, 200 4

Exhibit 99.3                                  Transax International Limited






EXHIBIT 99.3

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




Dated: April 14, 2004         By:  /s/ Stephen Walters
                              ----------------------------------
                              Stephen Walters, President and CEO

Dated: April 14, 2004         By:  /s/ Stephen Walters
                              -----------------------------------------------
                              Stephen Walters, Acting Chief Financial Officer