Form 10QSB/A
period 2004-09-30
TRANSAX INTERNATIONAL LTD
filed 2005-05-10
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB/A

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

         Yes  X    No
         -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                         Outstanding as of November 14, 2004
------                        -----------------------------------

Common Stock, $.00001 par value                23,546,524

Transitional Small Business Disclosure Format (check one)

         Yes       No  X
         -----     -----

FORM 10-QSB
September 30, 2004
                                                 Transax international Limited



TABLE OF CONTENTS
    ITEM 1. FINANCIAL STATEMENTS............................................. 1
    TRANSAX INTERNATIONAL LIMITED and SUBSIDIARIES........................... 2
    Consolidated Balance Sheet  [Unaudited].................................. 3
    Consolidated Statements of Operations [Unaudited]........................ 4
    Consolidated Statement of Stockholders' Deficit [Unaudited].............. 5
    Consolidated Statements of Cash Flows [Unaudited]........................ 6
    Notes to the Unaudited Consolidated Financial Statements................. 7
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........21
        General..............................................................21
          TDS Telecommunication Data Systems LTDA............................21
          Transax Australia Pty Ltd..........................................21
          Medlink Technologies, Inc..........................................21
        Current Business Operations..........................................21
          MedLink Solution...................................................22
          Strategic Alliances................................................22
          Material Agreements................................................24
        Results of Operations................................................25
          For the Nine-Month Period Ended September 30, 2004 Compared to the
          Nine-Month Period Ended September 30, 2003.........................25
          For the Three-Month Period Ended September 30, 2004 Compared to the
          Three-Month Period Ended September 30, 2003........................27
        Liquidity and Capital Resources......................................28
          For the Nine-Month Period Ended September 30, 2004.................28
        Plan of Operation....................................................28
        Material Agreements..................................................30
          Walters Consulting Agreement.......................................30
          Pilon Consulting Agreement.........................................30
          De Castro Consulting Agreement.....................................30
        Material Operating Liabilities.......................................30
          Convertible Loans..................................................30
          Loan...............................................................31
          Cash Advances from a Related Party.................................31
          Cash Advances Payable..............................................31
          Accrued Payroll and Related Expenses...............................32
        Off Balance Sheet Arrangements.......................................32
    ITEM 3. Controls and Procedures..........................................32
    PART II. OTHER INFORMATION...............................................33
    ITEM 1. Legal proceedings................................................33
    ITEM 2. Changes in Securities and Use of Proceeds........................33
        Debt Settlement......................................................33
        Stock Options Exercised..............................................37
        Securities Ownership of Certain Beneficial Owners and Management.....38
    ITEM 3. Defaults upon Senior Securities..................................40
    ITEM 4. Submission of Matters to Vote of Securities Holders..............40
    ITEM 5. Other Information................................................40
    ITEM 6. Exhibits and Other Information on Form 8-K.......................40
          Reports on Form 8-K................................................41
          Signatures.........................................................41
    EXHIBIT 11.1.............................................................42
    EXHIBIT 31.1.............................................................44
    EXHIBIT 31.2.............................................................45
    EXHIBIT 32.1.............................................................46

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








                                                                         Page #

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
                                                                           -------------

COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

STOCKHOLDERS' DEFICIT

Common stock 0.00001 par value;
  100,000,000 shares authorized;
  16,848,217 shares issued and outstanding                                           169
Paid-in capital                                                                5,460,870
Subscriptions received                                                           521,418
Accumulated deficit                                                           (7,940,630)
Other comprehensive income :
  Cumulative foreign currency translation adjustment                              30,933
                                                                           -------------

TOTAL STOCKHOLDERS' DEFICIT                                                   (1,927,240)
                                                                           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $     453,946
                                                                           =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                                                         Page #

September 30, 2004
Unaudited Consolidated Financial Statements       Transax International Limited





September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
================================================================================

                                                   FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
REVENUES:
Services                                            375,948          97,393         898,993         221,652
Sales taxes                                         (53,571)         (9,397)       (126,417)        (21,455)
                                               ------------    ------------    ------------    ------------

REVENUES                                       $    322,377    $     87,996    $    772,576    $    200,197
                                               ------------    ------------    ------------    ------------

Cost of product support services                    145,412          87,756         392,261         302,113
Payroll and related benefits                        104,638          89,574         269,851         276,215
Research & development costs                         29,846           6,833          77,827           8,671
Professional fees                                   108,647         145,502         142,228         240,920
Management & consulting fees - related party         99,058         114,259         256,858         296,153
Stock based compensation                            265,011              --         265,011         222,390
Investor relations                                   90,660              --         110,297              --
Depreciation and amortization                         8,280          15,510          43,031          90,262
General & administrative                            113,259         113,505         298,025         260,877
                                               ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                            964,811         572,940       1,855,389       1,697,601
                                               ------------    ------------    ------------    ------------

OPERATING LOSS                                     (642,434)       (484,944)     (1,082,813)     (1,497,405)
                                               ------------    ------------    ------------    ------------

OTHER EXPENSES:
Other expense                                       (10,424)             --         (29,627)         (1,550)
Capital offering costs                                   --        (150,973)             --        (150,973)
Foreign exchange losses                                 197         (46,397)          1,078         (37,701)
Interest expense                                    (31,176)         (4,653)        (73,827)        (18,753)
Interest expense - related party                    (24,727)         (8,424)        (67,759)        (27,436)
                                               ------------    ------------    ------------    ------------

TOTAL OTHER EXPENSES                                (66,130)       (210,448)       (170,135)       (236,413)
                                               ------------    ------------    ------------    ------------

NET LOSS                                       $   (708,564)   $   (695,391)   $ (1,252,948)   $ (1,733,818)
                                               ============    ============    ============    ============

NET LOSS PER SHARE:
  BASIC AND DILUTED                            $      (0.04)   $      (0.05)   $      (0.08)   $      (0.14)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING              16,665,608      12,955,927      15,807,994      12,635,785
                                               ============    ============    ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.




                                                                         Page #

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT [UNAUDITED]
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
================================================================================


												  Accumulated	Total
												  Other		Stock-
			  Common	Par Value	Share	  Paid-In  Treasury Accumulated	Comprehensive	holders
			  Stock		  Amount    Subscriptions Capital    Stock    Deficit	  Income(loss)	Equity
			  Shares

------------------------  -------------  --------- ------------- ---------- -------- ----------- -------------  ------------
Balance, January 2, 2004     14,029,647   $ 141	    $     421,293 $4,590,093 $	   -  $(6,687,682)$      54,676  $(1,621,497)


Issuance of stock               300,000       3 	  (75,000)   74,997                                                -
for settlement of
share subscriptions,
January 7, 2004

Issuance of stock               373,570       3	 	  (93,393)   93,390                                                -
for settlement of
shar subscriptions,
Related Party,
January 7, 2004

Issuance of restricted          300,000       3          	    74,997
stock for services,
January 26, 2004


Issuance of stock for		300,000       3            	    74,997                                            75,000 exercised for 75,000
settlement of debt,
February 12, 2004


Issuance of stock for           450,000       5         (225,000)  224,996						   - settlement of share
subscriptions, April
18, 2004

Stock returned to                                                              (75,000)	                             (75,000)
treasury, May 5, 2004

Issuance of stock for            45,000       1	 	(27,900)    27,899                                                 -
settlement of finder's
fee, June 2, 2004

Issuance of stock for           150,000       2          	    37,499                                            37,500
options exercised for
settlement of debt,
June 11, 2004

Issuance of stock for           600,000       6          	    35,994                                            36,000
options exercised for
settlement of debt,
July 26, 2004

Issuance of restricted          600,000       6	              	    35,994                                            36,000
stock for services,
August 12, 2004

Unisssued shares[374,848]                                28,114                                       		      28,114
for interest due on cash
advances - Related Party,
September 29, 2004

Unisssued shares [346,667]                               26,000	                                        	      26,000
for finder's fee - Related
Party, September 29, 2004

Unisssued shares [1,687,500]                            135,000		                                       	     135,000
for settlement of debt -
Related Party, September
29, 2004

Unisssued shares [562,500]                               45,000                                         	      45,000
for settlement of debt,
September 29, 2004

Unisssued shares [166,667]                               12,500 	                                       	      12,500
for finder's fee, September
29, 2004

Unisssued shares [1,166,667]                             87,500                                         	      87,500
for settlement of cash
advances, September 29, 2004

Unisssued shares  [548,333]                               41,125                                         	      41,125
for settlement of cash
advances, September 29, 2004

Unisssued shares [270,200]                                20,265                                         	      20,265
for interest due on cash
advances, September 29, 2004

Unisssued shares [16,000] for                              1,200                                           	       1,200
interest due on cash advances,
September 29, 2004

Unisssued shares [687,500] for                            55,000                                                      55,000
loan conversion - Related
Party, September 29, 2004

Unisssued shares [871,425] for                            69,714                                           	      69,714
interest due on convertible
loans - Related Party, Septmeber
29,2004

Stock options and warrants issued                                    265,011		                             265,011

Treasury stock cancelled,          (300,000)  (3)            	     (74,997) 75,000                                -
September 23, 2004

Comprehensive Income (Loss):

Net loss for period                                                                   (1,252,948)

Foreign currency 			                                                               (23,742)
translation adjustments

Total comprehensive income (loss)                                                                                 (1,276,690)
------------------------     ----------   --------- ------------- ---------- -------- ----------- -------------  ------------
Balance, September 30, 2004  16,848,217   $  169    $     521,418 $5,460,870 $	   -  $(7,940,630)$     (30,934) $(1,927,240)


The accompanying notes are an integral part of these unaudited consolidated financial statements.




                                                                         Page #

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
================================================================================

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                           2004           2003
                                                                                        -----------    -----------
CASH FLOWS (USED IN)
OPERATING ACTIVITIES
Net (loss) for the period                                                               $(1,252,948)   $(1,733,818)
Adjustments to reconcile net loss to net cash used in operating activities:
  - depreciation and amortization                                                           106,641         90,262
  - gain on sale of fixed assets                                                               (251)            --
  - stock based compensation                                                                265,011        222,390
Changes in assets and liabilities:
  - prepaid expenses and other current assets                                               (23,009)        (3,718)
  - accounts receivable, net                                                               (142,125)            --
  - accounts payable                                                                        136,523        355,819
  - accrued interest payable, related party                                                  67,759         27,436
  - accrued interest payable                                                                 73,827         45,625
  - due to related party                                                                    324,699        202,723
  - accrued payroll and related expenses                                                    304,563          4,682
  - Debt settlement by issuances of shares and  exercise of options                         154,418             --
                                                                                        -----------    -----------

CASH FLOWS - OPERATING ACTIVITIES                                                            15,108       (788,599)
                                                                                        -----------    -----------

CASH FLOWS (USED IN)
INVESTING ACTIVITIES
Capitalized software development costs                                                     (236,353)       (88,759)
Proceeds from disposal of property and equipment                                              3,113             --
Acquisition of property and equipment                                                        (3,852)       (32,130)
                                                                                        -----------    -----------

CASH FLOWS - INVESTING ACTIVITIES                                                          (237,092)      (120,889)
                                                                                        -----------    -----------

CASH FLOWS (USED IN)
FINANCING ACTIVITIES
Advances from related party                                                                  10,000        599,855
Advances from non-related company                                                           114,000             --
Repayments under capital lease obligations                                                  (37,483)       (25,515)
Proceeds from loan - related party                                                          141,806             --
Proceeds from convertible loans - related party                                                  --        355,000
                                                                                        -----------    -----------

CASH FLOWS - FINANCING ACTIVITIES                                                           228,323        929,340
                                                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (11,149)       (42,056)
                                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                              (4,810)       (22,204)

CASH, BEGINNING OF PERIOD                                                                    10,472         31,107
                                                                                        -----------    -----------

CASH, END OF PERIOD                                                                     $     5,662    $     8,903
                                                                                        ===========    ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                                                         Page #

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


2. GOING CONCERN

Since inception, the Company has incurred cumulative net losses of approximately $7,940,600 and has a stockholders' deficit of approximately $1,927,200 at September 30, 2004. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

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




   1. FINANCIAL INSTRUMENTS / CREDIT RISK

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


   1. FOREIGN OPERATIONS

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

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

7. FOREIGN OPERATIONS (CONTINUED)

                                                      ------------------------    --------------------------
                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                        2004          2003           2004           2003
                                                      ---------    -----------    -----------    -----------
Net sales to Unaffiliated Customers

         Brazil                                       $ 322,377    $    87,996    $   772,576    $   200,197
         USA                                                 --             --             --             --
         Singapore                                           --             --             --             --
         Australia                                           --             --             --             --
         Mauritius                                           --             --             --             --
                                                      ---------    -----------    -----------    -----------
                                                        322,377         87,996        772,576        200,197
                                                      ---------    -----------    -----------    -----------

Loss from operations

         Brazil                                        (386,774)      (422,977)    (1,049,166)    (1,080,748)
         USA                                           (532,566)      (112,128)      (739,435)      (533,264)
         Singapore                                           --            514             --        (12,072)
         Australia                                      (32,344)       (38,349)       (32,429)       (71,517)
         Mauritius                                      (13,127)            --        (34,359)            --
                                                      ---------    -----------    -----------    -----------
                                                       (964,811)      (572,940)    (1,855,389)    (1,697,601)
                                                      ---------    -----------    -----------    -----------

                                                       (642,434)      (484,944)    (1,082,813)    (1,497,405)
                                                      ---------    -----------    -----------    -----------

Other income (expenses)

         Brazil                                         (36,041)       (29,487)       (90,763)       (43,050)
         USA                                            (33,099)      (182,141)       (82,808)      (196,042)
         Singapore                                           --             --             --             --
         Australia                                        3,010          1,180          3,436          2,679
         Mauritius                                           --             --             --             --
                                                      ---------    -----------    -----------    -----------
                                                        (66,130)      (210,447)      (170,135)      (236,413)
                                                      ---------    -----------    -----------    -----------

Net loss as reported in the accompanying statements   $(708,564)   $  (695,391)   $(1,252,948)   $(1,733,818)
                                                      =========    ===========    ===========    ===========

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

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

8. SHARE CAPITAL (CONTINUED)



The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and complies with SFAS No. 123 Accounting for Stock-Based Compensation, for the disclosure requirements regarding stock based employee compensation, as well as the accounting for stock-based compensation given to non-employees For financial statement disclosure purposes, the fair market value of each stock option and stock warrant grant during the quarter ended September 30, 2004 was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.15%, volatility of 191.29% and expected term of 5 years. The table below illustrates the pro-forma costs of options and warrants issued to employees.

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

8. SHARE CAPITAL (CONTINUED)
================================================================================

                                                                     FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                     2004           2003            2004          2003
                                                                  -----------    -----------    ------------- -------------
Net loss as reported                                              $  (708,564)   $  (695,391)   $  (1,252,948) $  (1,733,818)

Deduct: Amount by which stock -based employee compensation as determined under fair value based method for all awards exceeds the compensation as determined under the intrinsic value
method.                                                           $    (4,600)       (85,410)   $      (4,600)       (85,410)
                                                                  -----------    -----------    -------------   -------------

Pro forma net loss under SFAS No. 123                             $  (713,164)   $  (780,801)   $  (1,257,548) $  (1,819,228)
                                                                  ===========    ===========    =============   =============

Basic and diluted net loss per common share as reported           $      0.04   $     (0.05)    $        0.08  $       (0.14)

Pro forma net loss per common share under SFAS No. 123            $     (0.04)   $     (0.06)   $       (0.08) $       (0.14)





















WARRANTS

During the quarter ended September 30, 2004, under SFAS 123, the Company incurred a stock based compensation cost of $34,900 for the issuance of options, and $230,111 for the issuance of warrants to non-employees. These charges are included in the statement of operations as stock based compensation for the three-month period ended September 30, 2004.

As at September 30, 2004, 7,151,070 warrants were outstanding. The Company has issued 2,402,500 additional warrants during the quarter ended September 30, 2004. These securities may dilute the earnings per share calculation in the future.

The table below lists the exercise prices and expiry date of outstanding warrants.


















   1. CASH ADVANCES

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

Within the statement of operations, the following related party costs were expensed during the three and nine-month periods ended September 30, 2004:

   {circle}The   Company   incurred  $33,000  and  $99,000  in  consulting  and
      management fees to a director of the Company during the three and nine-month periods ended September 30, 2004, respectively (2003: $99,000 and $33,000). At September 30, 2004, approximately $96,000 in consulting fees and approximately $43,600 in expenses were outstanding to this director;

September 30, 2004
Unaudited Consolidated Financial Statements       Transax International Limited




   1. RELATED PARTY  (CONTINUED)

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

LOAN


On March 5, 2004, the Company borrowed *115,000 (approximately $141,800) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest per month, compounded, has a term of twelve months, and the debt is repayable quarterly in arrears. As at September 30, 2004, approximately $7,700 in interest was accrued on this loan.


CONVERTIBLE LOANS


At September 30, 2004, the loans for $255,000 and $100,000, due to a related party whose officer is an officer of the Company, were in default, less an amount of $55,000 that was converted for 687,500 units of the Company, each unit consisting of one share of common stock of the Company and one warrant exercisable at $0.20 until September 29, 2009. During the quarter ended
September, the Company re-priced the conversion to reflect the Company's current share price. Therefore, the lender carries the option during the term of the loan, and any extension thereto, to convert the principal and interest into common stock of TNSX at a conversion price of $0.08 per unit. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20, for a period of five years. The interest rate of the loan is 12% per annum compounded monthly.

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



11. SUBSEQUENT EVENTS

   {circle}On October 19, 2004, the Company issued an aggregate of 6,698,306 shares of its restricted Common Stock to the assignees of the debt holders pursuant to various debt settlement agreements entered into on September 29, 2004;

   {circle}On October 25, 2004, the Company  entered  into $5,000,000 financial arrangement with Cornell Capital Partners, LP. Under the terms of the funding arrangement with Cornell Capital Partners, TNSX has secured a $250,000 bridge loan and Standby Equity facility for a further
      $5,000,000. The Standby Equity Distribution Agreement commits Cornell Capital, LP. to provide up to $5,000,000, of funding to Transax over a 24-month period;


   {circle}On November 10, 2004, Mr. Graeme Smith tendered his resignation as officer and Director of the Company.

FORM 10-QSB
September 30, 2004
Exhibit 10.1                                      Transax international Limited

FORM 10-QSB
September 30, 2004
Exhibit 10.1                                      Transax international Limited




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

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003.

The Company incurred net losses of approximately $1,252,900 for the nine-month period ended September 30, 2004 compared to a net loss of approximately $1,733,800 for the nine-month period ended September 30, 2003 (an approximate decrease of $480,900). Comparative results for the nine-month period ended September 30, 2003 include only the results of Transax and TDS until August 14, 2003, and for the Company from that date through September 30, 2003. The results for the current period include the operations of the Company. Analysis of the operating losses for the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 is as follows.

During the nine-month period ended September 30, 2004, the Company generated approximately $899,000 in gross revenues compared to approximately $221,700 in gross revenues during the nine-month period ended September 30, 2003 (an approximate increase of $677,300). The significant increase in revenues is due to the rollout of new software contracts in Brazil.

During the nine-month period ended September 30, 2004, the Company incurred approximately $1,855,400 in operating expenses compared to approximately $1,697,600 in operating expenses during the nine-month period ended September 30, 2003 (an approximate increase of $157,800). The increase in operating expenses during the nine-month period ended September 30, 2004 is primarily due to an increase in cost of product support services and investor relations expenses, and is not proportional to the increase in revenues during the same period and is described below.

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

Mr. Walters, the President, Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. On January 1, 2004, $38,000 was due to Mr. Waters for fees and expenses incurred during the year ended December 31, 2003. During the nine-month period ended September 30, 2004; $99,000 was incurred by the Company to Mr. Walters for management and consulting services rendered. Furthermore, Mr. Walters has advanced funds to the Company and incurred expenses on behalf of the Company. During the nine-month period ended September 30, 2004, Mr. Walters was paid $-0- by the Company for consulting fees. During the nine-month period ended September 30, 2004, an aggregate of $135,000 in consulting fees and expenses was settled by the Company by the issuances of 1,687,500 shares of common stock of the Company. At September 30, 2004, Mr. Walters was owed approximately $139,600 for consulting / management fees and incurred expenses. See " - Plan of Operation - Material Agreements" and "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

Ms. Pilon, the Chief Financial Officer of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. On January 1, 2004, $27,400 was due to Ms. Pilon for fees and expenses incurred during the year ended December 31, 2003. During nine-month period ended September 30, 2004, $64,500 was incurred by the Company to Ms. Pilon for management and consulting services rendered. Furthermore, Ms. Pilon has incurred expenses on behalf of the Company. During the nine-month period ended September 30, 2004, Ms. Pilon was paid $14,000 by the Company. At September 30, 2004, Ms. Pilon was owed approximately $78,000 for management / consulting fees and incurred expenses. See "- Plan of Operation - Material Agreements".

As discussed above, the decrease in net loss during the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 is attributable primarily to the increase in gross revenues. The Company's net loss during the nine-month period ended September 30, 2004 was approximately ($1,252,900) or ($0.08) per sharecompared to a net loss of approximately ($1,733,800) or ($0.14) during the nine-month period ended September 30, 2003. The weighted average number of shares outstanding was 15,807,994 for the nine-month period ended September 30, 2004 compared to 12,635,651 for the nine-month period ended September 30, 2003.

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003.

The Company incurred net losses of approximately $708,600 for the three-month period ended September 30, 2004 compared to a net loss of approximately $695,400 for the three-month period ended September 30, 2003 (an approximate increase of $13,200). Comparative results for the three-month period ended September 30, 2003 include only the results of Transax and TDS until August 14, 2003, and for the Company from that through September 30, 2003. The results for the current three-month period include the operations of the Company.

During the three-month period ended September 30, 2004, the Company generated approximately $375,900 in gross revenues compared to approximately $97,400 in gross revenues during the three-month period ended September 30, 2003 (an approximate increase of $278,500) due to the roll out of its contracts

During the three-month period ended September 30, 2004, the Company incurred approximately $964,800 in operating expenses compared to approximately $572,900 in operating expenses during the three-month period ended September 30, 2003 (an approximate increase of $391,900). The operating expenses incurred during the three-month period ended September 30, 2004 consisted primarily of: (i) $145,400 (2003: $87,800) in cost of product support services; (ii) $104,600
(2003: $89,600)  in  payroll and related benefits; (iii) $29,800 (2003: $6,800)
in research and development costs; (iv) $108,600 (2003: $145,500) in professional fees; (v) $99,100 (2003: $114,300) in management and consulting fees- related party; (vi) $90,700 (2003: $-0-) in investor relations; (vii) $8,300 (2003: $15,500) in depreciation and amortization; and (viii) $113,300 (2003: $113,500) in general and administrative. The increase in operating expenses is directly related to the increase in transactions processed during the quarter.

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

The increase in net loss during the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003 is attributable primarily to the increase in stock based compensation. The Company's net loss during the three-month period ended September 30, 2004 was approximately ($708,600) or ($0.04) per share compared to a net loss of approximately ($695,400) or ($0.05) during the three-month period ended September 30, 2003. The weighted average number of shares outstanding was 16,665,608 for the three-month period ended September 30, 2004 compared to 12,955,830 for the three-month period ended September 30, 2003.

FORM 10-QSB
September 30, 2004
Exhibit 10.1                                      Transax international Limited



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

For nine-month period ended September 30, 2004, net cash flows from operating activities were approximately $15,100 compared to $788,600 used in operating activities for the nine-month period ended June 30, 2003. The change in cash flows used in operating activities is mainly due to the decrease in operating loss for the nine-month period ended September 30, 2004.

Net cash flows from financing activities during nine-month period ended September 30, 2004, were approximately $228,300 resulting primarily from a loan and cash advances from a related party, compared to approximately $929,300 during the nine-month period ended September 30, 2003. The borrowings were used to fund operating activities.

Net cash flows used in investing activities amounted to approximately $237,100 during nine-month period ended September 30, 2004, compared to $120,900 for nine-month period ended September 30, 2003. During nine-month period ended September 30, 2004, the Company capitalized software research and development costs, while in 2003, some of these costs were expensed as part of the costs of product support services.

In summary, based upon the cash flow activities as previously discussed, during nine-month period ended September 30, 2004, the Company's overall cash position decreased by approximately $4,800.

PLAN OF OPERATION


Since inception, the Company has incurred cumulative net losses of approximately $7,940,600 and has a stockholders' deficit of approximately $1,927,200 as at September 30, 2004. The Company expects to continue to incur substantial losses to develop its products and distribution networks, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.


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


Management of the Company anticipates an increase in operating expenses over the next three years to pay costs associated with such business operations. The Company must raise additional funds. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its existing Common Stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to conduct its business operations successfully. This could significantly and materially restrict the Company's overall business operations.


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

FORM 10-QSB
September 30, 2004
Exhibit 10.1                                      Transax international Limited



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

On December 31, 2003, the loan and accrued interest of $93,000 were converted for 373,570 common shares and warrants. On September 29, 2004, the Board of Directors of the Company reduced the conversion price from $0.25 per unit to $0.08 per unit in order to reflect the current market price of the stock. On September 29, 2004, $55,000 of an aggregate $424,713.97 then due and owing was settled pursuant to the issuance of 687,500 shares of restricted common stock and 687,500 warrants. Each warrant entitles the holder to purchase an additional share of common stock of the Company at a price of $ 0.20 for five years. At September 30, 2004, the loans for $200,000 and $100,000 were in default, and no interest was due on these two loans. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."


LOAN

A significant and estimated material liability for the Company for fiscal year 2004 is the aggregate amount of $149,500 in principal and interest due and owing to a related party. On March 5, 2004, the Company borrowed *115,000 (approximately USD $141,800) from such related party. The loan is evidenced by a promissory note and is repayable on or before a twelve-month term. The interest rate is 0.8% per month, compounded. At September 30 2004, approximately $7,700 in interest was accrued on this loan.

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

The Company accrued approximately $8,000 and $23,200 for interest during the three and nine-month periods ended September 30, 2004. On September 29, 2004, the Company issued 374,848 shares of restricted common stock to settle approximately $28,100 in interest due to this related party. . See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."


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

In accordance with a letter of instruction from Walters and the terms and provisions of the Walters Settlement Agreement, the Company issued 1,250,000 shares of its restricted common stock to Carlingford and 437,500 shares of its restricted Common Stock to the Walters Creditor, pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act. Walters executed the Walters Settlement Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. Carlingford and the Walters Creditor executed the Carlingford/Walters Agreement and the Creditor/Walters Agreement, respectively, and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities

(f) The Company and Carlingford entered into a settlement agreement dated September 29, 2004 (the "Carlingford Settlement Agreement") regarding: (i) the settlement of an aggregate amount of $28,113.70 due and owing to Carlingford by the Company relating to cash advances in the principal amount of $260,000.00 made by Carlingford and accrued interest thereon in the amount of $28,113.70 (the "Debt"); (ii) the settlement of an aggregate amount of $26,000.00 due and owing to Carlingford by the Company relating to financial services provided by Carlingford to the Company (the "Finders' Fee Debt"); and (iii) a partial settlement in the amount of $55,000.00 pertaining to an aggregate amount of $424,713.97 due and owing to Carlingford by the Company relating to convertible loan agreements in the principal amount of $355,000 and accrued interest thereon in the amount of $ 69,713.97 (the "Convertible Loan Debt"). Pursuant to the terms and provisions of the Carlingford Settlement Agreement: (i) the Company agreed to settle the Debt, the Finders' Fee Debt and a portion of the Convertible Loan Debt by issuing to Carlingford and/or its designates an aggregate of 2,280,440 shares of its restricted common stock at the rate of $0.075 per share (which amount is based upon the average of the open and close price of $0.08 of the Company's shares of common stock traded on the OTC Bulletin Board between September 19, 2004 and September 29, 2004) and 687,500 warrants entitling Carlingford and/or its designates to purchase a share of the Company's restricted common stock at $0.20 per share expiring September 29, 2009; and (ii) Carlingford agreed to convert the Debt, the Finders' Fee Debt and a portion of the Convertible Loan Debt and accept the issuance of an aggregate of 2,280,440 shares of restricted common stock and 687,500 warrants of the Company as full and complete satisfaction of the Debt and the Finders' Fee Debt and as partial satisfaction of the Convertible Loan Debt in the amount of $55,000.00.

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

In accordance with a letter of instruction from Carlingford and the terms and provisions of the Carlingford Settlement Agreement, the Company issued an aggregate of 2,280,440 shares of restricted common stock and 687,500 warrants as follows: (i) 269,835 shares of restricted common stock to Carlingford; and
(ii) 2,010,605 shares of restricted common stock and 687,500 warrants to the Carlingford Creditors in proportion to their respective debt pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act. Carlingford executed the Carlingford Settlement Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. The Carlingford Creditors each executed the Carlingford/Creditor Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities

(g) The Company and Asia Pacific Inc. ("Asia Pacific") entered into a settlement agreement dated September 29, 2004 (the "Asia Pacific Settlement Agreement"), regarding the settlement of: (i) an aggregate amount of
$150,090.00 due and owing to Asia Pacific by the Company relating to cash advances in the principal amount of $128,625.00 and accrued interest thereon in the amount of $21,465.00 (the "Debt"); and (ii) an aggregate amount of $12,500.00 due and owing to Asia Pacific by the Company relating to financial services provided by Asia Pacific to the Company (the "Finders' Fee Debt"). Pursuant to the terms and provisions of the Asia Pacific Settlement Agreement:
(i) the Company agreed to settle the Debt and the Finders' Fee Debt by issuing to Asia Pacific and/or its designates an aggregate of 2,167,867 shares of its restricted common stock at the rate of $0.075 per share (which amount is based upon the average of the open and close price of $0.08 of the Company's shares of common stock traded on the OTC Bulletin Board between September 19 and September 29, 2004) and 1,715,000 warrants entitling Asia Pacific and/or its designates to purchase a share of the Company's restricted common stock at $0.20 per share expiring September 29, 2009; and (ii) Asia Pacific agreed to convert the Debt and the Finders' Fee Debt and accept the issuance of an aggregate of 2,167,867 shares of restricted common stock and the 1,715,000 warrants of the Company as full and complete satisfaction of the Debt and the Finders' Fee Debt.

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

In accordance with a letter of instruction from Asia Pacific and the terms and provisions of the Asia Pacific Settlement Agreement, the Company issued an aggregate of 2,167,687 shares of its restricted common stock and 1,715,000 warrants to the Asia Pacific Creditors in proportion to their respective debts, pursuant to the transactional exemption under Section 4(2) and Regulation S of the Securities Act. Asia Pacific executed the Asia Pacific Settlement Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. The Asia Pacific Creditors each executed the Asia Pacific/Creditor Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities

(h) The Company and Asia Consulting Inc. ("Asia Consulting"), entered into a settlement agreement dated September 29, 2004 (the "Asia Consulting Settlement Agreement"), regarding the settlement of an aggregate amount of $45,000.00 due and owing to Asia Consulting by the Company relating to managerial and consulting services provided by Asia Consulting to the Company (the "Debt"). Pursuant to the terms and provisions of the Asia Consulting Settlement
Agreement: (i) the Company agreed to settle the Debt by issuing to Asia Consulting and/or its designates 562,500 shares of its restricted common stock at the rate of $0.08 per share (which amount is based upon the average of the open and close price of $0.08 of the Company's shares of common stock traded on the OTC Bulletin Board between September 19, 2004 and September 29, 2004); and
(ii) Asia Consulting agreed to convert the Debt and accept the issuance of the 562,500 shares of restricted common stock of the Company as full and complete satisfaction of the Debt.

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

FORM 10-QSB
September 30, 2004
Exhibit 10.1                                      Transax international Limited




_____________________________________________________________________________
Title of Class    Name and Address of      Amount and NaturePercent of
                    Beneficial Owner                    of           Beneficial
of Class
                                              Ownership
_____________________________________________________________________________


Common Stock      Stephen Walters           984,819(1) (2)3.62%
                  Flat 3 Elstree Crt.
                  Blackpool, Lancs
                  FY2OSX, UK


Common Stock      Carlingford Investments
                  Limited                 8,718,788 (1) (3) 26.45%
                  80 raffles Place
                  #16-20 UOB Plaza II
                  Singapore 048624

Common Stock      Nathalie Pilon           150,000 (1) (4)   0.46%
                  2919 Ontario Street
                  Vancouver, British Columbia
                  Canada V5T 2Y5

Common Stock      David Bouzaid                   250,000        (1)        (5)
0.76%
                  Jl. Bangka Jakarta Selatan
                  12730
                  Indonesia

Common Stock      Laurie Bewes             425,000  (1) (6) 1.29%
                  429 Willawrong Road
                  Caringbah, Australia
                  NSW 2229

Common Stock      Graeme Smith            150,000 (1) (7)   0.46%
                  25 South Harper's Road
                  Woodend, Victoria, Australia
                  3442

Common Stock      All officers and directors            10,678,607  (1) (8)
38.56%
                   as a group (5 persons)
_____________________________________________________________________________
(1)
   These are restricted shares of Common Stock.
(2)
    Mr. Walters is the President/Chief Executive Officer and a director of the Company. This figure includes: (i) 234,819 shares of Common Stock held of record by Mr. Walters and; (ii) an assumption of the exercise by Mr. Walters of an aggregate of 750,000 Stock Options granted to Mr. Walters to acquire 750,000 shares of Common Stock at $0.50 per share expiring on August 14, 2008.

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



                                    Transax International Limited


Dated: November 15, 2004      By:  /s/ Stephen Walters
                                    ---------------------------------
                                    Stephen Walters, President and
                                    Chief Executive Officer

Dated: November 15, 2004            By:  /s/ Nathalie Pilon
                                    --------------------------------
                                    Nathalie Pilon, Chief Financial Officer
















FORM 10-QSB
September 30, 2004                                 Transax international Limited


EXHIBIT 11.1

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
STATEMENT OF COMPUTATION OF PER SHARE EARNINGS [UNAUDITED]
================================================================================

                                                                FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 2004 (A)        2003 (A)         2004 (A)       2003 (A)
                                                               ------------    ------------    ------------    ------------
BASIC:
Average shares outstanding                                       16,665,608      12,955,830      15,807,994      12,635,651

Net loss applicable to Common Shares                           $   (708,564)   $   (695,391)   $ (1,252,948)   $ (1,733,818)
                                                               ------------    ------------    ------------    ------------
Per share amount                                               $      (0.04)   $      (0.05)   $      (0.08)   $      (0.14)
                                                               ============    ============    ============    ============

FULLY DILUTED:

Average shares outstanding disregarding dilutive outstanding stock options and warrant conversion of debenture for each
year                                                             16,665,608      12,955,830      15,807,994      12,635,651

Convertible loans                                                 3,750,000       1,794,524       3,750,000       1,794,524

Dilutive stock options and warrants, based on the treasury
stock method using the average market price                              --       2,724,271              --         908,090
                                                               ------------    ------------    ------------    ------------
Shares outstanding                                               20,415,608      17,474,625      19,557,994      15,338,265

Net loss                                                       $   (708,564)   $   (695,391)   $ (1,252,948)   $ (1,733,818)

Interest on convertible loan                                   $         --          27,436    $         --          27,436
                                                               ------------    ------------    ------------    ------------

Net loss for fully diluted calculation                         $   (708,564)   $   (667,955)   $ (1,252,948)   $ (1,706,382)

Per share amount                                               $      (0.03)   $      (0.04)   $      (0.06)   $      (0.11)
                                                               ============    ============    ============    ============
















































EXHIBIT 10.1
                                                           66-4933 Fisher Drive
                                                            Richmond BC V6X 3Z2
                                                                         Canada

10 November 2004

Mr. Stephen Walters
President & CEO
Transax International Limited
Suite 200, 7545 Irvine Centre Drive
Irvine  CA  92618
USA

Dear Stephen,

RESIGNATION AS A DIRECTOR AND OFFICER

I regret to advise that due to ongoing personal interests it is not possible for me to devote the appropriate time to Transax International Limited ("Transax") as Director and Officer of the Corporation.

Consequently, I hereby tender my resignation as Director and Officer of Transax with effect as at 10 November 2004 ("the Effective Date"). I understand that Transax's indemnification clause as per bylaws read as follows:

   The Corporation shall indemnify any Proper Person against reasonably incurred expenses (including attorneys' fees), judgments, penalties, fines (including any excise tax assessed with respect to an employee benefit plan) and amounts paid in settlement reasonably incurred by him connection with such action, suit or proceeding if it is determined by the groups set forth in Section 4 of this Article that he conducted himself in good faith and that he reasonably believed:
   (i) in the case of conduct in his official capacity with the Corporation, that his conduct was in the Corporation's best interests;
   (ii) in all other cases (except criminal cases), that his conduct was at least not opposed to the Corporation's best interests; or (iii) in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. Official capacity means, when used with respect to a director, the office of director and, when used with respect to any other Proper Person, the office in a Corporation held by the officer or the employment, fiduciary or agency relationship undertaken by the employee, fiduciary or agent on behalf of the Corporation. Official capacity does not include service for any other domestic or foreign corporation or other person or employee benefit plan.



I take this opportunity to wish the company, its staff and Board of Directors much success in the roll out phase of its technology, and I look forward to Transax's continuing success in the transactions processing marketplace.

Yours sincerely,


/Graeme Smith/

Form 10-QSB
September 30, 2004
Exhibit 31.1                                      Transax International Limited






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

Dated: November 15, 2004By:  /s/ Stephen Walters
                        ---------------------------------
                        Stephen Walters, President and
                        Chief Executive Officer

Form 10-QSB
September 30, 2004
Exhibit 31.2                                      Transax International Limited






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

Dated: November 15, 2004By:  /s/ Nathalie Pilon
                        --------------------------------
                        Nathalie Pilon,
                        Chief Financial Officer

Form 10-QSB
September 30, 2004
Exhibit 32.1                                      Transax International Limited

Form 10-QSB
September 30, 2004
Exhibit 32.1                                      Transax International Limited






EXHIBIT 32.1

          CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
                        RULE 13a-14(b) OR 15d-14(b) AND
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Transax International limited (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephen Walters, Chief Executive Officer of the Company, and Nathalie Pilon, Chief Financial Officer of the Company, each certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the Untied States Code, that:

   1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
   2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: November 15, 2004  By:  /s/ Stephen Walters
                          ---------------------------------
                          Stephen Walters, President and
                          Chief Executive Officer

Dated: November 15, 2004  By:  /s/ Nathalie Pilon
                          --------------------------------
                          Nathalie Pilon,
                          Chief Financial Officer