Form 10QSB
period 2005-03-31
TRANSAX INTERNATIONAL LTD
filed 2005-05-16
CIK 1097896

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                           For the quarter ended March 31, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


                       Commission File Number:  0-27845

                        TRANSAX INTERNATIONAL LIMITED
         ------------------------------------------------------------
         (Exact name of small business issuer as specified in charter)

                 COLORADO                       84-1304106
-------------------------------          --------------------------
(State or other jurisdiction of          (I.R.S. Employer I.D. No.)
incorporation or organization)


                       8th Floor, 5201 Blue Lagoon Drive
                               Miami, FL, 33126
                 -------------------------------------------------
                (Address of principal executive offices)(Zip Code)

                                (305) 629-3090
               ------------------------------------------------
               (Issuer's telephone number, including area code)


  Check whether the Issuer (1) has filed all reports required to be  filed  by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 2005, there were 29,387,211 shares of the small business issuer's common stock outstanding.

                       TRANSAX INTERNATIONAL LIMITED
   				FORM 10-QSB
			QUARTERLY PERIOD ENDED MARCH 31, 2005


                                     INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

	Item 1 - Consolidated Financial Statements

	Consolidated Balance Sheet (Unaudited)
		As of March 31, 2005............................................3
	Consolidated Statements of Operations (Unaudited)
		For the Three Months Ended March 31, 2005 and 2004 .............4
	Consolidated Statements of Cash Flows (Unaudited)
		For the Three Months Ended March 31, 2005 and 2004..............5

	Notes to Consolidated Financial Statements..............................6-14

	Item 2 - Management's Discussion and Analysis or Plan of
		   Operations...................................................14-18

	Item 3 - Controls and Procedures........................................18

PART II - OTHER INFORMATION

	Item 1 - Legal Proceedings..............................................19

	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....20

	Item 3 - Default Upon Senior Securities.................................20

	Item 4 - Submission of Matters to a Vote of Security Holders............20

	Item 5 - Other Information..............................................20

	Item 6 - Exhibits.......................................................20

	Signatures..............................................................20

		TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
			  CONSOLIDATED BALANCE SHEET
				March 31, 2005
				  (Unaudited)


				     ASSETS


Current Assets:
  Cash                                             				$	5,579
  Accounts receivable (Net of allowance for doubtful accounts of $0)                  301,723
  Prepaid expenses and other current assets					       74,311
										-------------
     Total Current Assets  		                                              381,613

Software Development Costs, net 	                                              255,898
Property and Equipment, net 				                              492,919
Other Assets     				                                        2,400
										-------------
     Total Assets           				                        $   1,132,830
										=============

			LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current portion of capital lease obligation					$      82,358
  Current portion of loan payable						       78,308
  Accounts payable and accrued expenses                                             1,404,297
  Due to related parties		                                              185,991
  Loan payable - related party		                                              163,617
  Convertible loans from related party						      320,332
										-------------
       Total Current Liabilities 	                                            2,234,903

Convertible debentures payable 		                                              250,000
Accounts payable and accrued expenses, net of current portion                         268,025
Capital Lease Obligation, net of current portion                                        1,592
									        -------------

     Total Liabilities 			                                            2,754,520
									        -------------

Stockholders' Deficit:
 Preferred stock $.0001 par value; 20,000,000 shares authorized;                            -
  No shares issued and outstanding
Common stock $.00001 par value; 100,000,000 shares authorized;
  28,987,211 shares issued and outstanding                                                289
Common stock issuable (600,000 shares)                                                      6
Paid-in capital  			                                            7,077,150
Accumulated deficit 			                                           (8,578,755)
Deferred compensation 			                                             (141,653)
Other comprehensive loss - Cumulative foreign currency adjustment                      21,273
										-------------
     Total Stockholders' Deficit 	                                           (1,621,690)
										-------------
     Total Liabilities and Stockholders' Deficit                                $   1,132,830
										=============


   The accompanying notes are an integral part of these consolidated financial statements.
                                             -3-

		      TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
			   CONSOLIDATED STATEMENTS OF OPERATIONS
					(Unaudited)

                                                       	  FOR THE THREE MONTHS ENDED MARCH 31,
                                                            	2005               2004
							  ------------		------------
REVENUES                                                  $    640,408	        $    137,584
							  ------------		------------
OPERATING EXPENSES:
  Cost of product support services                             202,463	              84,850
  Payroll and related benefits                                 104,027	              81,943
  Research & development costs                                  39,332	              19,365
  Professional fees                                             12,165	              97,639
  Management & consulting fees - related parties                33,715	              78,900
  Stock based compensation                                      53,542	                   -
  Investor relations                                            14,845	              16,810
  Depreciation and amortization                                 44,577	              17,996
  General & administrative                                     174,870	             101,751
							  ------------		------------
     TOTAL OPERATING EXPENSES                                  679,536	             499,254
							  ------------		------------
LOSS FROM OPERATIONS                                          (39,128)	            (361,670)

OTHER INCOME (EXPENSES):
  Other income (expense)                                        10,514	              (7,832)
  Foreign exchange losses                                        2,502	             (17,310)
  Interest expense                                            (60,218)	             (25,137)
  Interest expense - related party                            (12,489)	             (20,221)
							  ------------		------------
     TOTAL OTHER EXPENSES                                     (59,691)	             (70,500)
							  ------------		------------
NET LOSS                                                      (98,819)	            (432,170)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                      83,925	              17,558
							  ------------		------------
COMPREHENSIVE LOSS                                        $    (14,894)         $   (414,612)
							  ============		============
NET LOSS PER COMMON SHARE:
BASIC AND DILUTED                                         $	 (0.00)         $      (0.03)
							  ============		============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED     28,986,100	          15,028,037
							  ============		============

   The accompanying notes are an integral part of these consolidated financial statements.
                                             -4-

                           TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
				CONSOLIDATED STATEMENTS OF CASH FLOWS
					      (Unaudited)

                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
									   ---------------------
                                                                              2005        2004
									   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (98,819) $(432,170)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                             44,577     17,996
     Amortization of development costs                                         31,109     19,365
     Beneficial interest                                                       31,250          -
     Stock based compensation                                                  53,542     75,000

Changes in assets and liabilities:
     Accounts receivable                                                     (131,525)   (27,296)
     Prepaid expenses and other current assets                                (22,764)   (34,755)
     Other assets                                                              (2,400)         -
     Accounts payable and accrued expenses                                    313,556     58,823
     Accrued interest payable, related party                                    4,163     20,221
     Accrued interest payable                                                       -      4,061
     Due to related parties                                                   (18,218)    86,707
     Accrued payroll and related expenses                                           -     73,208
     Accounts payable and accrued expenses  - long-term                      (125,040)    (1,407)
									    ---------  ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            79,432   (140,247)
									    ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                                      (43,963)   (83,317)
  Acquisition of property and equipment                                      (217,238)         -
					    				   ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES                                        (261,201)   (83,317)
					 				   ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party                                                       -     72,500
  Repayment of advances from related party                                    (35,000)         -
  Repayments under capital lease obligations                                   (8,063)   (12,005)
  Proceeds from convertible debenture                                         125,000          -
  Proceeds from loan payable                                                   17,397          -
  Proceeds from loan - related party                                                -    139,500
									   ----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      99,334    199,995
									   ----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        83,924     17,558
									   ----------  ---------
NET INCREASE (DECREASE) IN CASH                                                 1,489     (6,011)

CASH, BEGINNING OF PERIOD                                                       4,090     10,472
									   ----------  ---------
CASH, END OF PERIOD                                                         $   5,579   $  4,461
									   ==========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $  25,358   $ 22,683
									   ==========  =========
  Cash paid for income taxes                                                $	    -   $      -
									   ==========  =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest                         $  50,500   $ 75,000
									   ==========  =========
  Common stock issued for services                                          $  16,000   $ 75,000
									   ==========  =========
  Common stock issued for current and future services                       $  85,000   $      -
									   ==========  =========

      The accompanying notes are an integral part of these consolidated financial statements.
                                                -5-

                         TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Organization

Transax International Limited (formerly Vega-Atlantic Corporation) was incorporated in the State of Colorado in 1999. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

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

                         TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization (continued)

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

                         TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based compensation

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

Loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2005, there were options and warrants to purchase 11,526,070 shares of common stock, which could potentially dilute future earnings per share.

Comprehensive Loss

Other comprehensive loss, which currently includes only foreign currency translation adjustments, is shown net of tax in the Statement of Changes in Stockholders' Deficit.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the Company on January 1, 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

                         TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable

At March 31, 2005, the Company had loans payable for $200,000 and $100,000 to a related party whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $200,000 of principal due under the convertible loans is due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At March 31, 2005, interest due on these two loans amounted to $20,332 and the principal amount due was $300,000. During the three months ended March 31, 2005 and 2004, the Company incurred $8,877 and $11,834, respectively, in interest related to these two loans. The Company did not incur beneficial conversion charges because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

Due to Related Parties

As of March 31, 2005 the Company had $20,905 of advances payable and accrued interest due to a related party whose officer is an officer of the Company.

For the three months ended March 31, 2005 and 2004, the Company incurred $41,250 and $33,000, respectively, in management fees to an officer/director of the Company. On January 14, 2005, the board of directors voted to increase the compensation paid to this officer/director from $11,000 per month to $13,750 per month, effective January 1, 2005. On March 28, 2005, the Company agreed to issue 400,000 shares of common stock at $.126 per share to this officer/director for settlement of $50,500 of this debt. These shares were issued subsequent to March 31, 2005 and are included in common shares issuable at March 31, 2005. At March 31, 2005, $146,767 in management fees were outstanding to this officer/director and are included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

At March 31, 2005, $18,319 in management fees was outstanding to this officer/director and is included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

                         TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005


NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

Loans Payable

On  March  5,  2004, the Company borrowed Euro 115,000 ($148,533 at  March  31,
2005) from an officer of the Company for working capital purposes. The loan accrues 0.8% compounded interest per month, has a term of twelve months, and the debt is repayable quarterly in arrears. As at March 31, 2005, $15,084 in interest was accrued on this loan. The officer agreed to extend the loan for an additional twelve months.

NOTE 3 - DEBENTURE PAYABLE

Pursuant to a Securities Purchase Agreement entered into on October 25, 2004, Cornell Capital Partners is obligated to purchase $250,000 of convertible debentures. The $250,000 was disbursed as follows: (i) $125,000 was disbursed on October 30, 2004 and (ii) $125,000, within five days of the filing of a Registration Statement that occurred on January 5, 2005. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by stock pledged by certain shareholders of the Company. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. In October 2004, the Company issued $125,000 of debentures under this agreement for net proceeds of $100,000 and on January 6, 2005, the remaining $125,000 of debentures were issued for net proceeds of $112,500. As of March 31, 2005, the Company accrued interest payable of $4,641 related to this debenture which is included in accounts payable and accrued expenses on the accompanying balance sheet. For the three months ended March 31, 2005, the Company recorded a beneficial conversion amount of $31,250 as interest expense since the debentures were immediately convertible.

On October 25, 2004, in connection with a Standby Equity Distribution Agreement (see Note 8), the Company issued a convertible Compensation Debenture to Cornell Capital Partners in the principal amount of $200,000. On December 15, 2004, the Company and Cornell Capital Partners entered into an amendment (the "Amendment") to the Standby Equity Distribution Agreement dated October 25, 2004 by and between the Company and Cornell Capital Partners. Pursuant to the Amendment, in 2004, the Company issued to Cornell Capital Partners 1,202,779 shares of the Company's common stock as a commitment fee, in lieu of the compensation debenture. As a result, the compensation debenture has been terminated. Cornell Capital Partners will be permitted to sell up to $50,000 of the commitment fee shares in any 30-day period. In connection with issuance of these shares, the Company valued these common shares at the fair market value on the dates of grant of $.07 per shares or $84,195 based on the quoted trading price and recorded deferred compensation in this amount which will be amortized over the equity funding commitment period of 24 months or less if funded earlier. The commitment period begins once the registration statement for the underlying conversion shares is declared effective or at an earlier date if agreed upon by the parties.

                         TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

On January 14, 2005, the Company entered into a six-month consulting contract for business development services. In connection with the agreement, the Company agreed to issue 400,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.16 based on the quoted trading price and recorded stock-based compensation of $26,667 and deferred consulting expense of $37,333 to be amortized over the remaining service period. At March 31, 2005, 200,000 of these shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

On January 14, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 100,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.16 based on the quoted trading price and recorded stock-based compensation expense of $16,000.

On March 23, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 150,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.14 or $21,000 based on the quoted trading price and recorded stock-based compensation of $875 and deferred consulting expense of $20,125 to be amortized over the remaining service period.

On March 28, 2005, the Company agreed to issue 400,000 shares of common stock to settle $50,500 in debt due to an officer/director of the Company. At March 31, 2005, 400,000 of these shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

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


A summary of the status of the Company's outstanding stock options as of March 31, 2005 and changes during the period then ended is as follows:

										Weighted
										Average
										Exercise
                                                        Shares			Price
							----------		------------
      Outstanding at December 31, 2004                   2,425,000			0.41
      Granted			                                 -		           -
      Exercised			                                 -			   -
      Forfeited 		                                 -		           -
							----------		------------
      Outstanding at March 31, 2005			 2,425,000		$	0.41
                                                        ==========		============

      Options exercisable at end of period               2,425,000		$	0.41
							==========		============
          Weighted-average fair value of options
               granted during the year			    2005
                                     			----------
                                            		   $0.00

                         TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005

NOTE 4 - STOCKHOLDERS' DEFICIT



The following information applies to options outstanding at March 31, 2005:

						Options Outstanding		Options Exercisable
						-------------------		-------------------
                                                Weighted
						Average		Weighted			Weighted
						Remaining	Average			    	Average
					        Contractual     Exercise			Exercise
Range of Exercise Prices	Shares		Life (Years)	Price		Shares		Price
------------------------	----------	------------	--------	---------	---------
$0.50				1,675,000		3.62	$ 0.50		1,675,000	   $ 0.50
$0.20				  750,000		5.00	$ 0.20 		  750,000	   $ 0.20

The exercise price of all options granted by the Company equals or exceeds the market price at the date of grant. Accordingly, no compensation expense has been recognized on options granted to employees and directors.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2005 and 2004 and changes during the period then ended is as follows:


										Weighted
										Average
										Exercise
                                                        Shares			Price
							----------		------------
       Outstanding at December 31, 2004			 9,101,070		        1.00
       Granted 				                         -		           -
       Exercised			                         - 			   -
       Forfeited		                                 -		           -
							----------		------------
       Outstanding at March 31, 2005			 9,101,070		$	1.00
                                                        ==========		============

       Warrants exercisable at end of year               9,101,070		$	1.00
							==========		============

                                             		   2005
			                                ----------
       Weighted-average fair value of warrants
         granted during the year		          $0.00

The following information applies to all warrants outstanding at March 31, 2005:



						Warrants Outstanding		Warrants Exercisable
						--------------------		--------------------
                                                Weighted
						Average		Weighted			Weighted
						Remaining	Average			    	Average
					        Contractual     Exercise			Exercise
Range of Exercise Prices	Shares		Life (Years)	Price		Shares		Price
------------------------	---------	------------	--------	---------	--------
$1.00				4,325,000		3.61     $  1.00        4,325,000	1.00
$0.50				  373,570		1.00     $  0.50          373,570	0.50
$0.30				2,000,000		2.00     $  0.30        2,000,000	0.30
$0.20				2,402,500		4.75     $  0.20	2,402,500	0.20

                         TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005

NOTE 5- FOREIGN OPERATIONS

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

                                                       Three Months ended
                                             		   March 31,
                                                         2005         2004
                                                ----------------------------
Net sales to Unaffiliated Customers
        Brazil                                  $      640,408    $  137,584
        USA                                             -             -
        Singapore                                       -             -
        Australia                                       -             -
        Mauritius                                       -             -
                                                --------------- ------------
                                                       640,408       137,584
                                                --------------- ------------
Operating Expenses
        Brazil                                        (501,705)     (295,336)
        USA                                           (156,023)     (184,778)
        Singapore                                            -       (11,623)
        Australia                                       (7,218)          (84)
        Mauritius                                      (14,590)       (7,433)
                                                --------------- ------------
                                                      (679,536)     (499,254)
                                                --------------- ------------
Income (loss) from operations                          (39,128)     (361,670)
                                                --------------- ------------
Other income (expenses)
        Brazil                                         (31,228)      (46,948)
        USA                                            (28,463)      (23,978)
        Australia                                            -           426
                                                --------------- ------------
                                                       (59,691)      (70,500)
                                                --------------- ------------
Net loss as reported in the
accompanying statements                         $      (98,819)   $ (432,170)
                                                =============== =============
NOTE 6 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $8,578,755, has a stockholders' deficit of $1,621,690 at March 31, 2005 and has a working capital deficit of $1,853,290. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2005 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2005, these deficiencies (including interest and fines) amounted to approximately $712,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        TRANSAX INTERNATIONAL LIMITED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2005


NOTE 7 - LITIGATION

An action has been brought against the Company by its former stock transfer agent who alleges, among other items, that the Company breached its contract with the transfer agent. The Company has filed an answer to the action and a portion of the action has been dismissed by the court. The Company intends to vigorously defend itself against the remainder of the action. Counsel has advised the Company that there is a better than fifty percent chance that a potential loss will be incurred. Accordingly, at December 31, 2004 an accrual of $50,000 was recorded.

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship (the "Investor"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. In April 2005, Company recorded a beneficial conversion amount of $62,500 as interest expense since the debentures were immediately convertible.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

GENERAL

Transax  International  Limited,  a  Colorado  corporation   (the   "Company"),
currently trades on the OTC Bulletin Board under the symbol "TNSX"". Transax International Limited is referred to in this Form 10-QSB as "we".

As of the date of this Quarterly Report, through our wholly-owned subsidiary TDS Telecommunication Data Systems LTDA ("TDS"), we are an international provider of health information management products (collectively, the "Health Information Management Products"), which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record management processes. We have developed a proprietary software trademarked (Brazil only) "MedLink Solution", which was specifically designed and developed for the healthcare and health insurance industry enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that are currently performed manually (the "MedLink Solution").

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2005 Compared to Three-Month Period Ended March 31, 2004

Our  net  losses  during  the  three-month  period  ended March 31,  2005  were approximately ($14,894) compared to a net loss of approximately ($414,612) during the three-month period ended March 31, 2004. During the three month period ended March 31, 2005, we generated $640,408 in net revenues compared to $137,584 in net revenues for the three moths ended March 31, 2004, an increase of $502,824 or 365%. The significant increase in revenues is due to the rollout of new software contracts in Brazil.

During the three-month period ended March 31, 2005, we incurred operating expenses of approximately $679,536 compared to operating expenses of approximately $499,254 incurred during the three-month period ended March 31, 2004, an increase of $180,282 or approximately 36%. The increase in operating expenses during the three-month period ended March 31, 2005 from the same period in 2004 resulted from: (i) an increase of $117,613, or approximately 138.6%, in cost of product support services resulting from the increase in net revenues; (ii) an increase of $22,084, or approximately 27%, in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $73,119, or 72%, in general and administrative expenses resulting from increased operating costs associated with increased operations; and (iv) an increase of $53,542, or approximately 100%, in stock-based compensation as a result of an increase in stock issuances to employees, officers and consultants; and (iv) an increase of $26,581, or approximately 147.7%, in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations.

Certain operating expenses, however, decreased during the three-month period ended March 31, 2005 from the same period in 2004 as follows: (i) $85,474 in professional fees, which professional fees incurred during the three-month period ended March 31, 2004 included stock-based compensation of $75,000 from the issuance of our common stock; (ii) $45,185, or approximately 57.3%, in management and consulting fees, which is attributable to a decrease in the use of consultants; and (iii) $1,965, or approximately, 11.7%, in investor relation fees attributable to a decrease in the use of investor relations services.

We reported a loss from operations of ($39,128) for the three-month period ended March 31, 2005 as compared to a loss from operations of ($361,670) for the three-month period ended March 31, 2004. Although there can be no assurances, we anticipate that during the fiscal year 2005, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported in three months ended March 31, 2005. To support these increased sales, we anticipate that our operating expenses will also increase during the fiscal year 2005 as compared to the fiscal 2004. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses decreased $10,809, or approximately 15.3%, for three months ended March 31, 2005 as compared to three months ended March 31, 2004. Included in this change is: (i) an increase in other income of $18,346 as reported for the three months ended March 31, 2005 due to the income recognized upon settlement of accounts payable balances which was settled for less than the original obligation.; (ii) an increase of $27,349 or approximately 60.3%, in interest expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 which reflects an increase in our borrowings during three months ended March 31, 2005; and (iii) an increase of $19,812 in foreign exchange rate gains due to a favorable fluctuation in exchanges rate between Brazil and the United States..


Therefore, our net loss during the three-month period ended March 31, 2005 was ($98,819) or ($0.00) per common share compared to a net loss of ($432,170) or ($0.03) per common share for the three month period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, our current assets were $381,613 and our current liabilities were $2,234,903, which resulted in a working capital deficit of $1,853,290. As of March 31, 2005, our total assets were $1,132,830 consisting of: (i) $5,579 in cash; (ii) $74,311 in prepaid expenses and other assets;
(iii) $301,723 in accounts receivable; (iv) $255,898 in net software development costs; and (v) $492,919 in net valuation of property and equipment.

As of March 31, 2005, our total liabilities were $2,754,520 consisting of: (i) $1,672,322 in long-term and current portion of accounts payable and accrued expenses; (ii) $185,991 due to related parties; (iii) $320,332 in convertible loans from related party ; (iv) $163,617 in loan payable from related parties; (v) $83,950 in long-term and current portion of capital lease obligation; (vi) $250,000 in convertible debenture payable; and (ix) $78,308 in long-term and current portion of loan payable.

As at March 31, 2005, our current liabilities were $2,234,903 compared to $2,121,551 at December 31, 2004. The increase in current liabilities is due primarily to an increase in accounts payable and accrued expenses and additional loans to fund operations.

For the three months ended March 31, 2005, net cash flow provided by operating activities was $79,432 compared to net cash used in operating activities of $(140,247) for the three months ended March 31, 2004. The change in cash flows used in operating activities is mainly due to the decrease in operating loss for the period.

Net cash flows used in investing activities amounted to $261,201 for the three months ended March 31, 2005 compared to $83,317 for the three months ended March 31, 2004. The increase is primarily attributable to an increase in the acquisition of property and equipment in order to facilitate tour growth in revenues.

Net cash flow provided by financing activities for the three months ended March 31, 2005 was $99,334 resulting primarily from proceeds from a convertible debenture compared to $199,995 for the three months ended March 31, 2004 resulting from proceeds from related party loans of $139,500 and advanced from related parties of $72,500.

In summary, based upon the cash flow activities as previously discussed, for the three months ended March 31, 2005, our overall cash position increased by $1,489.

PLAN OF OPERATION

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

As of the date of this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to develop, provide and market our information network solutions to healthcare providers, health insurance companies and other end-users, and the continuing ability to generate capital financing. We are optimistic that we will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

We anticipate an increase in operating expenses over the next three years to pay costs associated with such business operations. We may need to raise additional funds. We may finance these expenses with further issuances of our common stock. We believe that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twelve months. Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our existing common stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available with acceptable terms, we may not be able to conduct our business operations successfully, which could significantly and materially restrict our overall business operations.

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $2,000,000 to $5,000,000 of financing designed to fund current debt commitments and business operations. As of the date of this Quarterly Report, we have entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our Common Stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our Common Stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our Common Stock for five trading days immediately preceding the conversion date.

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

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Transax International Limited includes revenue recognition and accounting for stock based compensation.

Revenue Recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue  from  the  sale  of  software  products,  which  do  not  require  any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectibility is probable.

Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize, in the statement of operations, the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the Company on January 1, 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART II

Item 1 - Legal Proceedings

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

      On April 7, 2005, we filed a stipulated motion for testimony by telephone and for expedited ruling by court. A hearing was set for April 12, 2005. X-Clearing Corp.'s replevin action was dismissed by the District Court. As of the date of this Quarterly Report, we intend to aggressively pursue all such legal actions and review further legal remedies against X-Clearing Corp.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

     On March 28, 2005, we agreed to issue 400,000 shares of common stock to settle $50,500 in debt due to an officer/director of the Company. At March 31, 2005, 400,000 of these shares had not been issued and are included in common stock issuable on the accompanying balance sheet. The recipient is a sophisticated investor who has such knowledge and experience in financial, investment and business matters that he is capable of evaluating the merits and risks of the prospective investment in our securities. The recipient is an accredited investor. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submissions of Matters to a Vote of Security Holders

     None

Item 5.  Other Events

     None

Item 6.  Exhibits

     31.1    Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive
		Officer *
     31.2    Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial
		Officer *
     32.1    Certification  of  Chief  Executive Officer Certification under
		Section 906 *
     32.2    Certification of Principal  Financial  and  Accounting  Officer
		Certification under Section 906 *

              * Filed herein



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               TRANSAX INTERNATIONAL LIMITED

                          Date:  May 16, 2005  By: /s/Stephen Walters
                                                   ------------------
                                                   Stephen Walters
                                                   Chief Executive Officer




                          Date:  May 16, 2005  By: /s/Adam Wasserman
                                                   ------------------
                                                   Adam Wasserman
                                                   Principal Financial and
                                                      Accounting Officer

EXHIBIT 31.1


   Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer


     I, Stephen Walters, certify that:

        1. I have reviewed this Form 10-QSB of Transax International Limited;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

        4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

           (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   	   (b)	   designed such internal control over financial reporting,  or
	      caused   such   internal   control over financial reporting to be
      	      designed under our supervision, to provide  reasonable  assurance
	      regarding  the  reliability   of   financial   reporting  and the
      	      preparation   of  financial  statements  for external purposes in
	      accordance with generally accepted accounting principles;

           (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (d)	  disclosed in this report any change  in  the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

        5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 16, 2005

/s/Stephen Walters
Stephen Walters
Chief Executive Officer

EXHIBIT 31.2


   Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer



        1. I have reviewed this Form 10-QSB of Transax International Limited;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

        4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

           (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


   	   (b)	   designed such internal control over financial reporting,  or
	      caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


           (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (d)	  disclosed in this report any change  in  the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

        5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: May 16, 2005

/s/Adam Wasserman
Adam Wasserman
Principal Financial and Accounting Officer

EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                           18 U.S.C.  SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Form 10-QSB of Transax International Limited (the "Company") on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Walters, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Stephen Walters
Stephen Walters
Chief Executive Officer
May 16, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2


                           CERTIFICATION PURSUANT TO
                           18 U.S.C.  SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Form 10-QSB of Transax International Limited (the "Company") on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Wasserman, Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Adam Wasserman
Adam Wasserman
Principal Financial and Accounting Officer
May 16, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.