Form 10QSB
period 2005-06-30
TRANSAX INTERNATIONAL LTD
filed 2005-08-18
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to __________


                         Commission File Number: 0-27845


                          TRANSAX INTERNATIONAL LIMITED
                          -----------------------------
          (Exact name of small business issuer as specified in charter)


               COLORADO                                    84-1304106
               --------                                    ----------
   (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)


                        8th Floor, 5201 Blue Lagoon Drive
                                Miami, FL, 33126
                        ---------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (305) 629-3090
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 12, 2005, there were 30,322,981 shares of the small business issuer's common stock outstanding.

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005


                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
            As of June 30, 2005........................................... 3

         Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended June 30, 2005 and 2004 .... 4

         Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 2005 and 2004............... 5

         Notes to Unaudited Consolidated Financial Statements............. 6-16

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation............................................... 17-22

         Item 3 - Controls and Procedures................................. 23


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................................... 23

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds......................................... 24

         Item 3 - Default Upon Senior Securities.......................... 24

         Item 4 - Submission of Matters to a Vote of Security Holders..... 24

         Item 5 - Other Information....................................... 24

         Item 6 - Exhibits................................................ 24

         Signatures....................................................... 24

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................  $    64,221
  Accounts receivable (Net of allowance for doubtful accounts
    of $0) .......................................................      369,726
  Prepaid expenses and other current assets ......................      100,578
                                                                    -----------

     TOTAL CURRENT ASSETS ........................................      534,525

SOFTWARE DEVELOPMENT COSTS, net ..................................      279,878
PROPERTY AND EQUIPMENT, net ......................................      720,758
DEFERRED DEBT OFFERING COSTS .....................................      200,000
OTHER ASSETS .....................................................        2,400
                                                                    -----------

     TOTAL ASSETS ................................................  $ 1,737,561
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ....................  $    71,051
  Current portion of loan payable ................................      202,893
  Accounts payable and accrued expenses ..........................    1,469,994
  Due to related parties .........................................      172,400
  Loan payable - related party ...................................      142,071
  Convertible loans from related party ...........................      274,836
                                                                    -----------

     TOTAL CURRENT LIABILITIES ...................................    2,333,245

LOAN PAYABLE .....................................................      255,237
DEBENTURE PAYABLE, NET ...........................................      216,521
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion ....      404,115
                                                                    -----------

     TOTAL LIABILITIES ...........................................    3,209,118
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
    No shares issued and outstanding .............................            -
  Common stock $.00001 par value; 100,000,000 shares authorized;
    30,122,981 shares issued and outstanding .....................          300
  Paid-in capital ................................................    7,352,788
  Accumulated deficit ............................................   (8,761,242)
  Deferred compensation ..........................................       (9,625)
  Other comprehensive loss - Cumulative foreign currency
    adjustment ...................................................      (53,778)
                                                                    -----------

     TOTAL STOCKHOLDERS' DEFICIT .................................   (1,471,557)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................  $ 1,737,561
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                       FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                  ENDED JUNE 30,
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
REVENUES .......................................   $    861,023    $    312,615    $  1,501,431    $    450,199
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of product support services .............        394,533         161,999         596,996         246,849
  Payroll and related benefits .................        103,073          83,271         207,100         165,213
  Research & development costs .................         50,690          28,616          90,022          47,981
  Professional fees ............................         58,980         (64,058)         71,145          33,581
  Management & consulting fees - related parties         41,250          78,900          74,965         157,800
  Stock based compensation .....................         26,500               -          80,042               -
  Investor relations ...........................            790           2,827          15,635          19,637
  Depreciation and amortization ................         59,027          16,754         103,604          34,751
  General & administrative .....................        181,944          83,015         356,814         184,766
                                                   ------------    ------------    ------------    ------------

     TOTAL OPERATING EXPENSES ..................        916,787         391,324       1,596,323         890,578
                                                   ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ...........................        (55,764)        (78,709)        (94,892)       (440,379)
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Other income (expense) .......................              -         (11,372)         10,514         (19,203)
  Foreign exchange gains (losses) ..............         23,932          18,191          26,434             881
  Interest expense .............................       (106,867)        (17,514)       (167,085)        (42,651)
  Interest expense - related party .............        (43,788)        (22,810)        (56,277)        (43,032)
                                                   ------------    ------------    ------------    ------------

     TOTAL OTHER EXPENSES ......................       (126,723)        (33,505)       (186,414)       (104,005)
                                                   ------------    ------------    ------------    ------------

NET LOSS .......................................       (182,487)       (112,214)       (281,306)       (544,384)

OTHER COMPREHENSIVE INCOME:
  Unrealized foreign currency translation
   gain (loss) .................................        (75,051)          1,496           8,874          19,054
                                                   ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS .............................   $   (257,538)       (110,718)   $   (272,432)   $   (525,330)
                                                   ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED ..............................   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.04)
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED ............................     29,491,294      15,720,910      29,240,092      15,374,472
                                                   ============    ============    ============    ============

                              The accompanying notes are an integral part of these
                                       consolidated financial statements.
                                                       -4-

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................  $(281,306)  $(544,384)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization .....................    103,604      75,651
     Amortization of development costs .................     66,524           -
     Beneficial interest ...............................     93,750           -
     Stock-based compensation ..........................     80,041           -
     Grant of warrants .................................     31,200           -
     Foreign exchange gain .............................    (18,101)          -
     Gain on sale of fixed assets ......................          -        (251)
     Amortization of deferred debt issuance costs ......      4,783           -

Changes in assets and liabilities:
     Accounts receivable ...............................   (199,528)    (80,114)
     Prepaid expenses and other current assets .........    (49,031)    (13,899)
     Other assets ......................................     (2,400)          -
     Accounts payable and accrued expenses .............    379,253      98,250
     Accrued interest payable, related party ...........     24,777      43,032
     Accrued interest payable ..........................      5,237       7,133
     Due to related parties ............................      1,191     162,316
     Accrued payroll and related expenses ..............          -     130,660
     Other .............................................          -       7,081
     Accounts payable and accrued expenses  - long-term      11,050           -
                                                          ---------   ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....    251,045    (114,525)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ...............   (103,358)   (131,212)
  Proceeds from disposal of property and equipment .....          -       3,113
  Acquisition of property and equipment ................   (381,046)     (3,432)
                                                          ---------   ---------

NET CASH USED IN INVESTING ACTIVITIES ..................   (484,404)   (131,531)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party ..........................          -      82,500
  Advances from non-related company ....................          -      24,000
  Repayment of advances from related party .............    (35,000)          -
  Repayments under capital lease obligations ...........    (20,962)    (27,131)
  Proceeds from convertible debenture ..................    336,738           -
  Proceeds from loan payable ...........................    141,982           -
  Proceeds from loan - related party ...................          -     139,500
  Repayment of from loan - related party ...............    (15,084)          -
                                                          ---------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..............    407,674     218,869
                                                          ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................   (114,184)     23,096
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH ........................     60,131      (4,091)

CASH, BEGINNING OF PERIOD ..............................      4,090      10,472
                                                          ---------   ---------

CASH, END OF PERIOD ....................................  $  64,221   $   6,381
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ...............................  $  15,084   $  31,564
                                                          =========   =========
  Cash paid for income taxes ...........................  $       -   $       -
                                                          =========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ....  $ 137,971   $ 112,500
                                                          =========   =========
  Common stock issued for services .....................  $  80,041   $       -
                                                          =========   =========
  Grant of common stock warrants in connection debt
   conversion ..........................................  $  31,200   $       -
                                                          =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Organization

Transax International Limited was incorporated in the State of Colorado in 1999. The Company, primarily through its wholly-owned subsidiary TDS Telecommunication Data Systems Ltda. ("TDS"), is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution (TM) enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates used in the preparation of the accompanying financial statements include the allowance for doubtful accounts receivable, the useful lives of property, equipment and software development costs and variables used to determine stock-based compensation.

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying values due to their short maturities. The fair values of our debt instruments approximate their carrying values based on rates currently available to us.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued)

The exercise prices of all options granted by the Company exceeded the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2005 and 2004:

                                                   Six months ended June 30,
                                                   -------------------------
                                                      2005           2004
                                                   ---------      ---------
     Net loss as reported ......................   $(281,306)     $(544,384)
     Less: total stock-based employee
     compensation expense determined under
     fair value based method, net of related tax
     effect ....................................     (50,871)             -
                                                   ---------      ---------

     Pro forma net loss ........................   $(332,177)     $(544,384)
                                                   =========      =========

       Basic and diluted loss per share:
           As reported .........................   $    (.01)     $    (.04)
                                                   =========      =========
           Pro forma ...........................   $    (.01)     $    (.04)
                                                   =========      =========

The option grants are estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as of June 30, 2005: expected volatility of 205%; risk free interest rate of 3.25%; expected life of 5 years and annual dividend rate of 0%.

Loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2005, there were options and warrants to purchase 12,926,070 shares of common stock, which could potentially dilute future earnings per share, but which are anti-dilutive for the periods presented above.

Comprehensive Loss

Other comprehensive loss, which currently includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholders' Deficit.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in the process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment to APB Opinion No. 29 which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable

At December 31, 2004, the Company had loans payable for $200,000 and $100,000 to a related party whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $200,000 of principal due under the convertible loans is due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. On June 28, 2005, the holder of the notes partially exercised the conversion feature. Accordingly, the Company issued 400,000 shares and 400,000 warrants to purchase common stock of the Company for the conversion of principal balance of $50,000. The Company also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans. At June 30, 2005, interest due on these two loans amounted to $24,836 and the aggregate principal amount due is $250,000. During the six months ended June 30, 2005 and 2004, the Company incurred $17,852 and $24,132, respectively, in interest related to these two loans. The Company did not incur beneficial conversion charges because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties

As of June 30, 2005 the Company had $20,905 of advances payable and accrued interest due to a related party whose officer is an officer of the Company.

For the six months ended June 30, 2005 and 2004, the Company incurred $82,500 and $66,000, respectively, in management fees to an officer/director of the Company. On January 14, 2005, the board of directors voted to increase the compensation paid to this officer/director from $11,000 per month to $13,750 per month, effective January 1, 2005. On March 28, 2005, the Company issued 400,000 shares of common stock at $.126 per share to this officer/director for settlement of $50,500 of this debt. On June 28, 2005, the Company issued 300,000 shares of common stock at $.11 per share to this officer/director for settlement of $33,000 of this debt.. The fair market value of these shares were based on the average price of the Company's shares traded between June 14 and June 27, 2005. At June 30, 2005, $137,343 in management fees and other expenses were outstanding to this officer/director and are included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

At June 30, 2005, $14,152 in management fees and expenses payable was due to a director of the Company and is included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

Loan Payable - Related Party

On March 5, 2004, the Company borrowed Euro 115,000 ($138,759 at June 30, 2005) from an officer of the Company for working capital purposes. The loan accrues 0.8% compounded interest per month, has a term of twelve months, and the debt is repayable quarterly in arrears. During the six months ended June 30, 2005 and 2004, the Company incurred $7,225 and $3,721, respectively, in interest related to this loan. As at June 30, 2005, $3,312 in interest was accrued on this loan and is included in loan payable - related party on the accompanying balance sheet. The officer agreed to extend the loan for an additional twelve months until March 2006.

NOTE 3 - FINANCING ARRANGEMENTS

Loan Payable

On October 25, 2004, the Company and Cornell Capital Partners entered into a Securities Purchase Agreement, pursuant to which Cornell Capital Partners purchased two 5% secured convertible debentures. The initial convertible debenture in the original principal amount of $125,000 was dated October 25, 2004 and the second convertible debenture in the original principal amount of $125,000 was dated January 4, 2005 (collectively, the "Original Debentures"). In connection with the terms of the original debentures, for the six months ended June 30, 2005, the Company recorded a beneficial conversion amount of $31,250 as interest expense since the debentures were immediately convertible. On May 17, 2005, the Company and Cornell Capital Partners entered into a $255,237 Promissory Note (the "Note"), whereby the Original Debentures were terminated. This Note represents the outstanding principal balance of $250,000 on the Original Debentures, plus accrued but unpaid interest through April 30, 2005 equal to $5,237. The Note bears interest at a rate of 12% per annum and is secured by stock pledged by certain shareholders of the Company. As of June 30, 2005, the Company has accrued interest payable of $2,552 related to this Note which is included in accounts payable and accrued expenses on the accompanying balance sheet.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Debenture Payable

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship (the "Investor"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. In April 2005, Company recorded a beneficial conversion amount of $62,500 as interest expense since the debentures were immediately convertible. Additionally, the Company paid fees of $38,262 in connection with this debenture. These fees were treated as a discount on the convertible debenture and are being amortized over the debenture term. Amortization expense for the six months ended June 30, 2005 was $4,783 and is included in interest expense.

The convertible debenture liability is as follows at June 30, 2005:


Convertible debentures payable ..............   $ 250,000

Less: unamortized discount on debentures ....     (33,479)
                                                ---------

Convertible debentures, net .................   $ 216,521
                                                =========

Standby Equity Distribution Agreement

On October 25, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company could, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million.

On May 17, 2005, the Company entered into a Termination Agreement with Cornell Capital Partners, whereby that certain Standby Equity Distribution Agreement, dated October 25, 2004, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners on May 17, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 97% of, or a 3% discount to, the lowest closing bid price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $200,000 per weekly advance and $1,000,000 per 30 days.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Standby Equity Distribution Agreement (continued)

Under the now-terminated Standby Equity Distribution Agreement (SEDA) originally dated October 25, 2004 and the terminated compensation debenture in December 2004, Cornell Capital Partners received a one-time commitment fee in the form of 1,201,779 shares of common stock in the amount of $200,000. In December 2004, the Company valued the common shares issued to Cornell at the fair market value on the dates of grant or $0.1664 per share or $200,000 based on the quoted trading price for the stock. From December 2004 through May 27, 2005, the Company renegotiated the terms of the SEDA and the related agreements and did not amortize the commitment fee. At June 30, 2005, the commitment fee was deemed to be a deferred debt offering cost on the accompanying balance sheet and will be amortized as a financing expense over the effective period of 24 months or less if funded earlier. Since as of June 30, 2005, the Company's registration was not yet declared effective, the Company did not begin amortizing the commitment fee.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

On January 14, 2005, the Company entered into a six-month consulting contract for business development services. In connection with the agreement, the Company issued 400,000 shares of common stock. On May 10, 2005, the Company cancelled this contract and cancelled 200,000 shares that were due on this contract. The Company valued these common shares at the fair market value on the date of grant of $0.16 based on the quoted trading price and recorded stock-based consulting expense of $42,667 through the date of cancellation.

On January 14, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 100,000 shares of common stock. The Company valued these common shares at the fair market value on the date of grant of $0.16 based on the quoted trading price and recorded stock-based compensation expense of $16,000.

On March 21, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 150,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.14 or $21,000 based on the quoted trading price and recorded stock-based consulting expense of $11,375 and deferred consulting expense of $9,625 to be amortized over the remaining service period.

On March 28, 2005, the Company issued 400,000 shares of common stock to settle $50,500 in debt due to an officer/director of the Company. The Company valued these common shares at the fair market value on the date of grant of $0.126.

On June 28, 2005, the holder of the related party loans (see note 2) exercised the conversion feature. Accordingly, the Company issued 400,000 shares and the conversion price of $.125 per share and 400,000 warrants to purchase common stock of the Company at $.25 per share (see note 3) for the conversion of principal balance of $50,000. The Company also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans.

On June 28, 2005, the Company issued 300,000 shares of common stock at $.11 per share, the fair market value on the date of grant, to this officer/director for settlement of $33,000 of this debt.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

On May 5, 2005, the Company granted options to purchase an aggregate of 1,000,000 shares of common stock to employees, officers and directors of the Company. The options are exercisable at $0.15 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on May 5, 2010.

A summary of the status of the Company's outstanding stock options as of June 30, 2005 and changes during the period then ended is as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                     Shares         Price
                                                    ---------     --------
     Outstanding at December 31, 2004 ..........    2,425,000        0.41
      Granted ..................................    1,000,000        0.15
      Exercised ................................            -           -
      Forfeited ................................            -           -
                                                    ---------      ------

      Outstanding at June 30, 2005 .............    3,425,000      $ 0.33
                                                    =========      ======

      Options exercisable at end of period .....    3,425,000      $ 0.33
                                                    =========      ======
      Weighted-average fair value of options
          granted during the period ............      2005
                                                     ------
                                                     $ 0.15

The following information applies to options outstanding at June 30, 2005:

                              Options Outstanding          Options Exercisable
                           -------------------------     ----------------------
                             Weighted
                             Average        Weighted                   Weighted
Range of                    Remaining       Average                    Average
Exercise                   Contractual      Exercise                   Exercise
Prices        Shares       Life (Years)      Price        Shares        Price
--------     ---------     ------------     --------     ---------     --------
 $0.50       1,675,000         3.62          $ 0.50      1,675,000      $ 0.50
 $0.20         750,000         5.00          $ 0.20        750,000      $ 0.20
 $0.15       1,000,000         4.80          $ 0.15      1,000,000      $ 0.15

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of June 30, 2005 and 2004 and changes during the period then ended is as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                     Shares         Price
                                                    ---------     --------
     Outstanding at December 31, 2004               9,101,070        0.61
      Granted                                         400,000        0.25
      Exercised                                             -           -
      Forfeited                                             -           -
                                                    ---------      ------

      Outstanding at June 30, 2005                  9,501,070      $ 0.60
                                                    =========      ======

      Warrants exercisable at end of period         9,501,070      $ 0.60
                                                    =========      ======

                                                      2005
                                                     ------
      Weighted-average fair value of warrants
          granted during the period                  $ 0.25


The following information applies to all warrants outstanding at June 30, 2005:

                             Warrants Outstanding         Warrants Exercisable
                           -------------------------     ----------------------
                             Weighted
                             Average        Weighted                   Weighted
Range of                    Remaining       Average                    Average
Exercise                   Contractual      Exercise                   Exercise
Prices        Shares       Life (Years)      Price        Shares        Price
--------     ---------     ------------     --------     ---------     --------
 $1.00       4,325,000         3.61          $ 1.00      4,325,000      $ 1.00
 $0.50         373,570         1.00          $ 0.50        373,570      $ 0.50
 $0.30       2,000,000         2.00          $ 0.30      2,000,000      $ 0.30
 $0.20       2,402,500         4.75          $ 0.20      2,402,500      $ 0.20
 $0.25         400,000         2.00          $ 0.25        400,000      $ 0.25


NOTE 5 - LITIGATION

An action has been brought against the Company by its former stock transfer agent who alleges, among other items, that the Company breached its contract with the transfer agent. The Company has filed an answer to the action and a portion of the action has been dismissed by the court. The Company intends to vigorously defend itself against the remainder of the action. Counsel has advised the Company that there is a better than fifty percent chance that a potential loss will be incurred. Accordingly, as of December 31, 2004, an accrual of $50,000 was recorded which, as of June 30, 2005, is included in accounts payable and accrued expenses on the accompanying balance sheet.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 6 - FOREIGN OPERATIONS

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

                                             Six Months Ended   Six Months Ended
                                                  June 30,           June 30,
                                                    2005               2004
                                             ----------------   ----------------
Net sales to Unaffiliated Customers:
  Brazil ...............................       $ 1,501,431        $   450,199
  USA ..................................                 -                  -
  Singapore ............................                 -                  -
  Australia ............................                 -                  -
  Mauritius ............................                 -                  -
                                               -----------        -----------

     Total Sales .......................         1,501,431            450,199
                                               -----------        -----------

Operating Expenses:
  Brazil ...............................         1,216,321            662,392
  USA ..................................           336,595            206,871
  Singapore ............................                 -                  -
  Australia ............................             7,176                 85
  Mauritius ............................            36,231             21,230
                                               -----------        -----------

  Total Operating Expenses .............         1,596,323            890,578
                                               -----------        -----------

Loss from operations ...................           (94,892)          (440,379)
                                               -----------        -----------

Other income (expenses):
  Brazil ...............................           (59,242)           (54,722)
  USA ..................................          (135,122)           (49,709)
  Australia ............................             7,950                426
                                               -----------        -----------
                                                  (186,414)          (104,005)
                                               -----------        -----------

Net loss as reported in the
 accompanying statements ...............       $  (281,306)       $  (544,384)
                                               ===========        ===========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 7 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $8,761,242, has a stockholders' deficit of $1,471,557 at June 30, 2005 and has a working capital deficit of $1,798,720. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2005 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2005, these deficiencies (including interest and fines) amounted to approximately $762,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - SUBSEQUENT EVENTS

On July 15, 2005, the Company entered into a one-year consulting contract for public relations services. For services rendered, the Company shall pay $5,000 per month payable in cash and/or free-trading common stock. In connection with this agreement, the Company issued 200,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant of $0.15 per share or $30,000 based on the quoted trading price and recorded deferred consulting expense of $30,000 to be amortized over the service period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2004

Our net losses during the six-month period ended June 30, 2005 were $281,306 compared to a net loss of $544,384 during the six-month period ended June 30, 2004. During the six month period ended June 30, 2005, we generated $1,501,431 in net revenues compared to $450,199 in net revenues for the six months ended June 30, 2004, an increase of $1,051,232 or 233.5%. The significant increase in revenues is due to the continued rollout of software contracts in Brazil. We undertook approximately 3.0 million "real-time" transactions during the first and second quarter of 2005 compared to 1.1 million "real-time" transactions during the same period in 2004. We installed a record 1043 Point of Sales (POS) solutions during the six months ended June 30, 2005. At the end of June 2005 we had 4,600 solutions operational in Brazil including 2345 Point of Sales solutions.

SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2004

During the six-month period ended June 30, 2005, we incurred operating expenses of $1,596,323 compared to operating expenses of $890,578 incurred during the six-month period ended June 30, 2004, an increase of $705,745 or 79.3%. The increase in operating expenses during the six-month period ended June 30, 2005 from the same period in 2004 resulted from: (i) an increase of $350,147, or approximately 141.8%, in cost of product support services resulting from the increase in net revenues; (ii) an increase of $41,887, or approximately 25.3%, in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $172,048, or 93%, in general and administrative expenses resulting from increased operating costs associated with increased operations; (iv) an increase of $80,042, or 100%, in stock-based compensation and consulting fees as a result of an increase in stock issuances to employees, officers and consultants; (v) an increase of $68,853, or approximately 198%, in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations, (vi) an increase in research and development costs of $42,041 related to increased amortization of development costs associated with our software, and (vii) an increase in professional fees of $37,564 related to our SEC filings and filing of a registration statement of form SB-2.

Certain operating expenses, however, decreased during the six-month period ended June 30, 2005 from the same period in 2004 as follows: (i) a decrease of $82,835, or 52.5%, in management and consulting fees, which is attributable to a decrease in the use of consultants; and (ii) a decrease of $4,002, or approximately, 20.4%, in investor relation fees attributable to a decrease in the use of investor relations services.

We reported a loss from operations of ($94,892) for the six-month period ended June 30, 2005 as compared to a loss from operations of ($440,379) for the six-month period ended June 30, 2004. Although there can be no assurances, we anticipate that during the fiscal year 2005, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported in the six months ended June 30, 2005. To support these increased sales, we anticipate that our operating expenses will also increase during the fiscal year 2005 as compared to the fiscal 2004. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses increased $82,409, or approximately 79.2%, for six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Included in this change is: (i) an increase in other income of $29,717 due to the income recognized upon settlement of accounts payable balances which were settled for less than the original obligation.; (ii) an increase of $137,679 or approximately 160.7%, in interest expense for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 which reflects an increase in our borrowings during six months ended June 30, 2005, the recording of beneficial interest of $62,500 and interest expense recorded in connection with the grant of warrants upon debt conversion of $31,200; and (iii) an increase of $25,553 in foreign exchange rate gains due to a favorable fluctuation in the exchange rate between Brazil and the United States..

For the six months ended June 30, 2005, our net loss was ($281,306) or ($0.01) per common share compared to a net loss of ($544,384) or ($0.04) per common share for the six month period ended June 30, 2004.

THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2004

Our net losses during the three-month period ended June 30, 2005 were $182,487 compared to a net loss of $112,214 during the three-month period ended June 30, 2004. During the three-month period ended June 30, 2005, we generated $861,023 in net revenues compared to $312,615 in net revenues for the three-months ended June 30, 2004, an increase of $548,408 or 175.4%. The significant increase in revenues is due to the continued rollout of software contracts in Brazil as discussed above.

During the three-month period ended June 30, 2005, we incurred operating expenses of $916,787 compared to operating expenses of $391,324 incurred during the three-month period ended June 30, 2004, an increase of $525,463 or 134.3%. The increase in operating expenses during the three-month period ended June 30, 2005 from the same period in 2004 resulted from: (i) an increase of $232,534, or approximately 143.5%, in cost of product support services resulting from the increase in net revenues; (ii) an increase of $19,802, or approximately 23.8%, in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $98,929, or 119.2%, in general and administrative expenses resulting from increased operating costs associated with increased operations; (iv) an increase of $26,500, or 100%, in stock-based compensation and consulting fees as a result of an increase in stock issuances to employees, officers and consultants; (v) an increase of $42,273, or approximately 252.3%, in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations, (vi) an increase in research and development costs of $22,074 related to increased amortization of development costs associated with our software, and (vii) an increase in professional fees of $123,038 related to our SEC filings and the filing of a registration statement, Form SB-2.

Certain operating expenses, however, decreased during the three-month period ended June 30, 2005 from the same period in 2004 as follows: (i) a decrease of $37,650, or 47.7%, in management and consulting fees, which is attributable to a decrease in the use of consultants; and (ii) a decrease of $2,037, or approximately, 72.1%, in investor relation fees attributable to a decrease in the use of investor relations services.

We reported a loss from operations of ($55,764) for the three-month period ended June 30, 2005 as compared to a loss from operations of ($78,709) for the three-month period ended June 30, 2004.

Total other expenses increased $93,218, or approximately 278.2%, for three months ended June 30, 2005 as compared to three months ended June 30, 2004. Included in this change is: (i) a decrease in other expense of $11,372 as reported for the three months ended June 30, 2004.; (ii) an increase of $110,331, or approximately 273.6%, in interest expense for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004; and
(iii) an increase of $5,741 in foreign exchange rate gains due to a favorable fluctuation in exchange rate between Brazil and the United States..

Therefore, our net loss during the three month period ended June 30, 2005 was ($182,487) or ($0.01) per common share compared to a net loss of ($112,214) or ($0.01) per common share for the three month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our current assets were $534,525 and our current liabilities were $2,333,244, which resulted in a working capital deficit of $1,798,719. As of June 30, 2005, our total assets were $1,737,561 consisting of:
(i) $64,221 in cash; (ii) $100,578 in prepaid expenses and other assets; (iii) $369,726 in accounts receivable; (iv) 279,878 in net software development costs;
(v) $720,758 in net valuation of property and equipment; and (vi) deferred debt offering costs of $200,000 which will be amortized into interest expense over time.

As of June 30, 2005, our total liabilities were $3,209,117 consisting of: (i) $1,874,109 in long-term and current portion of accounts payable and accrued expenses; (ii) $172,400 due to related parties; (iii) $274,836 in convertible loans to related parties; (iv) $142,071 in loan payable to related parties; (v) $71,051 in long-term and current portion of capital lease obligation; (vi) $216,521 in convertible debenture payable; and (ix) $458,130 in long-term and current portion of loan payable.

As at June 30, 2005, our current liabilities were $2,333,244 compared to $2,121,551 at December 31, 2004. The increase in current liabilities is due primarily to an increase in accounts payable and accrued expenses and additional loans to fund operations.

For the six months ended June 30, 2005, net cash flow provided by operating activities was $251,045 compared to net cash used in operating activities of $114,525 for the six months ended June 30, 2004. The change in cash flows used in operating activities is mainly due to the decrease in operating loss for the period.

Net cash flows used in investing activities amounted to $484,404 for the six months ended June 30, 2005 compared to $131,531 for the six months ended June 30, 2004, an increase in cash used in investing activities of $352,873. The increase is primarily attributable to an increase in the acquisition of property and equipment in order to facilitate our growth in revenues.

Net cash flow provided by financing activities for the six months ended June 30, 2005 was $407,674 resulting primarily from proceeds from a convertible debenture and loans payable compared to $218,869 for the six months ended June 30, 2004 resulting from proceeds from related party loans of $139,500 and advanced from related parties of $82,500.

In summary, based upon the cash flow activities as previously discussed, for the six months ended June 30, 2005, our overall cash position increased by $60,131.

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

We anticipate an increase in operating expenses over the next three years to pay costs associated with such business operations. We may need to raise additional funds. We may finance these expenses with further issuances of our common stock. We believe that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twelve months. Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our existing common stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available with acceptable terms, we may not be able to conduct our business operations successfully, which could significantly and materially restrict our overall business operations.

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $2,000,000 to $5,000,000 of financing designed to fund current debt commitments and business operations. As of the date of this quarterly report, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our Common Stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our Common Stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our Common Stock for five trading days immediately preceding the conversion date. Additionally, we entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners on May 17, 2005. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million.

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

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Transax International Limited includes the useful live of property and equipment and accounting for stock based compensation.

Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Accounting for Stock Based Compensation - We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2006. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition. No stock-based compensation cost is currently reflected in net loss for employee option grants as all options granted had an exercise price equal to or exceeding market value of the underlying common stock on the date of grant.

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

 In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

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

         The parties through legal counsel are currently in negotiation for settlement by mutual agreement.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

         On June 28, 2005, the holder of the related party notes partially exercised the conversion feature. Accordingly, we issued 400,000 shares at the conversion price of $.125 per share and 400,000 warrants to purchase common stock of the Company at $.25 per share (see note 2 to the unaudited consolidated financial statements included elsewhere in this filing) for the conversion of principal balance of $50,000. We also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans.

         On June 28, 2005, we issued 300,000 shares of common stock at $.11 per share, the fair market value on the date of grant for settlement of $33,000 of this debt.

         The recipients are sophisticated investors who have such knowledge and experience in financial, investment and business matters that they are capable of evaluating the merits and risks of the prospective investment in our securities. The recipients are accredited investors. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

31.1 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSAX INTERNATIONAL LIMITED


         Date:  August 18, 2005         By: /s/ Stephen Walters
                                            -------------------
                                        Stephen Walters
                                        Chief Executive Officer


         Date:  August 18, 2005         By: /s/Adam Wasserman
                                            -----------------
                                        Adam Wasserman
                                        Principal Financial and
                                        Accounting Officer