Form 10QSB/A
period 2004-09-30
TRANSAX INTERNATIONAL LTD
filed 2005-08-25
CIK 1097896

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




                                                                         Page #

September 30, 2004
Unaudited Consolidated Financial Statements        Transax International Limited

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT [UNAUDITED]
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
================================================================================


												  Accumulated	 Total
												  Other		 Stock-
			  Common	Par Value	Share	  Paid-In    Treasury Accumulated Comprehensive	 holders
			  Stock		  Amount    Subscriptions Capital    Stock    Deficit	  Income(loss)	 Equity
			  Shares

------------------------  -------------  ---------  ------------- ---------- -------- ----------- -------------  ------------
Balance, January 2, 2004     14,029,647   $ 141	    $     421,293 $4,590,093 $	   -  $(6,687,682)$      54,676  $(1,621,497)


Issuance of stock               300,000       3 	  (75,000)   74,997                                                -
for settlement of
share subscriptions,
January 7, 2004

Issuance of stock               373,570       3	 	  (93,393)   93,390                                                -
for settlement of
shar subscriptions,
Related Party,
January 7, 2004

Issuance of restricted          300,000       3          	    74,997 					      75,000
stock for services,
January 26, 2004


Issuance of stock for		300,000       3            	    74,997                                            75,000
options excersied for
settlement of debt,
February 12, 2004


Issuance of stock for           450,000       5         (225,000)  224,996						   -
settlement of share
subscriptions, April
18, 2004

Stock returned to                                                              (75,000)	                             (75,000)
treasury, May 5, 2004

Issuance of stock for            45,000       1	 	(27,900)    27,899                                                 -
settlement of finder's
fee, June 2, 2004

Issuance of stock for           150,000       2          	    37,499                                            37,500
options exercised for
settlement of debt,
June 11, 2004

Issuance of stock for           600,000       6          	    35,994                                            36,000
options exercised for
settlement of debt,
July 26, 2004

Issuance of restricted          600,000       6	              	    35,994                                            36,000
stock for services,
August 12, 2004

Unisssued shares[374,848]                                28,114                                       		      28,114
for interest due on cash
advances - Related Party,
September 29, 2004

Unisssued shares [346,667]                               26,000	                                        	      26,000
for finder's fee - Related
Party, September 29, 2004

Unisssued shares
[1,687,500] for settlement                              135,000		                                       	     135,000
of debt - Related Party,
September 29, 2004

Unisssued shares [562,500]                               45,000                                         	      45,000
for settlement of debt,
September 29, 2004

Unisssued shares [166,667]                               12,500 	                                       	      12,500
for finder's fee, September
29, 2004

Unisssued shares
[1,166,667] for settlement                               87,500                                         	      87,500
of cash advances,
September 29, 2004

Unisssued shares
[548,333] for settlement                                 41,125                                         	      41,125
of cash advances,
September 29, 2004

Unisssued shares [270,200]                               20,265                                         	      20,265
for interest due on cash
advances, September 29,
2004

Unisssued shares [16,000]	                          1,200                                           	       1,200
for interest due on cash
advances,  September 29,
2004

Unisssued shares [687,500]	                         55,000                                                       55,000
for loan conversion -
Related Party, September
29, 2004

Unisssued shares [871,425]	                         69,714                                           	      69,714
for interest due on
convertible loans -
Related Party, Septmeber
29,2004

Stock options and
warrants issued		                                265,011				                             265,011

Treasury stock cancelled,      (300,000)     (3)            	   (74,997)    75,000		                           -
September 23, 2004

Comprehensive
Income (Loss):

Net loss for period                                                                    (1,252,948)

Foreign currency 			                                                               (23,742)
translation adjustments

Total comprehensive
income (loss)  			                                                                                   (1,276,690)
------------------------  -------------  ---------  ------------- ---------- -------- ----------- -------------  ------------
Balance, September
30, 2004		     16,848,217  $     169  $     521,418 $5,460,870 $	    - $(7,940,630)$     (30,934) $ (1,927,240)
========================  =============  =========  ============= ========== ======== =========== =============  ============

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

As discussed above, the decrease in net loss during the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 is attributable primarily to the increase in gross revenues and is not proportional to the increase in revenues due to the decrease in stock-based compensation expenses. The Company's net loss during the nine-month period ended September 30, 2004 was approximately ($1,252,900) or ($0.08) per share compared to a net loss of approximately ($1,733,800) or ($0.14) during the nine-month period ended September 30, 2003. The weighted average number of shares outstanding was 15,807,994 for the nine-month period ended September 30, 2004 compared to 12,635,651 for the nine-month period ended September 30, 2003.

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

FORM 10-QSB
September 30, 2004
Exhibit 10.1                                      Transax international Limited




________________________________________________________________________________
Title of Class    Name and Address of	      Amount and Nature	      Percent of
                    Beneficial Owner	          of Beneficial		 Class
						    Ownership
________________________________________________________________________________

Common Stock      Stephen Walters                 984,819(1)(2)		 3.62%
                  Flat 3 Elstree Crt.
                  Blackpool, Lancs
                  FY2OSX, UK


Common Stock      Carlingford Investments
                  Limited                       8,718,788(1)(3)		26.45%
                  80 raffles Place
                  #16-20 UOB Plaza II
                  Singapore 048624

Common Stock      Nathalie Pilon                  150,000(1)(4)	         0.46%
                  2919 Ontario Street
                  Vancouver, British Columbia
                  Canada V5T 2Y5

Common Stock      David Bouzaid                   250,000(1)(5)		 0.76%
                  Jl. Bangka Jakarta Selatan
                  12730
                  Indonesia

Common Stock      Laurie Bewes                    425,000(1)(6)		 1.29%
                  429 Willawrong Road
                  Caringbah, Australia
                  NSW 2229

Common Stock      Graeme Smith                    150,000(1)(7)          0.46%
                  25 South Harper's Road
                  Woodend, Victoria, Australia
                  3442

Common Stock      All officers and directors   10,678,607(1)(8)	        38.56%
                   as a group (5 persons)
________________________________________________________________________________


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

Dated: August 25, 2005By:  /s/ Stephen Walters
                        ---------------------------------
                        Stephen Walters, President and
                        Chief Executive Officer

Form 10-QSB
September 30, 2004
Exhibit 31.2                                      Transax International Limited






EXHIBIT 31.2
                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                  PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
                          RULE 13a-14(a) OR 15d-14(a)

I, Adam Wasserman, certify that:
   1. I have reviewed this quarterly report on Form 10-QSB of Transax International Limited;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The  registrant's  other  certifying  officer and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 25, 2005  By:  /s/ Adam Wasserman
                        --------------------------------
                        Adam Wasserman, Principal Financial
			and Accounting Officer

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


In connection with the quarterly report of Transax International limited (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephen Walters, Chief Executive Officer of the Company, and Adam Wasserman, Principal Financial and Accounting Officer of the Company, each certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the Untied States Code, that:

   1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
   2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: August 25, 2005    By:  /s/ Stephen Walters
                          ---------------------------------
                          Stephen Walters, President and
                          Chief Executive Officer

Dated: August 25, 2005    By:  /s/ Adam Wasserman
                          --------------------------------
                          Adam Wasserman, Principal Financial
			  and Accounting Officer