Form 10QSB
period 2005-09-30
TRANSAX INTERNATIONAL LTD
filed 2005-11-15
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to __________


                         Commission File Number: 0-27845


                          TRANSAX INTERNATIONAL LIMITED
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


         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes _____ No __X__


         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

                                       N/A


         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes _____ No _____


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                        Outstanding as of November 10, 2005
--------                                     -----------------------------------
Common Stock, $0.00001 par value             31,200,949

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                                      INDEX


                                                                           Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
            As of September 30, 2005.......................................    3

         Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended September 30, 2005 and 2004    4

         Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended September 30, 2005 and 2004..........    5

         Notes to Unaudited Consolidated Financial Statements.............. 6-16

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation................................................16-23

         Item 3 - Controls and Procedures..................................   23


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings........................................   23

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds..........................................   24

         Item 3 - Default Upon Senior Securities...........................   24

         Item 4 - Submission of Matters to a Vote of Security Holders......   25

         Item 5 - Other Information........................................   25

         Item 6 - Exhibits.................................................   25

         Signatures........................................................   25

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash ............................................................ $    12,261
  Accounts receivable (Net of allowance for doubtful accounts
   of $0) .........................................................     379,286
  Prepaid expenses and other current assets .......................     144,351
                                                                    -----------

     TOTAL CURRENT ASSETS .........................................     535,898

SOFTWARE DEVELOPMENT COSTS, net ...................................     292,035
PROPERTY AND EQUIPMENT, net .......................................     694,762
DEFERRED DEBT OFFERING COSTS ......................................     200,000
OTHER ASSETS ......................................................       2,400
                                                                    -----------

     TOTAL ASSETS ................................................. $ 1,725,095
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ..................... $    48,122
  Current portion of loan payable .................................     433,852
  Accounts payable and accrued expenses ...........................   1,482,129
  Due to related parties ..........................................     179,953
  Loan payable - related party ....................................     205,836
  Convertible loans from related party ............................     197,578
                                                                    -----------

     TOTAL CURRENT LIABILITIES ....................................   2,547,470

DEBENTURE PAYABLE, NET ............................................     221,304
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion .....     427,430
                                                                    -----------

     TOTAL LIABILITIES ............................................   3,196,204
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
   No shares issued and outstanding ...............................           -
  Common stock $.00001 par value; 100,000,000 shares authorized;
   31,200,949 shares issued and outstanding .......................         312
  Paid-in capital .................................................   7,600,067
  Accumulated deficit .............................................  (8,995,886)
  Deferred compensation ...........................................     (17,500)
  Other comprehensive loss - Cumulative foreign currency adjustment     (58,102)
                                                                    -----------

     TOTAL STOCKHOLDERS' DEFICIT ..................................  (1,471,109)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................. $ 1,725,095
                                                                    ===========

                                   TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                         FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                             2005           2004           2005           2004
                                                         ------------   ------------   ------------   ------------
REVENUES ..............................................  $    948,993   $    322,377   $  2,450,424   $    772,576
                                                         ------------   ------------   ------------   ------------

OPERATING EXPENSES:
  Cost of product support services ....................       298,251        145,412        895,247        392,261
  Payroll and related benefits ........................       111,797        104,638        318,897        269,851
  Software maintenance costs ..........................        47,704         29,846        137,726         77,827
  Professional fees ...................................        63,966        108,647        135,111        142,228
  Management and consulting fees - related parties ....        41,250         99,058        116,215        256,858
  Stock based compensation and consulting .............             -        265,011         80,042        265,011
  Investor relations ..................................        54,814         90,660         70,449        110,297
  Depreciation and amortization .......................        73,050          8,280        176,654         43,031
  General & administrative ............................       267,832        113,259        624,646        298,025
                                                         ------------   ------------   ------------   ------------

     TOTAL OPERATING EXPENSES .........................       958,664        964,811      2,554,987      1,855,389
                                                         ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS ..................................        (9,671)      (642,434)      (104,563)    (1,082,813)
                                                         ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ..............................             -        (10,424)        10,514        (29,627)
  Foreign exchange gains ..............................           428            197         26,862          1,078
  Interest expense ....................................      (115,397)       (31,176)      (282,482)       (73,827)
  Interest expense - related party ....................      (110,004)       (24,727)      (166,281)       (67,759)
                                                         ------------   ------------   ------------   ------------

     TOTAL OTHER EXPENSES .............................      (224,973)       (66,130)      (411,387)      (170,135)
                                                         ------------   ------------   ------------   ------------

NET LOSS ..............................................      (234,644)      (708,564)      (515,950)    (1,252,948)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation gain (loss)         (4,324)             -          4,550              -
                                                         ------------   ------------   ------------   ------------

COMPREHENSIVE LOSS ....................................  $   (238,968)      (708,564)  $   (511,400)  $ (1,252,948)
                                                         ============   ============   ============   ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED .....................................  $      (0.01)  $      (0.04)  $      (0.02)  $      (0.08)
                                                         ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED    30,296,894     16,665,608     29,596,231     15,807,994
                                                         ============   ============   ============   ============

                                The accompanying notes are an integral part of these
                                         consolidated financial statements.

                                                        -4-

                                   TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                       FOR THE NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                         2005              2004
                                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................      $  (515,950)      $(1,252,948)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ............................................          176,654           106,641
     Amortization of software maintenance costs ...............................          106,590                 -
     Beneficial interest ......................................................           93,750                 -
     Stock-based compensation and consulting ..................................          102,166           186,311
     Grant of warrants ........................................................          129,745            78,700
     Gain on sale of fixed assets .............................................                -              (251)
     Amortization of deferred debt issuance costs .............................            9,566                 -

Changes in assets and liabilities:
     Accounts receivable ......................................................         (209,088)         (142,125)
     Prepaid expenses and other current assets ................................          (92,804)          (23,009)
     Other assets .............................................................           (2,400)                -
     Accounts payable and accrued expenses ....................................          391,388           136,523
     Accrued interest payable, related party ..................................           17,929            67,759
     Accrued interest payable .................................................            5,237            73,827
     Due to related parties ...................................................           42,744           324,699
     Accrued payroll and related expenses .....................................                -           304,563
     Debt settlement by issuance of shares and exercise of options ............                -           154,418
     Accounts payable and accrued expenses  - long-term .......................           34,365                 -
                                                                                     -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................          289,893            15,108
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ......................................         (155,581)         (236,353)
  Proceeds from disposal of property and equipment ............................                -             3,113
  Acquisition of property and equipment .......................................         (428,100)           (3,852)
                                                                                     -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES .........................................         (583,681)         (237,092)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party .................................................                -            10,000
  Advances from non-related company ...........................................                -           114,000
  Repayment of advances from related party ....................................          (35,000)                -
  Repayments under capital lease obligations ..................................          (43,891)          (37,483)
  Proceeds from convertible debenture .........................................          336,738                 -
  Proceeds from loan payable ..................................................          117,704                 -
  Proceeds from loan - related party ..........................................           60,000           141,806
  Repayment of from loan - related party ......................................          (15,084)                -
                                                                                     -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................          420,467           228,323
                                                                                     -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .......................................         (118,508)          (11,149)
                                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH ...............................................            8,171            (4,810)

CASH, BEGINNING OF PERIOD .....................................................            4,090            10,472
                                                                                     -----------       -----------

CASH, END OF PERIOD ...........................................................      $    12,261       $     5,662
                                                                                     ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ......................................................      $    20,188       $   141,583
                                                                                     ===========       ===========
  Cash paid for income taxes ..................................................      $         -       $         -
                                                                                     ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ...........................      $   256,717       $   148,500
                                                                                     ===========       ===========
  Common stock issued for services ............................................      $   102,166       $   265,011
                                                                                     ===========       ===========
  Grant of common stock warrants in connection debt conversion ................      $   129,745       $    78,700
                                                                                     ===========       ===========

                                The accompanying notes are an integral part of these
                                         consolidated financial statements.

                                                        -5-

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Organization
------------

Transax International Limited was incorporated in the State of Colorado in 1999. The Company, primarily through its wholly-owned subsidiary, TDS Telecommunication Data Systems Ltda. ("TDS"), is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution (TM) enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil.

Use of estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying values due to their short maturities. The fair values of our debt instruments approximate their carrying values based on rates currently available to us.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
-----------------------------

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

Revenue recognition
-------------------

Revenue from the sale of software products, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectibility is probable.

Foreign Currency Translation
----------------------------

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

Comprehensive Loss
------------------

Other comprehensive loss, which currently includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholders' Deficit.

Stock-based compensation
------------------------

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued)
------------------------------------

The exercise prices of all options granted by the Company exceeded the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the nine months ended September 30, 2005 and 2004:

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     2005               2004
                                                 ------------       ------------
Net loss as reported ......................      $  (515,950)       $(1,252,948)
Less: total stock-based employee
compensation expense determined under
fair value based method, net of related tax
effect ....................................          (50,871)          (265,011)
                                                 -----------        -----------

Pro forma net loss ........................      $  (566,821)       $(1,517,959)
                                                 ===========        ===========

  Basic and diluted loss per share:
      As reported .........................      $      (.02)       $      (.08)
                                                 ===========        ===========
      Pro forma ...........................      $      (.02)       $      (.09)
                                                 ===========        ===========

The option grants are estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as of September 30, 2005: expected volatility of 205%; risk free interest rate of 3.25%; expected life of 5 years and annual dividend rate of 0%.

Loss per common share
---------------------

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2005, there were options and warrants to purchase 13,526,070 shares of common stock, which could potentially dilute future earnings per share, but which are anti-dilutive for the periods presented above.

Recent accounting pronouncements
--------------------------------

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize, in the statement of operations, the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the Company on January 1, 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)
--------------------------------------------

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable
-------------------------

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

On June 28, 2005, the holder of the notes partially exercised the conversion feature. Accordingly, the Company issued 400,000 shares and 400,000 warrants to purchase common stock of the Company at $.25 per share for the conversion of principal balance of $50,000. The Company also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans. The fair value of these warrant grants were estimated at $0.078 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 206%; risk-free interest rate of 3.25% and an expected holding period of 2 years. In connection with these warrants, the Company recorded interest expense of $31,200.

On September 30, 2005, the holder of the notes partially exercised the conversion feature. Accordingly, the Company issued 600,000 shares and 600,000 warrants to purchase common stock of the Company for the conversion of principal balance of $75,000. The Company also issued 77,968 shares of common stock to settle $9,746 in interest due on these loans. The fair value of these warrant grants were estimated at $0.164 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 218%; risk-free interest rate of 3.75% and an expected holding period of 2 years. In connection with these warrants, the Company recorded interest expense of $98,545.

At September 30, 2005, interest due on these two loans amounted to $22,578 and the aggregate principal amount due is $175,000. During the nine months ended September 30, 2005 and 2004, the Company incurred $155,084 (including the fair value of warrants granted upon conversion of $129,745) and $60,052, respectively, in interest expense related to these two loans. In 2005, the Company did not incur beneficial conversion charges on these convertible loans because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties
----------------------

As of September 30, 2005 the Company had $20,905 of advances payable and accrued interest due to a related party whose officer is an officer of the Company.

For the nine months ended September 30, 2005 and 2004, the Company incurred $123,750 and $99,000, respectively, in management fees to an officer/director of the Company. On January 14, 2005, the board of directors voted to increase the compensation paid to this officer/director from $11,000 per month to $13,750 per month, effective January 1, 2005. On March 28, 2005, the Company issued 400,000 shares of common stock at $.126 per share to this officer/director for settlement of $50,500 of this debt. The fair market value of these shares was based on the average price of the Company's shares traded between March 14 and March 27, 2005. On June 28, 2005, the Company issued 300,000 shares of common stock at $.11 per share to this officer/director for settlement of $33,000 of this debt. The fair market value of these shares was based on the average price of the Company's shares traded between June 14 and June 27, 2005. On September 27, 2005, the Company issued 200,000 shares of common stock at $.17 per share to this officer/director for settlement of $34,000 of this debt. The fair market value of these shares was based on the average price of the Company's shares traded between August 29 and September 26, 2005. At September 30, 2005, $152,928 in management fees and other expenses were outstanding to this officer/director and are included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand. At September 30, 2005, $6,121 in management fees and expenses payable was due to a director of the Company and is included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

Loan Payable - Related Party
----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($138,552 at September 30,
2005) from an officer of the Company for working capital purposes. The loan accrues 0.8% compounded interest per month, had an initial term of twelve months, and the debt is repayable quarterly in arrears. The officer agreed to extend this loan for an additional twelve months until March 2006. Additionally, on August 23, 2005, the Company borrowed $60,000 from this officer. This loan accrues interest at 9.6% per annum and is payable on demand. During the nine months ended September 30, 2005 and 2004, the Company incurred $11,197 and $7,707, respectively, in interest related to these loans. As at September 30, 2005, $7,284 in interest was accrued on these loans and the aggregate principal amount due is $198,552 and is included in loan payable - related party on the accompanying balance sheet.

NOTE 3 - FINANCING ARRANGEMENTS

Loan Payable
------------

On October 25, 2004, the Company and Cornell Capital Partners entered into a Securities Purchase Agreement, pursuant to which Cornell Capital Partners purchased two 5% secured convertible debentures. The initial convertible debenture in the original principal amount of $125,000 was dated October 25, 2004 and the second convertible debenture in the original principal amount of $125,000 was dated January 4, 2005 (collectively, the "Original Debentures"). In connection with the terms of the original debentures, for the nine months ended September 30, 2005, the Company recorded a beneficial conversion amount of $31,250 as interest expense since the debentures were immediately convertible. On May 17, 2005, the Company and Cornell Capital Partners entered into a $255,237 Promissory Note (the "Note"), whereby the Original Debentures were terminated. This Note represents the outstanding principal balance of $250,000 on the Original Debentures, plus accrued but unpaid interest through April 30, 2005 equal to $5,237. The Note bears interest at a rate of 12% per annum and is secured by stock pledged by certain shareholders of the Company. As of September 30, 2005, the Company has accrued interest payable of $2,552 related to this note which is included in accounts payable and accrued expenses on the accompanying balance sheet.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Debenture Payable
-----------------

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship (the "Investor"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. In April 2005, Company recorded a beneficial conversion amount of $62,500 as interest expense since the debentures were immediately convertible. Additionally, the Company paid fees of $38,262 in connection with this debenture. These fees were treated as a discount on the convertible debenture and are being amortized over the debenture term. Amortization expense for the nine months ended September 30, 2005 was $9,566 and is included in interest expense.

The convertible debenture liability is as follows at September 30, 2005:

Convertible debentures payable .............   $ 250,000

Less: unamortized discount on debentures ...     (28,696)
                                               ---------

Convertible debentures, net ................   $ 221,304
                                               =========

Standby Equity Distribution Agreement
-------------------------------------

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

Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners on May 17, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 97% of or a 3% discount to, the lowest closing bid price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $200,000 per weekly advance and $1,000,000 per 30 days.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Standby Equity Distribution Agreement (continued)
-------------------------------------------------

Under the now-terminated Standby Equity Distribution Agreement (SEDA) originally dated October 25, 2004 and the terminated compensation debenture in December 2004, Cornell Capital Partners received a one-time commitment fee in the form of 1,201,779 shares of common stock in the amount of $200,000. In December 2004, the Company valued the common shares issued to Cornell at the fair market value on the dates of grant or $0.1664 per share or $200,000 based on the quoted trading price for the stock. From December 2004 through May 27, 2005, the Company renegotiated the terms of the SEDA and the related agreements and did not amortize the commitment fee. At September 30, 2005, the commitment fee was deemed to be a deferred debt offering cost on the accompanying balance sheet to be amortized as a financing expense over the effective period of 24 months or less if funded earlier. Since as of September 30, 2005, the Company's registration was not yet declared effective, the Company has not begun to amortize the commitment fee. In October 2005, the Company's registration was withdrawn. The Company and Cornell Capital Partners are in discussions regarding a restructuring of this arrangement.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock
------------

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

On January 14, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 100,000 shares of common stock. The Company valued these common shares at the fair market value on the date of grant of $0.16 based on the quoted trading price and recorded stock-based consulting expense of $16,000.

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

On March 28, 2005, the Company issued 400,000 shares of common stock to settle $50,500 in debt due to an officer/director of the Company (see note 2). The Company valued these common shares at the fair market value on the date of grant of $0.126.

On June 28, 2005, the holder of the related party loans exercised the conversion feature. Accordingly, the Company issued 400,000 shares and the conversion price of $.125 per share and 400,000 warrants to purchase common stock of the Company at $.25 per share (see note 2) for the conversion of principal balance of $50,000. The Company also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans.

On June 28, 2005, the Company issued 300,000 shares of common stock at $.11 per share, the fair market value on the date of grant, to an officer/director for settlement of $33,000 of this debt.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)
------------------------

On July 15, 2005, the Company entered into a one-year consulting contract for public relations services. For services rendered, the Company shall pay $5,000 per month payable in cash and/or free-trading common stock. In connection with this agreement, the Company issued 200,000 shares of common stock. The Company valued these common shares at the fair market value on the date of grant of $0.15 per share or $30,000 based on the quoted trading price and recorded stock-based consulting expense of $12,500 and deferred consulting expense of $17,500 to be amortized over the service period.

On September 27, 2005, the Company issued 200,000 shares of common stock at $.17 per share, the average fair market value on the date of grant, to an officer/director for settlement of $34,000 of debt.

On September 30, 2005, the holder of the related party loans (see note 2) exercised the conversion feature. Accordingly, the Company issued 600,000 shares and the conversion price of $.125 per share and 600,000 warrants to purchase common stock of the Company at $.25 per share for the conversion of principal balance of $75,000. The Company also issued 77,968 shares of common stock to settle $9,746 in interest due on these loans.

Stock Options
-------------

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

A summary of the status of the Company's outstanding stock options as of September 30, 2005 and changes during the period then ended is as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                      Shares         Price
                                                     ---------    --------
      Outstanding at December 31, 2004 ..........    2,425,000       0.41
      Granted ...................................    1,000,000       0.15
      Exercised .................................            -          -
      Forfeited .................................            -          -
                                                     ---------    --------

      Outstanding at September 30, 2005 .........    3,425,000    $  0.33
                                                     =========    ========

      Options exercisable at end of period ......    3,425,000    $  0.33
                                                     =========    ========
      Weighted-average fair value of options
          granted during the period .............      2005
                                                     ---------
                                                      $  0.15

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)
-------------------------

The following information applies to options outstanding at September 30, 2005:

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

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of September 30, 2005 and 2004 and changes during the period then ended is as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                        Shares     Price
                                                      ----------  --------
      Outstanding at December 31, 2004 .............   9,101,070     0.61
      Granted ......................................   1,000,000     0.25
      Exercised ....................................           -        -
      Forfeited ....................................           -        -
                                                      ----------  --------

      Outstanding at September 30, 2005 ............  10,101,070   $ 0.58
                                                      ==========  ========

         Warrants exercisable at end of period .....  10,101,070   $ 0.58
                                                      ==========  ========

                                                         2005
                                                       --------
         Weighted-average fair value of warrants
           granted during the period ...............    $ 0.25

The following information applies to all warrants outstanding at September 30, 2005:

                             Warrants Outstanding         Warrants Exercisable
                           -------------------------     ----------------------
                             Weighted
                             Average        Weighted                   Weighted
Range of                    Remaining       Average                    Average
Exercise                   Contractual      Exercise                   Exercise
Prices        Shares       Life (Years)      Price        Shares        Price
--------     ---------     ------------     --------     ---------     --------
 $1.00       4,325,000         2.90          $ 1.00      4,325,000       1.00
 $0.50         373,570         0.25          $ 0.50        373,570       0.50
 $0.30       2,000,000         1.25          $ 0.30      2,000,000       0.30
 $0.20       2,402,500         4.00          $ 0.20      2,402,500       0.20
 $0.25       1,000,000         1.90          $ 0.25      1,000,000       0.25

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 5 - LITIGATION

An action has been brought against the Company by its former stock transfer agent who alleges, among other items, that the Company breached its contract with the transfer agent. The Company has filed an answer to the action and a portion of the action has been dismissed by the court. The Company intends to vigorously defend itself against the remainder of the action. Counsel has advised the Company that there is a better than fifty percent chance that a potential loss will be incurred. Accordingly, as of September 30, 2005, an accrual of $50,000 is recorded and is included in accounts payable and accrued expenses on the accompanying balance sheet.

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

                                           Nine Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                                 2005                 2004
                                           -----------------   -----------------
Net sales to Unaffiliated Customers:
  Brazil .............................        $ 2,450,424         $   772,576
  USA ................................                  -                   -
  Singapore ..........................                  -                   -
  Australia ..........................                  -                   -
  Mauritius ..........................                  -                   -
                                              -----------         -----------

     Total Sales .....................          2,450,424             772,576
                                              -----------         -----------

Operating Expenses:
  Brazil .............................          1,955,458           1,049,166
  USA ................................            540,163             739,435
  Singapore ..........................                  -                   -
  Australia ..........................              9,131              32,429
  Mauritius ..........................             50,235              34,359
                                              -----------         -----------

  Total Operating Expenses ...........          2,554,987           1,855,389
                                              -----------         -----------

Loss from operations .................           (104,563)         (1,082,813)
                                              -----------         -----------

Other income (expenses):
  Brazil .............................           (155,857)            (90,763)
  USA ................................           (263,701)            (82,808)
  Australia ..........................              8,171               3,436
                                              -----------         -----------
                                                 (411,387)           (170,135)
                                              -----------         -----------

Net loss as reported in the
 accompanying statements .............        $  (515,950)        $(1,252,948)
                                              ===========         ===========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 7 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $8,995,886, has a stockholders' deficit of $1,471,109 at September 30, 2005 and has a working capital deficit of $2,011,572. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2005 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2005, these deficiencies (including interest and fines) amounted to approximately $620,800. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.

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

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

Our net losses during the nine-month period ended September 30, 2005 were $515,950 compared to a net loss of $1,252,948 during the nine-month period ended September 30, 2004. During the nine month period ended September 30, 2005, we generated $2,450,424 in net revenues compared to $772,576 in net revenues for the nine months ended September 30, 2004, an increase of $1,677,848, or 217.2%. The significant increase in revenues is due to the continued rollout of software contracts in Brazil. We undertook approximately 4.75 million "real-time" transactions during the nine month period ended September 30, 2005 compared to
3.1 million "real-time" transactions during the same period in 2004. We installed a record 1393 Point of Sales (POS) solutions during the nine months ended September 30, 2005. At the end of September 2005 we had 5,000 solutions operational in Brazil, including 2,500 Point of Sales solutions.

During the nine-month period ended September 30, 2005, we incurred operating expenses of $2,554,987 compared to operating expenses of $1,855,389 incurred during the nine-month period ended September 30, 2004, an increase of $699,598 or 37.7%. The increase in operating expenses during the nine-month period ended September 30, 2005 from the same period in 2004 resulted from: (i) an increase of $502,986, or approximately 128.2%, in cost of product support services resulting from the increase in net revenues; (ii) an increase of $49,046, or approximately 18.2%, in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $326,621, or 109.6%, in general and administrative expenses resulting from increased operating costs associated with increased operations; (iv) an increase of $133,623, or approximately 310.5%, in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations, and (v) an increase in software maintenance costs of $59,899, or 77%, related to increased amortization of software maintenance costs associated with our software.

Certain operating expenses, however, decreased during the nine-month period ended September 30, 2005 from the same period in 2004 as follows: (i) a decrease of $140,643, or 54.8%, in management and consulting fees, which is attributable to a decrease in the use of consultants; (ii) a decrease of $184,969, or 69.8%, in stock-based compensation and consulting fees as a result of a decrease in stock issuances to employees, officers and consultants; (iii) a decrease of $39,848, or approximately, 36.1%, in investor relation fees attributable to a decrease in the use of investor relations services, and (vi) a decrease in professional fees of $7,117 related to our SEC filings and filing of a registration statement of form SB-2.

We reported a loss from operations of ($104,563) for the nine-month period ended September 30, 2005 as compared to a loss from operations of ($1,082,813) for the nine-month period ended September 30, 2004.

Total other expenses increased $241,252, or approximately 141.8%, for nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Included in this change is: (i) an increase in other income of $40,141 due to the income recognized upon settlement of accounts payable balances that were settled for less than the original obligation.; (ii) an increase of $307,177 or approximately 217%, in interest expense for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, which reflects an increase in our borrowings during nine months ended September 30, 2005, the recording of beneficial interest of $93,750 and interest expense recorded in connection with the grant of warrants upon debt conversion of $129,745; and (iii) an increase of $25,784 in foreign exchange rate gains due to a favorable fluctuation in the exchange rate between Brazil and the United States.

For the nine months ended September 30, 2005, our net loss was ($515,950) or ($0.02) per common share compared to a net loss of ($1,252,948) or ($0.08) per common share for the nine month period ended September 30, 2004.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

Our net losses during the three-month period ended September 30, 2005 were $234,644 compared to a net loss of $708,564 during the three-month period ended September 30, 2004. During the three-month period ended September 30, 2005, we generated $948,993 in net revenues compared to $322,377 in net revenues for the three-months ended September 30, 2004, an increase of $626,616, or 194.3%. The significant increase in revenues is due to the continued rollout of software contracts in Brazil as discussed above.

During the three-month period ended September 30, 2005, we incurred operating expenses of $958,664 compared to operating expenses of $964,811 incurred during the three-month period ended September 30, 2004, a decrease of $6,147, or 1%. The decrease in operating expenses during the three-month period ended September 30, 2005 from the same period in 2004 resulted from: (i) an increase of $152,839, or approximately 105%, in cost of product support services resulting from the increase in net revenues; (ii) an increase of $7,159, or approximately 6.8%, in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $154,573, or 136.5%, in general and administrative expenses resulting from increased operating costs associated with increased operations; (iv) an increase of $64,770, or approximately 782.2%, in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations, and (v) an increase in software maintenance costs of $17,858 related to increased amortization of software maintenance costs associated with our software.

Certain operating expenses, however, decreased during the three-month period ended September 30, 2005 from the same period in 2004 as follows: (i) a decrease of $57,808, or 58.4%, in management and consulting fees, which is attributable to a decrease in the use of consultants; (ii) a decrease of $35,846, or approximately 39.5%, in investor relation fees attributable to a decrease in the use of investor relations services. (iii) a decrease 265,011, or 100%, in stock-based compensation and consulting fees as a result of a decrease in stock issuances to employees, officers and consultants; and (iv) a decrease in professional fees of $44,681, or 41%, related to a decrease in fees associated with our SEC filings and the filing of a registration statement, Form SB-2.

We reported a loss from operations of ($9,671) for the three-month period ended September 30, 2005 as compared to a loss from operations of ($642,434) for the three-month period ended September 30, 2004.

Total other expenses increased $158,843, or approximately 240.2%, for three months ended September 30, 2005 as compared to three months ended September 30, 2004. Included in this change is: (i) a decrease in other expense of $10,424 as reported for the three months ended September 30, 2004.; (ii) an increase of $169,498, or approximately 303.2%, in interest expense for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 which reflects an increase in our borrowings during three months ended September 30, 2005 and interest expense recorded in connection with the grant of warrants upon debt conversion of $98,545; and (iii) an increase of $231 in foreign exchange rate gains due to a favorable fluctuation in exchange rate between Brazil and the United States.

Therefore, our net loss during the three month period ended September 30, 2005 was ($234,644) or ($0.01) per common share compared to a net loss of ($708,564) or ($0.04) per common share for the three month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our current assets were $535,898 and our current liabilities were $2,547,470, which resulted in a working capital deficit of $2,011,572. As of September 30, 2005, our total assets were $1,725,095 consisting of: (i) $12,261 in cash; (ii) $144,351 in prepaid expenses and other assets; (iii) $379,286 in accounts receivable; (iv) 292,035 in net software development costs; (v) $694,762 in net valuation of property and equipment; (vi) deferred debt offering costs of $200,000 which will be amortized into interest expense over time and (vii) $2,400 in other assets.

As of September 30, 2005, our total liabilities were $3,196,204 consisting of:
(i) $1,909,559 in long-term and current portion of accounts payable and accrued expenses; (ii) $179,953 due to related parties; (iii) $197,578 in convertible loans to related parties; (iv) $205,836 in loan payable to related parties; (v) $48,122 in current portion of capital lease obligation; (vi) $221,304 in convertible debenture payable; and (ix) $433,852 in of loans payable. As at September 30, 2005, our current liabilities were $2,547,470 compared to $2,121,551 at December 31, 2004. The increase in current liabilities is due primarily to an increase in accounts payable and accrued expenses and additional loans to fund operations.

Stockholders' deficit decreased from $(1,742,087) for fiscal year ended December 31, 2004 to $(1,471,109) for the nine-month period ended September 30, 2005.

For the nine months ended September 30, 2005, net cash flow provided by operating activities was $289,893 compared to net cash provided by operating activities of $15,108 for the nine months ended September 30, 2004. The change in cash flows provided by operating activities is mainly due to the decrease in operating loss for the period.

Net cash flows used in investing activities amounted to $583,681 for the nine months ended September 30, 2005 compared to $237,092 for the nine months ended September 30, 2004, an increase in cash used in investing activities of $346,589. The increase is primarily attributable to an increase in the acquisition of property and equipment in order to facilitate our growth in revenues.

Net cash flow provided by financing activities for the nine months ended September 30, 2005 was $420,467 resulting primarily from net proceeds from a convertible debenture, loans payable, and related party loans of $464,358 offset by the payment of capital lease obligations of $43,891 compared to $228,323 for the nine months ended September 30, 2004 resulting from proceeds from related party loans of $141,806 and net advances from related and non-related parties of $124,000 offset by the payment of capital lease obligations of $37,483.

In summary, based upon the cash flow activities as previously discussed, for the nine months ended September 30, 2005, our overall cash position increased by $8,171.

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

We anticipate an increase in operating expenses over the next three years to pay costs associated with such business operations. We may need to raise additional funds. We may finance these expenses with further issuances of our common stock. We believe that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twelve months. Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our existing common stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available with acceptable terms, we may not be able to conduct our business operations successfully. This eventuality could significantly and materially restrict our overall business operations.

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $2,000,000 to $5,000,000 of financing designed to fund current debt commitments and business operations. We entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our Common Stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our Common Stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our Common Stock for five trading days immediately preceding the conversion date. Additionally, we entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners on May 17, 2005. Pursuant to the Standby Equity Distribution Agreement, we were, at our discretion, to periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million. In October 2005, we withdrew our registration statement to register shares issuable under the Standby Equity Distribution Agreement and are seeking alternative funding sources and a restructuring of current arrangements with Cornell Capital Partners. Since we withdrew the Standby Equity Distribution Agreement, we will need to raise additional capital from other sources to provide funds for repayment of debt and working capital. There are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities, our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS

A significant and estimated material liability for us for fiscal year 2005 is the aggregate amount of loans payable for $200,000 and $100,000, respectively, to a related party whose officer is one of our officers (collectively, the "Convertible Loans"). On March 23, 2005, we modified the terms of Convertible Loans. Under the modified terms, $200,000 of principal is due on March 31, 2007 and is convertible into shares of our restricted common stock at $.0125 per share. The remaining principal amount of $100,000 is due on April 30, 2007 and is convertible into our shares of restricted common stock at $0.125 per share. In addition, for each share of common stock received upon conversion, the related party is entitled to receive one warrant to purchase our common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the Convertible Loans is 12% per annum compounded monthly.

On June 28, 2005, we issued 400,000 shares of our restricted common stock and 400,000 warrants to the related party in accordance with the exercise of the conversion right relating to $50,000 of the principal amount due and owing. We also issued 35,770 shares of our common stock to settle $4,471 in interest due on the Convertible Loans. On September 30, 2005, we issued an additional 600,000 shares of our restricted common stock and 600,000 warrants to the related party in accordance with the exercise of the conversion right relating to $75,000 of the principal amount due and owing. We also issued 77,968 shares of our common stock to settle $9,746 in interest due on the Convertible Loans.

As of September 30, 2005, interest due and owing on the Convertible Loans is $22,578 and the aggregate principal amount due and owing is $175,000. See "Part
II. Other Information. Item 2. Change in Securities and Use of Proceeds."

LOAN

A significant and estimated material liability for us for fiscal year 2005 is the aggregate principal amount of $198,552 and accrued interest in the amount of $7,284 due and owing to an officer who loaned us the money for working capital purposes (the "Loan"). The Loan accrues 0.8% compounded interest per month and has a term of twelve months with repayable quarterly in arrears. As of September 30, 2005, interest due and owing on the Loan is $7,284 and the aggregate principal amount due and owing is $198,552. The term of the Loan has been extended for an additional twelve months until March 2006.

PROMISSORY NOTE

A significant and estimated material liability for us for fiscal year 2005 is the aggregate amount of $255,237, which amount represents the outstanding principal balance of $250,000 due and owing on certain debentures plus accrued interest (the "Promissory Note"). On October 25, 2004, we entered into a securities purchase agreement with Cornell Capital Partners (the "CCP Agreement"), pursuant to which we issued certain debentures. On May 17, 2005, we issued the Promissory Note to Cornell Capital Partners pursuant to which these certain debentures were terminated. The Promissory Note bears interest at a rate of 12% per annum and is secured by stock pledged by certain of our shareholders.

SECURITIES PURCHASE AGREEMENT

A significant and estimated material liability for us for fiscal year 2005 is the aggregate amount of $250,000, which amount represents certain debentures issued to Scott and Heather Grimes (collectively, the "Investor"). On April 1, 2005, we entered into a securities purchase agreement with the Investor (the "Agreement"), pursuant to which we issued convertible debentures to the Investor in the principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a tw0-year term and accrue interest at 5% per year.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2005 is the aggregate amount of $152,928 due and owing to Stephen Walters, our President. In accordance with the terms of an agreement, we pay monthly to Mr. Walters an aggregate amount of $13,750 as compensation for managerial and consulting services provided by Mr. Walters. On March 28, 2005, we issued 400,000 shares of our restricted common stock at $0.126 per share to Mr. Walters in settlement of $50,500 due and owing. On June 28, 2005, we issued an additional 300,000 shares of our restricted common stock at $0.11 per share to Mr. Walters in settlement of $33,000 due and owing. On September 27, 2005, we issued an additional 200,000 shares of our restricted common stock at $0.17 per share to Mr. Walters for settlement of $34,000 due and owing. Therefore, as of September 25, 2005, we owe an aggregate of $152,928 to Mr. Walters in management fees.

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

Accounting for Stock Based Compensation - We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2006 for stock options issued to employees. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition. No stock-based compensation cost is currently reflected in net loss for employee option grants as all options granted had an exercise price equal to or exceeding market value of the underlying common stock on the date of grant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize, in the statement of operations, the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the Company on January 1, 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective.

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

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

         On April 7, 2005, we filed a stipulated motion for testimony by telephone and for expedited ruling by court. A hearing was set for April 12, 2005, at which X-Clearing Corp.'s replevin action was dismissed by the District Court. As of the date of this Quarterly Report, we intend to aggressively pursue all such legal actions and review further legal remedies against X-Clearing Corp.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

         On September 26, 2005, we entered into a settlement agreement with Stephen Walters (the "Settlement Agreement"), regarding the settlement of an aggregate amount of $34,000 due and owing to Mr. Walters pursuant to managerial services performed. Pursuant to the terms and provisions of the Settlement Agreement: (i) we agreed to settle $34,000 representing a partial amount of the aggregate amount due and owing to Mr. Walters by issuing 200,000 shares of our restricted common stock at $0.17 per share (which amount is based upon the average of the open and close bid of our shares of common stock traded on the OTC Bulletin Board between September 15, 2005 and September 26, 2005); and (ii) Mr. Walters agreed to accept the issuance of an aggregate of 200,000 shares of our restricted common stock as full and complete satisfaction of the aggregate amount of $34,000. .

         On September 30, 2005, the holder of the Convertible Loans exercised a conversion right. Accordingly, we issued 600,000 shares of our restricted common stock at the conversion price of $.125 per share and 600,000 warrants to purchase shares of our restricted common stock at $.25 per share for the conversion of principal balance of $75,000. We also issued 77,968 shares of common stock to settle $9,746 in interest due on the Convertible Loans.

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

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                        TRANSAX INTERNATIONAL LIMITED

         Date: November 14, 2005        By: /s/Stephen Walters
                                            ------------------
                                        Stephen Walters
                                        Chief Executive Officer

         Date: November 14, 2005        By: /s/Adam Wasserman
                                            -----------------
                                        Adam Wasserman
                                        Principal Financial and
                                        Accounting Officer