Form 10KSB
period 2005-12-31
TRANSAX INTERNATIONAL LTD
filed 2006-03-31
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended December 31, 2005.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-27845


                          TRANSAX INTERNATIONAL LIMITED
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    COLORADO                             84-1304106
         -------------------------------             -------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation of organization)             Identification No.)


                        8th Floor 5201 Blue Lagoon Drive
                                Miami, FL, 33126
                     --------------------------------------
                    (Address of Principal Executive Offices)


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

                                      None
                                ----------------
                                (Title of class)


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock, Par Value $0.00001
                        --------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes __X__     No _____

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the issuer's revenues for its more recent fiscal year ended December 31, 2005: $3,380,150.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 29, 2006: $1,471,091.63

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS.

                                       N/A

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes _____      No _____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                   Outstanding as of March 29, 2006
------                                  --------------------------------

Common Stock, $.001 par value                       31,926,559

TABLE OF CONTENTS

PART 1........................................................................6

ITEM 1.  DESCRIPTION OF BUSINESS..............................................6
         Business History and Development.....................................6
         Subsidiaries ........................................................6
         Current Business Operations..........................................6
         Product Target Market Strategy.......................................10
         Strategic Alliances..................................................11
         Research and Development Agreements..................................13
         Material Agreements..................................................14
         Competition..........................................................15
         Government Regulation................................................16
         Intellectual Property, Patents and Trademarks........................17
         Employees............................................................17
         Risk Factors.........................................................17
         Transfer Agent.......................................................25

ITEM 2.  DESCRIPTION OF PROPERTIES............................................25

ITEM 3.  LEGAL PROCEEDINGS....................................................25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................26

PART II.......................................................................26

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............26
         Market Information...................................................26
         Holders..............................................................26
         Dividends............................................................27
         Securities Authorized for Issuance under Equity Compensation Plans...27
         Stock Option Plan....................................................27
         Common Stock Purchase Warrants.......................................29
         Recent Sales of Unregistered Securities .............................29

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............32
         Results of Operations................................................33
         Liquidity and Capital Resources......................................34
         Plan of Operations...................................................35
         Material Liabilities.................................................37
         Off-Balance Sheet Arrangements.......................................38

ITEM 7.  FINANCIAL STATEMENTS INCLUDED AT END OF THIS REPORT COMMENCNG PAGE...F1
         Index to Financial Statements........................................F1
         Consolidated Balance Sheet...........................................F3
         Consolidated Statements of Operations and Comprehensive Income.......F4
         Consolidated Statements of Stockholders' Equity  [Deficit]...........F5
         Consolidated Statements of Cash Flows................................F6
         Notes to the Consolidated Financial Statements.......................F7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL ITEM 8A. CONTROLS AND PROCEDURES...........................39

ITEM 8A. CONTROLS AND PROCEDURES .............................................39

ITEM 8B. OTHER INFORMATION ...................................................39

PART III......................................................................40

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT............................40
         Identification of Directors and Executive Officers...................40
         Involvement in Certain Legal Proceedings.............................41
         Audit Committee......................................................42
         Compliance with Section 16(a) of the Exchange Act....................42

ITEM 10. EXECUTIVE COMPENSATION...............................................42
         Compensation of Officers and Directors...............................42
         Summary Compensation Table...........................................44
         Stock Option/SAR Grants in Last Fiscal Year .........................45

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......45

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................47
         Indemnification Provisions...........................................48

ITEM 13. EXHIBITS.............................................................49

ITEM 14. PROFESSIONAL ACCOUNTANT FEES AND SERVICES............................51

SIGNATURES....................................................................51

EXHIBIT 31.1...............................................................EX 31

EXHIBIT 31.2...............................................................EX 31

EXHIBIT 32.1...............................................................EX 32

EXHIBIT 32.2...............................................................EX 32

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

AVAILABLE INFORMATION

Transax International Limited files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

Transax International Limited, a Colorado corporation (the "Company"), currently trades on the OTC Bulletin Board under the symbol "TNSX.OB". Transax International Limited is referred to in this Form 10-KSB as "we" or the "Company".

We were incorporated under the laws of the State of Colorado in 1999 under the name "Vega-Atlantic Corporation". Previously, we were engaged in the business of minerals and oil and gas exploration, acquisition and development within the United States and worldwide. During August 2003, we completed the acquisition of Transax Limited, a Colorado private-held corporation ("Transax Limited"), pursuant to a reverse merger and changed our name to "Transax International Limited" by filing an amendment to our articles of incorporation.

Together with our wholly-owned subsidiary, TDS Telecommunication Data Systems LTDA ("TDS"), we are an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

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

CURRENT BUSINESS OPERATIONS

As of the date of this Annual Report, through TDS, we are an international provider of health information management products (collectively, the "Health Information Management Products"), as described below, which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record management's processes.

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

MEDLINK SOLUTION/MEDLINK WEB SOLUTION

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

During fiscal year 2005, we released a new version of MedLink Solution that is Health Insurance Portability and Accountability Act ("HIPAA") compliant, which was developed in-house by our professional using the Microsoft.NET platform (the "MedLink Web Solution"). TDS became a member of the Microsoft Partnership program, therefore, the initial design and specification of the MedLink Web Solution was undertaken in collaboration with engineers from the Microsoft Development and Training Center in Brazil. Our new MedLink Web Solution offers all functionalities already available in our other capture solutions, but in an Internet-based application that can be accessed by providers through a standard Internet browser. The MedLink Web Solution allows providers to capture medical and dental exams, procedures, therapies, visits, laboratory tests and doctor referrals without complicated software conversion, utilizing an existing Internet connection. MedLink Web Solution contains a number of important security procedures following international standards, utilizing an intrusion detection system and SSL security to encrypt transactions. Additional security features are available at the application level to individual users.

We believe that the MedLink Solution and the MedLink Web Solution solves technological and communication problems within the healthcare systems by creating a virtual "paperless office" for the insurer and total connectivity, regardless of method, for the health provider. The MedLink Solution replaces manual medical claims systems and provides insurance companies and healthcare providers significant savings through a substantial reduction in operational costs. The MedLink Solution allows users to collect, authorize and process transaction information in real-time for applications including, but not limited to, patient and provider eligibility verification, procedure authorization and claims and debit processing. Participants of the MedLink Solution include private health insurance companies, group medical companies, and healthcare providers.

During fiscal year ended December 31, 2005 and 2004, we installed approximately 1,850 and 2,500 MedLink Solutions, respectively, into healthcare provider locations throughout Brazil. At the end of 2005 we had approximately 5,350 solutions installed into healthcare provider locations throughout Brazil.

We anticipate that upon completion of compliance testing by an independent third-party in the United States and subsequent certification, we will launch our MedLink Web Solution to the United States market under our current arrangements with Union Dental Corp. and to the general market. See "--Product Market Target Strategy - Product Target Market - Union Dental Corp."

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

Capture Methods. The MedLink Solution is tailored to the specific care provider's environment and needs usage based upon its technological resources, physical installation and volume of claims. The MedLink Solution offers seven different methods to capture data. The health care provider can select which of these seven methods best suit its operational needs and technological abilities. Regardless of the capture method chosen, transactions are seamless and efficient. The MedLink Solution's capture methods are: o MedLink Solution POS Terminal;

      o  MedLink Solution Phone;

      o  MedLink Solution PC Windows

      o  MedLink Solution PC Net

      o  MedLink Solution Server Labs

      o  MedLink Solution Server Hospitals

      o  MedLink Solution Web

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

The Network Processor is secured from the Renpac and Internet communication channels to the communication channels with the Authorization System, passing through the elements of local network, processors and unities of storage of data. It is implemented on a RAID5 disk array architecture.

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

During fiscal year 2005, we attended the ValueRich Small Cap Financial Expo held at the Jacob Javits Center in New York City. Our management made a presentation during which our current operations, proprietary technology, including our new cost-saving software MedLink Web Solutions, and growth strategies were discussed. We believe that investment conferences are also an important opportunity to connect with potential clients and the financial community in a way that allows them to appreciate the benefits of our software solutions up close. In addition, as of the date of this Annual Report, we are in the process of scripting and producing a feature to be aired on CNN's Lou Dobbs Show for a "Business Odyssey/Business & Beyond" and on Alexander Haig's Health Journal Television series.

PRODUCT TARGET MARKET

We have identified two initial target markets for our products. They are: (i) healthcare providers, such as physicians, clinics, hospitals, laboratories, diagnosis centers, emergency centers, etc.; and (ii) health insurance and group medicine companies.

We have previously been successfully short-listed by the Australian Federal Government through its Health Insurance Commission (the "HIC"), to supply an authorization and eligibility solution for the Australian health insurance market. On January 19, 2003, we established our wholly-owned subsidiary, Transax Australia, to seek additional opportunities within Australia and New Zealand.

We are currently focused primarily on the marketing and sale of our Health Information Management products in Brazil and have commenced to seek other opportunities in certain South American countries. We believe that there is a significant global market opportunity for our Healthcare Information Management Products and services and software technology.

UNION DENTAL CORP.

During fiscal year 2005, we developed and demonstrated a "real time" solution for authorization and adjudication of dental claims for Union Dental Corp. ("UDC"), for the United States market. The solution we demonstrated in association with UDC and on behalf of the Communication Workers of America Union will be developed in three phases. Phase I consisted of: (i) processing of certain business rules in order to guarantee that error free claims are generated; (ii) real time calculation of the proper co-pay according to the existing and future schedules as negotiated; and (iii) generation of the electronic claims files to be submitted to the insurer in real-time transactions standards. The final stage of the project is expected to lead to a real time payment option for union dental providers following the adjudication process. As of the date of this Annual Report, UDC is testing our product and, when completed, we anticipate that it may lead to contract in the United State to provide "real time" authorization and auto-adjudication of health claims within the expanding union dental network of dental providers throughout the United States.

STRATEGIC ALLIANCES

We have developed key strategic alliances with the following technology providers to support the MedLink Solution's unique system architecture and design. We believe that the establishment of these strategic alliances has given us a significant competitive advantage in Brazil.

CENTRO BRASILERIO DE INFORMATICA MEDICA S/A

On February 14, 2006, we entered into an agreement (the "CEBIM Agreement") with Centro Brasilerio De Informatica Medica S/A, a Brazilian company ("CEBIM"). CEBIM is the developer of Brazil's Amigo premier medical practice management system ("Amigo PMS"). Pursuant to the terms and provisions of the CEBIM Agreement, CEBIM will integrate our MedLink Web Solution real time online claims adjudication with the Amigo PMS software to provide users with a new version of the Amigo PMS, including connectivity. As of the date of this Annual Report, we anticipate that integration of the MedLink Web Solution is expected to be completed by the end of second quarter 2006. We anticipate significant benefits as a result of this strategic relationship. We believe we will obtain a minimum of 2,000 additional capture solutions, which would represent an approximate 40% increase. As a result of the anticipated increased solutions, we estimate up to 400,000 transaction per month may be generated through the Amigo PMS once the integration is complete and rollout becomes fully operational. We believe that this strategic partnership will generate additional revenue of approximately $2,000,000 annually.

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

GENS is currently implementing versions to its Personal Med based on SQL server, and is further developing a web enabled version, which will allow doctors to select patients they want to have access through the Internet, and a tool to access the database of each patient for this centralized base. GENS is also implementing access to doctor's agenda and some direct news to be directed to Internet enabled doctors.

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

MOSAIC SOFTWARE, INC. - NETWORK PROCESSOR SYSTEM

On November 25, 2002, we entered into supplier agreement (the "Mosaic Supplier Agreement") with Mosaic Software, Inc. ("Mosaic"), to develop the Network Processor software package, known as the "Positllion", for use in the MedLink Solution.

We believe that Mosaic is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC's) and Windows NT software. Management believes the Position software is the best cost /effect solution for this kind of system. During 2005 Mosaic Software, Inc. was acquired by S1 Corporation of Atlanta, Georgia.

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

RESEARCH AND DEVELOPMENT

Our research and development department is responsible for the definition, design and implementation of our products. This comprises three main areas of activity: research of electronic transaction product trends both in Brazil and around the world as it applies to the healthcare industry, definition of products and services required for MedLink Solution services and implementation of the hardware and software products to support MedLink Solution services. Products to be offered by MedLink Solution involves interactive discussions with the marketing and sales team in order to identify the market needs, costs and timing to introduce such products and solutions. We have entered into agreements with Hypercom and Dione PLC, of the United Kingdom, to utilize their terminals for the MedLink Solution.

During fiscal year 2005, we developed a biometric (fingerprint reader) version of our MedLink Solution on behalf of a major health insurance group in Brazil, which is currently piloting the solution in that region (the "Biometric Solution"). The Biometric Solution is a new biometric security technology, which is rendered from the first time a patient visits a medical provider location. The patient passes a magnetic card through a reader for verification and then provides a fingerprint and his/her biometric identity is stored in the MedLink Solution authorizer. The Biometric Solution will be used in conjunction with magnetic stripe or smart cards issued by the heath insurer to its policyholders in such a way that through the MedLink

Solution real time adjudication system, information on the magnetic stripe card and fingerprint recognition must match each time a patient requires authorization and adjudication of medical claims. We believe that this additional security for the MedLink Solution will expedite patient authentication processes while significantly enhancing the security of customer information transfer between the health care provider and the insurer. As of the date of this Annual Report, upon certification of the Biometric Solution, we will make the Biometric Solution available as an option to our current and future clients.

MATERIAL AGREEMENTS

GOLDEN CROSS

On August 9, 2002, TDS and Golden Cross, ("Golden Cross"), one of Brazil's largest health insurance companies entered into an agreement (the "Golden Cross Agreement"). The agreement was extended in August 2004 for a period of two years. Pursuant to the terms and conditions of the Golden Cross Agreement, we have committed to supply to Golden Cross a total of 5,500 installations consisting of more than 1500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. We have approximately 3,900 Medlink Solutions in Golden Cross Provider's locations. During fiscal years ended December 31, 2005 and 2004, we processed 2,800,000 and 1,900,000 transactions, respectively, for Golden Cross.

CAMED

On October 17, 2002, TDS and Camed, a self-insured company based in northern Brazil ("Camed"), entered into an agreement (the "Camed Agreement") pursuant to which we installed MedLink Solution POS terminals for pilot testing. During fiscal year ended December 31, 2005, we completed the installation of more then 330 MedLink Solution POS terminals and 250 IVR Phone solutions. The Camed Agreement also provides for MedLink Solution WEB and MedLink Server Solution solutions which will be used as appropriate by the healthcare providers. We have approximately 600 Medlink Solutions in Camed providers' locations. During fiscal years ended December 31, 2005 and 2004, we processed 400,000 and 220,000 transactions, respectively, for Camed.

BRADESCO HEALTH

On October 17, 2002 TDS and Bradesco Insurance ("Bradesco"), Brazil's largest health insurance company, entered into an agreement for the provision of a four month pilot program contract for the testing of its "Medlink" Solution. Subsequently, in February 2003, the pilot program was extended for a further six months at the request of Bradesco. On October 1, 2003, TDS and Bradesco entered into a contract pursuant to which we would undertake and install its "Medlink" Solution into the Bradesco healthcare provider's network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live during March 2004.During Fiscal year ended December 31, 2005 we had installed over 1,000 POS terminals. Current roll out plans indicate that we will install up to 3,500 solutions into the Bradesco provider's network in order to achieve Bradesco's initial target of 1,000,000 transactions per month. During fiscal years ended December 31, 2005 and 2004, we processed 3,200,000 and 570,000 transactions, respectively, for Bradesco.

CORNELL CAPITAL PARTNERS

On October 13, 2004 and May 17, 2005, we entered into two respective standby equity distribution agreement (collectively, the "Standby Equity Distribution Agreement(s)"), and associated documentation, including a promissory note, with Cornell Capital. The Standby Equity Distribution Agreements were terminated on May 17, 2005 and January 13, 2006, respectively, (collectively, the "Termination Agreement(s)"). In accordance with the terms and provisions of the Standby Equity Distribution Agreements we: (i) issued to Cornell Capital 1,202,779 shares of our common stock; and (ii) issued to Monitor Capital Inc. ("Monitor Capital") 125,000 shares of our common stock as compensation for placement services. During fiscal year 2006, and in accordance with the terms and provisions of the Termination Agreements: (i) Cornell Capital returned to us 601,884 shares of our common stock, which have been returned to treasury, and shall retain 600,889 shares of our common stock,; and (ii) Monitor Capital returned to us 62,500 shares of our common stock, which have been returned to treasury, and shall retain 62,500 shares of our common stock.

On January 13, 2006, we entered into an investment agreement with Cornell Capital (the "2006 Investment Agreement"). In accordance with the terms and provisions of the 2006 Investment Agreement: (i) we shall sell to Cornell Capital up to 16,000 shares of our series A convertible preferred stock for a total price of up to $1,600,000 (the "Series A Convertible Preferred"); (ii) the Series A Convertible Preferred is senior to all common stock and all series of preferred stock; (iii) the holders of the Series A Convertible Preferred are entitled to receive dividends or distribution on a pro rata basis in the amount of seven percent (7%) per year; and (iv) each share of the Series A Convertible Preferred can be converted into shares of our common stock equal to the sum of the liquidation Amount, which is defined as an amount equal to $100 per shares of Series A Preferred, plus accrued but unpaid dividends thereon, divided by the conversion price (which conversion price is defined to be equal to the lower of (a) $0.192 or (b) 80% of the lowest daily volume weighted average price of our common stock as determined by price quotations from Bloomberg LP during the ten trading days immediately preceding the date of conversion.

In connection with the Standby Equity Agreements, we had entered into a promissory note with Cornell Capital in the principal amount of $255,237 (the "Cornell Capital Promissory Note"). On January 13, 2006, Cornell Capital surrendered to us the Cornell Capital Promissory Note in exchange for the issuance by us to Cornell Capital of $255,237 of Series A Convertible Preferred. Thus, as of the date of this Annual Report, the Cornell Capital Promissory Note has been terminated and cancelled. See "Item 5. Market for Common Equity and Related Stockholders Matters - Recent Sales of Unregistered Stock" and Item 6. "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

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

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

Patents and other proprietary rights are vital to our business operations. Our policy is to seek appropriate copyright and patent protection both in the United States and abroad for our proprietary technologies and products. We have acquired the license to certain intellectual property as follows:

   (i) "Medlink" registered trade name in Brazil Registration number 820986160 filed on August 17, 1998 with INPI Brazil; and

   (ii) Source code for all of the Medlink Solutions, source nodes and Network processor source code.

We have hired appropriate counsel in the United States to apply for copyright protection of our products in the United State. We intend to apply for a process patent in the near future.

EMPLOYEES

Our subsidiary, TDS, employs approximately thirty-six staff and contract personnel. As of the date of this Annual Report, we do not employ management on a full-time or on a part-time basis. Our President/Chief Executive Officer and Chief Financial Officer are primarily responsible for all day-to-day operations. Other services are provided by outsourcing and verbal management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. Our independent auditors have added a "going concern" statement to their audit report for fiscal years ended December 31, 2005 and 2004, which states that we will need additional working capital to be successful and to service our current debt for the coming year and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management anticipates that we will incur net losses for the immediate future, and expect our operating expenses to increase significantly, and, as a result, we will need to generate monthly revenue if we are to continue as a going concern. To the extent that we do not generate revenue, that we do not obtain additional funding, that our stock price does not increase, and that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern.

WE HAVE A WORKING CAPITAL DEFICIT AND IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WE WILL NEED TO CURTAIL BUSINESS OPERATIONS. We had a working capital deficit of $2,068,956 at December 31, 2005, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of December 31, 2005, we had $7,875 of cash on hand and total current assets were $494,244, and our total current liabilities were $2,563,200. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we achieve profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we will not have sufficient funds to continue operations. We estimate that we will require $1,000,000 to $3,000,000 of financing to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL REQUIRE ADDITIONAL FUNDING, AND FUTURE ACCESS TO CAPITAL IS UNCERTAIN AND WE MAY HAVE TO DELAY, REDUCE OR ELIMINATE CERTAIN BUSINESS OPERATIONS. It is expensive to develop and commercialize Health Information Management Products. We plan to continue to conduct research and development, which is costly. Our product development efforts may not lead to new commercial products, either because our products fail to be found effective or because we lack the necessary financial or other resources or relationships to pursue commercialization. Our capital and future revenues may not be sufficient to support the expenses of our business operations and the development of commercial infrastructure. We may need to raise additional capital to: (i) fund operations; (ii) continue the research and development of Health Information Management Products; and (iii) commercialize our products. We may need additional financing depending on a number of factors. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate certain business operations. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result.

WE OWE THE BRAZILIAN GOVERNMENT MONEY FOR PAYROLL TAXES AND SOCIAL SECURITY TAXES AND OUR FAILURE TO PAY THE BRAZILIAN AUTHORITIES WHEN REQUIRED TO DO SO COULD RESULT IN LIABILITY. Since fiscal year 2000, we have been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2005, these deficiencies (including interest and fines) amounted to approximately $732,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During fiscal years 2005 and 2004, we have entered into a number of payment programs with the Brazilian authorities whereby the Social Security taxes due, Severance Fund Taxes due, plus other taxes and applicable penalties and interests will be repaid over a period of between 18 and 60 months. At December 31, 2005, we have negotiated some $546,422 of tax liabilities under these programs. The payment program requires us to pay a monthly fixed amount of the four taxes negotiated. Discussions are currently ongoing for us to enter into a similar payment plan for the remainder of the payroll tax liabilities. We made the first payment as per the plan in April 2004 and continue to make the required payments. However, there is no certainty that the Brazilian authorities will enter into a similar plan in the future

WE MAY EXPERIENCE PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE IF WE ARE UNABLE TO SUCCESSFULLY COMPETE. Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share, and could have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors may have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include: Polimed, Connectmed and Salutia, major software information systems companies, including those specializing in the healthcare industry, may not presently offer competing products but may in the future enter our market. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. Many of these competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry. These competitors may be in a position to devote greater resources to the development, promotion and sale of their products than we can. We may not be able to compete successfully against current and future competitors, and such competitive pressures could materially adversely affect our business, financial condition and operating results.

MARKET VOLATILITY MAY AFFECT OUR STOCK PRICE, AND THE VALUE OF A SHAREHOLDER'S INVESTMENT IN OUR COMMON STOCK MAY BE SUBJECT TO SUDDEN DECREASES. The trading price for our shares of common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control: (i) historical and anticipated operating results, including fluctuations in financial and operating results; (ii) the market perception of the prospects for health information management network solutions companies as an industry sector;
(iii) general market and economic conditions; (iv) changes in government regulations affecting product approvals, reimbursement or other aspects of our and/or competitors' businesses; (v) announcements of technological innovations or new commercial products by us or our competitors; (vi) developments concerning our contractual relations with our executive officers, executive management and intellectual property rights; and (vii) announcements regarding significant collaborations or strategic alliances.

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

THE HEALTHCARE INFORMATION MANAGEMENT AND TECHNOLOGY MARKET IS HIGHLY FRAGMENTED AND CHARACTERIZED BY ON-GOING TECHNOLOGICAL DEVELOPMENTS, EVOLVING INDUSTRY STANDARDS AND RAPID CHANGES IN CUSTOMER REQUIREMENTS AND WE MAY NOT SUCCESSFULLY OR IN A TIMELY MANNER DEVELOP, ACQUIRE, INTEGRATE, INTRODUCE OR MARKET NEW PRODUCTS OR PRODUCT ENHANCEMENTS. The healthcare information management and technology market is highly fragmented and characterized by on-going technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively: (i) offer a broad range of software products; (ii) enhance existing products and expand product offerings; (iii) respond promptly to new customer requirements and industry standards; (iv) remain compatible with popular operating systems and develop products that are compatible with the new or otherwise emerging operating systems; and (v) develop new interfaces with healthcare provider organizations to fully integrate our products and services in order to maximize features and functionality. Our performance depends in large part on our ability to provide the increasing functionality required by our customers through the timely development and successful introduction of new products and enhancements to existing products. We may not successfully, or in a timely manner, develop, acquire, integrate, introduce or market new products or product enhancements. Product enhancements or new products developed by us may not meet the requirements of hospital or other healthcare providers or health insurance companies or achieve or sustain market acceptance. Our failure to either estimate accurately the resources and related expenses required for a project, or to complete our contractual obligations in a manner consistent with the project plan upon which a contract is based, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our failure to meet a customer's expectations in the performance of our services and products could damage our reputation and adversely affect our ability to attract new business.

FAILURE TO ACCURATELY ASSESS, PROCESS OR COLLECT HEALTHCARE CLAIMS OR ADMINISTER CONTRACTS COULD SUBJECT US TO COSTLY LITIGATION AND FORCE US TO MAKE COSTLY CHANGES TO OUR PRODUCTS. It is anticipated that some of our products and services will be used in the payment, collection, coding and billing of healthcare claims and the administration of managed care contracts. If our products and services fail to accurately assess, possess or collect these claims, customers could file claims against us. As of the date of this Annual Report, we do not carry insurance coverage to cover such claims or, if we do carry such insurance coverage in the future, such insurance coverage may not be adequate to cover such claims. A successful claim that is not covered by or is in excess of insurance coverage could adversely affect our business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase insurance premiums such that appropriate insurance cannot be found at commercially reasonable rates. Furthermore, if we were found liable, we may have to significantly alter one or more of our products, possibly resulting in additional unanticipated research and development expenses.

THE NATURE OF OUR PRODUCTS MAKES US VULNERABLE TO UNDETECTED ERRORS THAT COULD REDUCE REVENUES, MARKET SHARE OR DEMAND. Health Information Management Products may contain errors or failures, especially when initially introduced or when new versions are released. Although we conduct extensive testing of our products and services, software errors could be discovered in certain enhancements and products after their introduction. Despite such testing by us and by our current and potential customers, products under development, enhancements or shipped products may contain errors or performance failures resulting in, among other things: (i) loss of customers and revenue; (ii) delay in market acceptance;
(iii) diversion of resources; (iv) damage to our reputation; or (v) increased service costs. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE REQUIRED TO MAKE SUBSTANTIAL CHANGES TO OUR PRODUCTS IF THEY BECOME SUBJECT TO GOVERNMENTAL REGULATION. None of our Health Information Management Products are subject to regulation by the United States' federal government. Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Department of Health. In the future, however, the U.S. Department of Health could determine that some of our products (because of their predictive aspects) may be clinical decision tools and subject them to regulation. Compliance with the U.S. Department of Health regulations, such as HIPPA, could be burdensome, time consuming and expensive. Other new laws and regulations affecting healthcare software development and marketing could also be enacted in the future. If so, it is possible that our costs and the length of time for product development and marketing could increase and that other unforeseeable consequences could arise.

GOVERNMENT REGULATION OF CONFIDENTIALITY OF PATIENT HEALTH INFORMATION COULD RESULT IN REQUIRED PRODUCT MODIFICATIONS WHICH WOULD REQUIRE SIGNIFICANT EXPENDITURE OF CAPITAL RESOURCES. There is substantial U.S. federal and state and foreign regulation of confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to or processed by us as a consequence of any contracts with various health care providers or insurance companies. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. Changes may be made which would require us to change our products and systems and methods which could require significant expenditures of capital and decrease future business prospects. Additional federal and state legislation governing the dissemination of individually identifiable information have been proposed in the United States and may be adopted, which may also significantly affect our business.

GOVERNMENT REGULATION OF HEALTHCARE INFORMATION DELIVERY SYSTEMS MAY AFFECT HEALTHCARE PROVIDERS' DECISIONS WHICH COULD RESULT IN UNPLANNED PRODUCT ENHANCEMENTS, DELAYS, OR CANCELLATIONS OF PRODUCT ORDERS OR SHIPMENTS, OR REDUCE THE NEED FOR CERTAIN SYSTEMS. During the past several years, the healthcare industry within the United States and other countries has been subject to changing political, economic and regulatory influences and to increasing levels of governmental regulation. Certain proposals to reform the U.S. healthcare systems have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for any of our customers within the United States that could have a negative impact on our business, financial condition and results of operations. However, the U.S. federal government recently mandated the use of electronic transmissions for large Medicare providers, which may positively affect the marketability of our products in the U.S. We are unable to predict what, if any, changes will occur.

Changes in current healthcare financing, reimbursement systems and procurement practices could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. A portion of our revenues is expected to be derived from sales of our Health Information Management Products to hospitals in the United States. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of potential purchasers of our Health Information Management Products and adversely affect our business. In addition, the decision to purchase such products generally involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our potential customers.

THERE ARE POLITICAL AND ECONOMIC RISKS IN FOREIGN MARKETPLACES WHICH COULD AFFECT OUR OPERATIONS. As of the date of this Annual Report, the Health Information Management Products are sold by us principally in Brazil. We intend to enter the global marketplace which includes, but is not limited to, the marketplaces within the United States, Australia, South America and Europe. During fiscal years ended December 31, 2005 and 2004, international sales accounted for 100% of our total revenue. As a result, we face certain risks associated with international sales. International sales may be subject to political, economic, legal and other uncertainties occurring within these countries. Changes in policies by the respective governments may result in changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on imports and sources of supply, import duties, corruption, economic reforms, and currency revaluation, all of which may materially and adversely affect us. The continuation or increase of any such disparities could affect the political and social stability of the country, and thus our operations. Moreover, future controversies could arise which would threaten trade relations between the United States and the respective country. In any of such eventualities, our business could be adversely affected.

WE MAY FACE SCRUTINY FROM GOVERNMENTAL AGENCIES. As a result of the rising healthcare costs, U.S. federal and state governments and foreign governments have placed an increased emphasis on detecting and eliminating fraud and abuse in healthcare programs. Numerous laws and regulations now exist within the U.S. and other foreign countries to prevent fraudulent or abusive billing, to protect patients' privacy rights, and to ensure patients' access to healthcare. Violation of the laws or regulations governing our operations could result in the imposition of civil or criminal penalties, including temporary or permanent exclusion from participation in government healthcare programs, such as Medicare and Medicaid in the United States, the cancellation of any contracts with us to provide managed care services, and the suspension or revocation of any of our governmental licenses. We intend to conduct routine internal audits in an effort to ensure compliance with all applicable laws and regulations. If errors, discrepancies or violations of laws are discovered in the course of these internal audits or otherwise, we may be required by law to disclose the relevant facts, once known, to the appropriate authorities.

THE INABILITY TO PROTECT INTELLECTUAL PROPERTY COULD LEAD TO UNAUTHORIZED USE OF OUR PRODUCTS. We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure, non-compete and other contractual provisions to protect our proprietary rights. Measures taken by us to protect our intellectual property may not be adequate, and our competitors could independently develop products and services that are substantially equivalent or superior to our products and services. Any infringement or misappropriation of our proprietary software and databases could put us at a competitive disadvantage in a highly competitive market and could cause us to lose revenues, incur substantial litigation expense, and divert management's attention from other operations. Intellectual property litigation is increasingly common in the software industry. Therefore, the risk of an infringement claim against us may increase over time as the number of competitors in the industry segment grows and the functionality of products overlaps. Third parties could asset infringement claims against us in the future. Regardless of the merits, we could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, such an infringement may result in significant monetary liabilities that could have a material adverse effect on our business. In the event of an unfavorable ruling on any such claim, a license or similar agreement may also not be available to use on reasonable terms, if at all. We may not be successful in the defense of these or similar claims.

WE ARE DEPENDENT UPON THE LICENSE AGREEMENT TO FURTHER DEVELOP AND COMMERCIALIZE OUR PRODUCTS EFFECTIVELY OR AT ALL. To further develop and successfully commercialize the Health Information Management Products and related services, we entered into a license agreement (the "License Agreement") with TDS to carry out development and commercialization of the MedLink Solution within Brazil. Under the terms of the License Agreement, we will receive certain royalties once our subsidiary in Brazil has entered cash flow status.

The risks associated with the License Agreement include, but are not limited to, the following: (i) TDS may not apply the expected resources or required expertise in developing the MedLink Solution resources and systems or other systems necessary to successfully commercialize the MedLink Solution products; and (ii) disputes may arise between us and TDS that delay the commercialization of the MedLink Solution or adversely affect our sales or profitability. Our success will depend on the successful introduction and marketing of the MedLink Solution and other products which, in turn, is dependent on the continued existence of favorable contractual relations with TDS. Our business operations may be materially affected in the event TDS fails to honor the terms and provisions of the License Agreement.

FAILURE TO RETAIN KEY PERSONNEL COULD IMPEDE OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS, MAINTAIN THE LICENSE AGREEMENT OR OBTAIN SOURCES OF FUNDS. We depend, to a significant extent, on the efforts of Mr. Stephen Walters, our President/Chief Executive Officer and a director, and on the efforts of our research and development personnel. The development of Health Information Management Products requires expertise from a number of different disciplines, some of which are not widely available. The quality and reputation of our research and development personnel, including our executive officers, and their success in performing their responsibilities, may directly influence our success. In addition, Mr. Walters is involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of Mr. Walters, or our inability to retain or recruit other key management and research and development personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, public and private research institutions, government entities and other organizations. We do not employ management on a full-time or part-time basis and do not have a written employment agreement with Mr. Walters. In addition, we do not maintain any key man life insurance policies on Mr. Walters.

RISKS RELATED TO OUR COMMON STOCK

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. A substantial number of sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 31,926,559 shares of common stock outstanding as of the date of this Annual Report, 10,896,975 shares are freely tradable without restriction, unless held by our "affiliates." The remaining 21,029,584 shares of common stock which are held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144. In addition, we shall issue to Cornell Capital up to 16,000 Series A Preferred Stock, which will be convertible into shares of our common stock, and have issued to Cornell Capital two warrants to purchase up to 5,000,000 shares of our common stock. As of the date of this Annual Report, 8,000 shares of Series A Preferred Stock have been issued to Cornell Capital.

THE SALE OF OUR STOCK UNDER THE TERMS OF THE INVESTMENT AGREEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE. In many circumstances the provision of an Investment Agreement or similar contractual arrangement for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market's ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. Under the terms of our Investment Agreement, we issued to Cornell Capital two warrants to purchase up to 5,000,000 shares of our common stock. If we used the funds raised under the Investment Agreement to grow our revenues and profits or invest in assets which are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of our stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, the price will decline.

It is not possible to predict those circumstances whereby short sales could materialize or to what the share price could drop. In some companies that have been subjected to short sales, the stock price has dropped to near zero. This could happen to our stock price.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS. Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:
(i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the Nasdaq automated quotation system; (iv) Nasdaq stocks that trade below $5.00 per share are deemed a "penny stock" for purposes of Section 15(b)(6) of the Exchange Act; and (v) issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

TRANSER AGENT

As of the date of this Annual Report, our transfer agent is Transfer Online, Inc., 227 S.W. Pine Street, Suite 300, Portland, Oregon 97204; telephone
503.227.2950 and facsimile 503.227.6874.

ITEM 2.  DESCRIPTION OF PROPERTIES

Except as described above, we do not own any other real estate or other properties. We lease office space in several locations as follows:

  (i)    United States: 8th Floor, 5201 Blue Lagoon Drive, Miami, Florida,33126
         USA
  (ii) Brazil: Praia de Botafogo # 440, 4 andar, Botafogo 22250 - 040, Rio de Janeiro, RJ Brazil;
  (iii)  Asia-Pacific: Level 30, Six Battery Road, Singapore, 049909;
  (iv) Australia: Suite 22, Old Northern Road, Baulkham Hills, NSW 2153, Australia; and
  (v)    Brazil: Av, Paulista, 726, conj. 1707, Bela Vista  Sao Paulo, Brazil.

ITEM 3.  LEGAL PROCEEDINGS

We, Transax International Limited ("Transax") have been in litigation since March 14, 2005 with X-Clearing Corporation, a Colorado corporation ("X-Clearing"), our former transfer agent. During September 2001, we had entered into an agreement with X-Clearing regarding engagement as our transfer agent, registrar and disbursing agent in connection with our shares of common stock (the "Transfer Agent Agreement"). Thereafter we entered into an Amendment to the Transfer Agent Agreement. The Transfer Agent Agreement and the Amendment to the Transfer Agent Agreement will be collectively referred to as the "Transfer Agreements". X-Clearing's complaint generally alleges that: (1) We have breached and wrongfully attempted to terminate the Transfer Agreements; (2) X-Clearing has a valid and perfected security interest in our books and records in accordance with the terms of the Transfer Agreements; and, (3) X-Clearing is entitled to repleveting our stock books and records.

On April 5, 2005 we filed an Answer To The Complaint, Counterclaims and A Jury Demand (the "Answer"). The Answer generally denies all allegations of X-Clearing and the Counterclaim asserts that X-Clearing has failed to take reasonable steps to transfer our stock transfer records to our new transfer agent; X-Clearing has continued stock transfers on our behalf and has illegally issued fraudulent stock certificates; and X-Clearing has improperly and illegally used our records which include stock certificates that X-Clearing has fraudulently issued without notifying us.

On April 7, 2005, we filed a stipulated motion for testimony by telephone and for expedited ruling by court. A hearing was set for April 12, 2005. X-Clearing Corp.'s replevin action was dismissed by the District Court.

Trial has been set for May 22, 2006 and is scheduled to last for one week. The court ordered mediation that was previously scheduled for April 3, 2006 has been cancelled by the opposing party. No alternative date has been selected. Transax anticipates filing an appropriate motion to address among other things X-Clearing's cancellation of the mediation.

Management has instructed counsel to vigorously defend all claims against Transax and to aggressively pursue all counterclaims on behalf of the company. While the result of litigation is difficult to predict, counsel has advised Transax that the likelihood of sustaining any significant damages at trial is minimal. Counsel has further advised management that there is a significant likelihood that the case could settle prior to trial without significant financial exposure to Transax.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for approval during fiscal year ended December 31, 2005.

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

                                                 Fiscal Year Ended
                       December 31, 2005         December 31, 2004
                       -----------------         -----------------
                       High        Low           High        Low

First Quarter          $0.19       $0.12         $0.38       $0.16
Second Quarter         $0.16       $0.09         $0.62       $0.07
Third Quarter          $0.26       $0.10         $0.16       $0.03
Fourth Quarter         $0.22       $0.13         $0.25       $0.07

HOLDERS

As of March 31, 2006, we had approximately 649 shareholders of record.

DIVIDENDS

No dividends have ever been declared by our Board of Directors on our common stock. Our previous losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have one equity compensation plan, the Transax International Limited Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2005:

                                   Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------
                          Number of Securities                                     Number of Securities
                           To be Issued Upon        Weighted-Average Exercise     Remaining Available for
                         Exercise of Outstanding      Price of Outstanding         Future Issuance Under
                            Options, Warrants          Options, Warrants         Equity Compensation Plans
                                and Rights                 and Rights             (excluding column (a))
Plan Category                      (a)                         (b)                          (c)
----------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders

Stock Option Plan               1,425,000                     $0.50                       268,270
                                  600,000                      0.20
                                1,200,000                      0.15                        50,000

Merger Agreement -
 Warrants                       4,100,000                     $1.00                           -0-

Equity Compensation
Plans Not Approved by
Security Holders -

Warrants                        1,000,000                     $0.25                           -0-
Warrants                        2,402,500                     $0.20                           -0-
Warrants                        2,000,000                     $0.30                           -0-

Total                          12,727,500

STOCK OPTION PLAN

On July 22, 2003, our Board of Directors unanimously approved and adopted a stock option plan, and during fiscal year 2004, our Board of Directors unanimously approved and adopted a 2004 incentive stock option plan (collectively, the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance our interests and those of our shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by our Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees or consultants. The Stock Option Plan provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our Common Stock not to exceed 4,500,000 shares and, in accordance with the provisions of the 2004 incentive stock option plan, a further 2,500,000 shares.

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

Unless restricted by the option agreement, the exercise price shall by paid by any of the following methods or any combination of the following methods: (i) in cash; (ii) by cashier's check, certified check, or other acceptable banker's note payable to us; (iii) by net exercise notice whereby the option holder will authorize the return to the Stock Option Plan pool, and deduction from the option holder's Stock Option, of sufficient Stock Option shares whose net value (fair value less option exercise price) is sufficient to pay the option price of the shares exercise (the fair value of the shares of the Stock Option to be returned to the pool as payment will be determined by the closing price of our shares of Common Stock on the date notice is delivered); (iv) by delivery to us of a properly executed notice of exercise together with irrevocable instructions (referred to in the industry as `delivery against payment') to a broker to deliver to us promptly the amount of the proceeds of the sale of all or a portion of the stock or of a loan from the broker to the option holder necessary to pay the exercise price; of (v) such other method as the option holder and our Board of Directors may determine as adequate including delivery of acceptable securities (including our securities), set-off for wages or invoices due, property, or other adequate value. In the discretion of our Board of Director, we may grant a loan or guarantee a third-party loan obtained by an option holder to pay part of all of the exercise option price of the shares provided that such loan or our guaranty is secured by the shares of Common Stock.

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

STOCK OPTIONS GRANTED AND EXERCISED

As of December 31, 2005, we have granted 10,224,040 Stock Options and cancelled 3,524,040 Stock Options. As of December 31, 2005, 4,450,000 Stock Options were exercised. As at December 31, 2005, 3,225,000 Stock Options were outstanding.

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 9,502,500 share purchase warrants issued and outstanding as follows: (i) 4,100,000 Warrants convertible into 4,100,000 shares of Common Stock at the price of $1.00 per share expiring on August 14, 2008; (ii) 2,402,500 Warrants convertible into 2,402,500 shares of Common Stock at the price of $0.20 per share expiring on September 29, 2009; (iii) 2,000,000 Warrants convertible into 2,000,000 shares of Common Stock at $0.30 per share expiring on December 30, 2006; (iv) 500,000 warrants convertible into shares of common stock at $0.25 per share expiring on June 28, 2007 and (v) 500,000 warrants convertible into shares of common stock at $0.25 per share expiring on September 30, 2007.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2005, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

CORNELL CAPITAL PARTNERS

On January 13, 2006, in accordance with the terms and provisions of the 2006 Investment Agreement, we issued to Cornell Capital: (i) 8,000 shares of Series A Convertible Preferred in exchange for the surrender of the Cornell Capital Promissory Note; (ii) a five-year warrant exercisable into 2,500,000 shares of our common stock at an exercise price of $0.30; and (iii) a five-year warrant exercisable into 2,500,000 shares of our common stock at an exercise price of $0.20.

DEBT SETTLEMENT

DIRECTOR COMPENSATION

On December 26, 2005, we entered into a settlement agreement with David Bouzaid, one of our officers/directors, regarding the settlement of an aggregate amount of $6,000 due and owing pursuant to services provided by Mr. Bouzaid (the "Director Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement: (i) we agreed to settle $6,000 due and owing to Mr. Bouzaid by issuing 40,000 shares of our restricted common stock at $0.15 per share; and (ii) Mr. Bouzaid agreed to accept the issuance of the aggregate 40,000 shares of restricted common stock as full and complete satisfaction of the debt due and owing. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

INVESTOR RELATION CONTRACT

On December 8, 2005, we entered into an investor relations contract (the "Investor Relations Contract") with David Sasso, one of our directors. Pursuant to the terms and provisions of the Investor Relations Contract, we agreed to issue 50,000 shares of our restricted common stock at $0.15 per share to Mr. Sasso as compensation for investor related services provided and valued at $7,500. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

CONVERTIBLE LOANS

On September 30, 2005, the holder of certain convertible loans exercised the conversion right. Accordingly, we issued 600,000 shares of our restricted common stock at the conversion price of $.125 per share and 600,000 warrants to purchase shares of our restricted common stock at $.25 per share for the conversion of principal balance of $75,000. We also issued an additional 77,968 shares of restricted common stock to settle $9,746 in interest due on the convertible loans. The recipients are sophisticated investors who have such knowledge and experience in financial, investment and business matters that they are capable of evaluating the merits and risks of the prospective investment in our securities. The recipients are accredited investors. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

DIRECTOR SETTLEMENT AGREEMENTS

On December 26, 2005, we entered into a settlement agreement with Stephen Walters (the "Walters Settlement Agreement"), regarding the settlement of an aggregate amount of $45,000 due and owing to Mr. Walters pursuant to managerial services performed. Pursuant to the terms and provisions of the Walters Settlement Agreement: (i) we agreed to settle $45,000 representing a partial amount of the aggregate amount due and owing to Mr. Walters by issuing 300,000 shares of our restricted common stock at $0.15 per share; and (ii) Mr.

Walters agreed to accept the issuance of an aggregate of 300,000 shares of our restricted common stock as full and complete satisfaction of the aggregate amount of $34,000. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

On September 26, 2005, we entered into a settlement agreement with Stephen Walters (the "Walters Settlement Agreement"), regarding the settlement of an aggregate amount of $34,000 due and owing to Mr. Walters pursuant to managerial services performed. Pursuant to the terms and provisions of the Walters Settlement Agreement: (i) we agreed to settle $34,000 representing a partial amount of the aggregate amount due and owing to Mr. Walters by issuing 200,000 shares of our restricted common stock at $0.17 per share; and (ii) Mr. Walters agreed to accept the issuance of an aggregate of 200,000 shares of our restricted common stock as full and complete satisfaction of the aggregate amount of $34,000. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

On June 28, 2005, we entered into a settlement agreement with Stephen Walters (the "Walters Settlement Agreement"), regarding the settlement of an aggregate amount of $33,000 due and owing to Mr. Walters pursuant to managerial services performed. Pursuant to the terms and provisions of the Walters Settlement
Agreement: (i) we agreed to settle $33,000 representing a partial amount of the aggregate amount due and owing to Mr. Walters by issuing 300,000 shares of our restricted common stock at $0.11 per share; and (ii) Mr. Walters agreed to accept the issuance of an aggregate of 300,000 shares of our restricted common stock as full and complete satisfaction of the aggregate amount of $33,000. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

On March 28, 2005, we entered into a settlement agreement with Stephen Walters (the "Walters Settlement Agreement"), regarding the settlement of an aggregate amount of $50,500 due and owing to Mr. Walters pursuant to managerial services performed. Pursuant to the terms and provisions of the Walters Settlement
Agreement: (i) we agreed to settle $50,500 representing a partial amount of the aggregate amount due and owing to Mr. Walters by issuing 400,000 shares of our restricted common stock at $0.126 per share; and (ii) Mr. Walters agreed to accept the issuance of an aggregate of 400,000 shares of our restricted common stock as full and complete satisfaction of the aggregate amount of $50,500. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

CONSULTING AGREEMENT

On July 15, 2005, we entered into a consulting services agreement (the "Consulting Agreement") with Geoff Eiten ("Eiten").Pursuant to the terms and provisions of the Consulting Agreement, we agreed to issue 200,000 shares of our restricted common stock at $0.15 per share to Eiten as compensation for consulting services provided and valued at $30,000. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by
Section 4(2) of the Securities Act.

On March 21, 2005, we entered into a consulting services agreement (the "Consulting Agreement") with Aiden Capital Management ("ACM").Pursuant to the terms and provisions of the Consulting Agreement, we agreed to issue 150,000 shares of our restricted common stock at $0.14 per share to ACM as compensation for consulting services provided and valued at $21,000. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

On January 14, 2005, we entered into a consulting services agreement (the "Consulting Agreement") with Empire Relations Group ("ERG"). Pursuant to the terms and provisions of the Consulting Agreement, we agreed to issue 100,000 shares of our restricted common stock at $0.16 per share to ERG as compensation for consulting services provided and valued at $16,000. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

On January 14, 2005, we entered into a six-month consulting services agreement (the "Consulting Agreement") with Mirador Consulting Ltd. ("Mirador") Pursuant to the terms and provisions of the Consulting Agreement, we agreed to issue 400,000 shares of our restricted common stock at $0.16 per share to Mirador as compensation for consulting services provided and valued at $42,667. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act. However, we terminated the Consulting Agreement and cancelled 200,000 of the 400,000 shares of restricted common stock that were previously issued under the terms of the Consulting Agreement.

RELATED PARTY LOANS

On December 31, 2005 we issued 50,000 shares of restricted common stock to settle $6,250 in interest due on certain related party notes. The recipients are sophisticated investors who have such knowledge and experience in financial, investment and business matters that they are capable of evaluating the merits and risks of the prospective investment in our securities. The recipients are accredited investors. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

On June 28, 2005, the holder of certain related party notes exercised the conversion feature at a conversion price of $0.125 per share. Accordingly, we issued 400,000 shares of our restricted common stock and 400,000 warrants to purchase shares of our restricted common stock at $.25 per share for conversion of the principal balance of $50,000. We also issued an additional 35,770 shares of our restricted common stock to settle $4,471 in interest due on these related party notes. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act.

EXERCISE OF STOCK OPTIONS

During fiscal year ended December 31, 2005, we issued an aggregate of 450,000 shares of our common stock pursuant to the exercise of 450,000 Stock Options.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

FOR FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

Our net losses during fiscal year ended December 31, 2005 were ($714,722) compared to a net loss of ($1,792,255) for fiscal year ended December 31, 2004 (a decrease of $1,077,533. During fiscal year ended December 31, 2005, we generated $3,380,150 in revenues compared to $1,199,900 in revenues during fiscal year ended December 31, 2004 (an increase of $2,180,250 or 181.7%). The significant increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at the healthcare provider's locations in Brazil. Upon installation, we begin the processing of applications submitted by the healthcare provider for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 6,500,000 "real time" transactions during fiscal year 2005 compared to 2,800,000 "real time" transactions during fiscal year 2004. At December 31, 2005, we had 5,350 MedLink Solutions operational in Brazil, including 2,750 Point of Sales ("POS") solutions.

During fiscal year ended December 31, 2005, we incurred operating expenses of $3,543,534 compared to operating expenses of $2,326,063 during fiscal year ended December 31, 2004 (an increase of $1,217,471 or 52.3%). The increase in operating expenses during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 resulted from: (i) an increase of $910,337 or 78.0% in cost of product support services resulting from the increase in net revenues;
(ii) an increase of $49,757 or 13.7% in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $143,980 or 23.2% in general and administrative expenses resulting from increased operating costs associated with increased operations; (iv) an increase of $194,300 or 345.7% in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations;
(v) an increase of $19,347 or 17.8% in investor relation fees attributable to an increase in the use of investor relations services; and (vi) an increase of $3,562 or 2.8% in professional fees related to legal fees associated with our SEC filings.

Certain operating expenses, however, decreased during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 as follows: (i) a decrease of $103,812 or 30.6% in management fees - related parties, which is attributable to a decrease in amounts paid to our management.

We reported a loss from operations of ($163,384) for fiscal year ended December 31, 2005 as compared to a loss from operations of ($1,126,163) for fiscal year ended December 31, 2004. Although there can be no assurances, we anticipate that during fiscal year 2006, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2005. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2006 as compared to fiscal year 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses decreased $114,753 or 17.2% for fiscal year ended December 31, 2005 as compared to fiscal year ended December 31, 2004. Included in this change is: (i) a decrease in other income (expenses) of $69,139 or 135.3% during fiscal year ended

December 31, 2005 compared to fiscal year ended December 31, 2004, which results from income recognized during fiscal year ended December 31, 2004 upon settlement of accounts payable balances, which were settled for less than the original obligation; (ii) a decrease of $228,935 or 37.8% in interest expense for fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004, which reflects a decrease in our borrowing during fiscal year 2005;
(iii) an increase of $88,347 or 97.1% in interest expense - related party during fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004, which reflects an increase due to the granting of warrants in connection with debt conversions and an increase in our borrowing from related parties; and
(iv) an increase of $43,304, or 210.5% in foreign exchange rate gains due to a favorable fluctuation in the exchange rate between Brazil and the United States.

For the fiscal year ended December 31, 2005, our net loss was ($714,722) or ($0.02) per common share compared to a net loss of ($1,792,255) or ($0.10) per common share for the fiscal year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

For fiscal year ended December 31, 2005, net cash flow provided by operating activities was $214,657 compared to $46,655 for fiscal year ended December 31, 2004. The change in cash flows provided by operating activities is mainly due to the decrease in operating loss for fiscal year ended December 31, 2005.

Net cash flows used in investing activities amounted to ($662,355) during fiscal year ended December 31, 2005 as compared to ($411,589) for fiscal year ended December 31, 2004, an increase of $250,766. During the year ended December 31, 2005, we capitalized software development costs and acquired equipment for our hardware and software installations while in fiscal year ended December 31, 2004, these costs were less.

Net cash flows provided by financing activities during the fiscal year ended December 31, 2005 were $526,524, resulting primarily from a loan and cash advances from a related party of $85,000, net proceeds from convertible debentures of $336,738 and proceeds from loans of $230,594, offset by the repayment of capital lease obligations of $75,724 and related party advances and loans of $50,084 compared to approximately $475,880 during fiscal year ended December 31, 2004. The borrowings were used to fund operating activities.

In summary, based upon the cash flow activities as previously discussed, during the fiscal year ended December 31, 2005, our overall cash position increased by approximately $3,800.

On January 13, 2006, we entered into an Investment Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we shall sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of our common stock, par value $.00001 per share (the "Common Stock") for a total price of up to $1,600,000. The Series A Preferred Shares are senior to all common stock and all series of preferred stock of the Company. The holders of Series A Preferred Shares are entitled to receive dividends or distributions on a pro rata basis in the amount of seven
(7) percent per year. Each share of Series A Preferred Shares can be converted into shares of our common stock equal to the sum of the Liquidation Amount, defined as an amount equal to $100 per share of Series A Preferred Shares, plus accrued but unpaid dividends thereon, divided by the Conversion Price. The Conversion Price is defined to be equal to the lower of (i) $0.192 or (ii) 80% of the lowest daily volume weighted average price of our common stock, as determined by price quotations from Bloomberg, LP, during the ten (10) trading days immediately preceding the date of conversion. Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consists of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 consisting of new funding. The purchase of the additional 8,000 Series A Preferred Shares, at the purchase price of $800,000, shall close two (2) business days prior to the date that a registration statement is filed with the United States Securities and Exchange Commission In connection with the sale of the Series A Preferred Shares, on January 13, 2006, the parties agreed that Cornell Capital Partners will surrender the Promissory Note issued by us to Cornell on May 17, 2005, in the principal amount of $255,237, in exchange for $255,237 of Series A Preferred Shares. As of January 13, 2006, the full amount outstanding under the Promissory Note was $255,237, plus accrued and unpaid interest of $0. As a result of the parties' agreement, the Promissory Note was retired and canceled. The parties also agreed to terminate the Securities Purchase Agreement and the Investor Registration Rights Agreement, each dated as of October 25, 2004, as well as the Pledge and Escrow Agreements, each dated as of October 21, 2004, that were entered into by the parties in connection with the issuance of the Promissory Note.

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

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 to $3,000,000 of financing designed to fund various commitments and business operations. As of the date of this Annual Report, we have entered into an Investment Agreement with Cornell Capital Partners, pursuant to which we shall sell to Cornell Capital up to 16,000 shares of Series A Preferred Stock, which shall be convertible at Cornell Capital's discretion into shares of our common stock, for a total price of up to $1,600,000.

We have also entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our Common Stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our Common Stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our Common Stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our Common Stock for five trading days immediately preceding the conversion date.

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, we granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warrant not later than 30 days after we file this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The fair value of this warrant grant is estimated at $46,650 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, we will record interest expense of $46,650.

We believe that we can satisfy our cash requirements for the next twelve months based on our ability to enter into additional financing arrangements as necessary. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL LIABILITIES

CONVERTIBLE LOANS

A significant and estimated material liability for us for fiscal year 2006 is the aggregate principal amount of $175,000 and $21,621 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the Convertible Promissory Note(s)"). Previously, the aggregate principal amounts of the Convertible Promissory Notes were $200,000 and $100,000, respectively. During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $200,000 is due on March 31, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and (ii) $100,000 is due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. On June 28, 2005 and September 30, 2005, the holders of the Convertible Promissory Notes partially exercised the respective conversion rights. As at December 31, 2005, an aggregate principal amount of $175,000 and interest in the amount of $21,621 remains due and owing under the Convertible Promissory Notes. See "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

LOAN

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of $136,206 and $85,000 in principal due and owing to a related party (collectively, the "Loan(s)"). The $136,206 Loan is evidenced by a promissory note with an interest rate of 0.8% per month compounded monthly and is repayable during March 2006. The $85,000 Loan is evidenced by a promissory note with an interest rate of 9.6% per annum and is payable on demand. At December 31, 2005, approximately $12,504 in interest was accrued on the Loans and the aggregate principal amount of $221,206 is due and owing. During January 2006, we repaid the $85,000 loan and related interest

DEBENTURE

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of $250,000. On April 1, 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of approximately $732,000 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interest will be repaid over a period of up to 60 months. The payment program requires us to pay a monthly fixed amount of approximately $9,000. We made the first payment as per the plan in April 2004 and have continued to make the required payments. At December 31, 2005, approximately $297,000 of our INSS tax are to be repaid over periods from 20-50 months. During February 2006 we entered into a payment program for $30,000 of other taxes due to be paid over a period of 60 months. Discussions are currently ongoing for us to enter into a similar payment plan for approximately $213,000 of tax liabilities.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months with the exception of replacement and upgrading of hardware during the normal course of business.

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

INDEX TO FINANCIAL STATEMENTS

   Report of Independent Auditors ...........................................F-2

   Consolidated Balance Sheet at December 31, 2005 ..........................F-3

   Consolidated Statements of Operations and Comprehensive Income for
   the years ended December 31, 2005 and 2004, and for the period from May 2, 1998 [Inception] to December 31, 2004 ........................F-4

   Consolidated Statements of Stockholders' Equity [Deficit] and for
   the period from May 2, 1998 [Inception] to December 31, 2005 .............F-5

   Consolidated Statements of Cash Flows for the years ended December
   31, 2005 and 2004, and for the period from May 2, 1998 [Inception]
   to December 31, 2005 .....................................................F-6

   Notes to the Consolidated Financial Statements ...................F-7 to F-34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter of the year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXCUTIVE OFFICERS

As of the date of this Annual Report, our directors and executive officers are as follows:

         Name                          Age     Position
         ----                          ---     --------

         Stephen  Stephen  Walters     47      President/Chief Executive
                                               Officer and Director

         Laurie Bewes, BBA             53      Director

         David M. Bouzaid              50      Director

         Adam Wasserman                41      Chief Financial Officer

         David Sasso                   32      Vice-President Investor Relations

BIOGRAPHIES OF OFFICERS AND DIRECTORS

STEPHEN WALTERS is our President/Chief Executive Officer and a director. Mr. Walters currently is the President/Chief Executive Officer and a director of Transax. Mr. Walters has more than 15 years of business experience in the Asia-Pacific Region. He is responsible for corporate development initiatives that have seen a successful restructuring of the predecessor company. Mr. Walters is also the founder and principal of the Carlingford Group of companies based in Singapore. In the past thirty six months, Mr. Walters has raised over $6,000,000 for investment in promising early stage technology companies principally from North America and to expand their operations to the Asia-Pacific region through the establishment of joint ventures with strategic partners and licensing arrangements. The Carlingford Group focuses on companies in the biomedical, computer network and wireless telecommunications industries. Mr. Walters possesses an in depth knowledge of the public markets having previously acted as President and Chief Executive Officer of a US public company. Mr. Walters currently is a director of a publicly traded company in Canada.

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

ADAM WASSERMAN is our Chief Financial Officer. Mr. Wasserman has over fifteen years of public and private market experience in financial reporting, accounting, budgeting and planning, mergers and acquisitions, auditing, automated systems, banking relations, internal control, and corporate governance. Throughout his career, Mr. Wasserman has been an integral member of executive management responsible for financial and accounting. Previously, Mr. Wasserman was an audit manager of American Express Tax & Business in Ft. Lauderdale, Florida. During his tenure as audit manager, Mr. Wasserman successfully acted as an outsourced chief financial officer and advisor to a diversified clientele in the wholesale, technology, distribution, medical, retail and service industries in both the private and public sectors. His responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and preparation of financial statements and related footnotes. Mr. Wasserman also has experience with filings under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including initial public offerings, annual reports, and quarterly reports. Mr. Wasserman was also with Deloitte & Touche, LLP in New York City. Mr. Wasserman's responsibilities at Deloitte & Touche, LLP included audits of public and private companies, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany in Albany, New York. He is a Certified Public Accountant (New York) and a member of the American Institute of Certified Public Accountants. Currently, Mr. Wasserman is also a director and the treasurer of Gold Coast Venture Capital Club and a former officer of Toastmasters International.

DAVID SASSO is our Vice President Investor Relations . Mr. Sasso has over ten years of public and private market experience in investor relations and corporate governance. Throughout his career, Mr. Sasso has been an integral member of executive management responsible for investor relations. Previously, Mr. Sasso was the managing director of Marketing Services Group in New York City, New York, as well as managing director of investor relations at KCSA Public Relations Worldwide, representing several emerging growth companies. Prior to KCSA Public Relations Worldwide, he was vice president at the Abernathy MacGregor Group, a financial communications agency. Earlier in his career, Mr. Sasso worked with Merrill Lynch in their worldwide headquarters. Mr. Sasso earned a degree from the State University of New York at Albany, New York.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

As of the date of this Annual Report, certain of our executive officers are compensated for their roles as executive officers. Officers and directors are reimbursed for any out-of-pocket expenses incurred by them on behalf of us. None of our directors or executive officers are party to written employment or consulting agreements with us. We have, however, informal month-to-month verbal agreements with certain executive officers. As of the date of this Annual Report, Mr. Walters derives remuneration from us as compensation for consulting services rendered, Mr. Wasserman derived remuneration from us as compensation for financial services rendered, and since November 2005 Mr. Sasso derives remuneration from us as compensation for investor service relations rendered. See "Summary Compensation Table". We presently do not have any pension, health, annuity, insurance, profit sharing or similar benefit plans.

WALTERS CONSULTING AGREEMENT

We entered into a verbal month-to-month consulting services agreement with Stephen Walters, our President/Chief Executive Officer (the "Walters Consulting Agreement"). Pursuant to the terms and provisions of the Walters Consulting
Agreement: (i) Mr. Walters provides managerial services to us; and (ii) Mr. Walters shall be paid a monthly fee of $13,750.00 US Dollars for a potential annual salary of $165,000.00, and reimbursement of expenses.

Mr. Walters derived remuneration from us as compensation under the terms and provisions of the Walters Consulting Agreement. As at January 1, 2005, an aggregate of $109,238 in consulting fees was due and owing to Mr. Walters. During fiscal year ended December 31, 2005, $190,000 was incurred by us to Mr. Walters for management and consulting services rendered, including a bonus of $25,000. During fiscal year ended December 31, 2005, Mr. Walters was paid $-0-by us for consulting fees. During fiscal year ended December 31, 2005, an aggregate of $237,000 in accrued consulting fees was settled by us by the issuance of 1,700,000 shares of our restricted common stock. At December 31, 2005, an aggregate of $177,799 remains due and owing to Mr. Walters.

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

Mr. Bewes derived remuneration from us as compensation under the terms and provisions of the Bewes Consulting Agreement. As at January 1, 2005, an aggregate of $10,565 in consulting fees was due and owing to Mr. Bewes. During fiscal year ended December 31, 2005, $6,000 was incurred by us to Mr. Bewes for consulting services rendered. During fiscal year ended December 31, 2005, Mr. Bewes was paid $-0- by us for consulting fees. At December 31, 2005, an aggregate of $10,565 remains due and owing to Mr. Bewes. In January 2006 this amount was repaid.

SASSO INVESTOR RELATIONS AGREEMENT

On January 17th 2006 we entered into a twelve month Consulting Agreement with David Sasso for provision of Investor Relations services. Pursuant to the terms of the Agreement Mr. Sasso is paid a monthly fee of $7,000. Mr. Sasso agreed to act as our Vice President of Investor Relations and Corporate Communications.

WASSERMAN FINANCIAL SERVICES AGREEMENT

We entered into an engagement letter with Adam Wasserman. Pursuant to the terms of this engagement Letter, Mr. Wasserman is paid a monthly retainer fee of $2,500 plus hourly fees at a standard rate of $95 per hour for services performed. Mr. Wasserman agreed to act as our Chief Financial Officer and principal accounting office. During fiscal year ended December 31, 2005, accounting fees amounted to $40,616 of which $17,149 remains due and owing to Mr. Wasserman at December 31, 2005. In January and February 2006 we paid $15,000 of this balance to Mr. Wasserman.

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

During fiscal year ended December 31, 2005 the consulting services agreement was assigned to our Brazil subsidiary. An aggregate of $96,000 in fees was incurred and paid to Mr. De Castro for services rendered.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table below reflects those amounts received as compensation by our executive officers and directors during fiscal years ended December 31, 2002, 2003 and 2004 from us.

                                  ANNUAL COMPENSATION              LONG TERM
                                                                    COMPEN.
                            --------------------------------       ----------
                                                                   Securities
Name and                                                           Underlying
Principal Position          Year       Salary        Other          Options
------------------          ----       ------       --------       ----------
                                                       (1)
Stephen Walters             2005       0            $190,000        500,000
President and Chief
Executive Officer           2004       0            $165,000        250,000

                            2003       0            $132,000        750,000


Laurie Bewes                2005       0            $  6,000        225,000

                            2004       0            $ 25,600        125,000

                            2003       0            $      0        200,000

                                                       (1)
Adam Wasserman, Chief       2005       0            $ 40,616        150,000
Financial Officer
_________
(1) Pursuant to contractual arrangements, either verbal or written, between us and the respective officer.

STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Number of
                       Securities       Percent of Total   Exercise     Date of
Name               Underlying Options   Options Granted      Price    Expiration
---------------    ------------------   ----------------   --------   ----------
Stephen Walters           400,000                           $0.15     05/04/2010
                          100,000            41.66%          0.15     12/25/2010

Laurie Bewes              175,000                           $0.15     05/04/2010
                           50,000            18.75%          0.15     12/25/2010

David Bouzaid             175,000                           $0.15     05/04/2010
                           50,000            18.75%          0.15     12/25/2010

Adam Wasserman            150,000            12.50%         $0.15     05/04/2010


ITEM 11. SECURITY  OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

As of the date of this Annual Report, there are 31,926,559 shares of Common Stock issued and outstanding. The following table sets forth information as of the date of this Annual Report concerning: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock; (ii) each of our executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within sixty (60) days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

                                                         AMOUNT AND
                                                         NATURE OF
                 NAME AND ADDRESS OF                     BENEFICIAL   PERCENT OF
TITLE OF CLASS   BENEFICIAL OWNER                        OWNERSHIP      CLASS
--------------   ---------------------------             ----------   ----------

Common Stock     Stephen Walters               (1) (2)    3,434,819     10.56%
                 Bali View Block A4/7
                 Jl. Cirendeu Raya 46
                 Jakarta, 15419 Indonesia

Common Stock     Carlingford Investments Ltd   (1) (3)    8,718,788     25.81%
                 80 Raffles Place
                 #16-20 UOB Plaza II
                 Singapore 048624

Common Stock     Laurie Bewes                  (1) (4)    1,008,333      3.19%
                 429 Willarong Road
                 Caringbah, NSW,
                 Australia 2229

Common Stock     David Sasso                   (1) (5)      150,000        NIL
                 1330 West Avenue #1703
                 Miami Beach, FL 33139

Common Stock     David Bouzaid                 (1) (6)      720,000      2.28%
                 Jl. Bangka Dalam 7/3A
                 Jakarta 12730 Indonesia

Common Stock     Adam Wasserman                (1) (7)      150,000        NIL
                 1643 Royal Grove Way
                 Weston, FL 33327

Common Stock     All Officers and Directors
                  as a group                       (8)   14,181,940     38.72%
_________
(1) These are restricted shares of Common Stock.

(2) This figure includes: (i) 1,934,819 shares of Common Stock held of record by Mr. Walters; (ii) an assumption of the exercise by Mr. Walters of 750,000 Stock Options granted to Mr. Walters to acquire 750,000 shares of common stock at $0.50 per share expiring on August 14, 2008; (iii) an assumption of the exercise by Mr. Walters of 250,000 Stock Options to acquire 250,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iv) an assumption of the exercise by Mr. Walters of 400,000 Stock Options to acquire 400,000 shares of common stock at $0.15 per share expiring on May 4, 2010; (v) an assumption of the exercise by Mr. Walters of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.15 per share expiring on December 25, 2010. As of the date of this Annual Report, no Stock Options have been exercised.

(3) This figure includes: (i) 5,970,455 shares of common stock held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights; (ii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 2,700,000 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 2,700,000 shares of Common Stock at a price of $1.00 per share expiring on August 14, 2008; and (iii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 48,333 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 48,333 shares of Common Stock at a price of $0.20 per share expiring on September 29, 2009. As of the date of this Annual Report, no Warrants have been exercised.

(4) This figure includes: (i) 458,333 shares of common stock held of record;
(ii) an assumption of the exercise by Mr. Bewes of 200,000 Stock Options to acquire 200,000 shares of common stock at $0.50 per share expiring on August 14, 2008; (iii) an assumption of the exercise by Mr. Bewes of 125,000 Stock Options to acquire 125,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iv) an assumption of the exercise by Mr. Bewes of 175,000 Stock Options to acquire 175,000 shares of common stock at $0.15 per share expiring on May 4, 2010; and (v) an assumption of the exercise by Mr. Bewes of 50,000 Stock Options to acquire 50,000 shares of common stock at $0.15 per share expiring on Decmebr 25, 2010. As of the date of this Annual Report, no Stock Options have been exercised.

(5) This figure includes: (i) 50,000 shares of common stock held of record; and
(ii) an assumption of the exercise by Mr. Sasso of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.15 per share expiring on February 5, 2011.

(6) This figure includes: (i) 170,000 shares of Common Stock held of record; and
(ii) an assumption of the exercise by Mr. Bouzaid of 200,000 Stock Options to acquire 200,000 shares of common stock at $0.50 per share expiring on August 14, 2008; (iii) an assumption of the exercise by Mr. Bouzaid of 125,000 Stock Options to acquire 125,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iv) an assumption of the exercise by Mr. Bouzaid of 175,000 Stock Options to acquire 175,000 shares of common stock at $0.15 per share expiring on May 4, 2010; and (v) an assumption of the exercise by Mr. Bouzaid of 50,000 Stock Options to acquire 50,000 shares of common stock at $0.15 per share expiring on December 25, 2010.

(7) This figure includes an assumption of the exercise by Mr. Wasserman of 150,000 Stock Options to acquire 150,000 shares of common stock at $0.15 per share expiring on May 4, 2010.

(8) This figure includes: (i) 8,583,607 shares of common stock held of record;
(ii) an assumption of the exercise of an aggregate of 2,748,333 Warrants to acquire 2,748,333 shares of Common Stock; and (iii) an assumption of the exercise of an aggregate of 2,850,500 Stock Options to acquire 2,850,000 shares of common stock.

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

ITEM 13. Exhibits.

         (a) The following exhibits are filed as part of this Annual Report:

         10.1 2004 Stock Option Plan effective January 1, 2004, incorporated by reference to exhibit 10.2 filed with Form 10-KSB for fiscal year ended December 31, 2004 on April 18, 2005.

         10.2 Investment Agreement dated as of January 13, 2006 by and between Transax International Ltd. and Cornell Capital Partners LP, incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 20, 2006.

         10.3 Investor Registration Rights Agreement dated as of January 13, 2006 by and between Transax International Ltd. and Cornell Capital Partners LP, incorporated by reference to Exhibit 10.2 filed with Form 8-K on January 20, 2006.

         10.4 Certificate of Designation of Series A Convertible Preferred Stock of Transax International Ltd., incorporated by reference to Exhibit 10.3 filed with Form 8-K on January 20, 2006.

         10.5 Warrant dated as of January 13, 2006 issued to Cornell Capital Partners LP, incorporated by reference to Exhibit 10.4 filed with Form 8-K on January 20, 2006.

         10.6 Warrant dated as of January 13, 2006 issued to Cornell Capital Partners LP, incorporated by reference to Exhibit 10.5 filed with Form 8-K on January 20, 2006.

         10.7 Escrow Agreement dated January 13, 2006 by and among Transax International Ltd., Cornell Capital Partners LP and David Gonzales, Esq., incorporated by reference to Exhibit 10.6 filed with Form 8-K on January 20, 2006.

         10.8 Irrevocable Transfer Agent Instructions dated as of January 13, 2006 by and between Transax International Ltd. and Cornell Capital Partners LP, incorporated by reference to Exhibit 10.7 filed with Form 8-K on January 20, 2006.

         10.9 Letter from Cornell Capital Partners LP regarding the surrender of a Promissory Note, incorporated by reference to
                  Exhibit 10.8 filed with Form 8-K on January 20, 2006.

         10.10 Termination Agreement dated as of January 13, 2006 by and between Transax International Ltd. and Cornell Capital Partners LP, incorporated by reference to Exhibit 10.9 filed with Form 8-K on January 20, 2006.

         10.11 Investor Relations Agreement between Transax International Limited and David Sasso dated January 17, 2006, filed herewith.

         10.12 Consulting Agreement between Transax International Limited and Geoff Eiten dated July 15, 2005, filed herewith.

         10.13 Consulting Services Agreement between Transax International Limited and Aiden Capital Management dated March 21, 2005, filed herewith.

         10.14 Consulting Agreement between Transax International Limited and Mirador Consulting Inc. dated January 14, 2005, filed herewith.

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

         32.1     Certifications Under Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

         32.2     Certifications Under Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

ITEM 14. Professional Accountant Fees and Services

AUDIT FEES

During fiscal year ended December 31, 2005, we incurred approximately $43,000 in fees to our principal independent accountant for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

During fiscal year ended December 31, 2005, we did not incur any fees for professional services rendered by our principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing our information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

ALL OTHER FEES

During fiscal year ended December 31, 2005, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSAX INTERNATIONAL LIMITED

Dated: March 31, 2006                   By: /s/ Stephen Walters
                                            -------------------
                                            Stephen Walters,
                                            President/Chief Executive Officer


Dated: March 31, 2006                   By: /s/ Adam Wasserman
                                            ------------------
                                            Adam Wasserman,
                                            Chief Financial Officer

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

 Consolidated Financial Statements:

     Consolidated Balance Sheet..............................................F-3

     Consolidated Statements of Operations and Comprehensive Income..........F-4

     Consolidated Statements of Changes in Stockholders' Deficit.............F-5

     Consolidated Statements of Cash Flows...................................F-6

 Notes to Consolidated Financial Statements..........................F-7 to F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Transax International Limited.

         We have audited the accompanying consolidated balance sheet of Transax International Limited and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, stockholders' deficit, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transax International Limited and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $9.2 million, a working capital deficiency of approximately $2.1 million and a net capital deficiency of approximately $1.5 million at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Moore Stephens, P.C.
                                        Certified Public Accountants
New York, New York
March 24, 2006

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................  $     7,875
  Accounts receivable (Net of allowance for doubtful
   accounts of $0) ...............................................      321,240
  Prepaid expenses and other current assets ......................      165,129
                                                                    -----------

     TOTAL CURRENT ASSETS ........................................      494,244

SOFTWARE DEVELOPMENT COSTS, net ..................................      325,564
PROPERTY AND EQUIPMENT, net ......................................      647,534
DEFERRED DEBT OFFERING COSTS .....................................      200,000
OTHER ASSETS .....................................................        2,400
                                                                    -----------

     TOTAL ASSETS ................................................  $ 1,669,742
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ....................  $    16,289
  Current portion of loan payable ................................      546,742
  Accounts payable and accrued expenses ..........................    1,340,906
  Due to related parties .........................................      228,932
  Loan payable - related party ...................................      233,710
  Convertible loans from related party ...........................      196,621
                                                                    -----------

     TOTAL CURRENT LIABILITIES ...................................    2,563,200

DEBENTURE PAYABLE, NET OF UNAMORTIZED DISCOUNT OF $23,914 ........      226,086
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion ....      395,834
                                                                    -----------

     TOTAL LIABILITIES ...........................................    3,185,120
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
  No shares issued and outstanding ...............................            -
  Common stock $.00001 par value; 100,000,000 shares authorized;
  31,640,949 shares issued and outstanding .......................          316
  Paid-in capital ................................................    7,664,813
  Accumulated deficit ............................................   (9,194,658)
  Other comprehensive income - Cumulative foreign currency
   translation adjustment ........................................       14,151
                                                                    -----------

     TOTAL STOCKHOLDERS' DEFICIT .................................   (1,515,378)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................  $ 1,669,742
                                                                    ===========

              The accompanying notes are an integral part of these
                    audited consolidated financial statements

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                     2005               2004
                                                 ------------      ------------

REVENUES ...................................     $  3,380,150      $  1,199,900
                                                 ------------      ------------

OPERATING EXPENSES:
  Cost of product support services .........        1,620,730           710,393
  Payroll and related benefits .............          414,222           364,465
  Professional fees ........................          130,936           127,374
  Management fees - related parties ........          235,081           338,893
  Investor relations .......................          128,332           108,985
  Depreciation and amortization ............          250,511            56,211
  General & administrative .................          763,722           619,742
                                                 ------------      ------------

     TOTAL OPERATING EXPENSES ..............        3,543,534         2,326,063
                                                 ------------      ------------

LOSS FROM OPERATIONS .......................         (163,384)       (1,126,163)
                                                 ------------      ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ...................          (18,044)           51,095
  Foreign exchange gain (loss) .............           22,735           (20,570)
  Interest expense .........................         (376,726)         (605,661)
  Interest expense - related party .........         (179,303)          (90,956)
                                                 ------------      ------------

     TOTAL OTHER EXPENSES ..................         (551,338)         (666,092)
                                                 ------------      ------------

NET LOSS ...................................         (714,722)       (1,792,255)

OTHER COMPREHENSIVE INCOME  (LOSS):
  Unrealized foreign currency
   translation gain (loss) .................           76,803          (117,328)
                                                 ------------      ------------

COMPREHENSIVE LOSS .........................     $   (637,919)     $ (1,909,583)
                                                 ============      ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED ..........................     $      (0.02)     $      (0.10)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
 - BASIC AND DILUTED .......................       30,008,516        17,879,799
                                                 ============      ============

              The accompanying notes are an integral part of these
                    audited consolidated financial statements

                                          TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          For the Years Ended December 31, 2005 and 2004
                                                                                                      Accumulated      Total
                          Common Stock                                                                   Other      Stockholders'
                       -------------------      Share        Paid-in     Accumulated     Deferred    Comprehensive     Equity
                         Shares     Amount  Subscriptions    Capital       Deficit     Compensation  Income (Loss)    [Deficit]
                       ----------   ------  -------------  -----------   -----------   ------------  -------------  -------------
BALANCE,
DECEMBER 31, 2003 .... 14,029,647   $ 141     $ 421,293    $ 4,590,094   $(6,687,681)    $      -      $  54,676     $(1,621,477)

Issuance of stock for
settlement of share
subscriptions ........  1,168,570      12      (421,293)       421,281             -            -              -               -

Common stock isued for
debt ................. 10,147,881     101             -      1,107,253             -            -              -       1,107,354

Common stock issued
for services .........  2,163,334      21             -        222,979             -            -              -         223,000

Cancellation of
previously issued
shares ...............   (300,000)     (3)            -        (74,997)            -            -              -         (75,000)

Common stock issued in
connection with
financing arrangements  1,327,779      13             -         94,182             -      (94,195)             -               -

Stock options and
warrants granted .....          -       -             -        502,369             -            -              -         502,369

Beneficial conversion           -       -             -         31,250             -            -              -          31,250

Comprehensive Loss:
  Net loss for period           -       -             -              -    (1,792,255)           -              -               -
  Foreign currency
    translation
    adjustments ......          -       -             -              -             -            -       (117,328)              -
  Total comprehensive
    loss .............          -       -             -              -             -            -              -      (1,909,583)
                       ----------   -----     ---------    -----------   -----------     --------      ---------     -----------

BALANCE,
DECEMBER 31, 2004 .... 28,537,211     285             -      6,894,411    (8,479,936)     (94,195)       (62,652)     (1,742,087)

Common stock isued for
debt .................  1,163,738      12             -        145,455             -            -              -         145,467

Common stock issued
for services .........  2,140,000      21             -        306,978             -      (21,333)             -         285,666

Stock warrants granted
upon debt conversion .          -       -             -        129,745             -            -              -         129,745

Cancellation of shares   (200,000)     (2)            -        (21,331)            -       21,333              -               -

Beneficial conversion           -       -             -         93,750             -            -              -          93,750

Reclassification and
recalculation of
deferred offering
costs ................          -       -             -        115,805             -       84,195              -         200,000

Amortization of
deferred compensation           -       -             -              -             -       10,000              -          10,000

Comprehensive Loss:
   Net loss for period          -       -             -              -      (714,722)           -              -               -
   Foreign currency
     translation
     adjustments .....          -       -             -              -             -            -         76,803               -
   Total comprehensive
     loss ............          -       -             -              -             -            -              -        (637,919)
                       ----------   -----     ---------    -----------   -----------     --------      ---------     -----------
BALANCE,
DECEMBER 31, 2005 .... 31,640,949   $ 316     $       -    $ 7,664,813   $(9,194,658)    $      -      $  14,151     $(1,515,378)
                      ===========   =====     =========    ===========   ===========     ========      =========     ===========

                                       The accompanying notes are an integral part of these
                                            audited consolidated financial statements

                                                               F-5

                      TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      For the Year
                                                                     Ended December 31,
                                                                -------------------------
                                                                    2005         2004
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................  $  (714,722)  $(1,792,255)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization ...........................      250,512        56,211
     Amortization of software maintenance costs ..............      153,884        83,829
     Beneficial interest .....................................       93,750        31,250
     Stock-based compensation and consulting .................      295,666       182,900
     Grant of warrants in connection with debt conversion ....      129,745       467,469
     Amortization of deferred debt issuance costs ............       14,348             -

Changes in assets and liabilities:
     Accounts receivable .....................................     (151,042)     (170,198)
     Prepaid expenses and other current assets ...............     (113,582)      (25,916)
     Other assets ............................................       (2,400)            -
     Accounts payable and accrued expenses ...................      217,289       249,393
     Accrued interest payable, related party .................       26,096        92,573
     Accrued interest payable ................................       14,655             -
     Due to related parties ..................................       (2,311)      478,333
     Accounts payable and accrued expenses  - long-term ......        2,769       393,066
                                                                -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ....................      214,657        46,655
                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs .....................     (236,404)     (216,537)
  Acquisition of property and equipment ......................     (425,951)     (195,052)
                                                                -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES ........................     (662,355)     (411,589)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party ................................            -        82,500
  Advances from non-related company ..........................            -       114,000
  Repayment of advances from related party ...................      (35,000)            -
  Repayments under capital lease obligations .................      (75,724)       32,714
  Proceeds from convertible debenture ........................      336,738       125,000
  Proceeds from loan payable .................................      230,594        60,911
  Proceeds from loan - related party .........................       85,000       139,500
  Repayment of from loan - related party .....................      (15,084)            -
                                                                -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ....................      526,524       475,880
                                                                -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................      (75,033)     (117,328)
                                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH ..............................        3,793        (6,382)

CASH, BEGINNING OF YEAR ......................................        4,090        10,472
                                                                -----------   -----------

CASH, END OF YEAR ............................................  $     7,883   $     4,090
                                                                ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .....................................  $    20,188   $    96,000
                                                                ===========   ===========
  Cash paid for income taxes .................................  $         -   $         -
                                                                ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ..........  $   256,717   $ 1,107,354
                                                                ===========   ===========
  Common stock issued for services ...........................  $   295,666   $   182,900
                                                                ===========   ===========
  Grant of common stock warrants in connection debt conversion  $   129,745   $   467,469
                                                                ===========   ===========
  Equipment acquired under capital leases ....................  $         -   $    78,745
                                                                ===========   ===========

                   The accompanying notes are an integral part of these
                         audited consolidated financial statements

                                            F-6

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

         Transax International Limited ("TNSX" or the "Company") (formerly Vega-Atlantic Corporation) was incorporated in the State of Colorado in 1999. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

         On June 19, 2003, as amended on July 22, 2003 and effective August 14, 2003, the Company entered into a Merger Agreement (referred to as the "Agreement" or the "Merger") with Transax Limited ("Transax"), a Colorado private corporation, whereby the Company issued 11,066,207 restricted common shares of the Company in exchange for all of its outstanding shares of Transax. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Transax with the former shareholders of the Company retaining 1,406,710, or approximately 11%, of the outstanding stock. The stockholders' equity section reflects the change in the capital structure of Transax due to the recapitalization.

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

         The Company, primarily through its wholly-owned subsidiary TDS Telecommunication Data Systems Ltda. ("TDS"), is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The MedLink Solution (TM) enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida, and Rio de Janeiro, Brazil.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation

         The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its wholly-owned subsidiaries, Transax Limited, TDS Telecommunication Data Systems Ltda., Transax (Australia) Pty Ltd., and Medlink Technologies, Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Fair Value of Financial Instruments

         The fair value of our cash and cash equivalents, accounts receivable, debenture and loans payable, accounts payable and accrued expenses approximate carrying values due to their short maturities. The fair value of our debt instruments approximate their carrying values based on rates currently available to us.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk (continued)

         The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2005, the allowance for doubtful accounts was $0.

         The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

         The Company had net revenues to 2 major customers during each of the years ended December 31, 2005 and 2004. These revenues accounted for approximately 94%, or $3,100,000 and 91% or $1,100,000 of the total revenues for the years 2005 and 2004, respectively. In 2005, these 2 major customers accounted for 50% and 44% of net revenues, respectively. At December 31, 2005, these 2 major customers accounted for 52% and 40%, respectively, of the total accounts receivable balance outstanding.

         The Company maintains its cash in accounts with major financial institutions in the United States, Australia and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of December 31, 2005, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

Property and Equipment, net

         Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives (approximately 2 - 10 years) of the assets. Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations, while major repairs are capitalized.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

         The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of December 31, 2005, management expects those assets related to its continuing operations to be fully recoverable.

Income Taxes

         The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

         Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

         For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2005, the exchange rate for the Brazilian Real (R$) was $1.00 US for 2.3407 R$.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation (continued)

         Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect the Company's operations. The devaluation or valuation of the Brazilian Real in relation to the U.S. dollar may have significant effects on the Company's consolidated financial statements.

Revenue Recognition

         The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectibility is probable.

         Substantially all of the Company's revenues are derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers. The Company's software or hardware devices containing the Company's software are installed at the healthcare provider's location. The Company offers transaction services to authorize and adjudicate identity of the patient and obtains "real time" approval for any necessary medical procedure from the insurance carrier. The Company's transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed.

Loss per Share

         Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At December 31, 2005, there were options and warrants to purchase 13,726,070 shares of common stock and 1,400,000 shares issuable upon conversion of outstanding debt, which could potentially dilute future earnings per share.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

         Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

                                                     Year ended December 31,
                                                  ---------------------------
                                                      2005            2004
                                                  ----------     ------------
      Net loss as reported ..................     $ (714,722)    $ (1,792,255)
      Add: total stock-based employee
      compensation expense determined under
      fair value based method, net of related
      tax effect ............................       (156,786)        (109,568)
                                                  ----------     ------------

      Pro forma net loss ....................     $ (871,508)    $ (1,901,823)
                                                  ==========     ============

        Basic loss per share:
            As reported .....................     $     (.02)    $       (.10)
                                                  ==========     ============
            Pro forma .......................     $     (.03)    $       (.11)
                                                  ==========     ============

         The valuation of the option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 2005: expected volatility of 205% to 218%; risk free interest rate ranging from 3.25% to 3.75%; expected life of 2-5 years and annual dividend rate of 0%.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

         Advertising costs are expensed when incurred. For the years ended December 31, 2005 and 2004, advertising expense was not material.

Comprehensive Loss

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Other comprehensive loss, which currently includes only foreign currency translation adjustments, is shown net of tax in the Statement of Changes in Stockholders' Deficit.

Recent accounting pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize, in the statement of operations, the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Company on January 1, 2006. The Company believes the adoption of this pronouncement may have a material impact on its financial statements.

         In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this pronouncement will have a material effect on its financial statements.

Reclassifications

         Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:


         Computer Equipment .........................      $   916,208
         Software ...................................          196,338
         Office Furniture and Equipment .............           15,068
         Vehicle ....................................           24,345
         Other ......................................           14,020
                                                           -----------
                                                             1,165,979
         Accumulated Depreciation ...................         (518,445)
                                                           -----------

                                                           $   647,534
                                                           ===========

         For the years ended December 31, 2005 and 2004, depreciation expense amounted to approximately $250,000 and $56,000, respectively.

NOTE 3 - GOING CONCERN

         Since inception, the Company has incurred cumulative net losses of $9,194,658 has a stockholders' deficit of $1,515,378 at December 31, 2005 and has a working capital deficit of $2,068,956. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. In January 2006, the Company entered into an investment agreement to sell 16,000 shares of its preferred stock for approximately $1,600,000. As of the filing of these financial statements 8,000 of the preferred shares have been sold (see Note 13). Additionally, under the current roll out schedules with its clients, the Company expects to continue to increase its revenues during 2006. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

         Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2005, these deficiencies (including interest and fines) amounted to approximately $732,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.

         As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

         The Company established the technological feasibility of its MedLink Solutions in the year ended December 31, 2002. Therefore, from Inception to December 31, 2002, all costs incurred in establishing the technological feasibility of the MedLink Solutions were charged to expense when incurred, as required by SFAS No. 2, "Accounting for Research and Development Costs."

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

         For the years ended December 31, 2005 and 2004, amortization of development costs amounted to approximately $154,000 and $84,000, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable - Related Party
-----------------------------------------

         At December 31, 2004, the Company had loans payable for $200,000 and $100,000 to a related party whose officer is an officer of the Company. The interest rate of the loan is 12% per annum compounded monthly

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable - Related Party (continued)
-----------------------------------------------------

         On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $200,000 of principal due under the convertible loans is due on March 31, 2007 and is convertible into the Company's common stock at $0.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $0.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date.

         On June 28, 2005, the holder of the notes partially exercised the conversion feature. Accordingly, the Company issued 400,000 shares and 400,000 warrants to purchase common stock of the Company at $0.25 per share for the conversion of principal balance of $50,000. The Company also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans. The fair value of these warrant grants were estimated at $0.078 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, for the year ended December 31, 2005, the Company recorded interest expense of $31,200.

         On September 30, 2005, the holder of the notes partially exercised the conversion feature. Accordingly, the Company issued 600,000 shares and 600,000 warrants to purchase common stock of the Company for the conversion of principal balance of $75,000. The Company also issued 77,968 shares of common stock to settle $9,746 in interest due on these loans. The fair value of these warrant grants were estimated at $0.164 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, for the year ended December 31, 2005, the Company recorded interest expense of $98,545.

         On December 31, 2005, the Company issued 50,000 shares of common stock to settle $6,250 in interest due on these loans.

         At December 31, 2005, interest due on these two loans amounted to $21,621 and the aggregate principal amount due is $175,000. During the year ended December 31, 2005 and 2004, the Company incurred $160,377 (including the fair value of warrants granted upon conversion of $129,745) and $114,200 (including the fair value of warrants granted upon conversion of $65,849), respectively, in interest expense related to these two loans. In 2005, the Company did not incur beneficial conversion charges on these convertible loans because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties
----------------------

         As of January 1, 2004 the Company had approximately $188,400 of advances payable and accrued interest due to a related party whose officer is an officer of the Company. During the year ended December 31, 2004, this related party advanced the Company an additional $82,500, for working capital purposes. These advances accrue interest at 1% per month (12% per annum). For the years ended December 31, 2005 and 2004, the Company accrued $2,509 and $31,134 of interest, respectively, related to these advances. On September 29, 2004, the Company issued 374,848 shares of common stock to settle $28,114 in interest due to this related party. On December 30, 2004, the Company issued 1,633,333 shares of common stock and 1,633,333 warrants to purchase 1,633,333 shares of common stock at $0.30 per share to settle debt of $245,000 and 53,575 shares of common stock for the settlement of related interest of $8,036. The fair value of this warrant grant was estimated at $0.096 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, for the year ended December 31, 2004, the Company recorded interest expense of $193,842.

         At December 31, 2005, advances and interest due amounting to $23,414 are included in due to related parties on the accompanying balance sheet.

         For each of the years ended December 31, 2005 and 2004, the Company incurred $190,000 and $165,000, respectively, in management fees to an officer/director of the Company, including an accrual of a bonus in 2005 and 2004 of $25,000 and $33,000, respectively, which were approved by the board of directors. On December 30, 2004, the Company issued 500,000 shares of common stock at $0.15 per share to this officer/director for settlement of $75,000 of this debt. On March 28, 2005, the Company issued 400,000 shares of common stock at $0.126 per share, or $50,000, to this officer/director as payment for management services rendered. The fair market value of these shares was based on the average price of the Company's shares traded between March 14 and March 27, 2005. On June 28, 2005, the Company issued 300,000 shares of common stock at $0.11 per share, or $33,000, to this officer/director as payment for management services rendered. The fair market value of these shares was based on the average price of the Company's shares traded between June 14 and June 27, 2005. On September 27, 2005, the Company issued 200,000 shares of common stock at $0.17 per share, or $34,000, to this officer/director for management services rendered. The fair market value of these shares was based on the average price of the Company's shares traded between August 29 and September 26, 2005. On December 26, 2005, the Company issued 300,000 shares of common stock at $0.15 per share, or $45,000, to this officer/director for management services rendered. The fair market value of these shares was based on the average price of the Company's shares traded between December 1 and December 26, 2005. At December 31, 2005, $177,799 in management fees and other expenses were outstanding to this officer/director and are included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties (continued)
----------------------------------

         For the years ended December 31, 2005 and 2004, the Company incurred approximately $6,000 and $25,600 in consulting fees, respectively, to a company whose director is a director of the Company. On December 30, 2004, the Company issued 233,333 shares of common stock at $0.15 per share to this officer/director for settlement of $35,000 of this debt. At December 31, 2005, $10,570 in management fees was outstanding to this officer/director and is included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

         For the years ended December 31, 2004, the Company incurred $62,535 in management fees to a company whose officer is an officer of the operating subsidiary of the Company.

         For the years ended December 31, 2005, the Company incurred $40,616 in accounting fees to a company whose officer is an officer of the Company. At December 31, 2005, $17,149 in accounting fees were outstanding to this officer and are included in due to related parties on the accompanying balance sheet.

Loans Payable - Related Party
-----------------------------

         On March 5, 2004, the Company borrowed Euro 115,000 ($136,206 at December 31, 2005) from an officer of the Company for working capital purposes. The loan accrues 0.8% compounded interest per month, is repayable quarterly in arrears and had an initial term of twelve months. . The officer agreed to extend this loan for an additional twelve months until March 2006. The due date of this loan is currently being negotiated. Additionally, during 2005, the Company borrowed $85,000 from this officer, which was repaid in 2006. This loan accrues interest at 9.6% per annum and is payable on demand. For the years ended December 31, 2005 and 2004, the Company incurred $16,417 and $11,471, respectively, in interest related to these loans. At December 31, 2005, $12,504 in interest was accrued on these loans and the aggregate principal amount due is $221,206 and is included in loan payable - related party on the accompanying balance sheet.

NOTE 6 - FINANCING ARRANGEMENTS

Loans Payable
-------------

         On October 25, 2004, the Company and Cornell Capital Partners ("Cornell") entered into a Securities Purchase Agreement, pursuant to which Cornell Capital Partners purchased two 5% secured convertible debentures. The initial convertible debenture in the original principal amount of $125,000 was dated October 25, 2004 and the second convertible debenture in the original principal amount of $125,000 was dated January 4, 2005 (collectively, the "Original Debentures"). In connection with the terms of the original debentures, for the year ended December 31, 2005, the Company recorded a beneficial conversion amount of $31,250 as interest expense since the debentures were immediately convertible. On May 17, 2005, the Company and Cornell Capital Partners entered into a $255,237 Promissory Note (the "Note"), whereby the Original Debentures were terminated.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Loans Payable (continued)
-------------------------

         This Note represents the outstanding principal balance of $250,000 on the Original Debentures, plus accrued but unpaid interest through April 30, 2005 equal to $5,237 for a total principal balance due at December 31, 2005 of $255,237. The Note bears interest at a rate of 12% per annum and is secured by stock pledged by certain shareholders of the Company. In January 2006, this Note was cancelled (see Note 13).

         The Company's subsidiary, TDS, has several loans with financials institutions. The loans require monthly installments, bear interest at rate ranging from 30% to 71% per annum, are secured by certain receivables and assets of TDS, and are due through December 2006. At December 31, 2005 loans payable to these financial institutions aggregated $291,505.

Standby Equity Distribution Agreement
-------------------------------------

         On October 25, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company could, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5.0 million. On May 17, 2005, the Company entered into a Termination Agreement with Cornell, whereby the Standby Equity Distribution Agreement, dated October 25, 2004, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement were terminated.

         Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell on May 17, 2005. On January 13, 2006 (see Note 13), the Company entered into a Termination Agreement with Cornell (the "SEDA Termination Agreement") pursuant to which the Parties terminated the Standby Equity Distribution Agreement, the Registration Rights Agreement and the Placement Agent Agreement, each dated as of May 17, 2005. In connection with the Standby Equity Distribution Agreement, in December 2004, the Company issued to Cornell 1,202,779 shares of the Company's Common Stock (the "Investor's Shares") and in connection with the Placement Agent Agreement, the Company issued to Monitor Capital, Inc., as Placement Agent, 125,000 shares of the Company's Common Stock (the "Placement Agent's Shares"). In December 2004, the Company valued the common shares issued to Cornell at the fair market value on the dates of grant or $0.1664 per share, or $200,000, based on the quoted trading price for the stock. At December 31, 2005, the commitment fee was deemed to be a deferred offering cost on the accompanying balance sheet. Pursuant to the SEDA Termination Agreement, Cornell shall retain 600,889 of the Investor's Shares and return the other 601,890 of the Investor's Shares to the Company to be cancelled. Monitor Capital, Inc. shall retain 62,500 of the Placement Agent's Shares and return the other 62,500 of the Placement's Agent's Shares to the Company to be cancelled.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Debenture Payable
-----------------

         On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship (the "Investor"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. In April 2005, Company recorded a beneficial conversion amount of $62,500 as interest expense since the debentures were immediately convertible. Additionally, the Company paid fees of $38,262 in connection with this debenture. These fees were treated as a discount on the convertible debenture and are being amortized over the debenture term. Amortization expense for the year ended December 31, 2005 was $14,348 and is included in interest expense.

         The convertible debenture liability is as follows at December 31, 2005:


         Convertible debentures payable .................    $ 250,000
         Less: unamortized discount on debentures .......      (23,914)
                                                             ---------

         Convertible debentures, net ....................    $ 226,086
                                                             =========

NOTE 7 - ADVANCES PAYABLE

         As of January 1, 2004 the Company had approximately $152,600 of advances payable and accrued interest outstanding to a non-related company and individual. During the year ended December 31, 2004, the Company received $114,000 in cash advances from this non-related party, accrued interest payable of $15,391, and recorded capitalized development costs of $37,500. The advances accrued interest at 1% per month (12% per annum). In February 2004, the Company issued 300,000 shares of its common stock for the settlement of $37,500 of advances payable and $37,500 of accrued expenses to this non-related company. On September 29, 2004, the Company issued 1,715,000 units and 286,200 shares of common stock to settle $128,625 in advances and $21,465 in interest, respectively, due to this non-related party. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 until September 29, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 7 - ADVANCES PAYABLE (CONTINUED)

         The fair value of this warrant grant was estimated at $0.096 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, for the year ended December 31, 2004, the Company recorded interest expense of $164,262.

         On December 30, 2004, the Company issued 366,667 units and 29,333 shares of common stock to settle $55,000 in advances and $4,400 in interest due to this non-related company and individual. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.30 until December 30, 2006. The fair value of this warrant grant was estimated at $0.096 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, for the year ended December 31, 2004, the Company recorded interest expense of $43,516. As at December 31, 2004, advances payable amounted to $35,000, which was repaid in 2005.

NOTE 8 - INCOME TAXES

         As of December 31, 2005, the Company had approximately $3,800,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which, if not utilized, begin expiring in 2011. In addition, the Company has approximately $4,097,000 of foreign net operating loss carryforwards related to the Company's Brazilian subsidiary. Current Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to 30% of taxable profits. Transax files its income tax return on a consolidated company basis with TNSX, its legal parent, as U.S. tax rules prohibit the consolidation of its foreign subsidiaries.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 8 - INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2005 and 2004.

         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2005 and 2004 as follows:

                                                   2005         2004
                                                ---------    ---------

         Computed "expected" tax benefit ....   $ (59,700)   $(636,000)
         State income taxes benefit .........      (7,800)     (44,000)
         Other ..............................           -      (75,000)
         Change in valuation allowance ......      67,500      755,000
                                                ---------    ---------

                                                $       -    $       -
                                                =========    =========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

         Deferred tax assets:
         Net operating loss carry forward ...........      $ 2,668,000
                                                           -----------

         Total gross deferred tax assets ............        2,668,000

         Less valuation allowance ...................      (2,668,000)
                                                           -----------

         Net deferred tax assets ....................      $         -
                                                           ===========

         The valuation allowance at December 31, 2005 was $2,668,000. The increase during 2005 was approximately $676,500.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 9 - FOREIGN OPERATIONS

         The Company identifies its operating segments based on its business activities and geographical locations. The Company operates within a single operating segment, being a provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company operates in the United States, Brazil, Australia and Mauritius, and has a registered mailing address in Singapore. Substantially all of the Company's assets are located in Brazil.

                                                   Year ended December 31,
                                                  -------------------------
                                                      2005         2004
                                                  -----------   -----------
         Net revenues to unaffiliated customers:
                 Brazil ........................  $ 3,380,150   $ 1,199,900
                                                  -----------   -----------
         Operating Expenses:
                 Brazil ........................    2,707,410     1,420,343
                 USA ...........................      758,543       831,603
                 Australia .....................       12,257        32,429
                 Mauritius .....................       65,324        41,688
                                                  -----------   -----------
                                                    3,543,534     2,326,063
                                                  -----------   -----------
         Loss from operations ..................     (163,384)   (1,126,163)
                                                  -----------   -----------
         Other income (expenses):
                 Brazil ........................     (301,748)      (90,249)
                 USA ...........................     (257,001)     (572,602)
                 Australia .....................        7,411        (3,241)
                                                  -----------   -----------
                                                     (551,338)     (666,092)
                                                  -----------   -----------
         Net loss as reported ..................  $  (714,722)  $(1,792,255)
                                                  -----------   -----------

NOTE 10 - STOCKHOLDERS' DEFICIT

Common Stock
------------

         On January 26, 2004, the Company issued 300,000 shares of restricted common stock for services rendered, for net value of $75,000. On May 5, 2004, the Company returned to treasury 300,000 restricted shares that had been issued for services rendered on January 26, 2004. The shares were returned for non-performance and the expense was reversed during the year ended December 31, 2004.

         On February 12, 2004, the Company issued 300,000 shares of common stock for options exercised, for net proceeds of $75,000. The proceeds were utilized for the settlement of advances payable.

         On June 11, 2004, the Company issued 150,000 shares of common stock to a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant, or $0.25 per share, based on the quoted trading price and recorded consulting expense of $37,500.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         On July 26, 2004, in connection with the exercise of stock options, the Company issued 600,000 shares to consultants for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company recorded consulting expense of $36,000 based on the exercise price of the stock options granted ($0.06 per share).

         On August 12, 2004, the Company issued 600,000 shares of common stock to a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant, or $0.06 per share, based on the quoted trading price and recorded investor relation expense of $36,000.

         On September 29, 2004, the Company issued 374,848 shares of common stock to settle approximately $28,100 in interest due to a related party in relation to cash advances.

         On September 29, 2004, the Company issued 346,667 shares of common stock to a company related to an officer of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant, or $0.075 per share, based on the quoted trading price and recorded consulting expense of $26,000.

         On September 29, 2004, the Company issued 1,687,500 shares of common stock to settle $135,000 of debt owed to a related party.

         On September 29, 2004, the Company granted 1,715,000 units to settle $128,625 in cash advances. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 per share until September 29, 2009.

         On September 29, 2004, 2004, the Company issued 166,667 shares of common stock to a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant, or $0.075 per share, based on the quoted trading price and recorded consulting expense of $12,500.

         On September 29, 2004, the Company issued 286,200 shares of common stock to settle $21,465 in interest due in relation to cash advances.

         On September 29, 2004, the Company issued 562,500 shares of common stock to settle $45,000 of debt.

         On September 29, 2004, the Company granted 687,500 units upon conversion of $55,000 of a convertible loan to a related party. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.20 per share until September 29, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         On September 29, 2004, the Company issued 871,425 shares of common stock to settle $69,714 in interest due to a related party in relation to a convertible loan.

         On October 25, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company could, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5.0 million. On May 17, 2005, the Company entered into its first Termination Agreement with Cornell, whereby the Standby Equity Distribution Agreement, dated October 25, 2004, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow agreement were terminated. Upon execution of this Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell on May 17, 2005. On January 13, 2006 (see Note 13), the Company entered into a new Termination Agreement with Cornell (the "SEDA Termination Agreement") pursuant to which the Parties terminated the Standby Equity Distribution Agreement, the Registration Rights Agreement and the Placement Agent Agreement, each dated as of May 17, 2005. In connection with the Standby Equity Distribution Agreement, in December 2004, the Company issued to Cornell 1,202,779 shares of the Company's Common Stock (the "Investor's Shares") and in connection with the Placement Agent Agreement, the Company issued to Monitor Capital, Inc., as Placement Agent, 125,000 shares of the Company's Common Stock (the "Placement Agent's Shares"). In December 2004, the Company valued the common shares issued to Cornell at their initial fair market value on the dates of grant at $0.07 per share, or $84,195, based on the quoted trading price for the stock. These shares were revalued in October 2005 to $0.166 per share, or $200,000. At December 31, 2005, the commitment fee of $200,000 was deemed to be a deferred offering cost on the accompanying balance sheet. Subsequent to December 31, 2005, pursuant to the SEDA Termination Agreement, Cornell shall retain 600,889 of the Investor's Shares and return the other 601,890 of the Investor's Shares to the Company to be cancelled.

         In October 2004, the Company issued 125,000 shares of common stock to Monitor Capital, Inc. (Monitor), an unaffiliated registered broker-dealer that had been retained by the Company in connection with the terminated Standby Equity Distribution Agreement. In connection with the issuance of these shares, the Company valued these common shares at the fair market value on the date of grant at $0.08 per share, or $10,000, based on the quoted trading price and recorded deferred compensation in this amount which was to be amortized over the equity funding commitment period of 24 months or less if funded earlier. In 2005, in connection with the termination of the Standby Equity Distribution Agreement, the Company amortized the previously recorded deferred compensation and recorded consulting expense of $10,000. Subsequent to December 31, 2005, in connection with a SEDA Termination Agreement, Monitor shall retain 62,500 of these Placement Agent's Shares and return the other 62,500 of the Placement's Agent's Shares to the Company to be cancelled.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2004

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         On December 30, 2004, the Company granted 2,000,000 units for conversion of $300,000 of loans payable to unrelated parties. Each unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional share of the Company's common stock at $0.30 per share until December 30, 2006. Additionally, in connection with these loans, the Company issued 82,908 common shares as settlement of accrued interest payable amounting to $12,436

         On December 30, 2004, the Company issued 1,580,000 shares of common stock to settle $237,000 in amounts due to related parties.

         On January 14, 2005, the Company entered into a six-month consulting contract for business development services. In connection with the agreement, the Company issued 400,000 shares of common stock. On May 10, 2005, the Company cancelled this contract and cancelled 200,000 shares that were due on this contract pursuant to the terms of the contract. The Company valued these common shares at the fair market value on the date of grant at $0.16 per share based on the quoted trading price and recorded stock-based consulting expense of $42,667 through the date of cancellation.

         On January 14, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 100,000 shares of common stock. The Company valued these common shares at the fair market value on the date of grant at $0.16 per share based on the quoted trading price and recorded stock-based consulting expense of $16,000.

         On March 21, 2005, the Company entered into a consulting contract for business development services. In connection with the agreement, the Company issued 150,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant at $0.14 per share or $21,000 based on the quoted trading price and recorded stock-based consulting expense of $21,000.

         On March 28, 2005, the Company issued 400,000 shares of common stock for services rendered of $50,500 to an officer/director of the Company. The Company valued these common shares at the fair market value on the date of grant at $0.126 per share. On June 28, 2005, the Company issued 300,000 shares of common stock at $0.11 per share, the fair market value on the date of grant, to an officer/director for management services rendered of $33,000. On September 27, 2005, the Company issued 200,000 shares of common stock at $0.17 per share, or $34,000, the average fair market value on the date of grant, to an officer/director for management services rendered. On December 26, 2005, the Company issued 300,000 shares of common stock at $0.15 per share, or $45,000, the average fair market value on the date of grant, to an officer/director for management services rendered. (See note 5).

         On June 28, 2005, the holder of the related party loans exercised the conversion feature. Accordingly, the Company issued 400,000 shares at the conversion price of $0.125 per share and 400,000 warrants to purchase common stock of the Company at $0.25 per share (see note 5) for the conversion of principal balance of $50,000. The Company also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         On July 15, 2005, the Company entered into a six month consulting contract for public relations services. For services rendered, the Company shall pay $5,000 per month payable in cash and/or free-trading common stock. In connection with this agreement, the Company issued 200,000 shares of common stock. The Company valued these common shares at the fair market value on the date of grant at $0.15 per share, or $30,000, based on the quoted trading price and recorded stock-based consulting expense of $30,000.

         On September 30, 2005, the holder of the related party loans (see note
5) exercised the conversion feature. Accordingly, the Company issued 600,000 shares at the conversion price of $0.125 per share and 600,000 warrants to purchase common stock of the Company at $0.25 per share for the conversion of principal balance of $75,000. The Company also issued 77,968 shares of common stock to settle $9,746 in interest due on these loans.

         On December 8, 2005, the Company issued 50,000 shares of common stock for investor relations services rendered. The Company valued these common shares at the fair market value on the dates of grant of $0.15 per share, or $7,500, based on the quoted trading price and recorded investor relations fees of $7,500.

         On December 26, 2005, the Company issued 40,000 shares of common stock to a director for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $0.15 per share, or $6,000, based on the quoted trading price and recorded compensation expense of $6,000.

         On December 31, 2005, the Company issued 50,000 shares of common stock to a related party to settle $6,250 of interest due on related party debt.

Stock Options
-------------

         On November 28, 2004, the Company adopted a 2004 Incentive Stock Option Plan (the "Plan"). The Plan provides options to be granted, exercisable for a maximum of 2,500,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee.

         On July 26, 2004, the Company granted options to purchase 600,000 shares of stock to a consultant for serviced rendered. The options expire on August 14, 2008 and are exercisable at $0.06 per share, which was the fair market value of the common stock at the grant date. These options were valued using the Black-Scholes pricing method at a fair value of $0.058 per option. Accordingly, the Company recorded stock-based consulting expense of $34,900.

         On December 31, 2004, the Company granted options to purchase 750,000 shares of common stock to certain employees of the Company with an exercise price of $0.20 per share. The exercise price on the date of grant exceeded the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options expire on December 30, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         On May 5, 2005, the Company granted options to purchase an aggregate of 1,000,000 shares of common stock to employees, officers and directors of the Company. The options are exercisable at $0.15 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on May 5, 2010.

         On December 26, 2005, the Company granted options to purchase an aggregate of 200,000 shares of common stock to an officer and directors of the Company. The options are exercisable at $0.15 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on December 25, 2010.

         A summary of the status of the Company's outstanding stock options as of December 31, 2005 and 2004 and changes during the years then ended is as follows:
                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                     Shares       Price
                                                   ----------    --------
         Outstanding at December 31, 2003 ......    2,725,000    $   0.43
         Granted ...............................    1,350,000        0.14
         Exercised .............................   (1,050,000)      (0.14)
         Cancelled .............................     (600,000)      (0.50)
                                                   ----------    --------
         Outstanding at December 31, 2004 ......    2,425,000        0.41
         Granted ...............................    1,200,000        0.15
         Exercised .............................            -        -
         Forfeited .............................     (400,000)      (0.39)
                                                   ----------    --------

         Outstanding at December 31, 2005 ......    3,225,000    $   0.31
                                                   ==========    ========

         Options exercisable at end of year ....    3,225,000    $   0.31
                                                   ==========    ========

                                                      2005         2004
         Weighted-average fair value of ........   ----------    --------
          options granted during the year ......   $     0.15    $   0.14

         The following information applies to options outstanding at December 31, 2005:
                              Options Outstanding         Options Exercisable
                         ----------------------------    ---------------------
                         Weighted Average    Weighted                 Weighted
Range of                    Remaining        Average                  Average
Exercise                   Contractual       Exercise                 Exercise
 Prices      Shares        Life (Years)       Price        Shares      Price
--------    ---------    ----------------    --------    ---------    --------
 $0.50      1,425,000          3.37           $ 0.50     1,425,000     $ 0.50
 $0.20        600,000          4.75           $ 0.20       600,000     $ 0.20
 $0.15      1,200,000          4.65           $ 0.15     1,200,000     $ 0.15

         The exercise price of all options granted by the Company equals or exceeded the market price at the date of grant. Accordingly, no compensation expense has been recognized on options granted to employees and directors.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

Warrants
--------

         On September 29, 2004, in connection with a conversion of debt, the Company granted 2,402,500 warrants to purchase 2,402,500 shares of common stock at $0.20 per share. The warrants expire on September 29, 2009. The fair value of this warrant grant was estimated at $0.096 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded interest expense of $230,111 for the year ended December 31, 2004.

         On December 31, 2004, in connection with a conversion of debt, the Company granted 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.30 per share. The warrants expire on December 30, 2006. The fair value of this warrant grant was estimated at $0.118 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded interest expense of $237,358 for the year ended December 31, 2004.

         In 2005, in connection with a conversion of debt, the Company granted 1,000,000 warrants to purchase 1,000,000 shares of common stock at $0.25 per share. Of the 1,000,000 warrants, 400,000 expire on June 28, 2007 and 600,000 expire on September 30, 2007. The fair value of these warrant grants was estimated on the date of grant using the Black-Scholes option-pricing model (see note 5). In connection with these warrants, the Company recorded interest expense of $129,745 for the year ended December 31, 2005.

         A summary of the status of the Company's outstanding stock warrants as of December 31, 2005 and 2004 and changes during the years is as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                     Shares       Price
                                                   ----------    --------
         Outstanding at December 31, 2003 ......    4,748,570    $   0.95
         Granted ...............................    4,402,500        0.25
         Forfeited .............................      (50,000)      (1.50)
                                                   ----------    --------
         Outstanding at December 31, 2004 ......    9,101,070        1.00
         Granted ...............................    1,000,000        0.25
         Exercised .............................            -           -
         Forfeited .............................     (598,570)      (0.69)
                                                   ----------    --------

         Outstanding at December 31, 2005 ......    9,502,500    $   0.57
                                                   ==========    ========

         Warrants exercisable at end of year ...    9,502,500    $   0.57
                                                   ==========    ========

                                                      2005         2004
                                                   ----------    --------
         Weighted-average fair value of
          warrants granted during the year .....   $     0.25    $   0.25

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         The following information applies to all warrants outstanding at December 31, 2005:

                             Warrants Outstanding        Warrants Exercisable
                         ----------------------------    ---------------------
                         Weighted Average    Weighted                 Weighted
Range of                    Remaining        Average                  Average
Exercise                   Contractual       Exercise                 Exercise
 Prices      Shares        Life (Years)       Price        Shares      Price
--------    ---------    ----------------    --------    ---------    --------
 $1.00      4,100,000          2.62           $ 1.00     4,100,000     $ 1.00
 $0.30      2,000,000          1.00           $ 0.30     2,000,000     $ 0.30
 $0.20      2,402,500          3.75           $ 0.20     2,402,500     $ 0.20
 $0.25      1,000,000          1.65           $ 0.25     1,000,000     $ 0.25

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Rent

         The Company has an operating lease for rental of office space in Brazil, renewable on an annual basis. Additionally, the Company leases office space in Miami, Florida and Singapore, on a month-to-month basis. Rent expense amounted to approximately $104,045 and $62,300 and is classified as part of general and administrative expenses in the statement of operations for each of the years ended December 31 2005 and 2004, respectively.

Accrued Taxes and Social Contribution

         Since fiscal year 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2005, these deficiencies, plus interest and fines, amounted to approximately $732,000. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During fiscal years 2005 and 2004, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security ("INSS") taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. At December 31, 2005, $297,218 of the Company's INSS taxes are to be repaid over periods from 20-50 months. The payment program requires the Company to pay a monthly fixed amount of approximately $9,000 During February 2006, the Company entered into a payment program for $30,000 of other taxes due that will be repaid over a period of 60 months. Discussions are currently ongoing for the Company to enter into similar payment plans for the remaining tax liabilities. The Company made the first payment as per the plan in April 2004 and have continued to make the required payments. However, there is no certainty that the Brazilian authorities will enter into a similar plan in the future.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Accrued Taxes and Social Contribution (continued)

Future payments due to the Brazilian authorities are follows:

         2006     $549,700
         2007       72,300
         2008       71,300
         2009       32,500
         2010        6,100

The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

Leases

         The Company acquired Point-of-Sale terminals and computer equipment under capital leases. The minimum lease payments under these capital leases are $16,289, are due in 2006, and are included in current liabilities at December 31, 2005.

NOTE 12 - LITIGATION

         An action has been brought against the Company by its former stock transfer agent who alleges, among other items, that the Company breached its contract with the transfer agent. The Company has filed an answer to the action and a portion of the action has been dismissed by the court. A trial date has been set for May 22, 2006. While the result of litigation is difficult to predict, counsel has advised the Company that the likelihood of sustaining any significant damages at trial is minimal. An accrual of $50,000 was recorded at December 31, 2004.

NOTE 13 - SUBSEQUENT EVENTS

         On January 13, 2006, the Company entered into an Investment Agreement with Cornell Capital Partners, LP ("Cornell") and together with the Company, (the "Parties"), pursuant to which the Company shall sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of the Company's common stock, par value $.00001 per share (the "Common Stock") for a total price of up to $1,600,000. The Series A Preferred Shares are senior to all Common Stock and any other series of preferred stock of the Company. The holders of Series A Preferred Shares are entitled to receive dividends or distributions on a pro rata basis in the amount of seven (7) percent per year. Each share of Series A Preferred Shares can be converted into shares of the Company's Common Stock equal to the sum of the Liquidation Amount, defined as an amount equal to $100 per share of Series A Preferred Shares, plus accrued but unpaid dividends thereon, divided by the Conversion Price. The Conversion Price is defined to be equal to the lower of
(i) $0.192 or (ii) 80% of the lowest daily volume weighted average price of the Company's Common Stock, as determined by price quotations from Bloomberg, LP, during the ten (10) trading days immediately preceding the date of conversion.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

         Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 of new funding. The purchase of the additional 8,000 Series A Preferred Shares, at the purchase price of $800,000, shall close two (2) business days prior to the date that a registration statement is filed with the United States Securities and Exchange Commission

         In connection with the sale of the Series A Preferred Shares, on January 13, 2006, the Parties agreed that Cornell Capital Partners would surrender the Promissory Note issued by the Company to Cornell on May 17, 2005, in the principal amount of $255,237, in exchange for $255,237 of Series A Preferred Shares. As of January 13, 2006, the full amount outstanding under the Promissory Note was $255,237, plus accrued and unpaid interest of $0. As a result of the Parties' agreement, the Promissory Note was retired and canceled. The Parties also agreed to terminate the Securities Purchase Agreement and the Investor Registration Rights Agreement, each dated as of October 25, 2004, as well as the Pledge and Escrow Agreements, each dated as of October 21, 2004, that were entered into by the Parties in connection with the issuance of the Promissory Note.

         On January 13, 2006, the Company also issued to Cornell warrants to purchase up to 5,000,000 shares of Common stock. The first warrant issued to Cornell for 2,500,000 shares of Common Stock at an exercise price of $0.30 per share, shall terminate after the five (5) year anniversary of the date of issuance. The second warrant issued to Cornell was for 2,500,000 shares of Common Stock at an exercise price of $0.20 per share, and shall terminate after the five (5) year anniversary of the date of issuance.

         THE PREFERRED STOCK AND RELATED ITEMS WILL BE RECORDED IN FISCAL 2006 IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPALS. THIS MAY REQUIRE SOME PORTION TO BE RECORDED OUTSIDE OF PERMANENT EQUITY.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

         On January 13, 2006, the Company entered into a Termination Agreement with Cornell, (the "SEDA Termination Agreement") pursuant to which the Parties terminated the Standby Equity Distribution Agreement, the Registration Rights Agreement and the Placement Agent Agreement, each dated as of May 17, 2005. In connection with the Standby Equity Distribution Agreement, the Company issued to Cornell 1,202,779 shares of the Company's Common Stock (the "Investor's Shares") and in connection with the Placement Agent Agreement, the Company issued to Monitor Capital, Inc., as Placement Agent, 125,000 shares of the Company's Common Stock (the "Placement Agent's Shares"). Pursuant to the SEDA Termination Agreement, Cornell retained 600,889 of the Investor's Shares and returned the other 601,890 of the Investor's Shares to the Company to be cancelled. Monitor Capital, Inc. retained 62,500 of the Placement Agent's Shares and returned the other 62,500 of the Placement's Agent's Shares to the Company to be cancelled.

         On January 26, 2006, the Company's Board of Directors , pursuant to written unanimous consent, appointed David Sasso as the Vice President of Investor Relations and Corporate Communications of the Company effective January 26, 2006. On February 6, 2006, the Company granted Mr. Sasso 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded stock-based compensation expense of $12,834.

         On February 1, 2006, the Company and the debenture holder (See Note 6 - Debenture Payable) mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. The Company agreed to register 3,571,429 shares of its common stock underlying the conversion of the Debentures and the exercise of the warrant not later than 30 days after the Company files its annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The fair value of this warrant grant was estimated at $46,650 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded interest expense of $46,650.

         On February 1, 2006, the Company's board of directors passed a resolution allowing the Company enter into a consulting agreement with Steve Nichols for business development services in New Zealand and granted Mr. Nichols 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $13,331 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense, which will be amortized over the contract period.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

         On March 20, 2006, the Company entered into a one-year consulting contract for business development services. In connection with the agreement, the Company issued 900,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.11 per share based on the quoted trading price and recorded deferred consulting expense of $99,000 to be amortized over the service period. In addition, the Company granted a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant has a term expiring January 31, 2009. 1,000,000 of the warrants are exercisable at $0.20 per share and 1,000,000 of the warrants are exercisable at $0.25 per share. The fair value of this warrant grant was estimated at $212,345 or $.106 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense, which will be amortized over the contract period.

Registration Rights Agreement
-----------------------------

         Subject to the terms and conditions of an Investor Registration Rights Agreement, the Company shall prepare and file, no later than the earlier of 30 days from the date the Company files its Form 10-KSB for the year end December 31, 2005 or the date that such filing is due (the "Scheduled Filing Deadline"), with the SEC, a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by the Investor of the underlying common stock and warrants, including at least 25,000,000 shares underlying the Series A Preferred Shares and 5,000,000 Warrant Shares. The Company shall cause the Registration Statement to remain effective until all of the Registerable Securities have been sold.

         The Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the date hereof (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registerable Securities have been sold, subject to the terms and conditions of this Agreement. It shall be an event of default hereunder if the Initial Registration Statement is not declared effective by the SEC within one hundred twenty (120) days from the date hereof.

         In the event the Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the holder's option, either a cash amount or shares of the Company's Common Stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as Liquidated Damages for each thirty (30) day period or any part thereof after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be.