Form 10QSB/A
period 2005-09-30
TRANSAX INTERNATIONAL LTD
filed 2006-04-26
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1
(Mark One)

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A of Transax International Limited for the fiscal quarter ended September 30, 2005 is being filed for the purpose of adding disclosure to our critical accounting policies related to our revenue recognition policy as fully described in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. There are no changes to previously reported results of operations or financial position.


                          TRANSAX INTERNATIONAL LIMITED
                                  FORM 10-QSB/A
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                                      INDEX


                                                                           Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
            As of September 30, 2005.......................................    3

         Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended September 30, 2005 and 2004    4

         Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended September 30, 2005 and 2004..........    5

         Notes to Unaudited Consolidated Financial Statements.............. 6-16

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation................................................16-23

         Item 3 - Controls and Procedures..................................   23


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings........................................   24

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds..........................................   24

         Item 3 - Default Upon Senior Securities...........................   25

         Item 4 - Submission of Matters to a Vote of Security Holders......   25

         Item 5 - Other Information........................................   25

         Item 6 - Exhibits.................................................   25

         Signatures........................................................   25

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

Revenue Recognition

Our revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the Company's fee is fixed and determinable, and;
(4) collectibility is probable.

Substantially all of our revenues are derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers. Our software or hardware devices containing our software are installed at the healthcare provider's location. We offer transaction services to authorize and adjudicate identity of the patient and obtain "real time" approval for any necessary medical procedure from the insurance carrier. Our transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed.

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

                                        TRANSAX INTERNATIONAL LIMITED

         Date: April 26, 2006           By: /s/Stephen Walters
                                            ------------------
                                        Stephen Walters
                                        Chief Executive Officer

         Date: April 26, 2006           By: /s/Adam Wasserman
                                            -----------------
                                        Adam Wasserman
                                        Principal Financial and
                                        Accounting Officer