Form 10QSB
period 2006-03-31
TRANSAX INTERNATIONAL LTD
filed 2006-05-19
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


                        8th Floor, 5201 Blue Lagoon Drive
                                Miami, FL, 33126
                        ---------------------------------
                    (Address of principal executive offices)


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

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                    Outstanding as of May 17 2006
                   -----                    -----------------------------
      Common Stock, $0.00001 par value                31,576,559

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
               As of March 31, 2006........................................    3

      Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005..........    4

      Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005..........    5

      Notes to Unaudited Consolidated Financial Statements................. 6-20

      Item 2 - Management's Discussion and Analysis or Plan of Operation...21-29

      Item 3 - Controls and Procedures.....................................29-30


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................   30

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.   31

      Item 3 - Default Upon Senior Securities..............................   31

      Item 4 - Submission of Matters to a Vote of Security Holders.........   31

      Item 5 - Other Information...........................................   31

      Item 6 - Exhibits....................................................   31

      Signatures...........................................................   32

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................   $     44,333
  Accounts receivable, net of allowance for doubtful
    accounts of $0 .............................................        439,020
  Prepaid expenses and other current assets ....................        208,366
                                                                   ------------

     TOTAL CURRENT ASSETS ......................................        691,719

SOFTWARE DEVELOPMENT COSTS, net ................................        361,140
PROPERTY AND EQUIPMENT, net ....................................        778,587
OTHER ASSETS ...................................................          4,800
                                                                   ------------

     TOTAL ASSETS ..............................................   $  1,836,246
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ..................   $      1,982
  Current portion of loan payable ..............................        369,004
  Accounts payable and accrued expenses ........................      1,299,128
  Due to related parties .......................................        235,166
  Warrant liability ............................................        588,250
  Convertible feature liability ................................        462,065
  Loan payable - related party .................................        152,967
  Convertible loans from related party .........................        201,799
                                                                   ------------

     TOTAL CURRENT LIABILITIES .................................      3,310,361

DEBENTURE PAYABLE, net of discount .............................        230,869
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion ..        500,345
                                                                   ------------

     TOTAL LIABILITIES .........................................      4,041,575
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, no par value; 16,000 shares
    authorized; 8,000 shares issued and outstanding;
    liquidation preference $800,000 ............................        750,971
  Common stock $.00001 par value; 100,000,000 shares
    authorized; 30,976,559 shares issued and outstanding .......            309
  Common stock issuable (900,000 shares) .......................              9
  Paid-in capital ..............................................      7,974,647
  Accumulated deficit ..........................................    (10,656,324)
  Deferred compensation ........................................       (320,831)
  Other comprehensive income - Cumulative foreign currency
    translation adjustment .....................................         45,890
                                                                   ------------

     TOTAL STOCKHOLDERS' DEFICIT ...............................     (2,205,329)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...............   $  1,836,246
                                                                   ============

              The accompanying notes are an integral part of these
                   unaudited consolidated financial statements

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)

REVENUES .........................................  $    981,058   $    640,408
                                                    ------------   ------------

OPERATING EXPENSES:
  Cost of product support services ...............       510,540        241,795
  Payroll and related benefits ...................        92,131        104,027
  Professional fees ..............................        69,720         12,165
  Management and consulting fees - related parties       108,841         33,715
  Investor relations .............................        24,362         14,845
  Depreciation ...................................        65,713         44,577
  General & administrative .......................       231,525        228,412
                                                    ------------   ------------

     TOTAL OPERATING EXPENSES ....................     1,102,832        679,536
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................      (121,774)       (39,128)
                                                    ------------   ------------

OTHER INCOME (EXPENSES):
  Other income (expense) .........................       (22,349)        10,514
  Foreign exchange gain (loss) ...................        (2,875)         2,502
  Debt settlement and offering costs .............      (153,671)             -
  Loss from derivative liabilities ...............      (250,315)             -
  Interest expense ...............................      (101,001)       (60,218)
  Interest expense - related party ...............        (9,681)       (12,489)
                                                    ------------   ------------

     TOTAL OTHER EXPENSES ........................      (539,892)       (59,691)
                                                    ------------   ------------

NET LOSS .........................................      (661,666)       (98,819)

DEEMED PREFERRED STOCK DIVIDEND ..................      (800,000)             -
                                                    ------------   ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS .....  $ (1,461,666)  $    (98,819)
                                                    ============   ============

COMPREHENSIVE LOSS:
  NET LOSS .......................................  $   (661,666)  $    (98,819)

  OTHER COMPREHENSIVE INCOME:
     Unrealized foreign currency translation gain         31,739         83,925
                                                    ------------   ------------

  COMPREHENSIVE LOSS .............................  $   (629,927)  $    (14,894)
                                                    ============   ============

NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED ..............................  $      (0.02)  $      (0.00)
                                                    ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  - BASIC AND DILUTED ............................    31,182,527     28,986,100
                                                    ============   ============

              The accompanying notes are an integral part of these
                   unaudited consolidated financial statements

                          TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         -----------------------
                                                                            2006          2005
                                                                         ---------     ---------
                                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................    $(661,666)    $ (98,819)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation ....................................................       65,713        44,577
    Amortization of software maintenance costs ......................       51,155        31,109
    Beneficial interest .............................................            -        31,250
    Stock-based compensation and consulting .........................       35,334        53,542
    Grant of warrants in connection with debt extension .............       46,686             -
    Amortization of deferred debt issuance costs ....................      106,985             -
    Amortization of debt discount ...................................        4,783             -
    Loss from derivative liabilities ................................      250,315             -

Changes in assets and liabilities:
    Accounts receivable .............................................      (91,960)     (131,525)
    Prepaid expenses and other current assets .......................      (43,236)      (22,764)
    Other assets ....................................................       (2,400)       (2,400)
    Accounts payable and accrued expenses ...........................      (36,474)      313,556
    Accrued interest payable, related party .........................        9,434         4,163
    Due to related parties ..........................................        6,234       (18,218)
    Accounts payable and accrued expenses - long-term ...............      104,511      (125,039)
                                                                         ---------     ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .................     (154,586)       79,432
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ............................      (86,731)      (43,963)
  Acquisition of property and equipment .............................     (196,766)     (217,238)
                                                                         ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES ...............................     (283,497)     (261,201)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES: ...............................            -             -
  Advances from related party .......................................            -             -
  Net proceeds from sale of Series A preferred stock ................      495,734             -
  Repayment of advances from related party ..........................            -       (35,000)
  Repayments under capital lease obligations ........................      (14,307)       (8,063)
  Proceeds from convertible debenture ...............................            -       125,000
  Proceeds from loan payable ........................................       77,499        17,397
  Proceeds from loan - related party ................................      (85,000)            -
  Repayment of from loan - related party ............................            -             -
                                                                         ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................      473,926        99,334
                                                                         ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................          615        83,924
                                                                         ---------     ---------

NET INCREASE (DECREASE) IN CASH .....................................       36,458         1,489

CASH, BEGINNING OF PERIOD ...........................................        7,875         4,090
                                                                         ---------     ---------

CASH, END OF PERIOD .................................................    $  44,333     $   5,579
                                                                         =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ............................................    $  95,656     $  25,358
                                                                         =========     =========
  Cash paid for income taxes ........................................    $       -     $       -
                                                                         =========     =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest .................    $       -     $  50,500
                                                                         =========     =========
  Common stock issued for services ..................................    $  35,334     $ 101,000
                                                                         =========     =========
  Surrender of promissory note for payment of preferred stock .......    $ 255,237     $       -
                                                                         =========     =========
  Derivative liabilities recorded for deemed preferred stock dividend    $ 800,000     $       -
                                                                         =========     =========

                       The accompanying notes are an integral part of these
                           unaudited consolidated financial statements

                                               -5-

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates used in the preparation of the accompanying financial statements include the allowance for doubtful accounts receivable, the useful lives of property, equipment and software development costs, variables used to determine stock-based compensation, and the valuation of derivative liabilities.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

Comprehensive Loss
------------------

Other comprehensive loss currently includes only foreign currency translation adjustments.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

Stock-based compensation
------------------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The recognition of this cost will be made on the modified prospective basis, which applies to new stock-based awards issued after December 31, 2005, and for awards modified, purchased or cancelled after that date.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company did not grant any options during the three months ended March 31, 2006.

Loss per common share
---------------------

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive, although the common stock equivalents may dilute earnings in the future. The Company's common stock equivalents at March 31, 2006 include the following:

         Options ........................................     3,425,000
         Warrants .......................................    16,902,500
         Preferred stock ................................     7,692,308
         Convertible loans payable - related party ......     1,400,000
         Debenture payable ..............................     2,604,166
                                                             ----------

              Total .....................................    32,023,974
                                                             ==========

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2006, the allowance for doubtful accounts was $0.

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net revenues to 2 major customers during each of the three month periods ended March 31, 2006 and 2005. These revenues accounted for approximately 91%, or $892,763 and 95% or $608,388 of the total revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, these 2 major customers accounted for 53% and 38% of net revenues, respectively. At March 31, 2005, these 2 major customers accounted for 47% and 48%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States, Australia and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of March 31, 2006, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Conversion Features and Warrants Issued with Preferred Stock
---------------------------------------------------------------------------

The Company issued $800,000 of convertible series A preferred stock, which contained an Embedded Conversion Feature ("ECF") and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The Conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the series A convertible preferred stock is considered "conventional." EITF 00-19 and EITF 05-2, "The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19," defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. Management determined that series A convertible preferred stock was not "conventional," and the Company considered all aspects of EITF 00-19, paragraphs 12-33.

This caused the ECF of the series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and are classified in the consolidated balance sheet as current liabilities at March 31, 2006.

Reclassifications
-----------------

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements
--------------------------------

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective in the first fiscal year that begins after September 15, 2006. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable
-------------------------

At March 31, 2006, the Company had aggregate loans payable for $175,000 to a related party whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans is due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At March 31, 2006, interest due on these two loans amounted to $26,799 and the aggregate principal amount due is $175,000. During the three months ended March 31, 2006 and 2005, the Company incurred $5,178 and $8,877, respectively, in interest expense related to these two loans. In the 2005 period, the Company did not incur beneficial conversion charges on these convertible loans because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties
----------------------

At March 31, 2006, advances and interest due amounting to $24,041 are included in due to related parties on the accompanying balance sheet.

For each of the three months ended March 31, 2006 and 2005, the Company incurred $41,250 in management fees to an officer/director of the Company. At March 31, 2006, $201,318 in management fees and other expenses were outstanding to this officer/director and are included in due to related parties on the accompanying balance sheet. The amounts due are unsecured, non-interest bearing and are payable on demand.

For the three months ended March 31, 2006, the Company incurred $11,157 in management fees to a company whose officer is an officer of the Company.

For the three months ended March 31, 2006, the Company incurred $24,000 in consulting fees to a director of the Company.

Loan Payable - Related Party
----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($138,874 at March 31, 2006) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest compounded monthly, had an initial term of twelve months, and the debt is repayable quarterly in arrears. The officer agreed to extend this loan for an additional twelve months until March 2006. The due date of this loan is currently being negotiated. Additionally, during 2005, the Company borrowed $85,000 from this officer, which was repaid in 2006. This loan accrued interest at 9.6% per annum and was payable on demand. For the three months ended March 31, 2006 and 2005, the Company incurred $3,876 and $3,612, respectively, in interest related to these loans. At March 31, 2006, $14,093 in interest was accrued on these loans and the aggregate principal and interest amount due is $152,967 and is included in loan payable - related party on the accompanying balance sheet.

NOTE 3 - FINANCING ARRANGEMENTS

Loan Payable
------------

On October 25, 2004, the Company and Cornell Capital Partners entered into a Securities Purchase Agreement, pursuant to which Cornell Capital Partners purchased two 5% secured convertible debentures. The initial convertible debenture in the original principal amount of $125,000 was dated October 25, 2004 and the second convertible debenture in the original principal amount of $125,000 was dated January 4, 2005 (collectively, the "Original Debentures"). In connection with the terms of the original debentures, for the three months ended March 31, 2005, the Company recorded a beneficial conversion amount of $31,250 as interest expense since the debentures were immediately convertible.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Loan Payable (continued)
------------------------

On May 17, 2005, the Company and Cornell Capital Partners entered into a $255,237 Promissory Note (the "Note"), whereby the Original Debentures were terminated. This Note represents the outstanding principal balance of $250,000 on the Original Debentures, plus accrued but unpaid interest through April 30, 2005 equal to $5,237. In January 2006, in connection with a preferred stock offering, this note was repaid.

The Company's subsidiary, TDS, has several loans and credit lines with financials institutions. The loans require monthly installments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables and assets of TDS, and are due through December 2006. At March 31, 2006, loans payable to these financial institutions aggregated $369,004.

Debenture Payable
-----------------

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship (the "Investor"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. In April 2005, Company recorded a beneficial conversion amount of $62,500 as interest expense since the debentures were immediately convertible. Additionally, the Company paid fees of $38,262 in connection with this debenture. These fees were treated as a discount on the convertible debenture and are being amortized over the debenture term. On February 1, 2006, the Company and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. The Company agreed to register 3,571,429 shares of its common stock underlying the conversion of the Debentures and the exercise of the warrant not later than 30 days after the Company files its annual report on Form 10-KSB for the fiscal year ended December 31, 2005. Amortization expense for the three months ended March 31, 2006 was $4,783 and is included in interest expense.

The convertible debenture liability is as follows at March 31, 2006:

Convertible debentures payable ..................    $ 250,000
Less: unamortized discount on debentures ........      (19,131)
                                                     ---------

Convertible debentures, net .....................    $ 230,869
                                                     =========

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

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

Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell on May 17, 2005. On January 13, 2006, the Company entered into a Termination Agreement with Cornell (the "SEDA Termination Agreement") pursuant to which the Parties terminated the Standby Equity Distribution Agreement, the Registration Rights Agreement and the Placement Agent Agreement, each dated as of May 17, 2005. In connection with the Standby Equity Distribution Agreement, in December 2004, the Company issued to Cornell 1,202,779 shares of the Company's Common Stock (the "Investor's Shares") and in connection with the Placement Agent Agreement, the Company issued to Monitor Capital, Inc., as Placement Agent, 125,000 shares of the Company's Common Stock (the "Placement Agent's Shares").

In December 2004, the Company valued the common shares issued to Cornell at the fair market value on the dates of grant or $0.1664 per share, or $200,000, based on the quoted trading price for the stock. At December 31, 2005, the commitment fee was deemed to be a deferred offering cost on the accompanying balance sheet. Pursuant to the SEDA Termination Agreement, Cornell shall retain 600,889 of the Investor's Shares and return the other 601,890 of the Investor's Shares to the Company to be cancelled. Monitor Capital, Inc. shall retain 62,500 of the Placement Agent's Shares and return the other 62,500 of the Placement's Agent's Shares to the Company to be cancelled. In connection with the termination of the SEDA, the Company received and cancelled 664,390 shares of its common stock with a fair market value of $93,015 and for the three months ended March 31, 2006, recorded debt offering cost expense of $106,985 on the accompanying consolidated statement of operations.

NOTE 4 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

On January 13, 2006, the Company's Board of Directors approved the creation of 16,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations:

(a)   each share has a stated value of $100 per share and no par value;

(b) With respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation, the Series A Preferred Shares shall be senior to the common stock of the Company, par value $.0001 per share and senior to all other series of Preferred Shares (the "Junior Stock").

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

(c) The holders of Series A Preferred Shares shall be entitled to receive dividends or distributions on a pro rata basis according to their holdings of shares of Series A Preferred Shares in the amount of seven percent (7%) per year (computed on the basis of a 365-day year and the actual days elapsed). Dividends shall be paid in cash. Dividends shall be cumulative. No cash dividends or distributions shall be declared or paid or set apart for payment on the Common Stock in any calendar year unless cash dividends or distributions on the Series A Preferred Shares for such calendar year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest.

(d) Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share for the Series A Preferred Shares into such number of fully paid and non-assessable shares of Common Stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares plus (ii) all accrued but unpaid dividends thereon, divided by the Conversion Price, as defined. The Conversion Price" shall be equal to the lower of (i) $0.192 ( the "Fixed Conversion Price"), or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the Common Stock during the ten (10) Trading Days immediately preceding the date of conversion (the "Market Conversion Price"). The VWAP shall be determined using price quotations from Bloomberg, LP. "Trading Day" shall mean any day during which the Nasdaq OTC Bulletin Board shall be open for trading. Additionally, each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company. Each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the third anniversary of the date of Investment Agreement.

(e) The Series A Preferred Shares shall not have any voting rights except as provided under the laws of the state of Colorado.

(f) The shares are not subject to redemption. However, The Company at its option shall have the right to redeem (unless otherwise prevented by law), with three (3) business days advance written notice (the "Redemption Notice"), any shares of Series A Preferred Shares provided that the closing bid price of the of the Company's Common Stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Company shall pay an amount equal to One Hundred Fifteen percent (115%) of the Liquidation Amount, plus accrued but unpaid dividends thereon (the "Redemption Amount"). The Company shall deliver to the holder the Redemption Amount on the third (3rd) business day after the Redemption Notice. After receipt of a Redemption Notice, the holder shall be entitled to continue to convert outstanding shares of Series A Preferred Shares until the Redemption Price is received, subject to the conversion limitations as defined.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

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

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consists of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 consisting of new funding of which the Company received net proceeds of $470,734 after the payment of placement fees and expenses of $74,029. The purchase of the additional 8,000 Series A Preferred Shares, at the purchase price of $800,000, shall close two (2) business days prior to the date that a registration statement is filed with the United States Securities and Exchange Commission, which occurred in May 2006.

In connection with the sale of the Series A Preferred Shares, on January 13, 2006, the Parties agreed that Cornell Capital Partners will surrender the Promissory Note issued by the Company to Cornell on May 17, 2005, in the principal amount of $255,237, in exchange for $255,237 of Series A Preferred Shares. As of January 13, 2006, the full amount outstanding under the Promissory Note was $255,237, plus accrued and unpaid interest of $0. As a result of the Parties' agreement, the Promissory Note was retired and canceled. The Parties also agreed to terminate the Securities Purchase Agreement and the Investor Registration Rights Agreement, each dated as of October 25, 2004, as well as the Pledge and Escrow Agreements, each dated as of October 21, 2004, that were entered into by the Parties in connection with the issuance of the Promissory Note.

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

Subject to the terms and conditions of an Investor Registration Rights Agreement, the Company shall prepare and file, no later than the earlier of 30 days from the date the Company files its Form 10-KSB for the year ended December 31, 2005 or the date that such filing is due (the "Scheduled Filing Deadline"), with the SEC, a registration statement on Form S-1 or SB-2 under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by the Investor of the underlying common stock and warrants, including at least 25,000,000 shares underlying the Series A Preferred Shares and 5,000,000 Warrant Shares. The Company shall cause the Registration Statement to remain effective until all of the Registerable Securities have been sold. The Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the date hereof (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registerable Securities have been sold, subject to the terms and conditions of this Agreement. It shall be an event of default hereunder if the Initial Registration Statement is not declared effective by the SEC within one hundred twenty (120) days from the date hereof. The Company filed a registration statement on Form SB-2 on May 9, 2006.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

In the event the Registration Statement is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the holder's option, either a cash amount or shares of the Company's Common Stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as Liquidated Damages for each thirty
(30) day period or any part thereof after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be.

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. The initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively, which reduced the carrying value of the Preferred Stock to zero. The excess value of the fair values of the ECF and warrants over the proceeds received from the Preferred Stock of $477,363 was charged to other expense upon recording. The fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 222%; risk-free interest rate of 4.26%; estimated life of 5 years and no dividends. At March 31, 2006, the Company revalued the EFC and warrants resulting in a gain on derivative liability of $227,048 due to a decrease in the Company's stock price. The fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 222%; risk-free interest rate of 4.26%; estimated life of 4.8 years and no dividends. At March 31, 2006, the estimated fair value of the ECF and warrants was $462,065 and $588,250, respectively, and are reflected as liabilities on the accompanying consolidated balance sheet,

Common Stock
------------

In connection with the termination of the SEDA, the Company received and cancelled 664,390 shares of its common stock with a fair market value of $93,015.

On March 20, 2006, the Company entered into a one-year consulting contract for business development services. In connection with the agreement, the Company agreed to issue 900,000 shares of common stock. Of the 900,000 shares issuable, 600,000 shares vest immediately and 300,000 shares vest on the fourth month of the agreement. The Company valued these common shares at the fair market value on the dates of grant or $0.12 per share based on the quoted trading price and recorded deferred consulting expense of $108,000 to be amortized over the service period. In addition, the Company granted a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant has a term expiring January 31, 2009. 1,000,000 of the warrants are exercisable at $0.20 per share and 1,000,000 of the warrants are exercisable at $0.25 per share. The fair value of this warrant grant was estimated at $221,998 or $.11 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense, which will be amortized over the contract period. As of March 31 2006, these shares had not been issued and are included in common stock issuable on the accompanying consolidated balance sheet (see Note 7).

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options
-------------

On January 26, 2006, the Company's Board of Directors , pursuant to written unanimous consent, appointed David Sasso as the Vice President of Investor Relations and Corporate Communications of the Company effective January 26, 2006. On January 26, 2006, the Company granted Mr. Sasso 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

On February 5, 2006, the Company granted options to purchase 100,000 shares of common stock to a consultant for business development services rendered. The options are exercisable at $0.15 per share and expire on February 5, 2011. The fair value of this option grant was estimated at $13,333 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded consulting expense of $13,333.

A summary of the status of the Company's outstanding stock options as of March 31, 2006 and changes during the period then ended is as follows:

                                              Number of     Weighted Average
                                               Options       Exercise Price
                                              ---------     ----------------
   Balance at December 31, 2005 .........     3,225,000          $ 0.31
   Granted ..............................       200,000            0.15
   Exercised ............................             -               -
   Forfeited ............................             -               -
                                              ---------          ------
   Balance at March 31, 2006 ............     3,425,000          $ 0.30
                                              =========          ======

   Options exercisable at end of period .     3,425,000          $ 0.30
                                              =========          ======

   Weighted average fair value of options
   granted during the period ............                        $ 0.15

The following table summarizes information about employee and consultants stock options outstanding at March 31, 2006:

                Options Outstanding                       Options Exercisable
---------------------------------------------------    -------------------------
                              Weighted
                              Average      Weighted                     Weighted
Range of        Number       Remaining     Average         Number       Average
Exercise   Outstanding at   Contractual    Exercise    Exercisable at   Exercise
 Price     March 31, 2006   Life (Years)    Price      March 31, 2006     Price
--------   --------------   ------------   --------    --------------   --------
$   0.50      1,425,000         3.12       $   0.50       1,425,000     $   0.50
$   0.20        600,000         4.50           0.20         600,000         0.20
$   0.15      1,400,000         4.41           0.15       1,400,000         0.15
           --------------                  --------    --------------   --------
              3,425,000                    $   0.30       3,425,000     $   0.30
           ==============                  ========    ==============   ========

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants
--------------

On February 1, 2006, the Company and the debenture holder (See Note 3 - Debenture Payable) mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. The Company agreed to register 3,571,429 shares of its common stock underlying the conversion of the Debentures and the exercise of the warrant not later than 30 days after the Company files its annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded debt settlement expense of $46,686.

A summary of the status of the Company's outstanding stock warrants as of March 31, 2006 and changes during the period then ended is as follows:

                                              Number of     Weighted Average
                                              Warrants       Exercise Price
                                              ---------     ----------------
   Balance at December 31, 2005 .........     9,502,500          $ 0.57
   Granted ..............................     7,400,000            0.24
   Exercised ............................             -               -
   Forfeited ............................             -               -
                                             ----------          ------
   Balance at March 31, 2006 ............    16,902,500          $ 0.43
                                             ==========          ======

   Options exercisable at end of period .    16,902,500          $ 0.43
                                             ==========          ======

   Weighted average fair value of options
   granted during the period ............                        $ 0.24

The following information applies to all warrants outstanding at March 31, 2006:

                             Warrants Outstanding          Warrants Exercisable
                           -------------------------      ----------------------
                             Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining       Average                     Average
Exercise                   Contractual      Exercise                    Exercise
 Prices       Shares       Life (Years)      Price          Shares       Price
--------     ---------     ------------     --------      ---------     --------
 $ 1.00      4,100,000         2.38          $ 1.00       4,100,000      $ 1.00
 $ 0.30      4,500,000         3.00          $ 0.30       4,500,000      $ 0.30
 $ 0.20      6,302,500         3.80          $ 0.20       6,302,500      $ 0.20
 $ 0.25      2,000,000         2.12          $ 0.25       2,000,000      $ 0.25

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 5 - FOREIGN OPERATIONS

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

                                                 Three months ended March 31,
                                                     2006            2005
                                                 -----------     -----------
      Net revenues to unaffiliated customers:
              Brazil ........................    $   981,058     $   640,408
                                                 -----------     -----------
      Operating Expenses:
              Brazil ........................        801,983         501,705
              USA ...........................        284,285         156,023
              Australia .....................          2,293           7,218
              Mauritius .....................         14,271          14,590
                                                 -----------     -----------
                                                   1,102,832         679,536
                                                 -----------     -----------
      Loss from operations ..................       (121,774)        (39,128)
                                                 -----------     -----------
      Other income (expenses):
              Brazil ........................       (115,485)        (31,228)
              USA ...........................       (424,407)        (28,463)
              Australia .....................              -               -
                                                 -----------     -----------
                                                    (539,892)        (59,691)
                                                 -----------     -----------
      Net loss as reported ..................    $  (661,666)    $   (98,819)
                                                 -----------     -----------

NOTE 6 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $10,656,324, and at March 31, 2006 has a stockholders' deficit of $2,205,329 and has a working capital deficit of $2,618,642. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2006 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2006, these deficiencies (including interest and fines) amounted to approximately $755,100. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - SUBSEQUENT EVENT

On May 7, 2006, the Company sold 8,000 shares of Series A Preferred stock to Cornell for net proceeds of $728,000 (see Note 4). On May 17, 2006, the Company issued 600,000 common shares in connection with a consulting contract(see Note
4).

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

Through our wholly-owned subsidiary TDS Telecommunication Data Systems LTDA ("TDS"), we are an international provider of health information management products (collectively, the "Health Information Management Products"), which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record management processes. We have developed a proprietary software trademarked (Brazil only) "MedLink Solution", which was specifically designed and developed for the healthcare and health insurance industry enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that were previously performed manually (the "MedLink Solution").

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2005

Our net losses during the three-month period ended March 31, 2006 were $661,666 compared to a net loss of $98,819 during the three-month period ended March 31, 2005, an increase of $562,847.

During the three-month period ended March 31, 2006, we generated $981,058 in revenues compared to $640,408 in revenues for the three-month period ended March 31, 2005, an increase of $340,650 or 53.19%. The significant increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at the healthcare provider's locations in Brazil. Upon installation, we begin the processing of applications submitted by the healthcare provider for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 1.84 million "real time transactions during the three-month period ended March 31, 2006 compared to 1.33 million "real time" transactions during the period ended March 31, 2005.

During the three-month period ended March 31, 2006, we incurred operating expenses of $1,102,832 compared to operating expenses of $679,536 incurred during the three month period ended March 31, 2005, an increase of $423,296 or 62.29%. The increase in operating expenses during the three-month period ended March 31, 2006 from the same period in 2005 resulted from: (i) an increase of $268,745 or 111.15% in cost of product support services resulting from the increase in revenues; (ii) an increase of $75,126 or 222.82%, in management and consulting fee-related parties due to an increase in use of management and a director/consultants needed to handle our increased operations; (iii) an increase of $3,113 or 1.36%, in general and administrative expenses resulting from a slight increase in operating costs associated with increased operations;
(iv) an increase of $21,136 or 47.41% in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations; (v) an increase of $9,517 in investor relations fees; and (vi) an increase of $57,555 or 473.12% in professional fees relating to our legal costs associated with our financings and filing of a registration statement of Form SB-2.

Certain operating expenses, however, decreased during the three-month period ended March 31, 2006 from the same period in 2005 as follows: (i) a decrease of $11,896 or 11.44%, in payroll and related benefits, which is attributable to a slight decrease in the number of employees.

We reported a loss from operations of $121,774 for the three-month period ended March 31, 2006 as compared to a loss from operations of $39,128 for the three month period ended March 31, 2005. Although there can be no assurances, we anticipate that during fiscal year 2006, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2006. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2006 as compared to fiscal year 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses increased $480,201 or approximately 804.48% for the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005. Included in this change is: (i) an increase in other expense of $22,349 from $10,514 of other income recognized during the three-month period ended March 31, 2005; (ii) an increase of $153,671 in debt settlement and offering costs from $-0- during the three-month period ended March 31, 2005, which relates to the issuance of warrants to the debenture holder as incentive to extend the due date of the debenture and amortization of debt offering costs; (iii) an increase of $250,315 in loss from derivative liabilities from $-0- during the three-month period ended March 31, 2005, which relates to the classification of the embedded conversion feature and related warrants issued in connection with our Series A preferred stock as a derivative instrument; and (iv) an increase of $40,783 in interest expense from $60,218 for the three-month period ended March 31, 2005, which reflects an increase in our borrowings during the three-month period ended March 31, 2006 and in connection with the grant of warrants.

For the three-month period ended March 31, 2006, our net loss was $661,666 compared to a net loss of $98,819 for the three-month period ended March 31, 2005.

During the three months ended March 31, 2006, we recorded a deemed preferred stock dividend of $800,000 which relates to our Series A Convertible Preferred Stock. This non-cash expense related to the embedded beneficial conversion features of those securities and fair value of warrants of those securities.

We reported a net loss attributable to common shareholders of $1,461,666 for the three months ended March 31, 2006 as compared to a net loss attributable to common shareholders of $98,819 for the three months ended March 31, 2005. This translates to an overall per-share loss available to shareholders of ($.02) and $(0.00) for the three months ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our current assets were $691,719 and our current liabilities were $3,310,361, which resulted in a working capital deficit of $2,618,642. As of March 31, 2006, our total assets were $1,836,246 consisting of: (i) $44,333 in cash; (ii) $208,366 in prepaid expenses and other current assets; (iii) $439,020 in accounts receivable; (iv) $361,140 in net software development costs; (v) $778,587 in net valuation of property and equipment; and
(vi) $4,800 in other assets.

As of March 31, 2006, our total liabilities were $4,041,575 consisting of: (i) $1,799,473 in long-term and current portion of accounts payable and accrued expenses; (ii) $235,166 due to related parties; (iii) $201,799 in convertible loans to related parties; (iv) $152,967 in loan payable to related parties; (v) $1,982 in current portion of capital lease obligation; (vi) $230,869 in net convertible debenture payable; (vii) $369,004 in loans payable; (viii) $588,250 in warranty liability; and (ix) $462,065 in convertible feature liability. As at March 31, 2006, our current liabilities were $3,310,361 compared to $2,563,200 at December 31, 2005. The increase in current liabilities is due primarily to the recording of warrant and convertible feature liabilities offset by the repayment of loans and related loans payable.

Stockholders' deficit increased from $1,742,087 for fiscal year ended December 31, 2005 to $2,205,329 for the three-month period ended March 31, 2006.

For the three-month period ended March 31, 2006, net cash flow used in operating activities was $154,586 compared to net cash provided by operating activities of $79,432 for the three-month period ended March 31, 2005. The change in cash flows used by operating activities is due to the increase in net loss for the three-month period ended March 31, 2006 as well as the repayment of accounts payable.

Net cash flows used in investing activities amounted to $283,497 for the three-month period ended March 31, 2006 compared to $261,201 for the three-month period ended March 31, 2005. During the three-month period ended March 31, 2006, we capitalized software development costs and acquired equipment for our hardware and software installations while in the three-month period ended March 31, 2005, these costs were less.

Net cash flow provided by financing activities for the three-month period ended March 31, 2006 was $473,926, resulting primarily from net proceeds from the sale of shares of Series A Preferred Stock of $495,734 and proceeds from loans in the amount of $77,499 offset by repayment of capital lease obligations of $14,307 and the repayment or related party loans of $85,000 compared to $99,334 for the three-month period ended March 31, 2005 resulting primarily from proceeds from a convertible debenture.

In summary, based upon the cash flow activities as previously discussed, for the three-month period ended March 31, 2006, our overall cash position increased by $36,458.

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

On January 13, 2006, we entered into an Investment Agreement with Cornell Capital Partners, LP ("Cornell") and together with the Company, (the "Parties"), pursuant to which we shall sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of the Company's common stock, par value $.00001 per share (the "Common Stock") for a total price of up to $1,600,000.

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consists of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 consisting of new funding of which the Company received net proceeds of $470,734 after the payment of placement fees and expenses of $74,029. The purchase of the additional 8,000 Series A Preferred Shares, at the purchase price of $800,000, shall close two (2) business days prior to the date that a registration statement is filed with the United States Securities and Exchange Commission, which occurred in May 2006.

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

On May 7, 2006, we sold the remaining 8,000 shares of Series A Preferred Stock to Cornell and received net proceeds of $728,000.

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

In April 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date.

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, we granted a warrant to purchase 400,000 shares of our common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warrant not later than 30 days after we filed our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. On May 9, 2006 a registration statement was filed with the Securities and Exchange Commission.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS

A significant material liability for us for fiscal year 2006 is the aggregate principal amount of $175,000 and $26,799 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the Convertible Promissory Note(s)"). Previously, the aggregate principal amounts of the Convertible Promissory Notes were $200,000 and $100,000, respectively. During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $200,000 is due on March 31, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and
(ii) $100,000 is due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. On June 28, 2005 and September 30, 2005, the holders of the Convertible Promissory Notes partially exercised the respective conversion rights. As at March 31, 2006, an aggregate principal amount of $175,000 and interest in the amount of $26,799 remains due and owing under the Convertible Promissory Notes.

LOAN

A significant material liability for us for fiscal year 2006 is the aggregate amount of $138,874 in principal due and owing to a related party (the "Loan"). The $138,874 Loan is evidenced by a promissory note with an interest rate of 0.8% per month compounded and was repayable during March 2006. As of the date of this Quarterly Report, the Loan due date is being negotiated. Additionally, during 2005, we borrowed $85,000 from this officer, which amount was repaid during the three-month period ended March 31, 2006. At March 31, 2006, $14,093 in interest was accrued and the aggregate principal amount of $152,967 is due and owing.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of $201,318 due and owing to Stephen Walters, our President. In accordance with the terms of an agreement, we pay monthly to Mr. Walters an aggregate amount of $13,750 as compensation for managerial and consulting services provided by Mr. Walters.

DEBENTURE

A significant material liability for us for fiscal year 2006 is the aggregate amount of $250,000. On April 1, 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date. On February 1, 2006 we agreed to extend the term of the debentures to December 1, 2007 and issued 400,000 warrants at 0.20 per share valid for two years.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of approximately $755,100 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to 60 months. At December 31, 2005, approximately $297,000 of our INSS taxes are to be repaid over periods from 20-50 months. The payment program requires us to pay a monthly fixed amount of approximately $9,000. During February 2006 we entered into a payment program for $30,000 of other taxes to be repaid over a period of 60 months. Discussions are currently ongoing for us to enter into a similar payment plan for approximately $213,000 of tax liabilities. We made the first payment as per the plan in April 2004 and have continued to make the required payments.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Transax International Limited includes the useful lives of property and equipment and accounting for stock based compensation.

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by the comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

Accounting for Stock Based Compensation - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The adoption of this pronouncement may have a material effect on our results of operations.

Revenue Recognition - Our revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectibility is probable.

Substantially all of our revenues are derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers. Our software or hardware devices containing our software are installed at the healthcare provider's location. We offer transaction services to authorize and adjudicate identity of the patient and obtain "real time" approval for any necessary medical procedure from the insurance carrier. Our transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. FAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, FAS 155 amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective in the first fiscal year that begins after September 15, 2006. We are still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. CEO and CFO Certifications appear immediately following the signatures section of this report. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.


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

         On April 5, 2005, we filed an answer to the Complaint, counterclaims and jury demand (the "Answer"). The Answer generally denies that: (i) we breached and attempted to wrongfully terminate the Transfer Agent Agreement; (ii) X-Clearing Corp. has a valid and perfected security interest in our books and records; (iii) X-Clearing is entitled to an order of replevin and liquidated damages. Our Answer further states that: (i) X-Clearing Corp. has failed to take reasonable steps to minimize or mitigate its claimed damages; and (ii) X-Clearing Corp.'s claims are barred by the statute of frauds, doctrine of laches, doctrine of accord and satisfaction. Our Answer further counterclaims that: (i) despite X-Clearing Corp. being paid all administrative fees, share transfer fees and fees for new issuances, X-Clearing Corp. has refused to produce and provide us with our stock transfer records, which has caused us irreparable harm; (ii) X-Clearing Corp. has continued undertaking stock transfers on our behalf and illegally issuing fraudulent stock certificates; and (iii) X-Clearing Corp. has improperly and illegally used our records, which included stock certificates that X-Clearing Corp. has fraudulently created and issued to make stock transfers without notification to us.

         On April 7, 2005, we filed a stipulated motion for testimony by telephone and for expedited ruling by court. A hearing was set for April 12, 2005, at which X-Clearing Corp.'s replevin action was dismissed by the District Court. As of the date of this Quarterly Report, we intend to aggressively pursue all such legal actions and review further legal remedies against X-Clearing Corp.

         Trial has been set for May 22, 2006 and is scheduled to last for one week. The court ordered mediation previously scheduled for April 3, 2006 had been cancelled by the opposing party and was undertaken on May 8th 2006.

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

         ROI Group Associates Inc.

         On March 20, 2006, we entered into a one-year consulting contract for business development services with ROI Group Associates Inc. In connection with the agreement, we agreed to issue 900,000 shares of common stock. We valued these common shares at the fair market value on the dates of grant or $0.12 per share based on the quoted trading price and recorded deferred consulting expense of $108,000 to be amortized over the service period. In addition, we granted a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant has a term expiring January 31, 2009. 1,000,000 of the warrants are exercisable at $0.20 per share and 1,000,000 of the warrants are exercisable at $0.25 per share. As of March 31, 2006 these shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

Item 3 - Defaults Upon Senior Securities

         None

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

                                       TRANSAX INTERNATIONAL LIMITED


         Date:  May 19, 2006           By: /s/ Stephen Walters
                                           -------------------
                                           Stephen Walters
                                           Chief Executive Officer


         Date:  May 19, 2006           By: /s/ Adam Wasserman
                                           ------------------
                                           Adam Wasserman
                                           Principal Financial and
                                           Accounting Officer