Form 10QSB/A
period 2005-06-30
TRANSAX INTERNATIONAL LTD
filed 2006-07-10
CIK 1097896

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

We are amending this Form 10-QSB for the periods ended June 30, 2005 to restate our unaudited financial statements at June 30, 2005 and for the three and six months ended June 30, 2005. After reviewing certain accounting principles we have applied in previously issued financial statements, management has determined that the Company's accounting for the embedded derivative option related to the Company's debenture payable should have been classified as a liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its quarterly financial statements as of June 30, 2005 and for the three and six-month periods then ended. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing total assets by $33,479, increasing liabilities by $80,533, increasing the stockholders' deficit by $47,055 as of June 30, 2005, and decreasing the Company's net loss by $15,445 for the three and six months ended June 30, 2005, respectively. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the six months ended June 30, 2005 but did not impact cash at the end of the period.

Please see NOTE 9 - RESTATEMENT contained in the Notes to Consolidated Financial Statements (Unaudited) appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the period ended June 30, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of June 30, 2005 (Unaudited), Statement of Operations for the three and six-month periods ended June 30, 2005 (Unaudited), Statement of Cash Flows for the six-month period ended June 30, 2005 (Unaudited), and Notes to Consolidated Financial Statements as of June 30, 2005 (Unaudited), Part 2. Management's Discussion and Analysis or Plan of Operation, and Part 3. Controls and Procedures. Further, Part II Other Information, Item 6. Exhibits of this 10-QSB/A includes currently dated certificates from the Company's President and acting Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended June 30, 2005 as filed on August 18, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

                          TRANSAX INTERNATIONAL LIMITED
                                  FORM 10-QSB/A
                      QUARTERLY PERIOD ENDED JUNE 30, 2005


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

         Consolidated Balance Sheet (Unaudited)
            As of June 30, 2005........................................... 3

         Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended June 30, 2005 and 2004 .... 4

         Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 2005 and 2004............... 5

         Notes to Unaudited Consolidated Financial Statements............. 6-16

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation............................................... 20-25

         Item 3 - Controls and Procedures................................. 25-26


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................................... 27

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds......................................... 28

         Item 3 - Default Upon Senior Securities.......................... 28

         Item 4 - Submission of Matters to a Vote of Security Holders..... 28

         Item 5 - Other Information....................................... 28

         Item 6 - Exhibits................................................ 28

         Signatures....................................................... 28

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                           (As Restated - See Note 9)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................  $    64,221
  Accounts receivable (Net of allowance for doubtful accounts
    of $0) .......................................................      369,726
  Prepaid expenses and other current assets ......................      100,578
                                                                    -----------

     TOTAL CURRENT ASSETS ........................................      534,525

SOFTWARE DEVELOPMENT COSTS, net ..................................      279,878
PROPERTY AND EQUIPMENT, net ......................................      720,758
DEFERRED DEBT OFFERING COSTS .....................................      233,479
OTHER ASSETS .....................................................        2,400
                                                                    -----------

     TOTAL ASSETS ................................................  $ 1,771,040
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ....................  $    71,051
  Current portion of loan payable ................................      202,893
  Accounts payable and accrued expenses ..........................    1,469,994
  Due to related parties .........................................      172,400
  Loan payable - related party ...................................      142,071
  Convertible loans from related party ...........................      274,836
                                                                    -----------

     TOTAL CURRENT LIABILITIES ...................................    2,333,245

LOAN PAYABLE .....................................................      255,237
DEBENTURE PAYABLE, NET OF UNAMORTIZED DISCOUNT OF $218,749 .......       31,251
CONVERTIBLE FEATURE LIABILITY ....................................      265,804
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion ....      404,115
                                                                    -----------

     TOTAL LIABILITIES ...........................................    3,289,652
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
    No shares issued and outstanding .............................            -
  Common stock $.00001 par value; 100,000,000 shares authorized;
    30,122,981 shares issued and outstanding .....................          300
  Paid-in capital ................................................    7,290,288
  Accumulated deficit ............................................   (8,745,797)
  Deferred compensation ..........................................       (9,625)
  Other comprehensive loss - Cumulative foreign currency
    adjustment ...................................................      (53,778)
                                                                    -----------

     TOTAL STOCKHOLDERS' DEFICIT .................................   (1,518,612)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................  $ 1,771,040
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (As Restated - See Note 9)
                                                  (Unaudited)
                                                      FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
REVENUES .......................................  $    861,023    $    312,615    $  1,501,431    $    450,199
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of product support services .............       394,533         161,999         596,996         246,849
  Payroll and related benefits .................       103,073          83,271         207,100         165,213
  Research & development costs .................        50,690          28,616          90,022          47,981
  Professional fees ............................        58,980         (64,058)         71,145          33,581
  Management & consulting fees - related parties        41,250          78,900          74,965         157,800
  Stock based compensation .....................        26,500               -          80,042               -
  Investor relations ...........................           790           2,827          15,635          19,637
  Depreciation and amortization ................        59,027          16,754         103,604          34,751
  General & administrative .....................       181,944          83,015         356,814         184,766
                                                  ------------    ------------    ------------    ------------

     TOTAL OPERATING EXPENSES ..................       916,787         391,324       1,596,323         890,578
                                                  ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ...........................       (55,764)        (78,709)        (94,892)       (440,379)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Loss on derivative liability .................       (15,804)              -         (15,804)              -
  Other income (expense) .......................             -         (11,372)         10,514         (19,203)
  Foreign exchange gains (losses) ..............        23,932          18,191          26,434             881
  Interest expense .............................       (75,618)        (17,514)       (135,836)        (42,651)
  Interest expense - related party .............       (43,788)        (22,810)        (56,277)        (43,032)
                                                  ------------    ------------    ------------    ------------

     TOTAL OTHER EXPENSES ......................      (111,278)        (33,505)       (170,969)       (104,005)
                                                  ------------    ------------    ------------    ------------

NET LOSS .......................................      (167,042)       (112,214)       (265,861)       (544,384)

OTHER COMPREHENSIVE INCOME:
  Unrealized foreign currency translation
   gain (loss) .................................       (75,051)          1,496           8,874          19,054
                                                  ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS .............................  $   (242,093)       (110,718)   $   (256,987)   $   (525,330)
                                                  ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED ..............................  $      (0.01)   $      (0.01)   $      (0.01)   $      (0.04)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED ............................    29,491,294      15,720,910      29,240,092      15,374,472
                                                  ============    ============    ============    ============

                              The accompanying notes are an integral part of these
                                       consolidated financial statements.

                                                      -4-

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (As Restated - See Note 9)
                                   (Unaudited)

                                                            For the Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................  $(265,861)  $(544,384)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization .....................    103,604      75,651
     Amortization of development costs .................     66,524           -
     Beneficial interest ...............................     31,250           -
     Stock-based compensation ..........................     80,041           -
     Grant of warrants .................................     31,200           -
     Foreign exchange gain .............................    (18,101)          -
     Gain on sale of fixed assets ......................          -        (251)
     Amortization of deferred debt issuance costs ......      4,783           -
     Amortization of debt discount .....................     31,251           -
     Derivative liability loss .........................     15,804

Changes in assets and liabilities:
     Accounts receivable ...............................   (199,528)    (80,114)
     Prepaid expenses and other current assets .........    (49,031)    (13,899)
     Other assets ......................................     (2,400)          -
     Accounts payable and accrued expenses .............    379,254      98,250
     Accrued interest payable, related party ...........     24,777      43,032
     Accrued interest payable ..........................      5,237       7,133
     Due to related parties ............................      1,191     162,316
     Accrued payroll and related expenses ..............          -     130,660
     Other .............................................          -       7,081
     Accounts payable and accrued expenses  - long-term      11,050           -
                                                          ---------   ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....    251,045    (114,525)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ...............   (103,358)   (131,212)
  Proceeds from disposal of property and equipment .....          -       3,113
  Acquisition of property and equipment ................   (381,046)     (3,432)
                                                          ---------   ---------

NET CASH USED IN INVESTING ACTIVITIES ..................   (484,404)   (131,531)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party ..........................          -      82,500
  Advances from non-related company ....................          -      24,000
  Repayment of advances from related party .............    (35,000)          -
  Repayments under capital lease obligations ...........    (20,962)    (27,131)
  Proceeds from convertible debenture ..................    336,738           -
  Proceeds from loan payable ...........................    141,982           -
  Proceeds from loan - related party ...................          -     139,500
  Repayment of from loan - related party ...............    (15,084)          -
                                                          ---------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..............    407,674     218,869
                                                          ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................   (114,184)     23,096
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH ........................     60,131      (4,091)

CASH, BEGINNING OF PERIOD ..............................      4,090      10,472
                                                          ---------   ---------

CASH, END OF PERIOD ....................................  $  64,221   $   6,381
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ...............................  $  15,084   $  31,564
                                                          =========   =========
  Cash paid for income taxes ...........................  $       -   $       -
                                                          =========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ....  $ 137,971   $ 112,500
                                                          =========   =========
  Common stock issued for services .....................  $  80,041   $       -
                                                          =========   =========
  Grant of common stock warrants in connection debt
   conversion ..........................................  $  31,200   $       -
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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued)

                                                   Six months ended June 30,
                                                   -------------------------
                                                      2005           2004
                                                   ---------      ---------
     Net loss as reported ......................   $(265,861)     $(544,384)
     Less: total stock-based employee
     compensation expense determined under
     fair value based method, net of related tax
     effect ....................................     (50,871)             -
                                                   ---------      ---------

     Pro forma net loss ........................   $(316,732)     $(544,384)
                                                   =========      =========

       Basic and diluted loss per share:
           As reported .........................   $    (.01)     $    (.04)
                                                   =========      =========
           Pro forma ...........................   $    (.01)     $    (.04)
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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in the process of evaluating the impact of this pronouncement on its financial position.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since upon conversion the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability in accordance with SFAS 133 and EITF 00-19. The change in the fair value of the liability for derivative contracts will be credited to other income/(expense) in the consolidated statements of operations.

The embedded derivative included in this debenture resulted in an initial debt discount of $250,000 and an initial loss on the valuation of derivative liabilities of $44,299. The debt discount is being amortized over the term of the debenture. At the end of each reporting period, the Company revalues this derivative liability. For the six months ended June 30, 2005, after adjustment, the Company recorded a loss on valuation of derivative liability of $15,804.

The amount allocated as a discount on the debenture for the value of the conversion option is being amortized to interest expense, using the effective interest method, over the term of the debenture. Additionally, the Company paid fees of $38,262 in connection with this debenture. These fees are recorded as deferred offering costs on the balance sheet and are being amortized over the debenture term.

Amortization expense for the six months ended June 30, 2005 for both the discount on the debenture and the deferred offering costs was approximately $36,000 and is included in interest expense.

At the date of inception and at the valuation date of June 30, 2005, the following assumptions were applied to the convertible debt:

                                           At Inception    At June 30, 2005
                                           ------------    ----------------
         Market Price: ................       $ 0.140          $ 0.100
         Exercise Price: ..............       $ 0.104          $ 0.128
         Term: ........................       2 Years         1.75 Years
         Volatility: ..................         203%             206%
         Risk-free interest rate: .....        3.25%            3.64%

The convertible debenture liability is as follows at June 30, 2005:

         Convertible debenture payable ...............       $ 250,000
         Less: unamortized discount on debenture .....        (218,749)
                                                             ---------
         Convertible debenture, net ..................       $  31,251
                                                             =========

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

Common Stock (continued)

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

On June 28, 2005, the holder of the related party loans (see note 2) exercised the conversion feature. Accordingly, the Company issued 400,000 shares at the conversion price of $.125 per share and 400,000 warrants to purchase common stock of the Company at $.25 per share (see note 3) for the conversion of principal balance of $50,000. The Company also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans.

On June 28, 2005, the Company issued 300,000 shares of common stock at $.11 per share, the fair market value on the date of grant, to this officer/director for settlement of $33,000 of this debt.

Stock Options

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

Stock Options (continued)

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

                                             Six Months Ended   Six Months Ended
                                                  June 30,           June 30,
                                                    2005               2004
                                             ----------------   ----------------
Net sales to Unaffiliated Customers:
  Brazil ...............................       $ 1,501,431        $   450,199
  USA ..................................                 -                  -
  Singapore ............................                 -                  -
  Australia ............................                 -                  -
  Mauritius ............................                 -                  -
                                               -----------        -----------

     Total Sales .......................         1,501,431            450,199
                                               -----------        -----------

Operating Expenses:
  Brazil ...............................         1,216,321            662,392
  USA ..................................           336,595            206,871
  Singapore ............................                 -                  -
  Australia ............................             7,176                 85
  Mauritius ............................            36,231             21,230
                                               -----------        -----------

  Total Operating Expenses .............         1,596,323            890,578
                                               -----------        -----------

Loss from operations ...................           (94,892)          (440,379)
                                               -----------        -----------

Other income (expenses):
  Brazil ...............................           (59,242)           (54,722)
  USA ..................................          (119,677)           (49,709)
  Australia ............................             7,950                426
                                               -----------        -----------
                                                  (170,969)          (104,005)
                                               -----------        -----------

Net loss as reported in the
 accompanying statements ...............       $  (265,861)       $  (544,384)
                                               ===========        ===========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 7 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $8,745,797, has a stockholders' deficit of $1,518,612 at June 30, 2005 and has a working capital deficit of $1,798,720. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2005 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2005, these deficiencies (including interest and fines) amounted to approximately $762,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.

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

NOTE 9 - RESTATEMENT

After reviewing certain accounting principles, the Company had applied in previously issued financial statements, management has determined that the Company's accounting for the embedded derivative option related to the Company's debenture payable should have been classified as a liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its quarterly financial statements as of June 30, 2005 and for the three and six months then ended. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing total assets by $33,479, increasing liabilities by $80,533, increasing the stockholders' deficit by $47,055 as of June 30, 2005, and decreasing the Company's net loss by $15,445 for the three and six months ended June 30, 2005, respectively. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the six months ended June 30, 2005 but did not impact cash at the end of the period. Accordingly, the adjustments to the balance sheet, statement of operations, and statement of cash flows are summarized as follows:

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 9 - RESTATEMENT (CONTINUED)

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                                         INITIAL                        AS
ASSETS                                                                   FILING      RESTATEMENT     RESTATED
                                                                       -----------   -----------   -----------
CURRENT ASSETS:
  Cash ..............................................................  $    64,221             -   $    64,221
  Accounts receivable (Net of allowance for doubtful accounts of $0)       369,726             -       369,726
  Prepaid expenses and other current assets .........................      100,578             -       100,578
                                                                       -----------   -----------   -----------
     TOTAL CURRENT ASSETS ...........................................      534,525             -       534,525

SOFTWARE DEVELOPMENT COSTS, net .....................................      279,878             -       279,878
PROPERTY AND EQUIPMENT, net .........................................      720,758             -       720,758
DEFERRED DEBT OFFERING COSTS ........................................      200,000        33,479       233,479
OTHER ASSETS ........................................................        2,400             -         2,400
                                                                       -----------   -----------   -----------
     TOTAL ASSETS ...................................................  $ 1,737,561   $    33,479   $ 1,771,040
                                                                       ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of capital lease obligation .......................  $    71,051             -   $    71,051

  Current portion of loan payable ...................................      202,893             -       202,893
  Accounts payable and accrued expenses .............................    1,469,994             -     1,469,994
  Due to related parties ............................................      172,400             -       172,400
  Loan payable - related party ......................................      142,071             -       142,071
  Convertible loans from related party ..............................      274,836             -       274,836
                                                                       -----------   -----------   -----------
     TOTAL CURRENT LIABILITIES ......................................    2,333,245             -     2,333,245

LOAN PAYABLE ........................................................      255,237             -       255,237
DEBENTURE PAYABLE, NET ..............................................      216,521      (185,271)       31,250
CONVERSION FEATURE LIABILITY ........................................            -       265,804       265,804
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion .......      404,115             -       404,115
                                                                       -----------   -----------   -----------
     TOTAL LIABILITIES ..............................................    3,209,118        80,533     3,289,651
                                                                       -----------   -----------   -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
    No shares issued and outstanding ................................            -             -             -
  Common stock $.00001 par value; 100,000,000 shares authorized;
    30,122,981 shares issued and outstanding ........................          300             -           300
  Paid-in capital ...................................................    7,352,788       (62,500)    7,290,288
  Accumulated deficit ...............................................   (8,761,242)       15,446     8,745,796
  Deferred compensation .............................................       (9,625)            -         9,625
  Other comprehensive loss - Cumulative foreign currency adjustment .      (53,778)            -        53,778
                                                                       -----------   -----------   -----------

     TOTAL STOCKHOLDERS' DEFICIT ....................................   (1,471,557)      (47,054)   (1,518,611)
                                                                       -----------   -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................  $ 1,737,561   $    33,479   $ 1,771,040
                                                                       ===========   ===========   ===========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 9 - RESTATEMENT (CONTINUED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                                                ----------------------------------------------
                                                                   INITIAL                             AS
                                                                   FILING         RESTATEMENT       RESTATED
                                                                ------------     ------------     ------------
LOSS FROM OPERATIONS .......................................    $    (55,764)    $          -     $    (55,764)
                                                                ------------     ------------     ------------

OTHER INCOME (EXPENSES):
  Foreign exchange gains (losses) ..........................          23,932                -           23,932
  Loss on derivative liability .............................               -          (15,804)         (15,804)
  Interest expense .........................................        (106,867)          31,250          (75,617)
  Interest expense - related party .........................         (43,788)               -          (43,788)
                                                                ------------     ------------     ------------

     TOTAL OTHER EXPENSES ..................................        (126,723)          15,446         (111,277)
                                                                ------------     ------------     ------------

NET LOSS ...................................................        (182,487)          15,446         (167,041)
OTHER COMPREHENSIVE INCOME:
  Unrealized foreign currency translation loss .............         (75,051)               -          (75,051)
                                                                ------------     ------------     ------------

COMPREHENSIVE LOSS .........................................        (257,538)          15,446         (242,092)
                                                                ============     ============     ============
NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED ........................................           (0.01)                            (0.01)
                                                                ============                      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED ....      29,491,294                        29,491,294
                                                                ============                      ============



                                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                                ----------------------------------------------

LOSS FROM OPERATIONS .......................................    $    (94,892)            $  -     $    (94,892)
                                                                ------------     ------------     ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ...................................          10,514                -           10,514
  Foreign exchange gains (losses) ..........................          26,434                -           26,434
  Loss on derivative liability .............................               -          (15,804)         (15,804)
  Interest expense .........................................        (167,085)          31,250         (135,835)
  Interest expense - related party .........................         (56,277)               -          (56,277)
                                                                ------------     ------------     ------------

     TOTAL OTHER EXPENSES ..................................        (186,414)          15,446         (170,968)
                                                                ------------     ------------     ------------

NET LOSS ...................................................        (281,306)          15,446         (265,860)
OTHER COMPREHENSIVE INCOME:

   Unrealized foreign currency translation gain ............           8,874                -            8,874
                                                                ------------     ------------     ------------

COMPREHENSIVE LOSS .........................................        (272,432)    $     15,446     $   (256,986)
                                                                ============     ============     ============
NET LOSS PER COMMON SHARE:

  BASIC AND DILUTED ........................................           (0.01)                            (0.01)
                                                                ============                      ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED ....      29,240,092                        29,491,294
                                                                ============                      ============

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 9 - RESTATEMENT (CONTINUED)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          INITIAL                        AS
                                                                          FILING      RESTATEMENT     RESTATED
                                                                         ---------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................    $(281,306)    $  15,446     $(265,860)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ..................................      103,604             -       103,604
     Amortization of development costs ..............................       66,524             -        66,524
     Beneficial interest ............................................       93,750       (62,500)       31,250
     Stock-based compensation .......................................       80,041             -        80,041
     Grant of warrants ..............................................       31,200             -        31,200
     Foreign exchange gain ..........................................      (18,101)            -       (18,101)
     Loss on derivative liability ...................................            -        15,804        15,804
     Amortization of deferred debt issuance costs and debt discount .        4,783        31,250        36,033

Changes in assets and liabilities:
     Accounts receivable ............................................     (199,528)            -      (199,528)
     Prepaid expenses and other current assets ......................      (49,031)            -       (49,031)
     Other assets ...................................................       (2,400)            -        (2,400)
     Accounts payable and accrued expenses ..........................      379,253             -       379,253
     Accrued interest payable, related party ........................       24,777             -        24,777
     Accrued interest payable .......................................        5,237             -         5,237
     Due to related parties .........................................        1,191             -         1,191
     Accounts payable and accrued expenses  - long-term .............       11,050             -        11,050
                                                                         ---------     ---------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .................      251,045             -       251,045
                                                                         ---------     ---------     ---------

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

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2004

Our net losses during the six-month period ended June 30, 2005 were $265,861 compared to a net loss of $544,384 during the six-month period ended June 30, 2004. During the six month period ended June 30, 2005, we generated $1,501,431 in net revenues compared to $450,199 in net revenues for the six months ended June 30, 2004, an increase of $1,051,232 or 233.5%. The significant increase in revenues is due to the continued rollout of software contracts in Brazil. We undertook approximately 3.0 million "real-time" transactions during the first and second quarter of 2005 compared to 1.1 million "real-time" transactions during the same period in 2004. We installed a record 1043 Point of Sales (POS) solutions during the six months ended June 30, 2005. At the end of June 2005 we had 4,600 solutions operational in Brazil including 2345 Point of Sales solutions.

SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2004

During the six-month period ended June 30, 2005, we incurred operating expenses of $1,596,323 compared to operating expenses of $890,578 incurred during the six-month period ended June 30, 2004, an increase of $705,745 or 79.2%. The increase in operating expenses during the six-month period ended June 30, 2005 from the same period in 2004 resulted from: (i) an increase of $350,147, or approximately 141.8%, in cost of product support services resulting from the increase in net revenues; (ii) an increase of $41,887, or approximately 25.4%, in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $172,048, or 93%, in general and administrative expenses resulting from increased operating costs associated with increased operations; (iv) an increase of $80,042, or 100%, in stock-based compensation and consulting fees as a result of an increase in stock issuances to employees, officers and consultants; (v) an increase of $68,853, or approximately 198%, in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations, (vi) an increase in research and development costs of $42,041 related to increased amortization of development costs associated with our software, and (vii) an increase in professional fees of $37,564 related to our SEC filings and filing of a registration statement of form SB-2.

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

We reported a loss from operations of $94,892 for the six-month period ended June 30, 2005 as compared to a loss from operations of $440,379 for the six-month period ended June 30, 2004. Although there can be no assurances, we anticipate that during the fiscal year 2005, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported in the six months ended June 30, 2005. To support these increased sales, we anticipate that our operating expenses will also increase during the fiscal year 2005 as compared to the fiscal 2004. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses increased $66,964, or approximately 64.4%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Included in this change is: (i) an increase in other income of $29,717 due to the income recognized upon settlement of accounts payable balances which were settled for less than the original obligation.; (ii) an increase of $106,430 or approximately 124.2%, in interest expense for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 which reflects an increase in our borrowings during six months ended June 30, 2005, interest expense recorded in connection with the discount on the Convertible Debenture and with the grant of warrants upon debt conversion of $31,200; (iii) an increase of $25,553 in foreign exchange rate gains due to a favorable fluctuation in the exchange rate between Brazil and the United States, and (iv) $15,804 expense recognized for the change in the valuation of the derivative liability.

For the six months ended June 30, 2005, our net loss was $265,861 or $0.01 per common share compared to a net loss of $544,384 or $0.04 per common share for the six month period ended June 30, 2004.

THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2004

Our net losses during the three-month period ended June 30, 2005 were $167,042 compared to a net loss of $112,214 during the three-month period ended June 30, 2004. During the three-month period ended June 30, 2005, we generated $861,023 in net revenues compared to $312,615 in net revenues for the three-months ended June 30, 2004, an increase of $548,408 or 175.4%. The significant increase in revenues is due to the continued rollout of software contracts in Brazil as discussed above.

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

We reported a loss from operations of $55,764 for the three-month period ended June 30, 2005 as compared to a loss from operations of $78,709 for the three-month period ended June 30, 2004.

Total other expenses increased $77,773, or approximately 232.1%, for three months ended June 30, 2005 as compared to three months ended June 30, 2004. Included in this change is: (i) a decrease in other expense of $11,372 as reported for the three months ended June 30, 2004.; (ii) an increase of $79,082, or approximately 196.1%, in interest expense for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, (iii) an increase of $5,741 in foreign exchange rate gains due to a favorable fluctuation in exchange rate between Brazil and the United States, and (iv) $15,804 expense recognized for the change in the valuation of the derivative liability.

Therefore, our net loss during the three month period ended June 30, 2005 was $167,042 or $0.01 per common share compared to a net loss of $112,214 or $0.01 per common share for the three month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our current assets were $534,525 and our current liabilities were $2,333,245, which resulted in a working capital deficit of $1,798,720. As of June 30, 2005, our total assets were $1,771,040 consisting of:
(i) $64,221 in cash; (ii) $100,578 in prepaid expenses and other assets; (iii) $369,726 in accounts receivable; (iv) 279,878 in net software development costs;
(v) $720,758 in net valuation of property and equipment; (vi) deferred debt offering costs of $233,479 which will be amortized into interest expense over time and (vii) $2,400 of other assets.

As of June 30, 2005, our total liabilities were $3,289,652 consisting of: (i) $1,874,109 in long-term and current portion of accounts payable and accrued expenses; (ii) $172,400 due to related parties; (iii) $274,836 in convertible loans to related parties; (iv) $142,071 in loan payable to related parties; (v) $71,051 in long-term and current portion of capital lease obligation; (vi) $31,251 in convertible debenture payable, net of unamortized discount of $218,749; (ix) $458,130 in long-term and current portions of loan payable, and
(x) $265,804 in convertible feature liability related to the convertible debenture.

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

We anticipate an increase in operating expenses over the next three years to pay costs associated with such business operations. We may need to raise additional funds. We may finance these expenses with further issuances of our common stock. We believe that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twelve months. Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our existing common stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available with acceptable terms, we may not be able to conduct our business operations successfully. The outcome of this uncertainty could significantly and materially restrict our overall business operations.

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

We have implemented additional measures as part of changes to our internal controls to determine and ensure that information required to be disclosed in reports filed under the exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) engagement of a third party to assist us with documenting processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act; (ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified by the Securities and Exchange Commission in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity.

On July 7, 2006, we announced that we were restating our Consolidated Balance Sheet at June 30, 2005 and our Consolidated Statement of Operations and Statement of Cash Flows for the period ended June 30, 2005 to properly reflect a embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19.

As a result of the restatement of our Consolidated Balance Sheet, Consolidated Statement of operations and the Consolidated Statement of Cash Flows, our management determined that there was a significant deficiency in our internal control over financial reporting as of June 30, 2005 related to the presentation of derivative liabilities. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation and recording of the derivative liabilities, our management believes that we have corrected this significant deficiency.

Other than the changes related to the proper presentation and recording of derivative liabilities, there were no changes during our last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonably assurance of achieving our objectives and our certifying officers have concluded that our disclosure controls and procedures are effective at a reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

                                        TRANSAX INTERNATIONAL LIMITED


         Date:  July 7, 2006            By: /s/ Stephen Walters
                                            -------------------
                                        Stephen Walters
                                        Chief Executive Officer


         Date:  July 7, 2006            By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Principal Financial and
                                        Accounting Officer