Form 10QSB/A
period 2005-09-30
TRANSAX INTERNATIONAL LTD
filed 2006-07-10
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 2

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 2

We are amending this Form 10-QSB for the periods ended September 30, 2005 to restate our unaudited financial statements at September 30, 2005 and for the three and nine month ended September 30, 2005. After reviewing certain accounting principles we have applied in previously issued financial statements, management has determined that the Company's accounting for the embedded derivative option related to the Company's debenture payable should have been classified as a liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its quarterly financial statements as of September 30, 2005 and for the three and nine-month period then ended. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing total assets by $28,697, increasing liabilities by $158,888, increasing the stockholders' deficit by $130,191 as of September 30, 2005, and increasing the Company's net loss by $83,136 and $67,691 for the three and nine months ended September 30, 2005, respectively. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the nine months ended September 30, 2005 but did not impact cash at the end of the period.

Please see Note 8 - Restatement contained in the Notes to Consolidated Financial Statements (Unaudited) appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the period ended September 30, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of September 30, 2005 (Unaudited), Statement of Operations for the three and nine-month period ended September 30, 2005 (Unaudited), Statement of Cash Flows for the nine-month period ended September 30, 2005 (Unaudited), and Notes to Consolidated Financial Statements as of September 30, 2005 (Unaudited), Part 2. Management's Discussion and Analysis or Plan of Operation, and Part 3. Controls and Procedures. Further,
Part II Other Information, Item 6. Exhibits of this 10-QSB/A includes currently dated certificates from the Company's President and acting Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended September 30, 2005 as filed on November 15, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

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

         Notes to Unaudited Consolidated Financial Statements.............. 6-20

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation................................................21-28

         Item 3 - Controls and Procedures..................................28-29


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings........................................29-30

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds..........................................   30

         Item 3 - Default Upon Senior Securities...........................   31

         Item 4 - Submission of Matters to a Vote of Security Holders......   31

         Item 5 - Other Information........................................   31

         Item 6 - Exhibits.................................................   31

         Signatures........................................................   31

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                           (As Restated - See Note 8)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash ............................................................ $    12,261
  Accounts receivable (Net of allowance for doubtful accounts
   of $0) .........................................................     379,286
  Prepaid expenses and other current assets .......................     144,351
                                                                    -----------

     TOTAL CURRENT ASSETS .........................................     535,898

SOFTWARE DEVELOPMENT COSTS, net ...................................     292,035
PROPERTY AND EQUIPMENT, net .......................................     694,762
DEFERRED DEBT OFFERING COSTS ......................................     228,697
OTHER ASSETS ......................................................       2,400
                                                                    -----------

     TOTAL ASSETS ................................................. $ 1,753,792
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ..................... $    48,122
  Current portion of loan payable .................................     433,852
  Accounts payable and accrued expenses ...........................   1,482,131
  Due to related parties ..........................................     179,953
  Loan payable - related party ....................................     205,836
  Convertible loans from related party ............................     197,578
                                                                    -----------

     TOTAL CURRENT LIABILITIES ....................................   2,547,470

DEBENTURE PAYABLE, NET OF UNAMORTISED DISCOUNT OF $187,500 ........      62,500
CONVERSION FEATURE LIABILITY ......................................     317,690
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion .....     427,430
                                                                    -----------

     TOTAL LIABILITIES ............................................   3,355,092
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
   No shares issued and outstanding ...............................           -
  Common stock $.00001 par value; 100,000,000 shares authorized;
   31,200,949 shares issued and outstanding .......................         312
  Paid-in capital .................................................   7,537,567
  Accumulated deficit .............................................  (9,063,577)
  Deferred compensation ...........................................     (17,500)
  Other comprehensive loss - Cumulative foreign currency adjustment     (58,102)
                                                                    -----------

     TOTAL STOCKHOLDERS' DEFICIT ..................................  (1,601,300)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................. $ 1,753,792
                                                                    ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (As Restated - See Note 8)
                                                  (Unaudited)
                                                     FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                         2005           2004           2005           2004
                                                     ------------   ------------   ------------   ------------
REVENUES ..........................................  $    948,993   $    322,377   $  2,450,424   $    772,576
                                                     ------------   ------------   ------------   ------------

OPERATING EXPENSES:
  Cost of product support services ................       298,251        145,412        895,247        392,261
  Payroll and related benefits ....................       111,797        104,638        318,897        269,851
  Software maintenance costs ......................        47,704         29,846        137,726         77,827
  Professional fees ...............................        63,966        108,647        135,111        142,228
  Management and consulting fees - related parties         41,250         99,058        116,215        256,858
  Stock based compensation and consulting .........             -        265,011         80,042        265,011
  Investor relations ..............................        54,815         90,660         70,449        110,297
  Depreciation and amortization ...................        73,050          8,280        176,654         43,031
  General & administrative ........................       267,832        113,259        624,646        298,025
                                                     ------------   ------------   ------------   ------------

     TOTAL OPERATING EXPENSES .....................       958,665        964,811      2,554,987      1,855,389
                                                     ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS ..............................        (9,672)      (642,434)      (104,563)    (1,082,813)
                                                     ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ..........................             -        (10,424)        10,514        (29,627)
  Foreign exchange gains ..........................           428            197         26,862          1,078
  Loss on derivative liability ....................       (51,886)             -        (67,690)             -
  Interest expense ................................      (146,646)       (31,176)      (282,482)       (73,827)
  Interest expense - related party ................      (110,004)       (24,727)      (166,281)       (67,759)
                                                     ------------   ------------   ------------   ------------

     TOTAL OTHER EXPENSES .........................      (308,108)       (66,130)      (479,077)      (170,135)
                                                     ------------   ------------   ------------   ------------

NET LOSS ..........................................      (317,780)      (708,564)      (583,641)    (1,252,948)

OTHER COMPREHENSIVE INCOME:
  Unrealized foreign currency translation gain
   (loss) .........................................        (4,324)             -          4,550              -
                                                     ------------   ------------   ------------   ------------

COMPREHENSIVE LOSS ................................  $   (322,104)      (708,564)  $   (579,091)  $ (1,252,948)
                                                     ============   ============   ============   ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED .................................  $      (0.01)  $      (0.04)  $      (0.02)  $      (0.08)
                                                     ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED ...............................    30,296,894     16,665,608     29,596,231     15,807,994
                                                     ============   ============   ============   ============

                              The accompanying notes are an integral part of these
                                  unaudited consolidated financial statements.

                                                      -4-

                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (As Restated - See Note 8)
                                                  (Unaudited)
                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                     2005              2004
                                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................      $  (583,641)      $(1,252,948)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ........................................          176,654           106,641
     Amortization of software maintenance costs ...........................          106,590                 -
     Beneficial interest ..................................................           31,250                 -
     Stock-based compensation and consulting ..............................          102,166           186,311
     Grant of warrants ....................................................          129,745            78,700
     Gain on sale of fixed assets .........................................                -              (251)
     Amortization of deferred debt issuance costs .........................            9,566                 -
     Amortization of debt discount.........................................           62,500                 -
     Derivative loss.......................................................           67,690                 -

Changes in assets and liabilities:
     Accounts receivable ..................................................         (209,088)         (142,125)
     Prepaid expenses and other current assets ............................          (92,804)          (23,009)
     Other assets .........................................................           (2,400)                -
     Accounts payable and accrued expenses ................................          391,390           136,523
     Accrued interest payable, related party ..............................           17,929            67,759
     Accrued interest payable .............................................            5,237            73,827
     Due to related parties ...............................................           42,744           324,699
     Accrued payroll and related expenses .................................                -           304,563
     Debt settlement by issuance of shares and exercise of options ........                -           154,418
     Accounts payable and accrued expenses  - long-term ...................           34,365                 -
                                                                                 -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES .................................          289,893            15,108
                                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ..................................         (155,581)         (236,353)
  Proceeds from disposal of property and equipment ........................                -             3,113
  Acquisition of property and equipment ...................................         (428,100)           (3,852)
                                                                                 -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES .....................................         (583,681)         (237,092)
                                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party .............................................                -            10,000
  Advances from non-related company .......................................                -           114,000
  Repayment of advances from related party ................................          (35,000)                -
  Repayments under capital lease obligations ..............................          (43,891)          (37,483)
  Proceeds from convertible debenture .....................................          336,738                 -
  Proceeds from loan payable ..............................................          117,704                 -
  Proceeds from loan - related party ......................................           60,000           141,806
  Repayment of from loan - related party ..................................          (15,084)                -
                                                                                 -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................................          420,467           228,323
                                                                                 -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................         (118,508)          (11,149)
                                                                                 -----------       -----------

NET INCREASE (DECREASE) IN CASH ...........................................            8,171            (4,810)

CASH, BEGINNING OF PERIOD .................................................            4,090            10,472
                                                                                 -----------       -----------

CASH, END OF PERIOD .......................................................      $    12,261       $     5,662
                                                                                 ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ..................................................      $    20,188       $   141,583
                                                                                 ===========       ===========
  Cash paid for income taxes ..............................................      $         -       $         -
                                                                                 ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest .......................      $   256,717       $   148,500
                                                                                 ===========       ===========
  Common stock issued for services ........................................      $   102,166       $   265,011
                                                                                 ===========       ===========
  Grant of common stock warrants in connection debt conversion ............      $   129,745       $    78,700
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

Stock-based compensation
------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 123,"Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities toprovide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     2005               2004
                                                 ------------       ------------
Net loss as reported ......................      $  (583,641)       $(1,252,948)
Less: total stock-based employee
compensation expense determined under
fair value based method, net of related tax
effect ....................................          (50,871)          (265,011)
                                                 -----------        -----------

Pro forma net loss ........................      $  (634,512)       $(1,517,959)
                                                 ===========        ===========

  Basic and diluted loss per share:
      As reported .........................      $      (.02)       $      (.08)
                                                 ===========        ===========
      Pro forma ...........................      $      (.02)       $      (.09)
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

Convertible Loans Payable (continued)
-------------------------------------

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since upon conversion the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability in accordance with SFAS 133 and EITF 00-19.The change in the fair value of the liability for derivative contracts will be credited to other income/(expense) in the consolidated statements of operations.

The embedded derivative included in this debenture resulted in an initial debt discount of $250,000 and an initial loss on the valuation of derivative liabilities of $44,299. The debt discount is being amortized over the term of the debenture. At the end of each reporting period, the Company revalues this derivative liability. For the nine months ended September 30, 2005, after adjustment, the Company recorded a loss on valuation of derivative liability of $67,690.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Debenture Payable (continued)
-----------------------------

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

Amortization expense for the nine months ended September 30, 2005 for both the discount on the debenture and the deferred offering costs was approximately $72,100 and is included in interest expense.

At the date of inception and at the valuation date of September 30, 2005, the following assumptions were applied to the convertible debt:

                                       At Inception        At September 30, 2005
                                       ------------        ---------------------
Market Price: .................           $ 0.140                 $ 0.190
Exercise Price: ...............           $ 0.104                 $ 0.128
Term: .........................           2 Years                1.5 Years
Volatility: ...................            203%                     218%
Risk-free interest rate: ......            3.25%                   3.75%

The convertible debenture liability is as follows at September 30, 2005:

Convertible debentures payable .............   $ 250,000

Less: unamortized discount on debentures ...    (187,500)
                                               ---------

Convertible debentures, net ................   $  62,500
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

                                           Nine Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                                 2005                 2004
                                           -----------------   -----------------
Net sales to Unaffiliated Customers:
  Brazil .............................        $ 2,450,424         $   772,576
  USA ................................                  -                   -
  Singapore ..........................                  -                   -
  Australia ..........................                  -                   -
  Mauritius ..........................                  -                   -
                                              -----------         -----------

     Total Sales .....................          2,450,424             772,576
                                              -----------         -----------

Operating Expenses:
  Brazil .............................          1,955,458           1,049,166
  USA ................................            540,163             739,435
  Singapore ..........................                  -                   -
  Australia ..........................              9,131              32,429
  Mauritius ..........................             50,235              34,359
                                              -----------         -----------

  Total Operating Expenses ...........          2,554,987           1,855,389
                                              -----------         -----------

Loss from operations .................           (104,563)         (1,082,813)
                                              -----------         -----------

Other income (expenses):
  Brazil .............................           (155,857)            (90,763)
  USA ................................           (331,391)            (82,808)
  Australia ..........................              8,171               3,436
                                              -----------         -----------
                                                 (479,077)           (170,135)
                                              -----------         -----------

Net loss as reported in the
 accompanying statements .............        $  (583,641)        $(1,252,948)
                                              ===========         ===========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 7 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $9,063,577, has a stockholders' deficit of $1,601,300 at September 30, 2005 and has a working capital deficit of $2,011,574. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2005 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2005, these deficiencies (including interest and fines) amounted to approximately $620,800. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - RESTATEMENT

After reviewing certain accounting principles the Company has applied in previously issued financial statements, management has determined that the Company's accounting for the embedded derivative option related to the Company's debenture payable should have been classified as a liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its quarterly financial statements as of September 30, 2005 and for the three and nine months then ended. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing total assets by $28,697, increasing liabilities by $158,888, increasing the stockholders' deficit by $130,191 as of September 30, 2005, and increasing the Company's net loss by $83,136 and $67,691 for the three and nine months ended September 30, 2005, respectively. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the nine months ended September 30, 2005 but did not impact cash at the end of the period. Accordingly, the adjustments to the balance sheet, statement of operations, and statement of cash flows are summarized as follows:

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - RESTATEMENT (CONTINUED)

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                         INITIAL                        AS
                                                                         FILING      RESTATEMENT     RESTATED
                                                                       -----------   -----------   -----------
                                     ASSETS
CURRENT ASSETS:
  Cash ..............................................................  $    12,261   $         -   $    12,261
  Accounts receivable (Net of allowance for doubtful accounts of $0)       379,286             -       379,286
  Prepaid expenses and other current assets .........................      144,351             -       144,351
                                                                       -----------   -----------   -----------

     TOTAL CURRENT ASSETS ...........................................      535,898             -       535,898

SOFTWARE DEVELOPMENT COSTS, net .....................................      292,035             -       292,035
PROPERTY AND EQUIPMENT, net .........................................      694,762             -       694,762
DEFERRED DEBT OFFERING COSTS ........................................      200,000        28,697       228,697
OTHER ASSETS ........................................................        2,400             -         2,400
                                                                       -----------   -----------   -----------
     TOTAL ASSETS ...................................................  $ 1,725,095   $    28,697   $ 1,753,792
                                                                       ===========   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation .......................  $    48,122   $         -   $    48,122
  Current portion of loan payable ...................................      433,852             -       433,852
  Accounts payable and accrued expenses .............................    1,482,129             2     1,482,131
  Due to related parties ............................................      179,953             -       179,953
  Loan payable - related party ......................................      205,836             -       205,836
  Convertible loans from related party ..............................      197,578             -       197,578
                                                                       -----------   -----------   -----------

     TOTAL CURRENT LIABILITIES ......................................    2,547,470             2     2,547,472

DEBENTURE PAYABLE, NET ..............................................      221,304      (158,804)       62,500
Conversion feature on convertible debenture .........................            -       317,690       317,690
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion .......      427,430             -       427,430
                                                                       -----------   -----------   -----------

     TOTAL LIABILITIES ..............................................    3,196,204       158,888     3,355,092
                                                                       -----------   -----------   -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
    No shares issued and outstanding ................................            -             -             -
  Common stock $.00001 par value; 100,000,000 shares authorized;
    31,200,949 shares issued and outstanding ........................          312             -           312
  Paid-in capital ...................................................    7,600,067       (62,500)    7,537,567
  Accumulated deficit ...............................................   (8,995,886)      (67,691)   (9,063,577)
  Deferred compensation .............................................      (17,500)            -       (17,500)
  Other comprehensive loss - Cumulative foreign currency adjustment .      (58,102)            -       (58,102)
                                                                       -----------   -----------   -----------
     TOTAL STOCKHOLDERS' DEFICIT ....................................   (1,471,109)     (130,191)   (1,601,300)
                                                                       -----------   -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................  $ 1,725,095   $    28,697   $ 1,753,792
                                                                       ===========   ===========   ===========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - RESTATEMENT (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                For the Three Months ended September 30, 2005
                                                                ----------------------------------------------
                                                                   INITIAL                             AS
                                                                   FILING        RESTATEMENT        RESTATED
                                                                ------------     ------------     ------------
LOSS FROM OPERATIONS .......................................    $     (9,671)    $         (1)    $     (9,672)
                                                                ------------     ------------     ------------

OTHER INCOME (EXPENSES):
  Foreign exchange gains ...................................             428                -              428
  Loss on derivative liability .............................               -          (51,886)         (51,886)

  Interest expense .........................................        (115,397)         (31,249)        (146,646)
  Interest expense - related party .........................        (110,004)               -         (110,004)
                                                                ------------     ------------     ------------

     TOTAL OTHER EXPENSES ..................................        (224,973)         (83,135)        (308,108)
                                                                ------------     ------------     ------------

NET LOSS ...................................................        (234,644)         (83,136)        (317,780)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation gain (loss) .....          (4,324)               -           (4,324)
                                                                ------------     ------------     ------------

COMPREHENSIVE LOSS .........................................    $   (238,968)    $    (83,136)        (322,104)
                                                                ============     ============     ============

NET LOSS PER COMMON SHARE: BASIC AND DILUTED ...............    $      (0.01)                     $      (0.01)
                                                                ============                      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED ....      30,296,894                        30,296,894
                                                                ============                      ============


                                                                 For the Nine Months ended September 30, 2005
                                                                ----------------------------------------------
LOSS FROM OPERATIONS .......................................    $   (104,563)    $         (1)    $   (104,564)
                                                                ------------     ------------     ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ...................................          10,514                -           10,514
  Foreign exchange gains ...................................          26,862                -           26,862
  Loss on derivative liability .............................               -          (67,690)         (67,690)
  Interest expense .........................................        (282,482)               -         (282,482)
  Interest expense - related party .........................        (166,281)               -         (166,281)
                                                                ------------     ------------     ------------

     TOTAL OTHER EXPENSES ..................................        (411,387)         (67,690)        (479,077)
                                                                ------------     ------------     ------------

NET LOSS ...................................................        (515,950)         (67,691)        (583,641)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation gain (loss) .....           4,550                -            4,550
                                                                ------------     ------------     ------------

COMPREHENSIVE LOSS .........................................    $   (511,400)    $    (67,691)    $   (579,091)
                                                                ============     ============     ============

NET LOSS PER COMMON SHARE: BASIC AND DILUTED ...............    $      (0.02)                     $      (0.02)
                                                                ============                      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED ....      29,596,231                        29,596,231
                                                                ============                      ============

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - RESTATEMENT (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   INITIAL                             AS
                                                                   FILING        RESTATEMENT        RESTATED
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................    $   (515,950)    $    (67,691)    $   (583,641)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization .........................         176,654                -          176,654
     Amortization of software maintenance costs ............         106,590                -          106,590
     Beneficial interest ...................................          93,750          (62,500)          31,250
     Stock-based compensation and consulting ...............         102,166                -          102,166
     Grant of warrants .....................................         129,745                -          129,745
     Loss on derivative liability ..........................               -           67,690           67,690
     Amortization of deferred debt issuance costs ..........           9,566           62,500           72,066

Changes in assets and liabilities:
     Accounts receivable ...................................        (209,088)               -         (209,088)
     Prepaid expenses and other current assets .............         (92,804)               -          (92,804)
     Other assets ..........................................          (2,400)               -           (2,400)
     Accounts payable and accrued expenses .................         391,388                1          391,389
     Accrued interest payable, related party ...............          17,929                -           17,929
     Accrued interest payable ..............................           5,237                -            5,237
     Due to related parties ................................          42,744                -           42,744
     Accounts payable and accrued expenses  - long-term ....          34,365                -           34,365
                                                                ------------     ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..................         289,893                -          289,893
                                                                ------------     ------------     ------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB/A contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

GENERAL

Transax International Limited, a Colorado corporation (the "Company"), currently trades on the OTC Bulletin Board under the symbol "TNSX"". Transax International Limited is referred to in this Form 10-QSB/A as "we".

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

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

Our net losses during the nine-month period ended September 30, 2005 were $583,641 compared to a net loss of $1,252,948 during the nine-month period ended September 30, 2004. During the nine month period ended September 30, 2005, we generated $2,450,424 in net revenues compared to $772,576 in net revenues for the nine months ended September 30, 2004, an increase of $1,677,848, or 217.2%. The significant increase in revenues is due to the continued rollout of software contracts in Brazil. We undertook approximately 4.75 million "real-time" transactions during the nine month period ended September 30, 2005 compared to
3.1 million "real-time" transactions during the same period in 2004. We installed a record 1393 Point of Sales (POS) solutions during the nine months ended September 30, 2005. At the end of September 2005 we had 5,000 solutions operational in Brazil, including 2,500 Point of Sales solutions.

During the nine-month period ended September 30, 2005, we incurred operating expenses of $2,554,988 compared to operating expenses of $1,855,389 incurred during the nine-month period ended September 30, 2004, an increase of $699,599 or 37.7%. The increase in operating expenses during the nine-month period ended September 30, 2005 from the same period in 2004 resulted from: (i) an increase of $502,986, or approximately 128.2%, in cost of product support services resulting from the increase in net revenues; (ii) an increase of $49,046, or approximately 18.2%, in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $326,621, or 109.6%, in general and administrative expenses resulting from increased operating costs associated with increased operations; (iv) an increase of $133,623, or approximately 310.5%, in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations, and (v) an increase in software maintenance costs of $59,899, or 77%, related to increased amortization of software maintenance costs associated with our software.

Certain operating expenses, however, decreased during the nine-month period ended September 30, 2005 from the same period in 2004 as follows: (i) a decrease of $140,643, or 54.8%, in management and consulting fees, which is attributable to a decrease in the use of consultants; (ii) a decrease of $184,969, or 69.8%, in stock-based compensation and consulting fees as a result of a decrease in stock issuances to employees, officers and consultants; (iii) a decrease of $39,847, or approximately, 36.1%, in investor relation fees attributable to a decrease in the use of investor relations services, and (vi) a decrease in professional fees of $7,117 related to our SEC filings and filing of a registration statement of form SB-2.

We reported a loss from operations of $104,564 for the nine-month period ended September 30, 2005 as compared to a loss from operations of $1,082,813 for the nine-month period ended September 30, 2004.

Total other expenses increased $308,942, or approximately 181.6%, for nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Included in this change is: (i) an increase in other income of $40,141 due to the income recognized upon settlement of accounts payable balances which were settled for less than the original obligation.; (ii) an increase of $307,177 or approximately 217%, in interest expense for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, which reflects an increase in our borrowings during nine months ended September 30, 2005, the recording of beneficial interest of $31,250 and interest expense recorded in connection with the grant of warrants upon debt conversion of $129,745, (iii) an increase of $25,784 in foreign exchange rate gains due to a favorable fluctuation in the exchange rate between Brazil and the United States and (iv) a $67,690 loss on the valuation of the derivative liability.

For the nine months ended September 30, 2005, our net loss was $583,641 or $0.02 per common share compared to a net loss of $1,252,948 or $0.08 per common share for the nine month period ended September 30, 2004.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

Our net losses during the three-month period ended September 30, 2005 were $317,780 compared to a net loss of $708,564 during the three-month period ended September 30, 2004. During the three-month period ended September 30, 2005, we generated $948,993 in net revenues compared to $322,377 in net revenues for the three-months ended September 30, 2004, an increase of $626,616, or 194.3%. The significant increase in revenues is due to the continued rollout of software contracts in Brazil as discussed above.

During the three-month period ended September 30, 2005, we incurred operating expenses of $958,665 compared to operating expenses of $964,811 incurred during the three-month period ended September 30, 2004, a decrease of $6,146, or 1%. The decrease in operating expenses during the three-month period ended September 30, 2005 from the same period in 2004 resulted from: (i) an increase of $152,839, or approximately 105%, in cost of product support services resulting from the increase in net revenues; (ii) an increase of $7,159, or approximately 6.8%, in payroll and related benefits due to an increase in employees needed to handle our increased operations; (iii) an increase of $154,573, or 136.5%, in general and administrative expenses resulting from increased operating costs associated with increased operations; (iv) an increase of $64,770, or approximately 782.2%, in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations, and (v) an increase in software maintenance costs of $17,858 related to increased amortization of software maintenance costs associated with our software.

Certain operating expenses, however, decreased during the three-month period ended September 30, 2005 from the same period in 2004 as follows: (i) a decrease of $57,808, or 58.4%, in management and consulting fees, which is attributable to a decrease in the use of consultants; (ii) a decrease of $35,845, or approximately 39.5%, in investor relation fees attributable to a decrease in the use of investor relations services. (iii) a decrease 265,011, or 100%, in stock-based compensation and consulting fees as a result of a decrease in stock issuances to employees, officers and consultants; and (iv) a decrease in professional fees of $44,681, or 41%, related to a decrease in fees associated with our SEC filings and the filing of a registration statement, Form SB-2.

We reported a loss from operations of $9,672 for the three-month period ended September 30, 2005 as compared to a loss from operations of $642,434 for the three-month period ended September 30, 2004.

Total other expenses increased $241,978, or approximately 365.9%, for three months ended September 30, 2005 as compared to three months ended September 30, 2004. Included in this change is: (i) a decrease in other expense of $10,424 as reported for the three months ended September 30, 2004.; (ii) an increase of $200,747, or approximately 359.1%, in interest expense for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 which reflects an increase in our borrowings during three months ended September 30, 2005 and interest expense recorded in connection with the grant of warrants upon debt conversion of $98,545 and $31,249 of amortized debt discount;
(iii) an increase of $231 in foreign exchange rate gains due to a favorable fluctuation in exchange rate between Brazil and the United States and (iv) a $51,886 loss on the valuation of the derivative liability.

Therefore, our net loss during the three month period ended September 30, 2005 was $317,780 or $0.01 per common share compared to a net loss of $708,564 or $0.04 per common share for the three month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our current assets were $535,898 and our current liabilities were $2,547,472, which resulted in a working capital deficit of $2,011,574. As of September 30, 2005, our total assets were $1,753,792 consisting of: (i) $12,261 in cash; (ii) $144,351 in prepaid expenses and other assets; (iii) $379,286 in accounts receivable; (iv) $292,035 in net software development costs; (v) $694,762 in net valuation of property and equipment; (vi) deferred debt offering costs of $228,697 which will be amortized into interest expense over time and (vii) $2,400 in other assets.

As of September 30, 2005, our total liabilities were $3,355,092 consisting of:
(i) $1,909,561 in long-term and current portion of accounts payable and accrued expenses; (ii) $179,953 due to related parties; (iii) $197,578 in convertible loans to related parties; (iv) $205,836 in loan payable to related parties; (v) $48,122 in current portion of capital lease obligation; (vi) $62,500 in net convertible debenture payable; (ix) $433,852 in of loans payable and (x) $317,690 in conversion feature liability related to the convertible debenture,. As at September 30, 2005, our current liabilities were $2,865,162 compared to $2,121,551 at December 31, 2004. The increase in current liabilities is due primarily to an increase in accounts payable and accrued expenses, additional loans to fund operations and the recording of a conversion feature liability on our convertible debenture.

Stockholders' deficit decreased from $1,742,087 for fiscal year ended December 31, 2004 to $1,601,300 for the nine-month period ended September 30, 2005.

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

On July 7, 2006, we announced that we were restating our Consolidated Balance Sheet at September 30, 2005 and our Consolidated Statement of Operation and Statement of Cash Flows as of and for the period ended September 30, 2005 to properly reflect a embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19.

As a result of the restatement of our Consolidated Balance Sheet, Consolidated Statement of operations and the Consolidated Statements of Cash Flows, our management determined that there was a significant deficiency in our internal control over financial reporting as of September 30, 2005 related to the presentation of derivative liabilities. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation and recording of the derivative liabilities, our management believes that we have corrected this significant deficiency.

Other than the changes related to the proper presentation and recording of derivative liabilities, there were no changes during our last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        TRANSAX INTERNATIONAL LIMITED

         Date: July 7, 2006             By: /s/Stephen Walters
                                            ------------------
                                        Stephen Walters
                                        Chief Executive Officer

         Date: July 7, 2006             By: /s/Adam Wasserman
                                            -----------------
                                        Adam Wasserman
                                        Principal Financial and
                                        Accounting Officer