Form 10KSB/A
period 2005-12-31
TRANSAX INTERNATIONAL LTD
filed 2006-07-10
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

We are amending this Form 10-KSB for the year ended December 31, 2005 to restate our audited financial statements at December 31, 2005 and for the year then ended. After reviewing certain accounting principles we have applied in previously issued financial statements, management has determined that the Company's accounting for the embedded derivative option related to the Company's debenture payable should have been classified as an liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its annual financial statements as of December 31, 2005 and for the year then ended. The change in presentation of the embedded derivative feature associated with its debenture payable has the effect of increasing total assets by $23,914, increasing liabilities by $136,176, increasing the stockholders' deficit by $112,262 as of December 31, 2005, and increasing the Company's net loss by $49,762 for the year ended December 31, 2005. This change in presentation of the embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the year ended December 31, 2005 but did not impact cash at the end of the year. Please see Note 14 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-KSB/A which further describes the effect of this restatement. Additionally, we amended our management discussion and analysis to add our critical accounting policies. The Items of this Form 10-KSB/A for the year ended December 31, 2005 which are amended and restated are as follows: Item 7. Financial Statements, Consolidated Balance Sheet as of December 31, 2005 , Statement of Operations for the year ended December 31, 2005, Statement of Changes in Stockholders' Deficit for the year ended December 31, 2005, Statement of Cash Flows for the year ended December 31, 2005, and Notes to Consolidated Financial Statements as of December 31, 2005; Item 6. Management's Discussion and Analysis or Plan of Operation; Item 8A. Controls and Procedures. Further, and Item 13. Exhibits of this 10-KSB/A includes currently dated certificates from the Company's Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items contained in this Form 10-KSB/A consist of all other Items originally contained in our Form 10-KSB for the year ended December 31, 2005 as filed on March 31, 2006. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

TABLE OF CONTENTS

PART 1........................................................................7

ITEM 1.  DESCRIPTION OF BUSINESS..............................................7
         Business History and Development.....................................7
         Subsidiaries ........................................................7
         Current Business Operations..........................................7
         Product Target Market Strategy.......................................11
         Strategic Alliances..................................................12
         Research and Development Agreements..................................14
         Material Agreements..................................................15
         Competition..........................................................16
         Government Regulation................................................17
         Intellectual Property, Patents and Trademarks........................18
         Employees............................................................18
         Risk Factors.........................................................18
         Transfer Agent.......................................................26

ITEM 2.  DESCRIPTION OF PROPERTIES............................................26

ITEM 3.  LEGAL PROCEEDINGS....................................................26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................27

PART II.......................................................................27

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............27
         Market Information...................................................27
         Holders..............................................................27
         Dividends............................................................28
         Securities Authorized for Issuance under Equity Compensation Plans...28
         Stock Option Plan....................................................28
         Common Stock Purchase Warrants.......................................30
         Recent Sales of Unregistered Securities .............................30

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............33
         Results of Operations................................................34
         Liquidity and Capital Resources......................................35
         Plan of Operations...................................................36
         Material Liabilities.................................................38
         Off-Balance Sheet Arrangements.......................................40

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL............................................................41

ITEM 8A. CONTROLS AND PROCEDURES .............................................41

ITEM 8B. OTHER INFORMATION ...................................................42

PART III......................................................................42

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT............................42
         Identification of Directors and Executive Officers...................42
         Involvement in Certain Legal Proceedings.............................44
         Audit Committee......................................................44
         Compliance with Section 16(a) of the Exchange Act....................44

ITEM 10. EXECUTIVE COMPENSATION...............................................45
         Compensation of Officers and Directors...............................45
         Summary Compensation Table...........................................46
         Stock Option/SAR Grants in Last Fiscal Year .........................47

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......47

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................49
         Indemnification Provisions...........................................50

ITEM 13. EXHIBITS.............................................................51

ITEM 14. PROFESSIONAL ACCOUNTANT FEES AND SERVICES............................53

SIGNATURES....................................................................53

EXHIBIT 31.1...............................................................EX 31

EXHIBIT 31.2...............................................................EX 31

EXHIBIT 32.1...............................................................EX 32

EXHIBIT 32.2...............................................................EX 32

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB/A that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Transax International Limited files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB/A that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

PART 1

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions of our results of operations and financial position, as amended should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB/A.

RESTATEMENT

After reviewing certain accounting principles we had applied in previously issued financial statements, management has determined that our accounting for the embedded derivative option related to our debenture payable should have been classified as a liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, we have restated our annual financial statements as of December 31, 2005 and for year then ended. The change in presentation of the embedded derivative feature associated with our debenture payable has the effect of increasing total assets by $23,914, increasing liabilities by $136,176, increasing the stockholders' deficit by $112,262 as of December 31, 2005, and increasing our net loss by $49,762 for the year ended December 31, 2005. This change in presentation of the embedded derivative feature affected some of the items within our consolidated statement of cash flows for the year ended December 31, 2005 but did not impact cash at the end of the year. Please see Note 14 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-KSB/A which further describes the effect of this restatement. Results of Operations and Liquidity and Capital Resources have been revised to reflect the effect of this restatement.

RESULTS OF OPERATIONS

FOR FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

Our net losses during fiscal year ended December 31, 2005 were $764,484 compared to a net loss of $1,792,255 for fiscal year ended December 31, 2004
(a decrease of $1,027,771. During fiscal year ended December 31, 2005, we generated $3,380,150 in revenues compared to $1,199,900 in revenues during fiscal year ended December 31, 2004 (an increase of $2,180,250 or 181.7%). The significant increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at the healthcare provider's locations in Brazil. Upon installation, we begin the processing of applications submitted by the healthcare provider for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 6,500,000 "real time" transactions during fiscal year 2005 compared to 2,800,000 "real time" transactions during fiscal year 2004. At December 31, 2005, we had 5,350 MedLink Solutions operational in Brazil, including 2,750 Point of Sales ("POS") solutions.

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

Total other expenses decreased $64,991 or 9.8% for fiscal year ended December 31, 2005 as compared to fiscal year ended December 31, 2004. Included in this change is: (i) a decrease in other income (expenses) of $69,139 or 135.3% during fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004, which results from income recognized during fiscal year ended December 31, 2004 upon settlement of accounts payable balances, which were settled for less than the original obligation; (ii) a decrease of $109,338 or 15.7% in interest expense for fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 which reflects an increase in our borrowing during fiscal year 2005 offset by a decrease in interest expense recorded in connection with warrants granted upon debt conversion;; (iii) an increase of $88,347 or 97.1% in interest expense - related party during fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004, which reflects an increase due to the granting of warrants in connection with debt conversions and an increase in our borrowing from related parties; and (iv) an increase of $43,304, or 210.5% in foreign exchange rate gains due to a favorable fluctuation in the exchange rate between Brazil and the United States and (v) the recording of a loss from derivative liability of $18,512 in 2005 related to our debenture payable.

For the fiscal year ended December 31, 2005, our net loss was ($764,484) or ($0.03) per common share compared to a net loss of ($1,792,255) or ($0.10) per common share for the fiscal year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

For fiscal year ended December 31, 2005, net cash flow provided by operating activities was $214,657 compared to $46,655 for fiscal year ended December 31, 2004. The change in cash flows provided by operating activities is mainly due to the decrease in operating loss for fiscal year ended December 31, 2005.

Net cash flows used in investing activities amounted to ($662,355) during fiscal year ended December 31, 2005 as compared to $490,334 for fiscal year ended December 31, 2004, an increase of $172,021. During the year ended December 31, 2005, we capitalized software development costs and acquired equipment for our hardware and software installations while in fiscal year ended December 31, 2004, these costs were less.

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

Accounting for Stock Based Compensation - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No.~123 (revised 2004), Share Based Payment ("SFAS No.~123R"). SFAS No.~123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No.~123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The adoption of this pronouncement may have a material effect on our results of operations.

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

On July 7, 2006, we announced that we were restating our Consolidated Balance Sheet at December 31, 2005 and our Consolidated Statement of Operation, Consolidated Statement Of Stockholders' Deficit, and Consolidated Statement of Cash Flows for the year ended December 31, 2005 to properly reflect a embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its annual financial statements as of December 31, 2005 and for the year then ended. The change in presentation of the Company's embedded derivative feature associated with our debenture payable has the effect of increasing total assets by $23,914, increasing liabilities by $136,176, increasing the stockholders' deficit by $112,262 as of December 31, 2005, and increasing our net loss by $49,762 for the year ended December 31, 2005. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the year ended December 31, 2005 but did not impact cash at the end of the year.

As a result of the restatement of our Consolidated Balance Sheet and Consolidated Statements of Operations, Stockholders' Deficit and Cash Flows, our management determined that there was a significant deficiency in our internal control over financial reporting as of December 31, 2005 related to the recording of a derivative liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation of the derivative liability, our management believes that we have corrected this significant deficiency.

Other than the changes related to the proper recording of a derivative liability associated with a debenture payable, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  ANNUAL COMPENSATION              LONG TERM
                                                                    COMPEN.
                            --------------------------------       ----------
                                                                   Securities
Name and                                                           Underlying
Principal Position          Year       Salary        Other          Options
------------------          ----       ------       --------       ----------
                                                       (1)
Stephen Walters             2005       0            $190,000        500,000
President and Chief         2004       0            $165,000        250,000
Executive Officer           2003       0            $132,000        750,000


Laurie Bewes                2005       0            $  6,000        225,000
                            2004       0            $ 25,600        125,000
                            2003       0            $      0        200,000

                                                       (1)
Adam Wasserman, Chief       2005       0            $ 40,616        150,000
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

                                        TRANSAX INTERNATIONAL LIMITED

Dated: July 7, 2006                     By: /s/ Stephen Walters
                                            -------------------
                                            Stephen Walters,
                                            President/Chief Executive Officer


Dated: July 7, 2006                     By: /s/ Adam Wasserman
                                            ------------------
                                            Adam Wasserman,
                                            Chief Financial Officer

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

 Notes to Consolidated Financial Statements..........................F-7 to F-37

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $9.2 million, a working capital deficiency of approximately $2.1 million and a net capital deficiency of approximately $1.6 million at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 14 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the year ended December 31, 2005.

                                        Moore Stephens, P.C.
                                        Certified Public Accountants

New York, New York
March 24, 2006, except for Note 14
as to which the date is June 26, 2006.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                          (As Restated - See Note 14)

                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................  $     7,875
  Accounts receivable (Net of allowance for doubtful
   accounts of $0) ...............................................      321,240
  Prepaid expenses and other current assets ......................      165,129
                                                                    -----------

     TOTAL CURRENT ASSETS ........................................      494,244

SOFTWARE DEVELOPMENT COSTS, net ..................................      325,564
PROPERTY AND EQUIPMENT, net ......................................      647,534
DEFERRED DEBT OFFERING COSTS .....................................      223,914
OTHER ASSETS .....................................................        2,400
                                                                    -----------

     TOTAL ASSETS ................................................  $ 1,693,656
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ....................  $    16,289
  Current portion of loan payable ................................      546,742
  Accounts payable and accrued expenses ..........................    1,340,906
  Due to related parties .........................................      228,932
  Loan payable - related party ...................................      233,710
  Convertible loans from related party ...........................      196,621
                                                                    -----------

     TOTAL CURRENT LIABILITIES ...................................    2,563,200

DEBENTURE PAYABLE, NET OF UNAMORTIZED DISCOUNT OF $156,250 .......       93,750
CONVERSION FEATURE LIABILITY .....................................      268,512
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion ....      395,834
                                                                    -----------

     TOTAL LIABILITIES ...........................................    3,321,296
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
  No shares issued and outstanding ...............................            -
  Common stock $.00001 par value; 100,000,000 shares authorized;
  31,640,949 shares issued and outstanding .......................          316
  Paid-in capital ................................................    7,602,313
  Accumulated deficit ............................................   (9,244,420)
  Other comprehensive income - Cumulative foreign currency
   translation adjustment ........................................       14,151
                                                                    -----------

     TOTAL STOCKHOLDERS' DEFICIT .................................   (1,627,640)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................  $ 1,693,656
                                                                    ===========

              The accompanying notes are an integral part of these
                    audited consolidated financial statements

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          (As Restated - See Note 14)

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                     2005               2004
                                                 ------------      ------------

REVENUES ...................................     $  3,380,150      $  1,199,900
                                                 ------------      ------------

OPERATING EXPENSES:
  Cost of product support services .........        1,620,730           710,393
  Payroll and related benefits .............          414,222           364,465
  Professional fees ........................          130,936           127,374
  Management fees - related parties ........          235,081           338,893
  Investor relations .......................          128,332           108,985
  Depreciation and amortization ............          250,511            56,211
  General & administrative .................          763,722           619,742
                                                 ------------      ------------

     TOTAL OPERATING EXPENSES ..............        3,543,534         2,326,063
                                                 ------------      ------------

LOSS FROM OPERATIONS .......................         (163,384)       (1,126,163)
                                                 ------------      ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ...................          (18,044)           51,095
  Foreign exchange gain (loss) .............           22,734           (20,570)
  Loss on derivative liability .............          (18,512)
  Interest expense .........................         (407,976)         (605,661)
  Interest expense - related party .........         (179,303)          (90,956)
                                                 ------------      ------------

     TOTAL OTHER EXPENSES ..................         (601,101)         (666,092)
                                                 ------------      ------------

NET LOSS ...................................         (764,484)       (1,792,255)

OTHER COMPREHENSIVE INCOME  (LOSS):
  Unrealized foreign currency
   translation gain (loss) .................           76,803          (117,328)
                                                 ------------      ------------

COMPREHENSIVE LOSS .........................     $   (687,681)     $ (1,909,583)
                                                 ============      ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED ..........................     $      (0.03)     $      (0.10)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
 - BASIC AND DILUTED .......................       30,008,516        17,879,799
                                                 ============      ============

              The accompanying notes are an integral part of these
                    audited consolidated financial statements

                                          TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          For the Years Ended December 31, 2005 and 2004
                                                   (As Restated - See Note 14)

                                                                                                      Accumulated      Total
                          Common Stock                                                                   Other      Stockholders'
                       -------------------      Share        Paid-in     Accumulated     Deferred    Comprehensive     Equity
                         Shares     Amount  Subscriptions    Capital       Deficit     Compensation  Income (Loss)    [Deficit]
                       ----------   ------  -------------  -----------   -----------   ------------  -------------  -------------
BALANCE,
DECEMBER 31, 2003 .... 14,029,647   $ 141     $ 421,293    $ 4,590,094   $(6,687,681)    $      -      $  54,676     $(1,621,477)

Issuance of stock for
settlement of share
subscriptions ........  1,168,570      12      (421,293)       421,281             -            -              -               -

Common stock issued for
debt ................. 10,147,881     101             -      1,107,253             -            -              -       1,107,354

Common stock issued
for services .........  2,163,334      21             -        222,979             -            -              -         223,000

Cancellation of
previously issued
shares ...............   (300,000)     (3)            -        (74,997)            -            -              -         (75,000)

Common stock issued in
connection with
financing arrangements  1,327,779      13             -         94,182             -      (94,195)             -               -

Stock options and
warrants granted .....          -       -             -        502,369             -            -              -         502,369

Beneficial conversion           -       -             -         31,250             -            -              -          31,250

Comprehensive Loss:
  Net loss for period           -       -             -              -    (1,792,255)           -              -               -
  Foreign currency
    translation
    adjustments ......          -       -             -              -             -            -       (117,328)              -
  Total comprehensive
    loss .............          -       -             -              -             -            -              -      (1,909,583)
                       ----------   -----     ---------    -----------   -----------     --------      ---------     -----------

BALANCE,
DECEMBER 31, 2004 .... 28,537,211     285             -      6,894,411    (8,479,936)     (94,195)       (62,652)     (1,742,087)

Common stock issued for
debt .................  1,163,738      12             -        145,455             -            -              -         145,467

Common stock issued
for services .........  2,140,000      21             -        306,978             -      (21,333)             -         285,666

Stock warrants granted
upon debt conversion .          -       -             -        129,745             -            -              -         129,745

Cancellation of shares   (200,000)     (2)            -        (21,331)            -       21,333              -               -

Beneficial conversion           -       -             -         93,750             -            -              -          93,750

Reclassification and
recalculation of
deferred offering
costs ................          -       -             -        115,805             -       84,195              -         200,000

Amortization of
deferred compensation           -       -             -              -             -       10,000              -          10,000

Comprehensive Loss:
   Net loss for period          -       -             -              -      (764,484)           -              -               -
   Foreign currency
     translation
     adjustments .....          -       -             -              -             -            -         76,803               -
   Total comprehensive
     loss ............          -       -             -              -             -            -              -        (687,681)
                       ----------   -----     ---------    -----------   -----------     --------      ---------     -----------
BALANCE,
DECEMBER 31, 2005 .... 31,640,949   $ 316     $       -    $ 7,664,813   $(9,244,420)    $      -      $  14,151     $(1,627,640)
                      ===========   =====     =========    ===========   ===========     ========      =========     ===========

                                       The accompanying notes are an integral part of these
                                            audited consolidated financial statements

                                                               F-5

                      TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (As Restated - See Note 14)

                                                                      For the Year
                                                                     Ended December 31,
                                                                -------------------------
                                                                    2005         2004
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................  $  (764,484)  $(1,792,255)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization ...........................      250,512        56,211
     Amortization of software maintenance costs ..............      153,884        83,829
     Beneficial interest .....................................       31,250        31,250
     Stock-based compensation and consulting .................      295,666       182,900
     Grant of warrants in connection with debt conversion ....      129,745       467,469
     Amortization of deferred debt issuance costs ............       14,348             -
     Amortization of discount on debenture payable............       93,750             -
     Loss on derivative liability ............................       18,512             -

Changes in assets and liabilities:
     Accounts receivable .....................................     (151,042)     (170,198)
     Prepaid expenses and other current assets ...............     (113,582)      (25,916)
     Other assets ............................................       (2,400)            -
     Accounts payable and accrued expenses ...................      217,281       249,393
     Accrued interest payable, related party .................       26,096        92,573
     Accrued interest payable ................................       14,655             -
     Due to related parties ..................................       (2,311)      478,333
     Accounts payable and accrued expenses  - long-term ......        2,769       393,066
                                                                -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ....................      214,649        46,655
                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs .....................     (236,404)     (216,537)
  Acquisition of property and equipment ......................     (425,951)     (195,052)
                                                                -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES ........................     (662,355)     (411,589)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party ................................            -        82,500
  Advances from non-related company ..........................            -       114,000
  Repayment of advances from related party ...................      (35,000)            -
  Repayments under capital lease obligations .................      (75,724)       32,714
  Proceeds from convertible debenture ........................      336,738       125,000
  Proceeds from loan payable .................................      230,594        60,911
  Proceeds from loan - related party .........................       85,000       139,500
  Repayment of from loan - related party .....................      (15,084)            -
                                                                -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ....................      526,524       475,880
                                                                -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................      (75,033)     (117,328)
                                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH ..............................        3,785        (6,382)

CASH, BEGINNING OF YEAR ......................................        4,090        10,472
                                                                -----------   -----------

CASH, END OF YEAR ............................................  $     7,875   $     4,090
                                                                ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .....................................  $    20,188   $    96,000
                                                                ===========   ===========
  Cash paid for income taxes .................................  $         -   $         -
                                                                ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ..........  $   256,717   $ 1,107,354
                                                                ===========   ===========
  Common stock issued for services ...........................  $   295,666   $   182,900
                                                                ===========   ===========
  Grant of common stock warrants in connection debt conversion  $   129,745   $   467,469
                                                                ===========   ===========
  Equipment acquired under capital leases ....................  $         -   $    78,745
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

         Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

                                                     Year ended December 31,
                                                  ---------------------------
                                                      2005            2004
                                                  ----------     ------------
      Net loss as reported ..................     $ (764,484)    $ (1,792,255)
      Add: total stock-based employee
      compensation expense determined under
      fair value based method, net of related
      tax effect ............................       (156,786)        (109,568)
                                                  ----------     ------------

      Pro forma net loss ....................     $ (921,270)    $ (1,901,823)
                                                  ==========     ============

        Basic loss per share:
            As reported .....................     $     (.03)    $       (.10)
                                                  ==========     ============
            Pro forma .......................     $     (.03)    $       (.11)
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

NOTE 3 - GOING CONCERN

         Since inception, the Company has incurred cumulative net losses of $9,244,420 has a stockholders' deficit of $1,627,640 at December 31, 2005 and has a working capital deficit of $2,068,956. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. In January 2006, the Company entered into an investment agreement to sell 16,000 shares of its preferred stock for approximately $1,600,000. As of the filing of these financial statements 8,000 of the preferred shares have been sold (see Note 13). Additionally, under the current roll out schedules with its clients, the Company expects to continue to increase its revenues during 2006. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since upon conversion the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability in accordance with SFAS 133 and EITF 00-19.The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations.

The embedded derivative included in this debenture resulted in an initial debt discount of $250,000 and an initial loss on the valuation of derivative liabilities of $44,299. The debt discount is being amortized over the term of the debenture. At the end of each reporting period, the Company revalues this derivative liability. For the year ended December 31, 2005, after adjustment, the Company recorded a loss on valuation of derivative liability of $18,512.

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

Amortization expense for the year ended December 31, 2005 for both the discount on the debenture and the deferred offering costs was approximately $108,100 and is included in interest expense.

At the date of inception and at the valuation date of December 31, 2005, the following assumptions were applied to all convertible debt and warrants:

                                    At Inception           At December 31, 2005
                               ---------------------     -----------------------
Market Price:                        $0.14                      $0.14
Exercise prices                      $0.104                     $0.106
Term                                 2 years                     1.25 years
Volatility:                          203%                        219%
Risk-free interest rate             3.25%                       3.75%

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

The convertible debenture liability is as follows at December 31, 2005:

         Convertible debentures payable .................    $ 250,000
         Less: unamortized discount on debentures .......     (156,250)
                                                             ---------

         Convertible debentures, net ....................    $  93,750
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

NOTE 8 - INCOME TAXES

         As of December 31, 2005, the Company had approximately $3,800,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which, if not utilized, begin expiring in 2011. In addition, the Company has approximately $4,097,000 of foreign net operating loss carry forwards related to the Company's Brazilian subsidiary. Current Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to 30% of taxable profits. Transax files its income tax return on a consolidated company basis with TNSX, its legal parent, as U.S. tax rules prohibit the consolidation of its foreign subsidiaries.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 8 - INCOME TAXES (CONTINUED)

         Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carry forward is limited following a greater than 50% change in ownership. Due to prior transactions, the Company's net operating loss carry forwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carry forward period. The Company has not yet determined the limitation as defined by the Tax Reform Act of 1986. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

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

                                                   Year ended December 31,
                                                  -------------------------
                                                      2005         2004
                                                  -----------   -----------
         Net revenues to unaffiliated customers:
                 Brazil ........................  $ 3,380,150   $ 1,199,900
                                                  -----------   -----------
         Operating Expenses:
                 Brazil ........................    2,707,410     1,420,343
                 USA ...........................      758,542       831,603
                 Australia .....................       12,257        32,429
                 Mauritius .....................       65,324        41,688
                                                  -----------   -----------
                                                    3,543,533     2,326,063
                                                  -----------   -----------
         Loss from operations ..................     (163,383)   (1,126,163)
                                                  -----------   -----------
         Other income (expenses):
                 Brazil ........................     (301,748)      (90,249)
                 USA ...........................     (306,764)     (572,602)
                 Australia .....................        7,411        (3,241)
                                                  -----------   -----------
                                                     (601,101)     (666,092)
                                                  -----------   -----------
         Net loss as reported ..................  $  (764,484)  $(1,792,255)
                                                  -----------   -----------

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

NOTE 14 - RESTATEMENT

After reviewing certain accounting principles the Company has applied in previously issued financial statements, management has determined that the Company's accounting for the embedded derivative option related to the Company's debenture payable should have been classified as a liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its annual financial statements as of December 31, 2005 and for year then ended. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing total assets by $23,914, increasing liabilities by $136,176, increasing the stockholders' deficit by $112,262 as of December 31, 2005, and increasing the Company's net loss by $49,762 for the year ended December 31, 2005. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the year ended December 31, 2005 but did not impact cash at the end of the year. Accordingly, the adjustments to the balance sheet, statement of operations, and statement of cash flows are summarized as follows:

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 14 - RESTATEMENT (continued)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

ASSETS
                                                                         Initial                        As
                                                                          Filing     Restatement     Restated
                                                                       -----------   -----------   -----------
Current Assets:
  Cash ..............................................................  $     7,875   $         -   $     7,875
  Accounts receivable (Net of allowance for doubtful accounts of $0)       321,240             -       321,240
  Prepaid expenses and other current assets .........................      165,129             -       165,129
                                                                       -----------   -----------   -----------
     Total Current Assets ...........................................      494,244             -       494,244

Software Development Costs, net .....................................      325,564             -       325,564
Property and Equipment, net .........................................      647,534             -       647,534
Deferred Debt Offering Costs ........................................      200,000        23,914       223,914
Other Assets ........................................................        2,400             -         2,400
                                                                       -----------   -----------   -----------
     Total Assets ...................................................  $ 1,669,742   $    23,914   $ 1,693,656
                                                                       ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current portion of capital lease obligation .......................  $    16,289   $         -   $    16,289
  Current portion of loan payable ...................................      546,742             -       546,742
  Accounts payable and accrued expenses .............................    1,340,906             -     1,340,906
  Due to related parties ............................................      228,932             -       228,932
  Loan payable - related party ......................................      233,710             -       233,710
  Convertible loans from related party ..............................      196,621             -       196,621
                                                                       -----------   -----------   -----------
     Total Current Liabilities ......................................    2,563,200             -     2,563,200

Debenture payable, net ..............................................      226,086      (132,336)       93,750
Conversion feature liability ........................................            -       268,512       268,512
Accounts payable and accrued expenses, net of current portion .......      395,834             -       395,834
                                                                       -----------   -----------   -----------
     Total Liabilities ..............................................    3,185,120       136,176     3,321,296
                                                                       -----------   -----------   -----------

Stockholders' Deficit:
  Preferred stock $.0001 par value; 20,000,000 shares authorized;
  No shares issued and outstanding ..................................            -             -             -
  Common stock $.00001 par value; 100,000,000 shares authorized;
  31,640,949 shares issued and outstanding ..........................          316             -           316
  Paid-in capital ...................................................    7,664,813       (62,500)    7,602,313
  Accumulated deficit ...............................................   (9,194,658)      (49,762)   (9,244,420)
  Other comprehensive income - Cumulative foreign currency
   translation adjustment ...........................................       14,151             -        14,151
                                                                       -----------   -----------   -----------
     Total Stockholders' Deficit ....................................   (1,515,378)     (112,262)   (1,627,640)
                                                                       -----------   -----------   -----------
     Total Liabilities and Stockholders' Deficit ....................  $ 1,669,742   $    23,914   $ 1,693,656
                                                                       ===========   ===========   ===========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 14 - RESTATEMENT (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the Year Ended
                                                                                December 31, 2005
                                                                  --------------------------------------------
                                                                     Initial                           As
                                                                     Filing        Restatement      Restated
                                                                  ------------    ------------    ------------
LOSS FROM OPERATIONS ..........................................   $   (163,384)   $          -    $   (163,384)
                                                                  ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Other expense ...............................................        (18,044)              -         (18,044)
  Foreign exchange gain .......................................         22,735               -          22,734
  Loss on derivative liability ................................              -         (18,512)        (18,512)
  Interest expense ............................................       (376,726)        (31,250)       (407,976)
  Interest expense - related party ............................       (179,303)              -        (179,303)
                                                                  ------------    ------------    ------------
     Total Other Expenses .....................................       (551,338)        (49,762)       (601,101)
                                                                  ------------    ------------    ------------

NET LOSS ......................................................       (714,722)        (49,762)       (764,484)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation gain ...............         76,803               -          76,803
                                                                  ------------    ------------    ------------

COMPREHENSIVE LOSS ............................................   $   (637,919)   $    (49,762)   $   (687,681)
                                                                  ============    ============    ============

Net loss per Common Share - Basic and diluted .................   $      (0.02)                   $      (0.03)
                                                                  ============                    ============
Weighted Average Shares Outstanding - Basic and Diluted .......     30,008,516                      30,008,516
                                                                  ============                    ============

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 14 - RESTATEMENT (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Initial                           As
                                                                     Filing        Restatement      Restated
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................   $   (714,722)   $    (49,762)   $   (764,484)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization ............................        250,511               -         250,511
     Amortization of software maintenance costs ...............        153,884               -         153,884
     Beneficial interest ......................................         93,750         (62,500)         31,250
     Stock-based compensation and consulting ..................        295,666               -         295,666
     Grant of warrants in connection with debt conversion .....        129,745               -         129,745
     Amortization of deferred debt issuance costs .............         14,348               -          14,348
     Amortization of discount of debenture payable ............              -          93,750          93,750
     Loss on derivative liability .............................              -          18,512          18,512

Changes in assets and liabilities:
     Accounts receivable ......................................       (151,042)              -        (151,042)
     Prepaid expenses and other current assets ................       (113,582)              -        (113,582)
     Other assets .............................................         (2,400)              -          (2,400)
     Accounts payable and accrued expenses ....................        217,282               -         217,282
     Accrued interest payable, related party ..................         26,096               -          26,096
     Accrued interest payable .................................         14,655               -          14,655
     Due to related parties ...................................         (2,311)              -          (2,311)
     Accounts payable and accrued expenses - long-term ........          2,769               -           2,769
                                                                  ------------    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES .....................   $    214,649    $          -    $    214,649
                                                                  ------------    ------------    ------------