Form 10QSB/A
period 2006-03-31
TRANSAX INTERNATIONAL LTD
filed 2006-07-10
CIK 1097896

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

We are amending this Form 10-QSB for the three months ended March 31, 2006 to restate our unaudited financial statements at March 31, 2006 and for the three months ended March 31, 2006. After reviewing certain accounting principles we have applied in previously issued financial statements, management has determined that the Company's accounting for the embedded derivative option related to the Company's debenture payable should have been classified as a liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its quarterly financial statements as of March 31, 2006 and for the three-month period then ended. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing assets by $19,131, increasing liabilities by $208,117, increasing the stockholders' deficit by $188,986 as of March 31, 2006, and increasing the Company's net loss by $30,038 for the three months ended March 31, 2006. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the year.

Please see Note 8 - Restatement contained in the Notes to Consolidated Financial Statements (Unaudited) appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the three months ended March 31, 2006 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of March 31, 2006 (Unaudited), Statement of Operations for the three-month period ended March 31, 2006 (Unaudited), Statement of Cash Flows for the three-month period ended March 31, 2006 (Unaudited), and Notes to Consolidated Financial Statements as of March 31, 2006 (Unaudited), Part 2. Management's Discussion and Analysis or Plan of Operation, and Part 3. Controls and Procedures. Further, Part II Other Information, Item 6. Exhibits of this 10-QSB/A includes currently dated certificates from the Company's President and acting Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the three months ended March 31, 2006 as filed on May 19, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB/A
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

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

      Notes to Unaudited Consolidated Financial Statements................. 6-24

      Item 2 - Management's Discussion and Analysis or Plan of Operation...25-32

      Item 3 - Controls and Procedures.....................................33-34


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................34-35

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.   35

      Item 3 - Default Upon Senior Securities..............................   35

      Item 4 - Submission of Matters to a Vote of Security Holders.........   35

      Item 5 - Other Information...........................................   35

      Item 6 - Exhibits....................................................   36

      Signatures...........................................................   36

                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                                 March 31, 2006
                                           (As Restated - See Note 8)
                                                  (Unaudited)
                                                     ASSETS
CURRENT ASSETS:
  Cash ......................................................................................     $     44,333
  Accounts receivable (Net of allowance for doubtful accounts of $0) ........................          439,020
  Prepaid expenses and other current assets .................................................          208,366
                                                                                                  ------------

     TOTAL CURRENT ASSETS ...................................................................          691,719

SOFTWARE DEVELOPMENT COSTS, net .............................................................          361,140
PROPERTY AND EQUIPMENT, net .................................................................          778,587
DEFERRED DEBT OFFERING COSTS ................................................................           19,131
OTHER ASSETS ................................................................................            4,800
                                                                                                  ------------

     TOTAL ASSETS ...........................................................................     $  1,855,377
                                                                                                  ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ...............................................     $      1,982
  Current portion of loan payable ...........................................................          369,004
  Accounts payable and accrued expenses .....................................................        1,299,128
  Due to related parties ....................................................................          235,166
  Warrant liability .........................................................................          628,798
  Convertible feature liability .............................................................          462,065
  Loan payable - related party ..............................................................          152,967
  Convertible loans from related party ......................................................          201,799
                                                                                                  ------------

     TOTAL CURRENT LIABILITIES ..............................................................        3,350,909

DEBENTURE PAYABLE, NET ......................................................................          125,000
CONVERTIBE FEATURE LIABILITY ................................................................          273,438
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion ...............................          500,345
                                                                                                  ------------

     TOTAL LIABILITIES ......................................................................        4,249,692
                                                                                                  ------------

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, no par value; 16,000 shares authorized;
    8,000 shares issued and outstanding ; liquidation preference $800,000 ...................          750,971
  Common stock $.00001 par value; 100,000,000 shares authorized;
    30,976,559 shares issued and outstanding ................................................              309
  Common stock issuable (900,000 shares) ....................................................                9
  Paid-in capital ...........................................................................        7,865,461
  Accumulated deficit .......................................................................      (10,736,124)
  Deferred compensation .....................................................................         (320,831)
  Other comprehensive income - Cumulative foreign currency translation adjustment ...........           45,890
                                                                                                  ------------

     TOTAL STOCKHOLDERS' DEFICIT ............................................................       (2,394,315)
                                                                                                  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ............................................     $  1,855,377
                                                                                                  ============

                              The accompanying notes are an integral part of these
                                  unaudited consolidated financial statements
                                                      -3-

                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (As Restated - See Note 8)
                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------------
                                                                              2006                    2005
                                                                          ------------            ------------
                                                                           (Unaudited)             (Unaudited)
REVENUES ......................................................           $    981,058            $    640,408
                                                                          ------------            ------------

OPERATING EXPENSES:
  Cost of product support services ............................                510,540                 241,795
  Payroll and related benefits ................................                 92,131                 104,027
  Professional fees ...........................................                 69,720                  12,165
  Management and consuling fees - related parties .............                108,841                  33,715
  Investor relations ..........................................                 24,362                  14,845
  Depreciation and amortization ...............................                 65,713                  44,577
  General & administrative ....................................                231,525                 228,412
                                                                          ------------            ------------

     TOTAL OPERATING EXPENSES .................................              1,102,832                 679,536
                                                                          ------------            ------------

LOSS FROM OPERATIONS ..........................................               (121,774)                (39,128)
                                                                          ------------            ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ......................................                (22,349)                 10,514
  Foreign exchange gain (loss) ................................                 (2,875)                  2,502
  Debt settlement and offering costs ..........................               (153,671)                      -
  Loss from derivative liabilities ............................               (249,103)                      -
  Interest expense ............................................               (132,251)                (60,218)
  Interest expense - related party ............................                 (9,681)                (12,489)
                                                                          ------------            ------------

     TOTAL OTHER EXPENSES .....................................               (569,930)                (59,691)
                                                                          ------------            ------------

NET LOSS ......................................................               (691,704)                (98,819)

DEEMED PREFERRED STOCK DIVIDEND ...............................               (800,000)                      -
                                                                          ------------            ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ..................           $ (1,491,704)           $    (98,819)
                                                                          ============            ============

COMPREHENSIVE LOSS:
      NET LOSS ................................................           $   (691,704)           $    (98,819)

      OTHER COMPREHENSIVE INCOME:
           Unrealized foreign currency translation gain .......                 31,739                  83,925
                                                                          ------------            ------------

      COMPREHENSIVE LOSS ......................................           $   (659,965)           $    (14,894)
                                                                          ============            ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED .............................................           $      (0.02)           $          -
                                                                          ============            ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED .......             31,182,527              28,986,100
                                                                          ============            ============

                              The accompanying notes are an integral part of these
                                  unaudited consolidated financial statements
                                                      -4-

                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (As Restated - See Note 8)
                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                   ---------------------------
                                                                                      2006              2005
                                                                                   ---------         ---------
                                                                                  (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................        $(691,704)        $ (98,819)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ........................................           65,713            44,577
     Amortization of software maintenance costs ...........................           51,155            31,109
     Beneficial interest ..................................................                -            31,250
     Stock-based compensation and consulting ..............................           35,334            53,542
     Grant of warrants in connection with debt extention ..................           46,686                 -
     Amortization of deferred debt issuance costs .........................          111,768                 -
     Amortization of debt discount ........................................           31,250                 -
     Loss from derivative liabilities .....................................          249,103                 -

Changes in assets and liabilities:
     Accounts receivable ..................................................          (91,960)         (131,525)
     Prepaid expenses and other current assets ............................          (43,237)          (22,764)
     Other assets .........................................................           (2,400)           (2,400)
     Accounts payable and accrued expenses ................................          (36,474)          313,556
     Accrued interest payable, related party ..............................            9,434             4,163
     Due to related parties ...............................................            6,234           (18,218)
     Accounts payable and accrued expenses  - long-term ...................          104,511          (125,039)
                                                                                   ---------         ---------

NET CASH PROVIDED BY USED IN) OPERATING ACTIVITIES ........................         (154,586)           79,432
                                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ..................................          (86,731)          (43,963)
  Acquisition of property and equipment ...................................         (196,766)         (217,238)
                                                                                   ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES .....................................         (283,497)         (261,201)
                                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES: .....................................                -                 -
  Advances from related party .............................................                -                 -
  Net proceeds from sale of Seris A preferred stock .......................          495,734                 -
  Repayment of advances from related party ................................                -           (35,000)
  Repayments under capital lease obligations ..............................          (14,307)           (8,063)
  Proceeds from convertible debenture .....................................                -           125,000
  Proceeds from loan payable ..............................................           77,499            17,397
  Proceeds from loan - related party ......................................          (85,000)                -
  Repayment of from loan - related party ..................................                -                 -
                                                                                   ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................................          473,926            99,334
                                                                                   ---------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................              615            83,924
                                                                                   ---------         ---------

NET INCREASE IN CASH ......................................................           36,458             1,489

CASH, BEGINNING OF YEAR ...................................................            7,875             4,090
                                                                                   ---------         ---------

CASH, END OF PERIOD .......................................................        $  44,333         $   5,579
                                                                                   =========         =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ..................................................        $  95,656         $  25,358
                                                                                   =========         =========
  Cash paid for income taxes ..............................................        $       -         $       -
                                                                                   =========         =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest .......................        $       -         $  50,500
                                                                                   =========         =========
  Common stock and options issued for services ............................        $  35,334         $ 101,000
                                                                                   =========         =========
  Loan paid paid with preferred stock proceeds ............................        $ 255,237         $       -
                                                                                   =========         =========
  Derivative laibilities recorded for deemed preferred stock dividend .....        $ 800,000         $       -
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

                              The accompanying notes are an integral part of these
                                  unaudited consolidated financial statements
                                                      -5-

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB/A of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivative with a corresponding value recorded as liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. On February 1, 2006, the Company and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded debt settlement expense of $46,686 and a warrant liability of $46,686. At the end of each reporting period, the Company revalues the warrant and convertible feature derivative liabilities. For the three months ended March 31, 2006, after adjustment, the Company recorded a gain on valuation of derivative liability of $1,212. Amortization of debt discount for the three months ended March 31, 2006 was $31,250 and is included in interest expense. Amortization of debt offering costs for the three months ended March 31, 2006 was $4,783 and is included in interest expense.

The Company agreed to register, on a best efforts basis, 3,571,429 shares of its common stock underlying the conversion of the Debentures and the exercise of the warrant not later than 30 days after the Company files its annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

The convertible debenture liability is as follows at March 31, 2006:

Convertible debentures payable ..................    $ 250,000

Less: unamortized discount on debentures ........     (125,000)
                                                     ---------

Convertible debentures, net .....................    $ 125,000
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

Subject to the terms and conditions of an Investor Registration Rights Agreement, the Company shall prepare and file, no later than the earlier of 30 days from the date the Company files its Form 10-KSB/A for the year ended December 31, 2005 or the date that such filing is due (the "Scheduled Filing Deadline"), with the SEC, a registration statement on Form S-1 or SB-2 under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by the Investor of the underlying common stock and warrants, including at least 25,000,000 shares underlying the Series A Preferred Shares and 5,000,000 Warrant Shares. The Company shall cause the Registration Statement to remain effective until all of the Registerable Securities have been sold. The Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the date hereof (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registerable Securities have been sold, subject to the terms and conditions of this Agreement. It shall be an event of default hereunder if the Initial Registration Statement is not declared effective by the SEC within one hundred twenty (120) days from the date hereof. The Company filed a registration statement on Form SB-2 on May 9, 2006.

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

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. The initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively, which reduced the carrying value of the Preferred Stock to zero. The $477,363 excess value of the fair values of the ECF and warrants over the proceeds received from the Preferred Stock was charged to other expense upon recording. The fair values of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 222%; risk-free interest rate of 4.26%; estimated life of 5 years and no dividends. At March 31, 2006, the Company revalued the EFC and warrants resulting in a gain on derivative liability of $227,048 due to a decrease in the Company's stock price. The fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 222%; risk-free interest rate of 4.26%; estimated life of 4.8 years and no dividends. At March 31, 2006, the estimated fair value of the ECF and warrants was $462,065 and $588,250, respectively, and are reflected as liabilities on the accompanying consolidated balance sheet,

Common Stock
------------

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

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

On January 26, 2006, the Company's Board of Directors, pursuant to written unanimous consent, appointed David Sasso as the Vice President of Investor Relations and Corporate Communications of the Company effective January 26, 2006. On January 26, 2006, the Company granted Mr. Sasso 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

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

A summary of the status of the Company's outstanding stock options as of March 31, 2005 and 2006 and changes during the periods then ended is as follows:

                                              Number of     Weighted Average
                                               Options       Exercise Price
                                              ---------     ----------------

   Balance at December 31, 2005 .........     3,225,000          $ 0.31
     Granted ............................       200,000            0.15
     Exercised ..........................             -               -
     Forfeited ..........................             -               -
                                              ---------          ------
   Balance at March 31, 2006 ............     3,425,000          $ 0.30
                                              =========          ======

   Options exercisable at end of period .     3,425,000          $ 0.30
                                              =========          ======

   Weighted average fair value of options
   granted during the period ............                        $ 0.15

The following table summarizes information about employee and consultants stock options outstanding at March 31, 2006:

                Options Outstanding                       Options Exercisable
---------------------------------------------------    -------------------------
                              Weighted
                              Average      Weighted                     Weighted
Range of        Number       Remaining     Average         Number       Average
Exercise   Outstanding at   Contractual    Exercise    Exercisable at   Exercise
 Price     March 31, 2006   Life (Years)    Price      March 31, 2006     Price
--------   --------------   ------------   --------    --------------   --------
$   0.50      1,425,000         3.12       $   0.50       1,425,000     $   0.50
$   0.20        600,000         4.50           0.20         600,000         0.20
$   0.15      1,400,000         4.41           0.15       1,400,000         0.15
           --------------                  --------    --------------   --------
              3,425,000                    $   0.30       3,425,000     $   0.30
           ==============                  ========    ==============   ========

The total fair value of shares vested during the periods ended March 31, 2006 and 2005 is $26,167 and $0, respectively.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

The valuation of the option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the period ended March 31, 2006: expected volatility of 222%; risk free interest rate ranging from 3.75% to 4.26%; expected life of 5 years and annual dividend rate of 0%. No options were granted during the period ended March 31, 2005.

In utilizing the Black-Scholes, we calculate volatility using the historical volatility of our stock, the expected term is based on our estimate of when the options will be exercised, and the risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

The total cost recognized during the periods ended March 31, 2006 and 2005 for share-based payments is $35,334 and $53,542, respectively.

Stock Warrants
--------------

On February 1, 2006, the Company and the debenture holder (See Note 3 - Debenture Payable) mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. The Company agreed to register 3,571,429 shares of its common stock underlying the conversion of the Debentures and the exercise of the warrant not later than 30 days after the Company files its annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded debt settlement expense of $46,686.

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

                                                 Three months ended March 31,
                                                     2006            2005
                                                 -----------     -----------
      Net revenues to unaffiliated customers:
              Brazil ........................    $   981,058     $   640,408
                                                 -----------     -----------
      Operating Expenses:
              Brazil ........................        801,983         501,705
              USA ...........................        284,285         156,023
              Australia .....................          2,293           7,218
              Mauritius .....................         14,271          14,590
                                                 -----------     -----------
                                                   1,102,832         679,536
                                                 -----------     -----------
      Loss from operations ..................       (121,774)        (39,128)
                                                 -----------     -----------
      Other income (expenses):
              Brazil ........................       (115,485)        (31,228)
              USA ...........................       (454,445)        (28,463)
              Australia .....................              -               -
                                                 -----------     -----------
                                                    (569,930)        (59,691)
                                                 -----------     -----------
      Net loss as reported ..................    $  (691,704)    $   (98,819)
                                                 -----------     -----------

NOTE 6 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $10,736,124, and at March 31, 2006 has a stockholders' deficit of $2,394,315 and has a working capital deficit of $2,659,190. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2006 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2006, these deficiencies (including interest and fines) amounted to approximately $755,100. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 8 - RESTATEMENT

After reviewing certain accounting principles the Company had applied in previously issued financial statements, management has determined that the Company's accounting for the embedded derivative option related to the Company's debenture payable should have been classified as a liability on the accompanying balance sheet and revalued at the end of each period in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its quarterly financial statements as of March 31, 2006 and for the three months then ended. The change in presentation of the Company's embedded derivative feature associated with its debenture payable and related warrants has the effect of increasing assets by $19,131, increasing liabilities by $208,117, increasing the stockholders' deficit by $188,986 as of March 31, 2006, and increasing the Company's net loss by $30,038 for the three months ended March 31, 2006. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the period. Accordingly, the adjustments to the balance sheet, statement of operations, and statement of cash flows are summarized as follows:

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 8 - RESTATEMENT (continued)

                                           CONSOLIDATED BALANCE SHEET
                                                 MARCH 31, 2006
                                                  (UNAUDITED)
                                                     ASSETS
                                                                       INITIAL                         AS
                                                                       FILING      RESTATEMENT      RESTATED
                                                                    ------------   ------------   ------------
Current Assets:
  Cash ...........................................................  $     44,333   $          -   $     44,333
  Accounts receivable (Net of allowance for doubtful
    accounts of $0) ..............................................       439,020              -        439,020
  Prepaid expenses and other current assets ......................       208,366              -        208,366
                                                                    ------------   ------------   ------------

     TOTAL CURRENT ASSETS ........................................       691,719              -        691,719

SOFTWARE DEVELOPMENT COSTS, net ..................................       361,140              -        361,140
PROPERTY AND EQUIPMENT, net ......................................       778,587              -        778,587
DEFERRED DEBT OFFERING COSTS .....................................             -         19,131         19,131
OTHER ASSETS .....................................................         4,800              -          4,800
                                                                    ------------   ------------   ------------
     TOTAL ASSETS ................................................  $  1,836,246   $     19,131   $  1,855,377
                                                                    ============   ============   ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of capital lease obligation ....................  $      1,982   $          -   $      1,982
  Current portion of loan payable ................................       369,004              -        369,004
  Accounts payable and accrued expenses ..........................     1,299,128              -      1,299,128
  Due to related parties .........................................       235,166              -        235,166
  Warrant liability ..............................................       588,250         40,548        628,798
  Convertible feature liability ..................................       462,065              -        462,065
  Loan payable - related party ...................................       152,967              -        152,967
  Convertible loans from related party ...........................       201,799              -        201,799
                                                                    ------------   ------------   ------------

     TOTAL CURRENT LIABILITIES ...................................     3,310,361         40,548      3,350,909

DEBENTURE PAYABLE, NET ...........................................       230,869       (105,869)       125,000
CONVERTIBE FEATURE LIABILITY .....................................             -        273,438        273,438
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, net of current portion ....       500,345              -        500,345
                                                                    ------------   ------------   ------------
     TOTAL LIABILITIES ...........................................     4,041,575        208,117      4,249,692
                                                                    ------------   ------------   ------------

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, no par value; 16,000 shares
    authorized; 8,000 shares issued and outstanding;
    liquidation preference $800,000 ..............................       750,971              -        750,971
  Common stock $.00001 par value; 100,000,000 shares
    authorized; 30,976,559 shares issued and outstanding .........           309              -            309
  Common stock issuable (900,000 shares) .........................             9              -              9
  Paid-in capital ................................................     7,974,647       (109,186)     7,865,461
  Accumulated deficit ............................................   (10,656,324)       (79,800)   (10,736,124)
  Deferred compensation ..........................................      (320,831)             -       (320,831)
  Other comprehensive income - Cumulative foreign currency
    translation adjustment .......................................        45,890              -         45,890
                                                                    ------------   ------------   ------------
     TOTAL STOCKHOLDERS' DEFICIT .................................    (2,205,329)      (188,986)    (2,394,315)
                                                                    ------------   ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................  $  1,836,246   $     19,131   $  1,855,377
                                                                    ============   ============   ============


                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 8 - RESTATEMENT (continued)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31, 2006
                                                                  --------------------------------------------
                                                                     INITIAL                           AS
                                                                     FILING       RESTATEMENT       RESTATED
                                                                  ------------    ------------    ------------
LOSS FROM OPERATIONS ..........................................   $   (121,774)   $          -    $   (121,774)
                                                                  ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ......................................        (22,349)              -         (22,349)
  Foreign exchange gain (loss) ................................         (2,875)              -          (2,875)
  Debt settlement and offering costs ..........................       (153,671)              -        (153,671)
  Loss from derivative liabilities ............................       (250,315)          1,212        (249,103)
  Interest expense ............................................       (101,001)        (31,250)       (132,251)
  Interest expense - related party ............................         (9,681)              -          (9,681)
                                                                  ------------    ------------    ------------

     TOTAL OTHER EXPENSES .....................................       (539,892)        (30,038)       (569,930)
                                                                  ------------    ------------    ------------

NET LOSS ......................................................       (661,666)        (30,038)       (691,704)

DEEMED PREFERRED STOCK DIVIDEND ...............................       (800,000)              -        (800,000)
                                                                  ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ..................   $ (1,461,666)   $    (30,038)   $ (1,491,704)
                                                                  ============    ============    ============

COMPREHENSIVE LOSS:
     NET LOSS .................................................   $   (661,666)   $    (30,038)   $   (691,704)

     OTHER COMPREHENSIVE INCOME:
          Unrealized foreign currency translation gain ........         31,739               -          31,739
                                                                  ------------    ------------    ------------

     COMPREHENSIVE LOSS .......................................   $   (629,927)   $    (30,038)   $   (659,965)
                                                                  ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED .................   $      (0.02)                   $      (0.02)
                                                                  ============                    ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED .......     31,182,527                      31,182,527
                                                                  ============                    ============

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 8 - RESTATEMENT (continued)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        INITIAL                          AS
                                                                         FILING      RESTATEMENT      RESTATED
                                                                       ---------     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................     $(661,666)     $ (30,038)     $(691,704)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ...............................        65,713              -         65,713
     Amortization of software maintenance costs ..................        51,155              -         51,155
     Stock-based compensation and consulting .....................        35,334              -         35,334
     Grant of warrants in connection with debt extention .........        46,686              -         46,686
     Amortization of deferred debt issuance costs ................       111,768              -        111,768
     Amortization of debt discount ...............................             -         31,250         31,250
     Loss from derivative liabilities ............................       250,315         (1,212)       249,103

Changes in assets and liabilities:
     Accounts receivable .........................................       (91,960)             -        (91,960)
     Prepaid expenses and other current assets ...................       (43,237)             -        (43,237)
     Other assets ................................................        (2,400)             -         (2,400)
     Accounts payable and accrued expenses .......................       (36,473)             -        (36,473)
     Accrued interest payable, related party .....................         9,434              -          9,434
     Due to related parties ......................................         6,234              -          6,234
     Accounts payable and accrued expenses  - long-term ..........       104,511              -        104,511
                                                                       ---------      ---------      ---------

NET CASH USED IN OPERATING ACTIVITIES ............................     $(154,586)     $       -      $(154,586)
                                                                       ---------      ---------      ---------

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2005

Our net losses during the three-month period ended March 31, 2006 were $691,704 compared to a net loss of $98,819 during the three-month period ended March 31, 2005, an increase of $592,885.

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

During the three-month period ended March 31, 2006, we incurred operating expenses of $1,102,832 compared to operating expenses of $679,536 incurred during the three month period ended March 31, 2005, an increase of $423,296 or 62.29%. The increase in operating expenses during the three-month period ended March 31, 2006 from the same period in 2005 resulted from: (i) an increase of $268,745 or 111.15% in cost of product support services resulting from the increase in revenues; (ii) an increase of $75,126 or 222.82%, in management and consulting fee-related parties due to an increase in use of management and a director/consultants needed to handle our increased operations; (iii) an increase of $3,113 or 1.36%, in general and administrative expenses resulting from a slight increase in operating costs associated with increased operations; an increase of $21,136 or 47.41% in depreciation and amortization expense as a result of an increase in property and equipment acquired for our TDS operations; (iv) an increase of $9,517 in investor relations fees; and (v) an increase of $57,555 or 473.12% in professional fees relating to our legal costs associated with our financings and filing of a registration statement of Form SB-2.

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

Total other expenses increased $510,239 or 854.80% for the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005. Included in this change is: (i) an increase in other expense of $32,863 from $10,514 of other income recognized during the three-month period ended March 31, 2005; (ii) an increase of $153,671 in debt settlement and offering costs from $-0- during the three-month period ended March 31, 2005, which relates to the issuance of warrants to the debenture holder and amortization of certain debt offering costs; (iii) an increase of $249,103 in loss from derivative liabilities from $-0- during the three-month period ended March 31, 2005, which relates to the classification of the embedded conversion feature and related warrants issued in connection with our Series A preferred stock and debenture payable as a derivative instrument; and (iv) an increase of $72,033 in interest expense from $60,218 for the three-month period ended March 31, 2005, which reflects an increase in our borrowings during the three-month period ended March 31, 2006 and in connection with the amortization of debt discounts and debt offering costs of $36,033.

For the three-month period ended March 31, 2006, our net loss was $691,704 compared to a net loss of $98,819 for the three-month period ended March 31, 2005.

During the three months ended March 31, 2006, we recorded a deemed preferred stock dividend of $800,000 which relates to our Series A Convertible Preferred Stock. This non-cash expense related to the embedded beneficial conversion features of those securities and fair value of warrants of those securities.

We reported a net loss attributable to common shareholders of $1,491,704 for the three months ended March 31, 2006 as compared to a net loss attributable to common shareholders of $98,819 for the three months ended March 31, 2005. This translates to an overall per-share loss available to shareholders of ($.02) and $(0.00) for the three months ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our current assets were $691,719 and our current liabilities were $3,350,909, which resulted in a working capital deficit of $2,659,190. As of March 31, 2006, our total assets were $1,855,377 consisting of: (i) $44,333 in cash; (ii) $208,366 in prepaid expenses and other current assets; (iii) $439,020 in accounts receivable; (iv) $361,140 in net software development costs; (v) $778,587 in net valuation of property and equipment; (vi) $4,800 in other assets; and (vii) $19,131 in deferred debt offering costs.

As of March 31, 2006, our total liabilities were $4,249,692 consisting of: (i) $1,799,473 in long-term and current portion of accounts payable and accrued expenses; (ii) $235,166 due to related parties; (iii) $201,799 in convertible loans to related parties; (iv) $152,967 in loan payable to related parties; (v) $1,982 in current portion of capital lease obligation; (vi) $125,000 in net convertible debenture payable; (vii) $369,004 in loans payable; (viii) $628,798 in warranty liability; and (ix) $735,503 in convertible feature liability. As at March 31, 2006, our current liabilities were $3,350,909 compared to $2,563,200 at December 31, 2005. The increase in current liabilities is due primarily to the recording of warrant and convertible feature liabilities offset by the repayment of loans and related loans payable.

Stockholders' deficit increased from $1,627,640 for fiscal year ended December 31, 2005 to $2,394,315 for the three-month period ended March 31, 2006.

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

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, we granted a warrant to purchase 400,000 shares of our common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warranton a best efforts basis not later than 30 days after we filed our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. On May 9, 2006 a registration statement was filed with the Securities and Exchange Commission.

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

On July 7, 2006, we announced that we were restating our Consolidated Balance Sheet at December 31, 2005 and March 31, 2006 and our Consolidated Statement of Operation and Statement Of Stockholders' Deficit as of and for the year ended December 31, 2005 and for the three months ended March 31, 2006 to properly reflect an embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing assets by $19,131, increasing liabilities by $208,117, increasing the stockholders' deficit by $188,986 as of March 31, 2006, and increasing the Company's net loss by $30,038 for the three months ended March 31, 2006. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the year.

As a result of the restatement of our Consolidated Balance Sheet, Consolidated Statement of operations and the Consolidated Statements of Stockholders' Deficit, our management determined that there was a significant deficiency in our internal control over financial reporting as of December 31, 2005 and March 31, 2006 related to the presentation of derivative liabilities. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation and recording of the derivative liabilities, our management believes that we have corrected this significant deficiency.

Other than the changes related to the proper presentation and recording of derivative liabilities, there were no changes during our last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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