Form 10QSB
period 2006-06-30
TRANSAX INTERNATIONAL LTD
filed 2006-08-14
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                    Outstanding as of August 14, 2006
                 -----                    ---------------------------------

    Common Stock, $0.00001 par value                31,576,559

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
               As of June 30, 2006.........................................    3

      Consolidated Statements of Operations (Unaudited)
               For the Three and Six Months Ended June 30, 2006 and 2005...    4

      Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended June 30, 2006 and 2005.............    5

      Notes to Unaudited Consolidated Financial Statements................. 6-20

      Item 2 - Management's Discussion and Analysis or Plan of Operation...21-28

      Item 3 - Controls and Procedures.....................................29-30


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................   30

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.30-31

      Item 3 - Default Upon Senior Securities..............................   31

      Item 4 - Submission of Matters to a Vote of Security Holders.........   31

      Item 5 - Other Information...........................................   31

      Item 6 - Exhibits....................................................   31

      Signatures...........................................................   31

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                          June 30, 2006
                                           (Unaudited)
                                             ASSETS
CURRENT ASSETS:
  Cash ..........................................................................  $    482,813
  Accounts receivable (net of allowance for doubtful accounts of $0) ............       399,824
  Prepaid expenses and other current assets .....................................       202,893
                                                                                   ------------

     TOTAL CURRENT ASSETS .......................................................     1,085,530

SOFTWARE DEVELOPMENT COSTS, net .................................................       358,514
PROPERTY AND EQUIPMENT, net .....................................................       733,359
DEFERRED DEBT OFFERING COSTS ....................................................        14,348
OTHER ASSETS ....................................................................         4,800
                                                                                   ------------

     TOTAL ASSETS ...............................................................  $  2,196,551
                                                                                   ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ..............................................  $    261,291
  Accounts payable and accrued expenses .........................................     1,266,771
  Due to related parties ........................................................       229,766
  Warrant liability .............................................................     1,000,783
  Convertible feature liability .................................................     1,830,231
  Loan payable - related party ..................................................       147,791
  Convertible loan - related party ..............................................       207,035
                                                                                   ------------

     TOTAL CURRENT LIABILITIES ..................................................     4,943,668

LOANS PAYABLE, NET OF CURRENT PORTION ...........................................        36,828
CONVERTIBLE DEBENTURE PAYABLE, NET ..............................................       156,250
CONVERTIBLE FEATURE LIABILITY ...................................................       268,918
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION ...................       508,203
                                                                                   ------------

     TOTAL LIABILITIES ..........................................................     5,913,867
                                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
  16,000 shares issued and outstanding; liquidation preference $1,600,000 .......     1,478,971
  Common stock $.00001 par value; 100,000,000 shares authorized;
  31,876,559 shares issued and outstanding ......................................           318
  Paid-in capital ...............................................................     7,865,461
  Accumulated deficit ...........................................................   (12,872,724)
  Deferred compensation .........................................................      (238,332)
  Other comprehensive income - Cumulative foreign currency translation adjustment        48,990
                                                                                   ------------

     TOTAL STOCKHOLDERS' DEFICIT ................................................    (3,717,316)
                                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ................................  $  2,196,551
                                                                                   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements

                                               -3-

                                   TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                         ---------------------------   ---------------------------
                                                             2006           2005           2006           2005
                                                         ------------   ------------   ------------   ------------
                                                          (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
REVENUES ..............................................  $  1,034,844   $    861,023   $  2,015,902   $  1,501,431
                                                         ------------   ------------   ------------   ------------

OPERATING EXPENSES:
  Cost of product support services ....................       426,864        355,580        818,416        569,976
  Compensation and related benefits ...................       220,263        215,571        431,509        384,552
  Professional fees ...................................        45,826         58,980        115,546         71,145
  Management and consulting fees - related parties ....       116,745         41,250        225,586         74,965
  Investor relations ..................................       119,037            790        143,399         15,635
  Depreciation and amortization .......................        56,215         59,027        121,928        103,604
  General and administrative ..........................       273,885        185,589        505,410        376,446
                                                         ------------   ------------   ------------   ------------

     TOTAL OPERATING EXPENSES .........................     1,258,835        916,787      2,361,794      1,596,323
                                                         ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS ..................................      (223,991)       (55,764)      (345,892)       (94,892)
                                                         ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES):
  Other income (expense) ..............................       (26,126)             -        (48,475)        10,514
  Foreign exchange gain (loss) ........................        (6,593)        23,932         (9,468)        26,434
  Debt settlement and offering costs ..................             -              -       (153,671)             -
  Loss from derivative liabilities ....................      (935,631)       (15,804)    (1,184,734)       (15,804)
  Interest expense ....................................      (101,227)       (75,617)      (233,478)      (135,835)
  Interest expense - related party ....................        (8,691)       (43,788)       (18,372)       (56,277)
                                                         ------------   ------------   ------------   ------------

     TOTAL OTHER EXPENSES .............................    (1,078,268)      (111,277)    (1,648,198)      (170,968)
                                                         ------------   ------------   ------------   ------------

NET LOSS ..............................................    (1,302,259)      (167,041)    (1,994,090)      (265,860)

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDEND ........      (834,214)             -     (1,634,214)             -
                                                         ------------   ------------   ------------   ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ..........  $ (2,136,473)  $   (167,041)  $ (3,628,304)  $   (265,860)
                                                         ============   ============   ============   ============

COMPREHENSIVE LOSS:
  NET LOSS ............................................  $ (1,302,259)  $   (167,041)  $ (1,994,090)  $   (265,860)

  OTHER COMPREHENSIVE INCOME:
    Unrealized foreign currency translation gain (loss)         3,100        (75,051)        34,839          8,874
                                                         ------------   ------------   ------------   ------------

  COMPREHENSIVE LOSS ..................................  $ (1,299,159)  $   (242,092)  $ (1,959,251)  $   (256,986)
                                                         ============   ============   ============   ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED .....................................  $      (0.04)  $      (0.01)  $      (0.06)  $      (0.01)
                                                         ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED    31,876,559     29,491,294     31,530,852     29,240,092
                                                         ============   ============   ============   ============

          The accompanying notes are an integral part of these unaudited consolidated financial statements

                                                        -4-

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       For the Six Months
                                                                        Ended June 30,
                                                                    ---------------------------
                                                                        2006            2005
                                                                    -----------     -----------
                                                                    (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................    $(1,994,090)    $  (265,860)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization .............................        121,928         103,604
     Amortization of software maintenance costs ................        104,110          66,524
     Beneficial interest .......................................              -          31,250
     Stock-based compensation and consulting ...................        117,833          80,041
     Grant of warrants in connection with debt extension .......         46,686          31,200
     Foreign exchange gain .....................................              -         (18,100)
     Amortization of deferred debt issuance costs ..............        116,551           4,783
     Amortization of debt discount .............................         62,500          31,250
     Loss from derivative liabilities ..........................      1,184,734          15,804

Changes in assets and liabilities:
     Accounts receivable .......................................        (53,182)       (199,528)
     Prepaid expenses and other current assets .................        (37,764)        (49,031)
     Other assets ..............................................         (2,400)         (2,400)
     Accounts payable and accrued expenses .....................       (100,579)        379,253
     Accrued interest payable, related party ...................          9,495          24,777
     Accrued interest payable ..................................              -           5,237
     Due to related parties ....................................            834           1,191
     Accounts payable and accrued expenses - long-term .........        112,369          11,050
                                                                    -----------     -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ............       (310,975)        251,045
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs .......................       (137,060)       (103,358)
  Acquisition of property and equipment ........................       (207,753)       (381,046)
                                                                    -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES ..........................       (344,813)       (484,404)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of Series A preferred stock ...........      1,223,734               -
  Repayment of advances from related party .....................              -         (35,000)
  Repayments under capital lease obligations ...................        (16,289)        (20,962)
  Proceeds from convertible debenture ..........................              -         336,738
  Proceeds from loan payable ...................................          6,614         141,982
  Proceeds from loan - related party ...........................        (85,000)              -
  Repayment of loan - related party ............................              -         (15,084)
                                                                    -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ......................      1,129,059         407,674
                                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................          1,667        (114,184)
                                                                    -----------     -----------

NET INCREASE IN CASH ...........................................        474,938          60,131

CASH, BEGINNING OF PERIOD ......................................          7,875           4,090
                                                                    -----------     -----------

CASH, END OF PERIOD ............................................    $   482,813     $    64,221
                                                                    ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .......................................    $    95,656     $    15,084
                                                                    ===========     ===========
  Cash paid for income taxes ...................................    $         -     $         -
                                                                    ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ............    $         -     $    50,500
                                                                    ===========     ===========
  Common stock and options issued for services .................    $    35,334     $   101,000
                                                                    ===========     ===========
  Loan paid  with preferred stock proceeds .....................    $   255,237     $         -
                                                                    ===========     ===========
  Derivative liabilities recorded for deemed preferred
   stock dividend ..............................................    $   800,000     $         -
                                                                    ===========     ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements

                                               -5-

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB/A of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its wholly-owned subsidiaries, Transax Limited, Medlink Conectividade em Saude Ltda ("Medlink") (formerly TDS Telecommunication Data Systems Ltda.), Transax (Australia) Pty Ltd., and Medlink Technologies, Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Organization
------------

Transax International Limited was incorporated in the State of Colorado in 1999. The Company, primarily through its wholly-owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink") (formerly TDS Telecommunication Data Systems Ltda. through April 4, 2006), is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution (TM) enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil.

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

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

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

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation
----------------------------

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end exchange rates, equity is converted historically and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income or loss in stockholders' deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency (Medlink - Brazilian Real, Transax Australia, - Australian dollar and Transax and the Company - USD) are included in the Statement of Operations as incurred.

Stock-based compensation
------------------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The recognition of this cost will be made on the modified prospective basis, which applies to new stock-based awards issued after December 31, 2005, and for awards modified, purchased or cancelled after that date.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2005:

                                                     Six months ended
                                                       June 30, 2005
                                                     ----------------

         Net loss as reported ......................     $(265,860)
         Less: total stock-based employee
         compensation expense determined under
         fair value based method, net of related tax
         effect ....................................       (50,871)
                                                         ---------

         Pro forma net loss ........................     $(316,731)
                                                         =========

           Basic and diluted loss per share:
               As reported .........................     $    (.01)
                                                         =========
               Pro forma ...........................     $    (.01)
                                                         =========

The option grants are estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as of June 30, 2005: expected volatility of 205%; risk free interest rate of 3.25%; expected life of 5 years and annual dividend rate of 0%.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per common share
---------------------

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive, although the common stock equivalents may dilute earnings in the future. The Company's common stock equivalents at June 30, 2006 include the following:

         Options ........................................     3,425,000
         Warrants .......................................    16,902,500
         Preferred stock ................................    10,204,082
         Convertible loans payable - related party ......     1,400,000
         Debenture payable ..............................     1,644,737
                                                             ----------

              Total .....................................    33,576,319
                                                             ==========

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2006, the allowance for doubtful accounts was $0.

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net revenues to two major customers during each of the six month periods ended June 30, 2006 and 2005. These revenues accounted for approximately 91%, or $1,844,500 and 94% or $1,414,000 of the total revenues for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, these two major customers accounted for 52% and 39% of net revenues, respectively. At June 30, 2006, these two major customers accounted for 52% and 39%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States, Australia and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of June 30, 2006, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Conversion Features and Warrants Issued with Preferred Stock
---------------------------------------------------------------------------

The Company issued $1,600,000 of convertible series A preferred stock, which contained an Embedded Conversion Feature ("ECF") and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The Conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

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

This caused the ECF of the series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and are classified in the consolidated balance sheet as current liabilities at June 30, 2006.

Reclassifications
-----------------

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements
--------------------------------

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective in the first fiscal year that begins after September 15, 2006. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable
-------------------------

At June 30, 2006, the Company had aggregate loans payable for $175,000 to a related party whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans is due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At June 30, 2006, interest due on these two loans amounted to $32,035 and the aggregate principal amount due is $175,000. During the six months ended June 30, 2006 and 2005, the Company incurred $10,414 and $17,852, respectively, in interest expense related to these two loans. In the 2005 period, the Company did not incur beneficial conversion charges on these convertible loans because the conversion price was equivalent to the average offering price for equity when these loans became convertible.

Due to Related Parties
----------------------

For the six months ended June 30, 2006 and 2005, the Company incurred $86,250 and $82,500 in management fees to an officer/director of the Company, respectively. Effective April 2006, the Company's board of directors agreed to increase the compensation of this officer/director from $13,750 per month to $15,000 per month. At June 30, 2006, $209,869 in management fees and other expenses was outstanding to this officer/director and is included in due to related parties on the accompanying balance sheet. The amounts due is unsecured, non-interest bearing and is payable on demand.

For the six months ended June 30, 2006, the Company incurred $25,902 in accounting fees to a company whose officer is an officer of the Company. At June 30, 2006, $12,552 in these fees was outstanding to this officer and is included in due to related parties on the accompanying balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties (continued)
----------------------------------

For the six months ended June 30, 2006, the Company incurred $40,600 in consulting fees to an officer of the Company. At June 30, 2006, $7,345 in these fees was outstanding to this officer and is included in due to related parties on the accompanying balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand. Additionally, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations (See note 4).

For the six months ended June 30, 2006, the Company incurred $60,000 in consulting fees to a director of the Company.

Loan Payable - Related Party
----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($144,366 at June 30, 2006) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest compounded monthly, had an initial term of twelve months, and is repayable quarterly in arrears. The officer agreed to extend this loan for an additional twelve months until March 2006. The due date of this loan is currently being negotiated and is payable on demand. Additionally, during 2005, the Company borrowed $85,000 from this officer, which was repaid in 2006. This loan accrued interest at 9.6% per annum. For the six months ended June 30, 2006 and 2005, the Company incurred $7,330 and $7,425, respectively, in interest related to these loans. At June 30, 2006, $3,455 in interest was accrued on these loans and the aggregate principal and interest amount due is $144,336 and is included in loan payable - related party on the accompanying balance sheet.

NOTE 3 - FINANCING ARRANGEMENTS

Loan Payable
------------

On October 25, 2004, the Company and Cornell Capital Partners ("Cornell") entered into a Securities Purchase Agreement, pursuant to which Cornell purchased two 5% secured convertible debentures. The initial convertible debenture in the original principal amount of $125,000 was dated October 25, 2004 and the second convertible debenture in the original principal amount of $125,000 was dated January 4, 2005 (collectively, the "Original Debentures"). In connection with the terms of the original debentures, for the six months ended June 30, 2005, the Company recorded a beneficial conversion amount of $31,250 as interest expense since the debentures were immediately convertible.

On May 17, 2005, the Company and Cornell entered into a $255,237 Promissory Note (the "Note"), whereby the Original Debentures were terminated. This Note represents the outstanding principal balance of $250,000 on the Original Debentures, plus accrued but unpaid interest through April 30, 2005 equal to $5,237. In January 2006, in connection with a preferred stock offering, this note was repaid.

The Company's subsidiary, Medlink, has several loans and credit lines with financial institutions. The loans require monthly installments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables and assets of Medlink, and are due through November 2007. At June 30, 2006, loans payable to these financial institutions aggregated $298,119.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debenture Payable
-----------------------------

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivative with a corresponding value recorded as a liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/(expense) in the consolidated statements of operations. On February 1, 2006, the Company and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, on February 1, 2006, the Company initially recorded debt settlement expense of $46,686 and a warrant liability of $46,686. At the end of each reporting period, the Company revalues the warrant and convertible feature derivative liabilities. For the six months ended June 30, 2006, after adjustment, the Company recorded a loss on valuation of the derivative liability of $19,022. Amortization of debt discount for the six months ended June 30, 2006 was $62,500 and is included in interest expense. Amortization of debt offering costs for the six months ended June 30, 2006 was $9,566 and is included in interest expense. At June 30, 2006, the estimated fair values of the convertible feature derivative liabilities and warrants were $268,918 and $65,302, respectively, and are reflected as liabilities on the accompanying consolidated balance sheet.

The Company agreed to register, on a best efforts basis, 3,571,429 shares of its common stock underlying the conversion of the Debentures and the exercise of the warrant not later than 30 days after the Company files its annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

The convertible debenture liability is as follows at June 30, 2006:

         Convertible debentures payable ..................    $ 250,000

         Less: unamortized discount on debentures ........      (93,750)
                                                              ---------

         Convertible debentures, net .....................    $ 156,250
                                                              =========

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

In December 2004, the Company valued the common shares issued to Cornell at the fair market value on the dates of grant of $0.1664 per share, or $200,000, based on the quoted trading price for the stock. At December 31, 2005, the commitment fee was deemed to be a deferred offering cost on the accompanying balance sheet. Pursuant to the SEDA Termination Agreement, Cornell shall retain 600,889 of the Investor's Shares and return the other 601,890 of the Investor's Shares to the Company to be cancelled. Monitor Capital, Inc. shall retain 62,500 of the Placement Agent's Shares and return the other 62,500 of the Placement's Agent's Shares to the Company to be cancelled. In connection with the termination of the SEDA, the Company received and cancelled 664,390 shares of its common stock with a fair market value of $93,015 and for the six months ended June 30, 2006, recorded debt offering cost expense of $106,985 on the accompanying consolidated statement of operations.

NOTE 4 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

On January 13, 2006, the Company's Board of Directors approved the creation of 16,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations:

   (a)   each share has a stated value of $100 per share and no par value;

   (b) With respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation, the Series A Preferred Shares shall be senior to the common stock of the Company, par value $.00001 per share and senior to all other series of Preferred Shares (the "Junior Stock").

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

   (d) Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such shares, into such number of fully paid and non-assessable shares of Common Stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares plus (ii) all accrued but unpaid dividends thereon, divided by the Conversion Price, as defined. The Conversion Price" shall be equal to the lower of (i) $0.192 ( the "Fixed Conversion Price"), or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the Common Stock during the ten (10) Trading Days immediately preceding the date of conversion (the "Market Conversion Price"). The VWAP shall be determined using price quotations from Bloomberg, LP. "Trading Day" shall mean any day during which the Nasdaq OTC Bulletin Board shall be open for trading. Additionally, each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company. Each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the third anniversary of the date of Investment Agreement.

   (e) The Series A Preferred Shares shall not have any voting rights except as provided under the laws of the state of Colorado.

   (f) The shares are not subject to redemption. However, the Company, at its option, shall have the right to redeem (unless otherwise prevented by law), with three (3) business days advance written notice (the "Redemption Notice"), any shares of Series A Preferred Shares provided that the closing bid price of the of the Company's Common Stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Company shall pay an amount equal to One Hundred Fifteen percent (115%) of the Liquidation Amount, plus accrued but unpaid dividends thereon (the "Redemption Amount"). The Company shall deliver to the holder the Redemption Amount on the third (3rd) business day after the Redemption Notice. After receipt of a Redemption Notice, the holder shall be entitled to continue to convert outstanding shares of Series A Preferred Shares until the Redemption Price is received, subject to the conversion limitations as defined.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

On January 13, 2006, the Company entered into an Investment Agreement with Cornell and, together with the Company, (the "Parties"), pursuant to which the Company shall sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of the Company's common stock, par value $.00001 per share (the "Common Stock") for a total price of up to $1,600,000.

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares were sold to Cornell on January 13, 2006 and had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 consisting of new funding, from which the Company received net proceeds of $470,734 after the payment of placement fees and expenses of $74,029. On May 8, 2006, the Company sold the remaining 8,000 shares of Series A Preferred Shares to Cornell, at the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

In connection with the sale of the Series A Preferred Shares, on January 13, 2006, the Parties agreed that Cornell would surrender the Promissory Note issued by the Company to Cornell on May 17, 2005, in the principal amount of $255,237, in exchange for $255,237 of Series A Preferred Shares. As of January 13, 2006, the full amount outstanding under the Promissory Note was $255,237, plus accrued and unpaid interest of $0. As a result of the Parties' agreement, the Promissory Note was retired and canceled. The Parties also agreed to terminate the Securities Purchase Agreement and the Investor Registration Rights Agreement, each dated as of October 25, 2004, as well as the Pledge and Escrow Agreements, each dated as of October 21, 2004, that were entered into by the Parties in connection with the issuance of the Promissory Note.

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

Subject to the terms and conditions of an Investor Registration Rights Agreement, the Company was required to prepare and file, no later than the earlier of 30 days from the date the Company files its Form 10-KSB for the year ended December 31, 2005 or the date that such filing is due (the "Scheduled Filing Deadline"), with the SEC, a registration statement on Form S-1 or SB-2 under the 1933 Act (the "Initial Registration Statement") for the registration for the resale by the Investor of the underlying common stock and warrants, including at least 25,000,000 shares underlying the Series A Preferred Shares and 5,000,000 Warrant Shares. The Company shall cause the Registration Statement to remain effective until all of the Registerable Securities have been sold. The Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the date hereof (the "Scheduled Effective Deadline") and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registerable Securities have been sold, subject to the terms and conditions of this Agreement. It shall be an event of default hereunder if the Initial Registration Statement is not declared effective by the SEC within one hundred twenty (120) days (July 29, 2006). The Company filed its initial registration statement on Form SB-2 on May 9, 2006.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. In connection with the initial sale of the Series A Preferred Stock, the initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively, which reduced the carrying value of the Series A Preferred Stock to zero. The $477,363 excess value of the fair values of the ECF and warrants over the gross proceeds received from the Preferred Stock was charged to other expense upon recording. The initial fair values of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 222%; risk-free interest rate of 4.26%; estimated life of 5 years and no dividends. In connection with the final sale of the Series A Preferred Stock on May 8, 2006, the initial estimated fair value of the ECF was $1,003,135, which reduced the carrying value of the Series A Preferred Stock to zero. The $203,135 excess value of the fair values of the ECF over the gross proceeds received from the Preferred Stock was charged to other expense upon recording. The initial fair value of this ECF was estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 228%; risk-free interest rate of 5.13%; estimated life of 2.7 years and no dividends. At June 30, 2006, the Company revalued the EFC and warrants resulting in an additional loss on derivative liability of $485,214 due to an increase in the Company's stock price. At June 30, 2006, the fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 228%; risk-free interest rate of 5.16%; estimated life of 1.5 to 4.55 years and no dividends. At June 30, 2006, the estimated fair value of the ECF and warrants was $1,830,231 and $935,481, respectively, and are reflected as derivative liabilities on the accompanying consolidated balance sheet.

At June 30, 2006, cumulative and unpaid Series A preferred dividends amounted to $34,214 and are in included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Common Stock
------------

In connection with the termination of the SEDA, the Company received and cancelled 664,390 shares of its common stock with a fair market value of $93,015.

On March 20, 2006, the Company entered into a one-year consulting contract for business development services. In connection with the agreement, the Company issued 900,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.12 per share based on the quoted trading price and recorded deferred consulting expense of $108,000 to be amortized over the service period. In addition, the Company granted a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant has a term expiring January 31, 2009. 1,000,000 of the warrants are exercisable at $0.20 per share and 1,000,000 of the warrants are exercisable at $0.25 per share. The fair value of this warrant grant was estimated at $221,998 or $.11 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense, which will be amortized over the contract period. For the six months ended June 30, 2006, the Company recorded consulting expense of $91,666 in connection with the issuance of these common shares and warrants.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

A summary of the status of the Company's outstanding stock options as of June 30, 2006 and changes during the period then ended are as follows:

                                              Number of     Weighted Average
                                               Options       Exercise Price
                                              ---------     ----------------
   Balance at December 31, 2005 .........     3,225,000          $ 0.31
   Granted ..............................       200,000            0.15
   Exercised ............................             -               -
   Forfeited ............................             -               -
                                              ---------          ------
   Balance at June 30, 2006 .............     3,425,000          $ 0.30
                                              =========          ======

   Options exercisable at end of period       3,425,000          $ 0.30
                                              =========          ======

   Weighted average fair value of options
   granted during the period ............                        $ 0.15

The following table summarizes information about employee and consultants stock options outstanding at June 30, 2006:

                Options Outstanding                       Options Exercisable
---------------------------------------------------    -------------------------
                              Weighted
                              Average      Weighted                     Weighted
Range of        Number       Remaining     Average         Number       Average
Exercise   Outstanding at   Contractual    Exercise    Exercisable at   Exercise
 Price     June 30, 2006   Life (Years)    Price      June 30, 2006     Price
--------   --------------   ------------   --------    --------------   --------
$   0.50      1,425,000         2.12       $   0.50       1,425,000     $   0.50
$   0.20        600,000         3.50           0.20         600,000         0.20
$   0.15      1,400,000         4.16           0.15       1,400,000         0.15
           --------------                  --------    --------------   --------
              3,425,000                    $   0.30       3,425,000     $   0.30
           ==============                  ========    ==============   ========

As of June 30, 2006, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

The valuation of the option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the six months ended June 30, 2006: expected volatility of 222%; risk free interest rate ranging from 3.75% to 4.26%; expected life of 5 years and annual dividend rate of 0%.

In utilizing the Black-Scholes, the Company calculates volatility using the historical volatility of our stock, the expected term is based on our estimate of when the options will be exercised, and the risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

A summary of the status of the Company's outstanding stock warrants as of June 30, 2006 and changes during the period then ended is as follows:

                                              Number of     Weighted Average
                                              Warrants       Exercise Price
                                              ---------     ----------------
   Balance at December 31, 2005 .........     9,502,500          $ 0.57
   Granted ..............................     7,400,000            0.24
   Exercised ............................             -               -
   Forfeited ............................             -               -
                                             ----------          ------
   Balance at June 30, 2006 .............    16,902,500          $ 0.43
                                             ==========          ======

   Options exercisable at end of period .    16,902,500          $ 0.43
                                             ==========          ======

   Weighted average fair value of options
   granted during the period ............                        $ 0.24

The following information applies to all warrants outstanding at June 30, 2006:

                              Warrants Outstanding         Warrants Exercisable
                           -------------------------      ----------------------
                             Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining       Average                     Average
Exercise                   Contractual      Exercise                    Exercise
 Prices       Shares       Life (Years)      Price          Shares       Price
--------     ---------     ------------     --------      ---------     --------
 $ 1.00      4,100,000         2.13          $ 1.00       4,100,000      $ 1.00
 $ 0.30      4,500,000         2.75          $ 0.30       4,500,000      $ 0.30
 $ 0.20      6,302,500         3.55          $ 0.20       6,302,500      $ 0.20
 $ 0.25      2,000,000         1.87          $ 0.25       2,000,000      $ 0.25

                          TRANSAX INTERNATIONAL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

                                                  Six months ended June 30,
                                                     2006            2005
                                                 -----------     -----------
      Net revenues to unaffiliated customers:
              Brazil ........................    $ 2,015,902     $ 1,501,431
                                                 -----------     -----------
      Operating Expenses:
              Brazil ........................      1,664,023       1,216,321
              USA ...........................        666,595         336,595
              Australia .....................          2,315           7,176
              Mauritius .....................         28,861          36,231
                                                 -----------     -----------
                                                   2,361,794       1,596,323
                                                 -----------     -----------
      Loss from operations ..................       (345,892)        (94,892)
                                                 -----------     -----------
      Other income (expenses):
              Brazil ........................       (203,689)        (59,242)
              USA ...........................     (1,444,509)       (119,676)
              Australia .....................              -           7,950
                                                 -----------     -----------
                                                  (1,648,198)       (170,968)
                                                 -----------     -----------
      Net loss as reported ..................    $(1,994,090)    $  (265,860)
                                                 -----------     -----------

NOTE 6 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $12,872,724, and at June 30, 2006 has a stockholders' deficit of $3,717,316 and has a working capital deficit of $3,858,138. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2006 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Furthermore, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2006, these deficiencies (including interest and fines) amounted to approximately $815,850. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - SUBSEQUENT EVENT

On July 17, 2006, in connection with the conversion of $15,000 of the convertible debenture outstanding, the Company issued 104,167 shares of common stock.

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

Through our wholly-owned subsidiary Medlink Conectividade em Saude Ltda ("Medlink") (formerly TDS Telecommunication Data Systems Ltda.), we are an international provider of health information management products (collectively, the "Health Information Management Products"), which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record management processes. We have developed a proprietary software trademarked (Brazil only) "MedLink Solution", which was specifically designed and developed for the healthcare and health insurance industry enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that were previously performed manually (the "MedLink Solution").

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2005

Our net losses during the six-month period ended June 30, 2006 were $1,994,090 compared to a net loss of $265,860 during the six-month period ended June 30, 2005, an increase of $1,728,230.

During the six-month period ended June 30, 2006 we generated $2,015,902 in revenues compared to $1,501,431 in revenues for the six-month period ended June 30, 2005, an increase of $514,471 or 34.3%. The significant increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at the healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 3.75 million "real time" transactions during the six-month period ended June 30, 2006 compared to 3.00 million "real time" transactions during the period ended June 30, 2005.

During the six-month period ended June 30, 2006, we incurred operating expenses of $2,361,794 compared to operating expenses of $1,596,323 incurred during the six-month period ended June 30, 2005, an increase of $765,471 or 48.0%. The increase in operating expenses during the six-month period ended June 30, 2006 from the same period in 2005 resulted from: (i) an increase of $248,440 or 43.6% in cost of product support services resulting from the increase in revenues;
(ii) an increase of $150,621 or 200.9% in management and consulting fees-related parties due to an increase in use of management and a director/consultant needed to handle our increased operations; (iii) an increase of $128,964 or 34.3% in general and administrative expenses resulting from an increase in operating costs associated with increased operations and increased travel expenses; (iv) an increase of $18,324 or 17.7% in depreciation and amortization expense as a result of an increase in property and equipment acquired for our Medlink operations; (v) an increase of $127,764 in investor relations fees primarily resulting from the issuance of common stock and warrants to a consultant for investor relations services; (vi) an increase of $44,401 or 62.4% in professional fees relating to legal and accounting costs associated with our financings and the filing of a registration statement on Form SB-2 and (vii) an increase of $46,957 or 12.2% in compensation and related benefits associated with the increased operations at our Medlink operations.

We reported a loss from operations of $345,892 for the six-month period ended June 30, 2006 as compared to a loss from operations of $94,892 for the six-month period ended June 30, 2005, an increase of $251,000. Although there can be no assurances, we anticipate that during fiscal year 2006, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2005. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2006 as compared to fiscal year 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses increased $1,477,230 or 864.0% for the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005. Included in this change is: (i) an increase in other expense of $58,989 from $10,514 of other income recognized during the six-month period ended June 30, 2005; (ii) an increase of $153,671 in debt settlement and offering costs from $-0- during the six-month period ended June 30, 2005, which relates to the issuance of warrants to the debenture holder and amortization of certain debt offering costs; (iii) an increase of $1,168,930 in loss from derivative liabilities from $15,804 during the six-month period ended June 30, 2005, which relates to the classification of the embedded conversion feature and related warrants issued in connection with our Series A preferred stock and debenture payable as a derivative instrument; and (iv) an increase of $59,738 in interest expense from $192,112 for the six-month period ended June 30, 2005, which reflects the amortization of debt discounts and debt offering costs of $72,066 for the six months ended June 30, 2006 offset by a decrease in our borrowings during the six months ended June 30, 2006.

For the six-month period ended June 30, 2006 our net loss was $1,994,090 compared to a net loss of $265,860 for the six-month period ended June 30, 2005.

During the six months ended June 30, 2006, we recorded a deemed preferred stock dividend of $1,600,000 which relates to our Series A Convertible Preferred Stock. This non-cash item related to the embedded beneficial conversion features of those securities and fair value of warrants of those securities. Additional, for the six months ended June 30, 2006, we recorded cumulative preferred stock dividends of $34,214.

We reported a net loss attributable to common shareholders of $3,628,304 for the six months ended June 30, 2006 as compared to a net loss attributable to common shareholders of $265,860 for the six months ended June 30, 2005. This translates to an overall per-share loss available to shareholders of ($0.06) and ($0.01) for the six months ended June 30, 2006 and 2005, respectively.

THREE-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2005

Our net losses during the three-month period ended June 30, 2006 were $1,302,259 compared to a net loss of $167,041 during the three-month period ended June 30, 2005, an increase of $1,135,218.

During the three-month period ended June 30, 2006 we generated $1,034,844 in revenues compared to $861,023 in revenues for the three-month period ended June 30, 2005, an increase of $173,821 or 20.2%. The significant increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at the healthcare provider's locations in Brazil. Upon installation, we begin the processing of applications submitted by the healthcare provider for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 1.84 million "real time" transactions during the three-month period ended June 30, 2006 compared to 1.33 million "real time" transactions during the period ended June 30, 2005.

During the three-month period ended June 30, 2006, we incurred operating expenses of $1,258,835 compared to operating expenses of $916,787 incurred during the three-month period ended June 30, 2005, an increase of $342,048 or 37.3%. The increase in operating expenses during the three-month period ended June 30, 2006 from the same period in 2005 resulted from: (i) an increase of $71,284 or 20.0% in cost of product support services resulting from the increase in revenues; (ii) an increase of $75,495 or 183.0% in management and consulting fee-related parties due to an increase in use of management and a director/consultant needed to handle our increased operations; (iii) an increase of $88,296 or 47.6% in general and administrative expenses resulting from a increase in operating costs associated with increased operations and increased travel expenses; (iv) a decrease of $2,812 or 4.8% in depreciation and amortization expense; (v) an increase of $118,247 in investor relations fees primarily resulting from the issuance of common stock and warrants to a consultant for investor relations services; (vi) a decrease of $13,154 or 22.3% in professional fees relating to certain accounting costs incurred in 2005; and
(vii) an increase of $4,692 or 2.2% in compensation and related benefits associated with the increased operations at our Medlink operations.

We reported a loss from operations of $223,991 for the three-month period ended June 30, 2006 as compared to a loss from operations of $55,764 for the three-month period ended June 30, 2005, an increase of $168,227. Although there can be no assurances, we anticipate that during fiscal year 2006, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2005. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2006 as compared to fiscal year 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses increased $966,991 or 869.0% for the three-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005. Included in this change is: (i) an increase in other expense of $26,126 from $0 of other expenses recognized during the three-month period ended June 30, 2005;
(ii) an increase of $919,827 in loss from derivative liabilities from $15,804 during the three-month period ended June 30, 2005, which relates to the classification of the embedded conversion feature and related warrants issued in connection with our Series A preferred stock and debenture payable as a derivative instrument; and (iii) a decrease of $9,487 in interest expense from $119,405 for the three-month period ended June 30, 2005, which reflects a decrease in our borrowings offset by the amortization of debt discounts and debt offering costs of $36,033 during the three-month period ended June 30, 2006. Additionally, during the three months ended June 30, 2005, we recorded interest expense of $31,200 related to the granting of warrants which is not reflected in the 2006 period.

For the three-month period ended June 30, 2006 our net loss was $1,302,259 compared to a net loss of $167,041 for the three-month period ended June 30, 2005.

During the three months ended June 30, 2006, we recorded a deemed preferred stock dividend of $800,000 which is related to our Series A Convertible Preferred Stock. This non-cash expense related to the embedded beneficial conversion features of those securities and fair value of warrants of those securities. Additionally, for the three months ended June 30, 2006, we recorded cumulative preferred stock dividends of $34,214.

We reported a net loss attributable to common shareholders of $2,136,473 for the three months ended June 30, 2006 as compared to a net loss attributable to common shareholders of $167,041 for the three months ended June 30, 2005. This translates to an overall per-share loss available to shareholders of ($0.04) and ($0.01) for the three months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our current assets were $1,085,530 and our current liabilities were $4,943,668, which resulted in a working capital deficit of $3,858,138. As of June 30, 2006, our total assets were $2,196,551 consisting of:
(i) $482,813 in cash; (ii) $202,893 in prepaid expenses and other current assets; (iii) $399,824 in accounts receivable; (iv) $358,514 in net software development costs; (v) $733,359 in net property and equipment; (vi) $4,800 in other assets; and (vii) $14,348 in deferred debt offering costs.

As of June 30, 2006, our total liabilities were $5,913,867 consisting of: (i) $1,774,974 in long-term and current portion of accounts payable and accrued expenses; (ii) $229,766 due to related parties; (iii) $207,035 in convertible loans to related parties; (iv) $147,791 in loan payable to related parties; (v) $156,250 in net convertible debenture payable; (vi) $298,119 in loans payable;
(vii) $1,000,783 in warrant liability; and (viii) $2,099,149 in convertible feature liability. As at June 30, 2006, our current liabilities were $4,943,668 compared to $2,563,200 at December 31, 2005. The increase in current liabilities is due primarily to the recording of warrant and convertible feature liabilities offset by the repayment of loans and related loans payable.

Stockholders' deficit increased from $1,627,640 for fiscal year ended December 31, 2005 to $3,717,316 for the six-month period ended June 30, 2006.

For the six-month period ended June 30, 2006, net cash flow used in operating activities was $310,974 compared to net cash provided by operating activities of $251,045 for the six-month period ended June 30, 2005. The change in cash flows used by operating activities is due to the increase in net loss for the six-month period ended June 30, 2006 as well as the repayment of accounts payable.

Net cash flows used in investing activities amounted to $344,813 for the six-month period ended June 30, 2006 compared to $484,404 for the six-month period ended June 30, 2005, a decrease of $139,591. During the six-month period ended June 30, 2006, we capitalized software development costs and acquired equipment for our hardware and software installations while in the six-month period ended June 30, 2005, these costs were higher.

Net cash flows provided by financing activities for the six-month period ended June 30, 2006 were $1,129,059, resulting primarily from net proceeds from the sale of shares of Series A Preferred Stock of $1,223,734 and proceeds from loans in the amount of $6,614, offset by repayment of capital lease obligations of $16,289 and the repayment of related party loans of $85,000. Net cash flows provided by financing activities were $407,674 for the six-month period ended June 30, 2005 resulting from proceeds from a convertible debenture of $336,738, proceeds from loans payable of $141,982 offset by repayment of related party advances of $35,000, repayment of capital lease obligations of $20,962 and the repayment of related party loans of $15,084.

In summary, based upon the cash flow activities as previously discussed, for the six-month period ended June 30, 2006, our overall cash position increased by $474,939.

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

On January 13, 2006, we entered into an Investment Agreement with Cornell Capital Partners ("Cornell") (the "Parties"), pursuant to which we sold to Cornell 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of our common stock, par value $.00001 per share (the "Common Stock") for a total price of up to $1,600,000.

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 in new funding, of which we received net proceeds of $470,734 after the payment of placement fees and expenses of $74,029. On May 8, 2006, we sold the remaining 8,000 shares of Series A Preferred Shares to Cornell, for the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

In connection with the sale of the Series A Preferred Shares, on January 13, 2006, the Parties agreed that Cornell would surrender the Promissory Note issued by us to them on May 17, 2005, in the principal amount of $255,237, in exchange for $255,237 of Series A Preferred Shares. As of January 13, 2006, the full amount outstanding under the Promissory Note was $255,237, plus accrued and unpaid interest of $0. As a result of the Parties' agreement, the Promissory Note was retired and canceled. The Parties also agreed to terminate the Securities Purchase Agreement and the Investor Registration Rights Agreement, each dated as of October 25, 2004, as well as the Pledge and Escrow Agreements, each dated October 21, 2004, that were entered into by the Parties in connection with the issuance of the Promissory Note.

On January 13, 2006, we also issued to Cornell warrants to purchase up to 5,000,000 shares of Common stock. The first warrant issued to Cornell, for 2,500,000 shares of Common Stock at an exercise price of $0.30 per share, shall terminate after the five (5) year anniversary of the date of issuance. The second warrant issued to Cornell was for 2,500,000 shares of Common Stock at an exercise price of $0.20 per share, and shall terminate after the five (5) year anniversary of the date of issuance.

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

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, we granted a warrant to purchase 400,000 shares of our common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warrant on a best efforts basis not later than 30 days after we filed our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. On May 9, 2006 a registration statement was filed with the Securities and Exchange Commission.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us for fiscal year 2006 is the aggregate principal amount of $175,000 and $32,035 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). Previously, the aggregate principal amounts of the Convertible Promissory Notes were $200,000 and $100,000, respectively. During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $200,000 is due on March 31, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and
(ii) $100,000 is due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. On June 28, 2005 and September 30, 2005, the holders of the Convertible Promissory Notes partially exercised the respective conversion rights. As at June 30, 2006, an aggregate principal amount of $175,000 and interest in the amount of $32,035 remains due and owing under the Convertible Promissory Notes.

LOAN - RELATED PARTY

A significant material liability for us for fiscal year 2006 is the aggregate amount of $144,336 in principal due and owing to a related party (the "Loan"). The $144,336 Loan is evidenced by a promissory note with an interest rate of 0.8% per month compounded and was repayable during March 2006. As of the date of this Quarterly Report, the Loan due date is being negotiated. Additionally, during 2005, we borrowed $85,000 from this officer, which amount was repaid during the six-month period ended June 30, 2006. At June 30, 2006, $3,455 in interest was accrued on this loan.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of $209,869 due and owing to Stephen Walters, our President. In accordance with the terms of an agreement, effective April 2006, we pay monthly to Mr. Walters an aggregate amount of $15,000 as compensation for managerial and consulting services he provides.

CONVERTIBLE DEBENTURE

A significant material liability for us for fiscal year 2006 is the convertible debenture payable in the amount of $250,000. On April 1, 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date. On February 1, 2006 we agreed to extend the term of the debentures to December 1, 2007 and issued 400,000 warrants at 0.20 per share valid for two years.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of approximately $816,000 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to 60 months. We made the first payment as per the plan in April 2004 and have continued to make the required payments. At June 30, 2006, approximately $263,000 of our INSS taxes is to be repaid over periods from 20-50 months. The payment program requires us to pay a monthly fixed amount of approximately $9,000. During February 2006, we entered into a payment program for $30,000 of other taxes to be repaid over a period of 60 months. During July 2006, we repaid $188,348 of these Brazilian payroll taxes for prior years.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Transax International Limited include the useful lives of property and equipment and accounting for stock based compensation.

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

Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. FAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective in the first fiscal year that begins after September 15, 2006. We are still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.

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

We have implemented additional measures as part of changes to our internal controls to determine and ensure that information required to be disclosed in reports filed under the exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act; (ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity.

On July 6, 2006, we announced that we were restating our Consolidated Balance Sheets at June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 and our Consolidated Statements of Operations and Statements of Stockholders' Deficit as of and for the year ended December 31, 2005 and for the periods ended June 30, 2005, September 30, 2005 and March 31, 2006 to properly reflect an embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. The change in presentation of the Company's embedded derivative feature associated with its debenture payable had the effect of increasing assets by $19,131, increasing liabilities by $208,117, increasing the stockholders' deficit by $188,986 as of March 31, 2006, and increasing the Company's net loss by $30,038 for the three months ended March 31, 2006. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the year.

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

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our certifying officers have concluded that our disclosure controls and procedures are effective at a reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

         On August 9, 2006, we entered into a Settlement Agreement with X-Clearing, releasing all claims and counterclaims of the complaint without any admission of liability for an out of court settlement of $37,250.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         Cornell Capital Partners

         On January 13, 2006, in accordance with the terms and provisions of the 2006 Investment Agreement, we issued to Cornell: (i) 8,000 shares of Series A Convertible Preferred for aggregate consideration of $800,000, which consisted of $255,237 from the surrender of the Cornell Capital Promissory Note and $544,763 in cash from which we received net proceeds of $470,734 after the payment of placement fees and expenses of $74,029; (ii) five-year warrant exercisable into 2,500,000 shares of our common stock at an exercise price of $0.30; and (iii) a five-year warrant exercisable into 2,500,000 shares of our common stock at an exercise price of $0.20.

         On May 8, 2006, in accordance with the terms and provisions of the 2006 Investment Agreement, we issued to Cornell a further 8,000 shares of Series A Convertible Preferred for aggregate consideration of $800,000, of which we received net proceeds of $728,000 after the payment of placement fees and expenses.

         We were required to prepare and file a registration statement under the Securities Act of 1933, as amended, for registration of the resale of the underlying common stock and warrants, including at least 25,000,000 shares underlying the Series A Convertible Preferred and 5,000,000 Warrant shares. We filed our initial registration statement on Form SB-2 on May 9, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds (continued)

         ROI Group Associates Inc.

         On March 20, 2006, we entered into a one-year consulting contract for business development services with ROI Group Associates Inc. In connection with the agreement, we agreed to issue 900,000 shares of common stock. In addition, we granted a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant has a term expiring January 31, 2009. 1,000,000 of the warrants are exercisable at $0.20 per share and 1,000,000 of the warrants are exercisable at $0.25 per share. These shares were issued during the three months ended June 30, 2006.

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

                                       TRANSAX INTERNATIONAL LIMITED


         Date:  August 14, 2006         By: /s/ Stephen Walters
                                            -------------------
                                            Stephen Walters
                                            Chief Executive Officer


         Date:  August 14, 2006         By: /s/ Adam Wasserman
                                            ------------------
                                            Adam Wasserman
                                            Principal Financial and
                                            Accounting Officer