Form 10QSB/A
period 2005-06-30
TRANSAX INTERNATIONAL LTD
filed 2006-10-13
CIK 1097896

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 2

Transax International Limited (the "Company") is amending this Quarterly Report on Form 10-QSB for the period ended June 30, 2005 in response to the U.S. Securities & Exchange Commission's Comment Letter to the Company dated August 25, 2006 (the "Comment Letter"). In particular, the Company has added language in the Section entitled "Item 3. Controls & Procedures" in accordance with the Comment Letter as well as the disclosure of certain negative covenants in the Section entitled "Item 2. Management's Discussion & Analysis or Plan of Operation" with respect to the Securities Purchase Agreement, dated April 1, 2005, by and between the Company and Scott and Heather Grimes. The remaining Items contained in this report consist of all other Items originally contained in Amendment No. 1 to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 as filed on July 10, 2006. This report does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the comments of the SEC in the Comment Letter.

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

         Consolidated Balance Sheet (Unaudited)
            As of June 30, 2005........................................... 3

         Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended June 30, 2005 and 2004 .... 4

         Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 2005 and 2004............... 5

         Notes to Unaudited Consolidated Financial Statements............. 6-16

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation............................................... 20-26

         Item 3 - Controls and Procedures................................. 26-28


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................................... 29

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds......................................... 30

         Item 3 - Default Upon Senior Securities.......................... 30

         Item 4 - Submission of Matters to a Vote of Security Holders..... 30

         Item 5 - Other Information....................................... 30

         Item 6 - Exhibits................................................ 30

         Signatures....................................................... 30

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

Certain negative covenants in the Securities Purchase Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, for as long as the convertible debenture remains outstanding and without the written consent of the debenture holder, the Company
(a) shall not directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of the Company's assets or any similar transaction or related transactions;
(b) shall not issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security; (c) shall not enter into any security instrument granting the holder a security interest in any or all assets of the Company; (d) shall not file any registration statement on Form S-8 except the Company may file one registration statement on Form S-8 for up to 2,500,000 shares of common stock and provided however, anyone receiving shares pursuant to such permitted Form S-8 registration shall be restricted from selling such shares for a period of ninety (90) days after the registration statement becomes effective and (e) shall not, and shall cause each of its subsidiaries not to, enter into, amend, modify or supplement, or permit any subsidiary to enter into, amend, modify or supplement any agreement, transaction, commitment, or arrangement with any of its or any of its subsidiary's officers, directors, person who were officers or directors at any time during the previous two years, stockholders who beneficially own five percent (5%) or more of the Company's common stock, or Affiliates (as defined in the Securities Purchase Agreement) or with any individual related by blood, marriage, or adoption to any such individual or with any entity in which any such entity or individual owns a five percent (5%) or more beneficial interest, except for (i) customary employment arrangements and benefit programs on reasonable terms, (ii) any investment in an Affiliate of the Company, (iii) any agreement, transaction, commitment, or arrangement on an arms-length basis on terms no less favorable than terms which would have been obtainable from a person other than such related party and (iv) any agreement transaction, commitment, or arrangement which is approved by a majority of the disinterested directors of the Company.

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

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at June 30, 2005. However, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reports, which resulted in the restatement of our financial statements as discussed below. The restatement was undertaken to properly reflect an embedded derivative conversion liability related to our debentures payable in accordance with SFAS No. 133 and EITF 00-19 after further consultation with our independent auditors.

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

On July 6, 2006, we announced that we were restating our Consolidated Balance Sheet at June 30, 2005 and our Consolidated Statement of Operations and Statement of Cash Flows for the period ended June 30, 2005 to properly reflect an embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing total assets by $33,479, increasing liabilities by $80,533, increasing the stockholders' deficit by $47,054 as of June 30, 2005, and decreasing the Company's net loss by $15,446 for the three and six months ended June 30, 2005, respectively. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the six months ended June 30, 2005 but did not impact cash at the end of the period.

Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at June 30, 2005 related to the presentation of derivative liabilities. However, we believe that the implementation of changes to our internal controls and procedures as detailed above has corrected this deficiency.

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

                                        TRANSAX INTERNATIONAL LIMITED


         Date:  October 13, 2006        By: /s/ Stephen Walters
                                            -------------------
                                        Stephen Walters
                                        Chief Executive Officer


         Date:  October 13, 2006        By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Principal Financial and
                                        Accounting Officer