Form 10QSB/A
period 2005-09-30
TRANSAX INTERNATIONAL LTD
filed 2006-10-13
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 3

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 3

Transax International Limited (the "Company") is amending this Quarterly Report on Form 10-QSB for the period ended September 30, 2005 in response to the U.S. Securities & Exchange Commission's Comment Letter to the Company dated August 25, 2006 (the "Comment Letter"). In particular, the Company has added language in the Section entitled "Item 3. Controls & Procedures" in accordance with the Comment Letter as well as the disclosure of certain negative covenants in the Section entitled "Item 2 - Management's Discussion & Analysis or Plan of Operation" with respect to the Securities Purchase Agreement, dated April 1, 2005, by and between the Company and Scott and Heather Grimes. The remaining Items contained in this report consist of all other Items originally contained in Amendment No. 2 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 as filed on July 10, 2006. This report does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the comments of the SEC in the Comment Letter.

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

         Notes to Unaudited Consolidated Financial Statements.............. 6-20

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation................................................21-29

         Item 3 - Controls and Procedures..................................29-31


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings........................................31-32

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds..........................................   32

         Item 3 - Default Upon Senior Securities...........................   33

         Item 4 - Submission of Matters to a Vote of Security Holders......   33

         Item 5 - Other Information........................................   33

         Item 6 - Exhibits.................................................   33

         Signatures........................................................   33

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

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at September 30, 2005. However, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reports, which resulted in the restatement of our financial statements as discussed below. The restatement was undertaken to properly reflect an embedded derivative conversion liability related to our debentures payable in accordance with SFAS No. 133 and EITF 00-19 after further consultation with our independent auditors.

We have implemented additional measures as part of changes to our internal controls to determine and ensure that information required to be disclosed in reports filed under the exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act (although we are not currently subject to Section 404 and, as a consequence, neither management nor our auditors have examined or rendered a report concerning the effectiveness of our internal controls over financial reporting, and we undertake this assessment in preparation for the assessment we would be making at a later time when we become subject to the requirements of Section
404); (ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity.

On July 6, 2006, we announced that we were restating our Consolidated Balance Sheet at September 30, 2005 and our Consolidated Statement of Operations and Statement of Cash Flows as of and for the period ended September 30, 2005 to properly reflect an embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing total assets by $28,697, increasing liabilities by $158,888, increasing the stockholders' deficit by $130,191 as of September 30, 2005, and increasing the Company's net loss by $83,136 and $67,691 for the three and nine months ended September 30, 2005, respectively. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the nine months ended September 30, 2005 but did not impact cash at the end of the period.

Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at September 30, 2005 related to the presentation of derivative liabilities. However, we believe that the implementation of changes to our internal controls and procedures as detailed above has corrected this deficiency.

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

                                        TRANSAX INTERNATIONAL LIMITED

         Date: October 13, 2006         By: /s/Stephen Walters
                                            ------------------
                                        Stephen Walters
                                        Chief Executive Officer

         Date: October 13, 2006         By: /s/Adam Wasserman
                                            -----------------
                                        Adam Wasserman
                                        Principal Financial and
                                        Accounting Officer