Form 10KSB/A
period 2005-12-31
TRANSAX INTERNATIONAL LTD
filed 2006-10-13
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 2

"Transax International Limited (the "Company") is amending this Annual Report on Form 10-KSB for the period ended December, 31, 2005 in response to the U.S. Securities & Exchange Commission's Comment Letter to the Company dated August 25, 2006 (the "Comment Letter"). In particular, the Company has added language in the Section entitled "Item 8A. Controls & Procedures" in accordance with the Comment Letter as well as the disclosure of certain negative covenants in the Section entitled "Item 6. Management's Discussion & Analysis or Plan of Operation" with respect to the Securities Purchase Agreement, dated April 1, 2005, by and between the Company and Scott and Heather Grimes and the Investment Agreement, dated January 13, 2006, by and between the Company and Cornell Capital Partners, LP. The remaining Items contained in this report consist of all other Items originally contained in Amendment No. 1 to our Annual Report on Form 10-KSB for the period ended December 31, 2005 as filed on July 10, 2006. This report does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB, nor modify or update those disclosures in any way other than as required to reflect the comments of the SEC in the Comment Letter.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............33
         Results of Operations................................................34
         Liquidity and Capital Resources......................................35
         Plan of Operations...................................................37
         Material Liabilities.................................................39
         Off-Balance Sheet Arrangements.......................................41

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL............................................................42

ITEM 8A. CONTROLS AND PROCEDURES .............................................42

ITEM 8B. OTHER INFORMATION ...................................................44

PART III......................................................................44

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT............................44
         Identification of Directors and Executive Officers...................44
         Involvement in Certain Legal Proceedings.............................46
         Audit Committee......................................................46
         Compliance with Section 16(a) of the Exchange Act....................46

ITEM 10. EXECUTIVE COMPENSATION...............................................47
         Compensation of Officers and Directors...............................47
         Summary Compensation Table...........................................48
         Stock Option/SAR Grants in Last Fiscal Year .........................49

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......49

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................51
         Indemnification Provisions...........................................52

ITEM 13. EXHIBITS.............................................................55

ITEM 14. PROFESSIONAL ACCOUNTANT FEES AND SERVICES............................55

SIGNATURES....................................................................55

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

Certain negative covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of Cornell Capital Partners: (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security; or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

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

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at December 31, 2005. However, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reports, which resulted in the restatement of our financial statements as discussed below. The restatement was undertaken to properly reflect an embedded derivative conversion liability related to our debentures payable in accordance with SFAS No. 133 and EITF 00-19 after further consultation with our independent auditors.

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

Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at December 31, 2005 related to the presentation of derivative liabilities. However, we believe that the implementation of changes to our internal controls and procedures as detailed above has corrected this deficiency.

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

                                        TRANSAX INTERNATIONAL LIMITED

Dated: October 13, 2006                 By: /s/ Stephen Walters
                                            -------------------
                                            Stephen Walters,
                                            President/Chief Executive Officer


Dated: October 13, 2006                 By: /s/ Adam Wasserman
                                            ------------------
                                            Adam Wasserman,
                                            Chief Financial Officer

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