Form 10QSB/A
period 2006-03-31
TRANSAX INTERNATIONAL LTD
filed 2006-10-13
CIK 1097896

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

Transax International Limited (the "Company") is amending this Quarterly Report on Form 10-QSB for the period ended March 31, 2006 in response to the U.S. Securities & Exchange Commission's Comment Letter to the Company dated August 25, 2006 (the "Comment Letter"). In particular, the Company has added language in the Section entitled "Item 3. Controls & Procedures" in accordance with the Comment Letter as well as the disclosure of certain negative covenants in the Section entitled "Item 2 - Management's Discussion & Analysis or Plan of Operation" with respect to the Securities Purchase Agreement, dated April 1, 2005, by and between the Company and Scott and Heather Grimes. The remaining Items contained in this report consist of all other Items originally contained in Amendment No. 1 to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006 as filed on July 10, 2006. This report does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the comments of the SEC in the Comment Letter.

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

      Notes to Unaudited Consolidated Financial Statements................. 6-24

      Item 2 - Management's Discussion and Analysis or Plan of Operation...25-33

      Item 3 - Controls and Procedures.....................................34-35


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................   36

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.   37

      Item 3 - Default Upon Senior Securities..............................   37

      Item 4 - Submission of Matters to a Vote of Security Holders.........   37

      Item 5 - Other Information...........................................   37

      Item 6 - Exhibits....................................................   37

      Signatures...........................................................   38

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

In April 2005, we entered into a financing agreement ("Securities Purchase Agreement") with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date.

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

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives.Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at March 31, 2006. However, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reports, which resulted in the restatement of our financial statements as discussed below. The restatement was undertaken to properly reflect an embedded derivative conversion liability related to our debentures payable in accordance with SFAS No. 133 and EITF 00-19 after further consultation with our independent auditors.

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

On July 6, 2006, we announced that we were restating our Consolidated Balance Sheet at December 31, 2005 and March 31, 2006 and our Consolidated Statement of Operations and Statement Of Stockholders' Deficit as of and for the year ended December 31, 2005 and for the three months ended March 31, 2006 to properly reflect an embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. The change in presentation of the Company's embedded derivative feature associated with its debenture payable has the effect of increasing assets by $19,131, increasing liabilities by $208,117, increasing the stockholders' deficit by $188,986 as of March 31, 2006, and increasing the Company's net loss by $30,038 for the three months ended March 31, 2006. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the period.

Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at March 31, 2006 related to the presentation of derivative liabilities. However, we believe that the implementation of changes to our internal controls and procedures as detailed above has corrected this deficiency.

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