Form 10QSB/A
period 2006-06-30
TRANSAX INTERNATIONAL LTD
filed 2006-10-13
CIK 1097896

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

Transax International Limited (the "Company") is amending this Quarterly Report on Form 10-QSB for the period ended June 30, 2006 in response to the U.S. Securities & Exchange Commission's Comment Letter to the Company dated August 25, 2006 (the "Comment Letter"). In particular, the Company has added language in the Section entitled "Item 3. Controls & Procedures" in accordance with the Comment Letter as well as the disclosure of certain negative covenants in the Section entitled "Item 2 - Management's Discussion & Analysis or Plan of Operation" with respect to the Securities Purchase Agreement, dated April 1, 2005, by and between the Company and Scott and Heather Grimes. The remaining Items contained in this report consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the period ended June 30, 2006 as filed on August 14, 2006. This report does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the comments of the SEC in the Comment Letter.

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

      Notes to Unaudited Consolidated Financial Statements................. 6-20

      Item 2 - Management's Discussion and Analysis or Plan of Operation...21-30

      Item 3 - Controls and Procedures.....................................30-31


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................   32

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.32-33

      Item 3 - Default Upon Senior Securities..............................   33

      Item 4 - Submission of Matters to a Vote of Security Holders.........   33

      Item 5 - Other Information...........................................   33

      Item 6 - Exhibits....................................................   33

      Signatures...........................................................   33

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

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based, upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

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

Concentrations of Credit Risk (continued)
-----------------------------------------

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

Stock Options (continued)
-------------------------

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

Total other expenses increased $1,477,230 or 864.0% for the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005. Included in this change is: (i) an increase in other expense of $58,989 from $10,514 of other income recognized during the six-month period ended June 30, 2005; (ii) an increase of $153,671 in debt settlement and offering costs from $-0- during the six-month period ended June 30, 2005, which relates to the issuance of warrants to the debenture holder and amortization of certain debt offering costs; (iii) an increase of $1,168,930 in loss from derivative liabilities from $15,804 during the six-month period ended June 30, 2005, which relates to the classification of the embedded conversion feature and related warrants issued in connection with our Series A preferred stock and debenture payable as a derivative instrument; and (iv) an increase of $59,738 in interest expense from $192,112 for the six-month period ended June 30, 2005, which reflects an increase in our borrowings during the six-month period ended June 30, 2006 and the amortization of debt discounts and debt offering costs of $72,066.

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

Total other expenses increased $966,991 or 869.0% for the three-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005. Included in this change is: (i) an increase in other expense of $26,126 from $0 of other expenses recognized during the three-month period ended June 30, 2005;
(ii) an increase of $919,827 in loss from derivative liabilities from $15,804 during the three-month period ended June 30, 2005, which relates to the classification of the embedded conversion feature and related warrants issued in connection with our Series A preferred stock and debenture payable as a derivative instrument; and (iii) a decrease of $9,487 in interest expense from $119,405 for the three-month period ended June 30, 2005, which reflects an increase in our borrowings and the amortization of debt discounts and debt offering costs of $36,033 during the three-month period ended June 30, 2006 offset by the recording of interest expense of $31,200 and $31,250 during the three months ended June 30, 2005 related to the granting of warrants and the recording of a beneficial conversion feature, respectively.

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

Net cash flows provided by financing activities for the six-month period ended June 30, 2006 were $1,129,059, resulting primarily from net proceeds from the sale of shares of Series A Preferred Stock of $1,223,734 and proceeds from loans in the amount of $6,614 offset by repayment of capital lease obligations of $16,289 and the repayment of related party loans of $85,000. Net cash flows provided by financing activities were $407,674 for the six-month period ended June 30, 2005 resulting from proceeds from a convertible debenture of $336,738, proceeds from loans payable of $141,982 offset by repayment of related party advances of $35,000, repayment of capital lease obligations of $20,962 and the repayment of related party loans of $15,084.

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

In April 2005, we entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the Securities Purchase Agreement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date.

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

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to 60 months. We made the first payment as per the plan in April 2004 and have continued to make the required payments. At June 30, 2006, approximately $263,000 of our INSS taxes is to be repaid over periods from 20-50 months. The payment program requires us to pay a monthly fixed amount of approximately $9,000. During February 2006, we entered into a payment program for $30,000 of other taxes to be repaid over a period of 60 months. During July 2006, we repaid $188,348 of Income and Withholding taxes for prior years.

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

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives.Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at June 30, 2006. However, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reports, which resulted in the restatement of our financial statements as discussed below. The restatement was undertaken to properly reflect an embedded derivative conversion liability related to our debentures payable in accordance with SFAS No. 133 and EITF 00-19 after further consultation with our independent auditors.

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

On July 6, 2006, we announced that we were restating our Consolidated Financial Statements at June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 to properly reflect an embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. The change in presentation of the Company's embedded derivative feature associated with its debenture payable had the effect of increasing assets by $19,131, increasing liabilities by $208,117, increasing the stockholders' deficit by $188,986 as of March 31, 2006, and increasing the Company's net loss by $30,038 for the three months ended March 31, 2006. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the three months ended March 31, 2006 but did not impact cash at the end of the year.

Our certifying officers have concluded that our disclosure controls and procedures were ineffective as at June 30, 2006 related to the presentation of derivative liabilities. However, we believe that the implementation of changes to our internal controls and procedures as detailed above has corrected this deficiency.

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

         On August 9, 2006, we entered into a Settlement Agreement with X-Clearing releasing all claims and counterclaims of the complaint without any admission of liability for an out of court settlement of $37,250.

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

         On May 8, 2006, in accordance with the terms and provisions of the 2006 Investment Agreement, we issued to Cornell a further 8,000,000 shares of Series A Convertible Preferred for aggregate consideration of $800,000, of which we received net proceeds of $728,000 after the payment of placement fees and expenses.

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