Form 10QSB
period 2006-09-30
TRANSAX INTERNATIONAL LTD
filed 2006-11-20
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to __________


                         Commission File Number: 0-27845
                                                 -------


                          TRANSAX INTERNATIONAL LIMITED
                          -----------------------------
          (Exact name of small business issuer as specified in charter)


                  COLORADO                             90-0287423
                  --------                             ----------
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                    Outstanding as of November 10, 2006
             -----                    -----------------------------------

Common Stock, $0.00001 par value                  32,230,511

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet (Unaudited)
         As of September 30, 2006..........................................    3

   Consolidated Statements of Operations (Unaudited)
         For the Three and Nine Months Ended September 30, 2006 and 2005 ..    4

   Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2006 and 2005.............    5

   Notes to Unaudited Consolidated Financial Statements.................... 6-23

   Item 2 - Management's Discussion and Analysis or Plan of
         Operation ....................................................... 24-33

   Item 3 - Controls and Procedures .......................................33-34

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings .............................................   34

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ...   34

   Item 3 - Default Upon Senior Securities ................................   35

   Item 4 - Submission of Matters to a Vote of Security Holders ...........   35

   Item 5 - Other Information .............................................   35

   Item 6 - Exhibits ......................................................   35

   Signatures .............................................................   35

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash ......................................................      $    221,945
  Accounts receivable (net of allowance for
   doubtful accounts of $0) .................................           413,529
  Prepaid expenses and other current assets .................           213,947
                                                                   ------------

     Total Current Assets ...................................           849,421

Software development costs, net .............................           344,657
Property and equipment, net .................................           794,771
Deferred debt offering costs ................................             9,565
Other assets ................................................             4,800
                                                                   ------------

     Total Assets ...........................................      $  2,003,214
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current portion of loans payable ..........................      $    411,016
  Accounts payable and accrued expenses .....................         1,340,020
  Due to related parties ....................................           240,119
  Warrant liability .........................................           785,067
  Convertible feature liability .............................         2,084,876
  Loan payable - related party ..............................           149,442
  Convertible loan - related party ..........................           212,328
                                                                   ------------

     Total Current Liabilities ..............................         5,222,868

Loans payable, net of current portion .......................            39,456
Convertible debenture payable, net ..........................           172,500
Convertible feature liability ...............................           244,800
Accounts payable and accrued expenses, net
 of current portion .........................................           500,280
                                                                   ------------

     Total Liabilities ......................................         6,179,904
                                                                   ------------

Stockholders' Deficit:
  Series A convertible preferred stock, no
   par value; 16,000 shares authorized;
   16,000 shares issued and outstanding;
   liquidation preference $1,600,000 ........................         1,478,971
  Common stock $.00001 par value;
   100,000,000 shares authorized;
   32,023,996 shares issued and outstanding .................               320
  Paid-in capital ...........................................         7,943,975
  Accumulated deficit .......................................       (13,524,532)
  Deferred compensation .....................................          (155,832)
  Other comprehensive income - Cumulative
   foreign currency translation adjustment ..................            80,408
                                                                   ------------

     Total Stockholders' Deficit ............................        (4,176,690)
                                                                   ------------

     Total Liabilities and Stockholders' Deficit ............      $  2,003,214
                                                                   ============

              The accompanying notes are an integral part of these
                   unaudited consolidated financial statements

                                   TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     For the Three Months Ended         For the Nine Months Ended
                                                            September 30,                      September 30,
                                                    -----------------------------     -----------------------------
                                                        2006             2005             2006             2005
                                                    ------------     ------------     ------------     ------------
                                                     (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES .......................................    $  1,115,930     $    948,993     $  3,131,832     $  2,450,424
                                                    ------------     ------------     ------------     ------------

OPERATING EXPENSES:
  Cost of product support services .............         392,002          322,478        1,210,418          892,454
  Compensation and related benefits ............         277,598          152,056          709,107          536,608
  Professional fees ............................          43,707           34,293          159,253          105,438
  Management and consulting fees -
   related parties .............................         157,502           70,923          383,088          145,888
  Investor relations ...........................          94,442           54,814          237,841           70,449
  Depreciation and amortization ................          50,817           73,050          172,745          176,654
  General and administrative ...................         306,671          251,051          812,081          627,497
                                                    ------------     ------------     ------------     ------------

     Total Operating Expenses ..................       1,322,739          958,665        3,684,533        2,554,988
                                                    ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS ...........................        (206,809)          (9,672)        (552,701)        (104,564)
                                                    ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES):
  Other income (expense) .......................          15,815                -          (32,660)          10,514
  Foreign exchange gain (loss) .................          (1,576)             428          (11,044)          26,862
  Debt settlement and offering costs ...........               -                -         (153,671)               -
  Loss from derivative liabilities .............         (30,946)         (51,886)      (1,215,680)         (67,690)
  Registration rights penalty ..................        (160,000)               -         (160,000)               -
  Interest expense .............................        (231,239)        (146,646)        (464,717)        (282,482)
  Interest expense - related party .............          (8,823)        (110,004)         (27,195)        (166,281)
                                                    ------------     ------------     ------------     ------------

     Total Other Expenses ......................        (416,769)        (308,108)      (2,064,967)        (479,077)
                                                    ------------     ------------     ------------     ------------

NET LOSS .......................................        (623,578)        (317,780)      (2,617,668)        (583,641)

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDEND .         (28,230)               -       (1,662,444)               -
                                                    ------------     ------------     ------------     ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...    $   (651,808)    $   (317,780)    $ (4,280,112)    $   (583,641)
                                                    ============     ============     ============     ============

COMPREHENSIVE LOSS:
  NET LOSS .....................................    $   (623,578)    $   (317,780)    $ (2,617,668)    $   (583,641)

  OTHER COMPREHENSIVE INCOME:
     Unrealized foreign currency translation
      gain (loss) ..............................          31,418           (4,324)          66,257            4,550
                                                    ------------     ------------     ------------     ------------

  COMPREHENSIVE LOSS ...........................    $   (592,160)    $   (322,104)    $ (2,551,411)    $   (579,091)
                                                    ============     ============     ============     ============

Net loss per Common Share:
 Basic and Diluted .............................    $      (0.02)    $      (0.01)    $      (0.08)    $      (0.02)
                                                    ============     ============     ============     ============

Weighted Average Shares Outstanding -
 Basic and Diluted .............................      31,981,702       30,296,894       31,683,345       29,596,231
                                                    ============     ============     ============     ============

                                The accompanying notes are an integral part of these
                                     unaudited consolidated financial statements

                                                         -4-

                       TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                ---------------------------
                                                                    2006           2005
                                                                -----------     -----------
                                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................    $(2,617,668)    $  (583,641)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization .........................        172,745         176,654
     Amortization of software maintenance costs ............        160,407         106,590
     Beneficial interest ...................................              -          31,250
     Stock-based compensation and consulting ...............        247,714         102,166
     Grant of warrants in connection with debt extension ...         46,686         129,745
     Amortization of deferred debt issuance costs ..........        121,334           9,566
     Amortization of debt discount .........................         93,750          62,500
     Loss from derivative liabilities ......................      1,215,680          67,690
  Changes in assets and liabilities:
     Accounts receivable ...................................        (67,269)       (209,088)
     Prepaid expenses and other current assets .............        (48,818)        (92,804)
     Other assets ..........................................         (2,400)         (2,400)
     Accounts payable and accrued expenses .................        (49,890)        391,390
     Accrued interest payable, related party ...............         16,439          17,929
     Accrued interest payable ..............................              -           5,237
     Due to related parties ................................         11,187          42,744
     Accounts payable and accrued expenses  - long-term ....        104,446          34,365
                                                                -----------     -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ........       (595,657)        289,893
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ...................       (179,500)       (155,581)
  Acquisition of property and equipment ....................       (269,797)       (428,100)
                                                                -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES ......................       (449,297)       (583,681)
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of Series A preferred stock .......      1,223,734               -
  Repayment of advances from related party .................              -         (35,000)
  Repayments under capital lease obligations ...............        (16,289)        (43,891)
  Proceeds from convertible debenture ......................              -         336,738
  Proceeds from loan payable ...............................        136,032         117,704
  Proceeds from loan - related party .......................              -          60,000
  Repayment of loan - related party ........................        (85,000)        (15,084)
                                                                -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..................      1,258,477         420,467
                                                                -----------     -----------

Effect of Exchange Rate Changes on Cash ....................            547        (118,508)
                                                                -----------     -----------

Net Increase in Cash .......................................        214,070           8,171

Cash, Beginning of Period ..................................          7,875           4,090
                                                                -----------     -----------

Cash, End of Period ........................................    $   221,945     $    12,261
                                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ...................................    $   199,111     $    20,188
                                                                ===========     ===========
  Cash paid for income taxes ...............................    $         -     $         -
                                                                ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ........    $    15,000     $   256,717
                                                                ===========     ===========
  Common stock and options issued for services .............    $    82,715     $   102,166
                                                                ===========     ===========
  Grant of common stock warrants in connection with
   debt conversion .........................................    $         -     $   129,745
                                                                ===========     ===========
  Loan paid with preferred stock proceeds ..................    $   255,237     $         -
                                                                ===========     ===========
  Derivative liabilities recorded for deemed
   preferred stock dividend ................................    $ 1,600,000     $         -
                                                                ===========     ===========

                    The accompanying notes are an integral part of these
                         unaudited consolidated financial statements

                                             -5-

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB/A of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its wholly-owned subsidiaries, Transax Limited, Medlink (formerly TDS Telecommunication Data Systems Ltda.), Transax (Australia) Pty Ltd., and Medlink Technologies, Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates used in the preparation of the accompanying financial statements include the allowance for doubtful accounts receivable, the useful lives of property, equipment and software development costs, variables used to determine stock-based compensation, and the valuation of derivative liabilities.

Fair value of financial instruments
-----------------------------------

The fair value of our cash, accounts receivable, accounts payable and accrued expenses approximate carrying values due to their short maturities. The fair values of the Company's debt instruments approximate their carrying values based on rates currently available to it.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

Foreign currency translation
----------------------------

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates, equity is converted historically and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income or loss in stockholders' deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency (Medlink - Brazilian Real, Transax Australia, - Australian dollar and Transax Limited and the Company - USD) are included in the Statement of Operations as incurred.

Comprehensive loss
------------------

Other comprehensive loss currently includes only foreign currency translation adjustments.

Stock-based compensation
------------------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans at fair values. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The recognition of this cost will be made on the modified prospective basis, which applies to new stock-based awards issued after December 31, 2005, and for awards modified, purchased or cancelled after that date.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)
------------------------------------

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the nine months ended September 30, 2005:

                                                        Nine months ended
                                                        September 30, 2005
                                                        ------------------

         Net loss as reported .............................  $(583,641)
         Less: total stock-based employee compensation
           expense determined under fair value based
           method, net of related tax effect ..............    (50,871)
                                                             ---------

         Pro forma net loss ...............................  $(634,512)
                                                             =========

         Basic and diluted loss per share:
             As reported ..................................  $    (.02)
                                                             =========

             Pro forma ....................................  $    (.02)
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

Loss per common share
---------------------

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive, although the common stock equivalents may dilute earnings in the future. The Company's common stock equivalents at September 30, 2006 include the following:

         Options ........................................     3,625,000
         Warrants .......................................    16,902,500
         Preferred stock ................................    14,814,815
         Convertible loans payable -related party .......     1,400,000
         Debenture payable ..............................     2,447,917
                                                             ----------

         Total ..........................................    39,190,232
                                                             ==========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2006, the allowance for doubtful accounts was $0.

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net revenues to two major customers that accounted for approximately 91%, or $2,856,000 and 94% or $2,303,000 of the total revenues for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, these two major customers accounted for 52% and 39% of net revenues, respectively. At September 30, 2006, these two major customers accounted for 51% and 39%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States, Australia and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2006, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

Accounting for conversion features and warrants issued with preferred stock
---------------------------------------------------------------------------

The Company issued $1,600,000 of convertible Series A preferred stock, which contained an Embedded Conversion Feature ("ECF") and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The Conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for conversion features and warrants issued with preferred stock (continued)
---------------------------------------------------------------------------

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and are classified in the consolidated balance sheet as current liabilities at September 30, 2006.

Reclassifications
-----------------

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

Recent accounting pronouncements
--------------------------------

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective in the first fiscal year that begins after September 15, 2006. The Company is still assessing the impact, if any, which SFAS No. 155 will have on its consolidated financial position, results of operations and cash flows.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)
--------------------------------------------

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

On June 20, 2006, the proposed FASB Staff Position EITF 00-19-b, Registration Payment (Registration Rights) Agreements ("FSP 00-19-b"), to determine the accounting for registration rights agreements was issued. The FASB decided to:

    o Limit the scope of the proposed FSP EITF 00-19-b, "Accounting for Registration Payment Arrangements," to registration payment arrangements

    o Separately recognize and measure, for the issuer and holder, registration payment arrangements using a model consistent with the accrual of loss contingencies under FASB Statement No. 5, Accounting for Contingencies, regardless of legal form

    o Require disclosures similar to those required in paragraphs 13(a)-13(c) of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others

    o Apply the proposed FSP using a limited retrospective approach for all existing arrangements and include examples of the application of such transition in the proposed FSP

    o Direct the staff to prepare a ballot draft of the proposed FSP with a comment period of 45 days. The proposed FSP would be effective in the first fiscal year after issuance of the final FSP.

If the proposed FSP 00-19-b is declared effective, the Company does not anticipate any cumulative effect as the proposal is consistent with its accounting treatment.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable
-------------------------

At September 30, 2006, the Company had aggregate loans payable for $175,000 to a related party whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans is due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At September 30, 2006, interest due on these two loans amounted to $37,328 and the aggregate principal amount due is $175,000. During the nine months ended September 30, 2006 and 2005, the Company incurred $15,707 and $17,852, respectively, in interest expense related to these two loans. In the 2005 period, the Company did not incur beneficial conversion charges on these convertible loans because the conversion price was equivalent to the average offering price for equity when these loans became convertible. Additionally, during the nine months ended September 30, 2005, the holder of the notes partially exercised the conversion feature. Accordingly, the Company issued an aggregate of 1,000,000 shares and 1,000,000 warrants to purchase common stock of the Company for the conversion of $125,000 of then outstanding principal balance. The Company also issued an aggregate of 113,738 shares of common stock to settle $14,217 in then outstanding interest due on these loans. The fair value of these warrant grants were estimated at $.078 to $0.164 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, for the nine months ended September 30, 2005, the Company recorded interest expense of $129,745.

Due to Related Parties
----------------------

For the nine months ended September 30, 2006 and 2005, the Company incurred $133,615 and $123,750, respectively, in management fees to an officer/director of the Company. Effective April 2006, the Company's board of directors agreed to increase the compensation of this officer/director from $13,750 per month to $15,000 per month. At September 30, 2006, $217,823 in management fees and other expenses were payable to this officer/director and is included in due to related parties on the accompanying balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand.

For the nine months ended September 30, 2006 and 2005, the Company incurred $40,147 and $29,673, respectively, in accounting fees to a company whose officer is an officer of the Company. At September 30, 2006, $15,297 in these fees was payable to this officer and is included in due to related parties on the accompanying balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand.

For the nine months ended September 30, 2006, the Company incurred $61,600 in consulting fees to an officer of the Company. At September 30, 2006, $7,000 in these fees was outstanding to this officer and is included in due to related parties on the accompanying balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand. Additionally, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations (See note 4).

For the nine months ended September 30, 2006, the Company incurred $94,000 in consulting fees to a director of the Company.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

Loan Payable - Related Party
----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($145,912 at September 30,
2006) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest compounded monthly (9.6% per annum), had an initial term of twelve months, and is repayable quarterly in arrears. The officer agreed to extend this loan for an additional twelve months until March 2006. The due date of this loan is currently being negotiated and is payable on demand. Additionally, during 2005, the Company borrowed $85,000 from this officer, which was repaid in 2006. For the nine months ended September 30, 2006 and 2005, the Company incurred $10,861 and $11,197, respectively, in interest related to these loans. At September 30, 2006, $3,530 in interest was accrued on these loans and the aggregate principal and interest amount due is $149,442 and is included in loan payable - related party on the accompanying balance sheet.

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

The Company's subsidiary, Medlink, has several loans and credit lines with financial institutions. The loans require monthly installments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables and assets of Medlink, and are due through November 2007. At September 30, 2006, loans payable to these financial institutions aggregated $450,472.

Convertible Debentures Payable
------------------------------

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debentures Payable (continued)
------------------------------------------

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivative with a corresponding value recorded as a liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/(expense) in the consolidated statements of operations. On February 1, 2006, the Company and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of two years and is exercisable at $0.20 per share. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, on February 1, 2006, the Company initially recorded debt settlement expense of $46,686 and a warrant liability of $46,686.

On July 17, 2006, in connection with the conversion of $15,000 of outstanding principal on this convertible debenture, the Company issued 104,167 shares of common stock.

At the end of each reporting period, the Company revalues the warrant and convertible feature derivative liabilities. For the nine months ended September 30, 2006, after adjustment, the Company recorded a gain on valuation of the derivative liability of $5,510 and reclassified $16,135 of the derivative liability to paid-in capital due to the partial repayment of the debenture. Amortization of debt discount for the nine months ended September 30, 2006 was $93,750 and is included in interest expense. Amortization of debt offering costs for the nine months ended September 30, 2006 was $14,348 and is included in interest expense. At September 30, 2006, the estimated fair values of the convertible feature derivative liabilities and warrants were $244,800 and $48,753, and are reflected as a conversion feature liability - long-term and warrant liability, respectively, on the accompanying consolidated balance sheet.

The Company agreed to register, on a best efforts basis, 3,571,429 shares of its common stock underlying the conversion of the debentures and the exercise of the warrants.

The convertible debenture liability is as follows at September 30, 2006:

         Convertible debentures payable .................    $ 235,000
         Less: unamortized discount on debentures .......      (62,500)
                                                             ---------

         Convertible debentures, net ....................    $ 172,500
                                                             =========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

In December 2004, the Company valued the common shares issued to Cornell at the fair market value on the dates of grant of $0.1664 per share, or $200,000, based on the quoted trading price for the stock. At December 31, 2005, the commitment fee was deemed to be a deferred offering cost on the accompanying balance sheet. Pursuant to the SEDA Termination Agreement, Cornell retained 600,889 of the Investor's Shares and returned 601,890 of the Investor's Shares to the Company which were cancelled. Monitor Capital, Inc. retained 62,500 of the Placement Agent's Shares and returned the other 62,500 of the Placement's Agent's Shares to the Company to be cancelled. In connection with the termination of the SEDA, the Company received and cancelled 664,390 shares of its common stock with a fair market value of $93,015 and for the nine months ended September 30, 2006, recorded debt offering cost expense of $106,985 on the accompanying consolidated statement of operations.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

    (d) Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such shares, into such number of fully paid and non-assessable shares of Common Stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares plus (ii) all accrued but unpaid dividends thereon, divided by the Conversion Price, as defined. The Conversion Price shall be equal to the lower of (i) $0.192 ( the "Fixed Conversion Price"), or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the Common Stock during the ten (10) Trading Days immediately preceding the date of conversion (the "Market Conversion Price"). The VWAP shall be determined using price quotations from Bloomberg, LP. "Trading Day" shall mean any day during which the Nasdaq OTC Bulletin Board shall be open for trading. Additionally, each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company. Each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the third anniversary of the date of Investment Agreement.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

In the event the Registration Statement is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the holder's option, either a cash amount or shares of the Company's Common Stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as Liquidated Damages for each thirty
(30) day period or any part thereof after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. At September 30, 2006, the Company recorded a registration rights penalty expense of $160,000, which has been included in accrued expenses on the accompanying consolidated balance sheet.

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. In connection with the initial sale of the Series A Preferred Stock on January 13, 2006, the initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively, which reduced the carrying value of the Series A Preferred Stock to zero. The $477,363 excess value of the fair values of the ECF and warrants over the gross proceeds received from the Preferred Stock was charged to other expense upon recording. The initial fair values of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 222%; risk-free interest rate of 4.26%; estimated life of 5 years and no dividends. In connection with the final sale of the Series A Preferred Stock on May 8, 2006, the initial estimated fair value of the ECF was $1,003,135, which reduced the carrying value of the Series A Preferred Stock to zero. The $203,135 excess value of the fair values of the ECF over the gross proceeds received from the Preferred Stock was charged to other expense upon recording. The initial fair value of this ECF was estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 228%; risk-free interest rate of 5.13%; estimated life of 2.7 years and no dividends. At September 30, 2006, the Company revalued the ECF and warrants resulting in an additional loss on derivative liability of $540,692 due to fluctuations in the Company's stock price. At September 30, 2006, the fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 233%; risk-free interest rate ranging from 4.59 % to 4.71%; estimated life of 2.3 to
4.3 years and no dividends. At September 30, 2006, the estimated fair value of the ECF and warrants was $2,084,876 and $736,314, respectively, and are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheet.

At September 30, 2006, cumulative and unpaid Series A preferred dividends amounted to $62,444 and are in included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Common Stock
------------

In connection with the termination of the SEDA, the Company received and cancelled 664,390 shares of its common stock with a fair market value of $93,015.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)
------------------------

On March 20, 2006, the Company entered into a one-year consulting contract for business development services. In connection with the agreement, the Company issued 900,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.12 per share based on the quoted trading price and recorded deferred consulting expense of $108,000 to be amortized over the service period. In addition, the Company granted a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant has a term expiring January 31, 2009. 1,000,000 of the warrants are exercisable at $0.20 per share and 1,000,000 of the warrants are exercisable at $0.25 per share. The fair value of this warrant grant was estimated at $221,998 or $.11 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense, which will be amortized over the contract period. For the nine months ended September 30, 2006, the Company recorded consulting expense of $174,166 in connection with the issuance of these common shares and warrants.

On July 17, 2006, in connection with the conversion of $15,000 of the convertible debenture outstanding, the Company issued 104,167 shares of common stock.

On August 18, 2006, the Company granted 43,270 shares of common stock under the Company's 2004 Incentive Stock Option Plan for legal services performed. The Company valued these common shares at the fair market value on the dates of grant or $0.15 per share based on the quoted trading price and recorded legal fees of $6,490.

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

On August 18, 2005, the Company granted options to purchase an aggregate of 275,000 shares of common stock to an officer and directors of the Company. The options are exercisable at $0.15 per share and expire on August 17, 2011. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.149 or $40,891. For the nine months ended September 30, 2006, in connection with these options, the Company recorded non-cash compensation expense of $40,891.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)
-------------------------

A summary of the status of the Company's outstanding stock options as of September 30, 2006 and changes during the period then ended are as follows:

                                                                       Weighted
                                                                       Average
                                                       Number of       Exercise
                                                        Options         Price
                                                       ----------      --------
Balance at December 31, 2005 .....................      3,225,000      $   0.31
Granted ..........................................        475,000          0.15
Exercised ........................................              -           -
Forfeited ........................................        (75,000)        (0.50)
                                                       ----------      --------
Balance at September 30, 2006 ....................      3,625,000      $   0.29
                                                       ==========      ========

Options exercisable at end of period .............      3,625,000      $   0.29
                                                       ==========      ========

Weighted average fair value of options granted
 during the period ...............................              -      $   0.15

The following table summarizes information about employee and consultants stock options outstanding at September 30, 2006:

                 Options Outstanding                       Options Exercisable
-----------------------------------------------------     ---------------------
              Number        Weighted                       Number
            Outstanding      Average       Weighted     Exercisable    Weighted
 Range of       at          Remaining      Average           at        Average
 Exercise    September     Contractual     Exercise      September     Exercise
  Price       30, 2006     Life (Years)     Price         30, 2006       Price
--------    -----------    ------------    --------      ---------     --------
 $ 0.50      1,350,000         1.87        $   0.50      1,350,000     $   0.50
 $ 0.20        600,000         3.25            0.20        600,000         0.20
 $ 0.15      1,675,000         3.97            0.15      1,675,000         0.15
            -----------                    --------      ---------     --------
             3,625,000                     $   0.29      3,625,000     $   0.29
            ===========                    ========      =========     ========

As of September 30, 2006, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

The valuation of the option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the nine months ended September 30, 2006: expected volatility ranging from of 222% to 231%; risk free interest rate ranging from 3.75% to 4.78%; expected life of 5 years and annual dividend rate of 0%.

In utilizing the Black-Scholes, the Company calculates volatility using the historical volatility of our stock, the expected term is based on our estimate of when the options will be exercised, and the risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants
--------------

On February 1, 2006, the Company and the debenture holder (See Note 3 - Debenture Payable) mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of two years and is exercisable at $0.20 per share. The Company agreed to register 3,571,429 shares of its common stock underlying the conversion of the Debentures and the exercise of the warrant not later than thirty days after the Company files its annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded debt settlement expense of $46,686.

A summary of the status of the Company's outstanding stock warrants as of September 30, 2006 and changes during the period then ended is as follows:

                                                                       Weighted
                                                                       Average
                                                       Number of       Exercise
                                                       Warrants          Price
                                                       ----------      --------
Balance at December 31, 2005 ......................     9,502,500      $   0.57
Granted ...........................................     7,400,000          0.24
Exercised .........................................             -           -
Forfeited .........................................             -           -
                                                       ----------      --------
Balance at September 30, 2006 .....................    16,902,500      $   0.43
                                                       ==========      ========

Options exercisable at end of period ..............    16,902,500      $   0.30
                                                       ==========      ========

Weighted average fair value of options
 granted during the period ........................             -      $   0.24

The following information applies to all warrants outstanding at September 30, 2006:

                              Warrants Outstanding         Warrants Exercisable
                           -------------------------      ----------------------
                             Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining       Average                     Average
Exercise                   Contractual      Exercise                    Exercise
 Prices       Shares       Life (Years)      Price          Shares       Price
--------     ---------     ------------     --------      ---------     --------
 $ 1.00      4,100,000         1.87          $ 1.00       4,100,000      $ 1.00
 $ 0.30      4,500,000         2.49          $ 0.30       4,500,000      $ 0.30
 $ 0.20      6,302,500         3.30          $ 0.20       6,302,500      $ 0.20
 $ 0.25      2,000,000         1.62          $ 0.25       2,000,000      $ 0.25

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

                                               Nine months ended September 30,
                                                     2006            2005
                                                 -----------     -----------
      Net revenues to unaffiliated customers:
              Brazil ........................    $ 3,131,832     $ 2,450,424
                                                 -----------     -----------
      Operating Expenses:
              Brazil ........................      2,574,663       1,955,458
              USA ...........................      1,036,568         540,164
              Australia .....................          2,408           9,131
              Mauritius .....................         70,894          50,235
                                                 -----------     -----------
                                                   3,684,533       2,554,988
                                                 -----------     -----------
      Loss from operations ..................       (552,701)       (104,564)
                                                 -----------     -----------
      Other income (expenses):
              Brazil ........................       (197,721)       (155,857)
              USA ...........................     (1,867,246)       (331,391)
              Australia .....................              -           8,171
                                                 -----------     -----------
                                                  (2,064,967)       (479,077)
                                                 -----------     -----------
      Net loss as reported ..................    $(2,617,668)    $  (583,641)
                                                 -----------     -----------

NOTE 6 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $13,524,532, and at September 30, 2006 has a stockholders' deficit of $4,176,690 and has a working capital deficit of $4,673,447. Since its inception, the Company has funded operations through borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. Additionally, under the current roll out schedules with its clients, the Company expects to increase its revenues significantly during 2006 with the expectation of the Company becoming a profitable entity. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Furthermore, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2006, these deficiencies (including interest and fines) amounted to approximately $744,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 to $3,000,000 of financing designed to fund various commitments and business operations. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 7 - SUBSEQUENT EVENTS

On October 5, 2006, the Company entered into a consulting contract for investor services. In connection with the agreement, the Company issued 55,000 shares of common stock. The Company valued these common shares at the fair market value on the dates of grant or $0.135 per share based on the quoted trading price and recorded deferred consulting expense of $7,425 to be amortized over the service period of three months.

On October 31, 2006, in connection with the conversion of $10,000 of the convertible debentures outstanding, the Company issued 151,515 shares of common stock.

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

Through our wholly-owned subsidiary Medlink Conectividade em Saude Ltda ("Medlink") (formerly TDS Telecommunication Data Systems Ltda.), we are an international provider of health information management products (collectively, the "Health Information Management Products"), which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing hospitals, medical practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record management processes. We have developed a proprietary software trademarked (Brazil only) "MedLink Solution", which was specifically designed and developed for the healthcare and health insurance industry enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that were previously performed manually.

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

During the nine-month period ended September 30, 2006 we generated $3,131,832 in revenues compared to $2,450,424 in revenues for the nine-month period ended September 30, 2005, an increase of $681,408 or 27.8%. The significant increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at the healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 5.80 million "real time" transactions during the nine-month period ended September 30, 2006 compared to 4.78 million "real time" transactions during the period ended September 30, 2005.

During the nine-month period ended September 30, 2006, we incurred operating expenses of $3,684,533 compared to operating expenses of $2,554,988 incurred during the nine-month period ended September 30, 2005, an increase of $1,129,545 or 44.2%.

The increase in operating expenses during the nine-month period ended September 30, 2006 from the same period in 2005 resulted from: (i) an increase of $317,964 or 35.6% in cost of product support services resulting from the increase in revenues; (ii) an increase of $172,499 or 32.1% in compensation and related benefits associated with the increased operations at our Medlink operations;
(iii) an increase of $53,815 or 51.0% in professional fees relating to legal and accounting costs associated with our financings and the filing of a registration statement on Form SB-2; (iv) an increase of $237,200 or 162.6% in management and consulting fees-related parties due to an increase in use of management and a director/consultant needed to handle our increased operations; (v) an increase of $167,392 or 237.6% in investor relations fees primarily resulting from the issuance of common stock and warrants to a consultant for investor relations services; (vi) a decrease of $3,909 or 2.2% in depreciation and amortization expense as a result of an increase in property and equipment acquired for our Medlink operations offset by a decrease in depreciation on fully depreciated property and equipment; and (vii) an increase of $184,584 or 29.4% in general and administrative expenses resulting from an increase in operating costs associated with increased operations and increased travel expenses.

We reported a loss from operations of $552,701 for the nine-month period ended September 30, 2006 as compared to a loss from operations of $104,564 for the nine-month period ended September 30, 2005, an increase of $448,137. Although there can be no assurances, we anticipate that during fiscal year 2006, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2005. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2006 as compared to fiscal year 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses increased $1,585,890 or 331.0% for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005. Included in this change is: (i) an increase in other expense of $43,174 from $10,514 of other income recognized during the nine-month period ended September 30, 2005; (ii) an increase of $153,671 in debt settlement and offering costs from $-0- during the nine-month period ended September 30, 2005, which relates to the issuance of warrants to the debenture holder and amortization of certain debt offering costs; (iii) an increase of $1,147,990 in loss from derivative liabilities from $67,690 during the nine-month period ended September 30, 2005, which relates to the classification and revaluation of the embedded conversion feature and related warrants issued in connection with our Series A preferred stock and debenture payable as a derivative instrument; (iv) for the nine months ended September 30, 2006, we recorded an estimated registrations rights penalty expense of $160,000 related to our Registration Statement on Form SB-2 as compared to $0 for the nine months ended September 30, 2005; (v) an increase of $43,149 in interest expense from $448,763 for the nine-month period ended September 30, 2005; and (vi) an increase of $37,906 in foreign exchanges losses. For the nine months ended September 30, 2006, we recorded interest expense of $117,448 from the amortization of debt discounts and debt offering costs of as compared to $160,995 of interest expense for the nine months ended September 30, 2005 from the valuation of warrants granted upon conversion of debt and the valuation of a beneficial conversion feature, a decrease of $43,547. This decrease was offset by an increase in interest expense incurred due to an increase in our borrowings and increases in interest charges incurred from our payroll liabilities during the nine months ended September 30, 2006.

For the nine-month period ended September 30, 2006 our net loss was $2,617,668 compared to a net loss of $583,641 for the nine-month period ended September 30, 2005.

During the nine months ended September 30, 2006, we recorded a deemed preferred stock dividend of $1,600,000 which relates to our Series A Convertible Preferred Stock. This non-cash item related to the embedded beneficial conversion features of those securities and fair value of warrants of those securities. Additionally, for the nine months ended September 30, 2006, we recorded cumulative preferred stock dividends of $62,444.

We reported a net loss attributable to common stockholders of $4,280,112 for the nine months ended September 30, 2006 as compared to a net loss attributable to common stockholders of $583,641 for the nine months ended September 30, 2005. This translates to an overall per-share loss attributable to common shareholders of $0.08 and $0.02 for the nine months ended September 30, 2006 and 2005, respectively.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

Our net losses during the three-month period ended September 30, 2006 were $623,578 compared to a net loss of $317,780 during the three-month period ended September 30, 2005, an increase of $305,798.

During the three-month period ended September 30, 2006 we generated $1,115,930 in revenues compared to $948,993 in revenues for the three-month period ended September 30, 2005, an increase of $166,937 or 17.6%. The significant increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at the healthcare provider's locations in Brazil. Upon installation, we begin the processing of applications submitted by the healthcare provider for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 2.04 million "real time" transactions during the three-month period ended September 30, 2006 compared to 1.75 million "real time" transactions during the period ended September 30, 2005.

During the three-month period ended September 30, 2006, we incurred operating expenses of $1,322,739 compared to operating expenses of $958,665 incurred during the three-month period ended September 30, 2005, an increase of $364,074 or 38.0%. The increase in operating expenses during the three-month period ended September 30, 2006 from the same period in 2005 resulted from: (i) an increase of $69,524 or 21.6% in cost of product support services resulting from the increase in revenues; (ii) an increase of $125,542 or 82.6% in compensation and related benefits associated with the increased operations at our Medlink operations; (iii) an increase of $9,414 or 27.5% in professional fees relating to our SEC filing and registration statement filings; (iv) an increase of $86,579 or 122.0% in management and consulting fee-related parties due to an increase in use of management and a director/consultant needed to handle our increased operations; (v) an increase of $39,628 or 72.3% in investor relations fees primarily resulting from the issuance of common stock and warrants to a consultant for investor relations services; (vi) a decrease of $22,233 or 30.4% in depreciation and amortization expense; and (vii) an increase of $55,620 or 22.2% in general and administrative expenses resulting from a increase in operating costs associated with increased operations and increased travel expenses.

We reported a loss from operations of $206,809 for the three-month period ended September 30, 2006 as compared to a loss from operations of $9,672 for the three-month period ended September 30, 2005, an increase of $197,137. Although there can be no assurances, we anticipate that during fiscal year 2006, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2005. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2006 as compared to fiscal year 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expenses increased $108,661 or 35.3% for the three-month period ended September 30, 2006 as compared to the three-month period ended September 30, 2005. Included in this change is: (i) an increase in other income of $15,815 from $0 of other expenses recognized during the three-month period ended September 30, 2005 related to a settlement of a lawsuit; (ii) a decrease of $20,940 in loss from derivative liabilities from $51,886 during the three-month period ended September 30, 2005, which relates to the revaluation of the embedded conversion feature and related warrants issued in connection with our Series A preferred stock and debenture payable; (iii) for the three months ended September 30, 2006, we recorded an estimated registrations rights penalty expense of $160,000 related to our Registration Statement on Form SB-2 as compared to $0 for the three months ended September 30, 2005; (iv) an increase of $2,004 in foreign exchanges losses; and (v) a decrease of $16,588 in interest expense from $256,650 for the three-month period ended September 30, 2005, which reflects the recording of $98,545 of interest expense related to grant of warrants upon conversion of related party debt during the three months ended September 30, 2005. This decrease in the current period is offset by an increase in interest expense due to an increase in our borrowings and interest incurred on our payroll tax liabilities and the amortization of debt discounts and debt offering costs during the three-month period ended September 30, 2006.

For the three-month period ended September 30, 2006 our net loss was $623,578 compared to a net loss of $317,780 for the three-month period ended September 30, 2005.

During the three months ended September 30, 2006, we recorded cumulative preferred stock dividends of $28,230 compared to $0 in the 2005 period.

We reported a net loss attributable to common stockholders of $651,808 for the three months ended September 30, 2006 as compared to a net loss attributable to common shareholders of $317,780 for the three months ended September 30, 2005. This translates to an overall per-share loss attributable to common shareholders of $0.02 and $0.01 for the three months ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, our current assets were $849,421 and our current liabilities were $5,222,868, which resulted in a working capital deficit of $4,373,447. As of September 30, 2006, our total assets were $2,003,214 consisting of: (i) $221,945 in cash; (ii) $213,947 in prepaid expenses and other current assets; (iii) $413,529 in accounts receivable; (iv) $344,657 in net software development costs; (v) 794,771 in net property and equipment; (vi) $9,565 in deferred debt offering costs; and (vii) $4,800 in other assets.

As of September 30, 2006, our total liabilities were $6,179,904 consisting of:
(i) $1,840,300 in long-term and current portion of accounts payable and accrued expenses; (ii) $240,119 due to related parties; (iii) $212,328 in convertible loans to related parties; (iv) $149,442 in loan payable to related parties; (v) $172,500 in net convertible debenture payable; (vi) $450,472 in loans payable;
(vii) $785,067 in warrant liability; and (viii) $2,329,676 in convertible feature liability. As at September 30, 2006, our current liabilities were $5,222,868 compared to $2,563,200 at December 31, 2005. The increase in current liabilities is due primarily to the recording of warrant and convertible feature liabilities and the accrual of an estimated registration rights penalty of $160,000 offset by the repayment of loans and related loans payable.

Stockholders' deficit increased from $1,627,640 at December 31, 2005 to $4,176,690 at September 30, 2006.

For the nine-month period ended September 30, 2006, net cash used in operating activities was $595,657 compared to net cash provided by operating activities of $289,893 for the nine-month period ended September 30, 2005. The change in cash flows used by operating activities is due to the increase in net loss for the nine-month period ended September 30, 2006 as well as the repayment of accounts payable.

Net cash flows used in investing activities amounted to $449,297 for the nine-month period ended September 30, 2006 compared to $583,681 for the nine-month period ended September 30, 2005, a decrease of $134,384. During the nine-month period ended September 30, 2006, we capitalized software development costs and acquired equipment for our hardware and software installations while in the nine-month period ended September 30, 2005, these costs were higher.

Net cash flows provided by financing activities for the nine-month period ended September 30, 2006 were $1,258,477, resulting primarily from net proceeds from the sale of shares of Series A Preferred Stock of $1,223,734 and proceeds from loans in the amount of $136,032, offset by repayment of capital lease obligations of $16,289 and the repayment of related party loans of $85,000. Net cash flows provided by financing activities were $420,467 for the nine-month period ended September 30, 2005 resulting from proceeds from a convertible debenture of $336,738, proceeds from loans payable of $177,704 offset by repayment of related party advances of $35,000, repayment of capital lease obligations of $43,891 and the repayment of related party loans of $15,084.

In summary, based upon the cash flow activities as previously discussed, for the nine-month period ended September 30, 2006, our overall cash position increased by $214,070.

PLAN OF OPERATION

Since our inception, we have funded operations through borrowings and equity investments in order to meet our strategic objectives. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our software products and distribution networks.

On January 13, 2006, we entered into an Investment Agreement with Cornell Capital Partners ("Cornell") (the "Parties"), pursuant to which we sold to Cornell 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") for a total price of up to $1,600,000. The Series A Convertible Preferred Shares shall be convertible, at Cornell's discretion, into shares of our common stock, par value $.00001 per share.

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 in new funding, of which we received net proceeds of $470,734 after the payment of placement fees and expenses of $74,029. On May 8, 2006, we sold the remaining 8,000 shares of Series A Preferred Shares to Cornell, for $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

Certain negative covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, as long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of Cornell Capital Partners: (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security; or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

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

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, we granted a warrant to purchase 400,000 shares of our common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warrant on a best efforts basis.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us for fiscal year 2006 is the aggregate principal amount of $175,000 and $32,035 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). Previously, the aggregate principal amounts of the Convertible Promissory Notes were $200,000 and $100,000, respectively. During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $200,000 is due on March 31, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and
(ii) $100,000 is due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. On June 28, 2005 and September 30, 2005, the holders of the Convertible Promissory Notes partially exercised the respective conversion rights. As of September 30, 2006, an aggregate principal amount of $175,000 and interest in the amount of $37,328 remains due and owing under the Convertible Promissory Notes.

LOAN - RELATED PARTY

A significant material liability for us for fiscal year 2006 is the aggregate amount of $145,912 in principal due and owing to a related party (the "Loan"). The $145,912 Loan is evidenced by a promissory note with an interest rate of 0.8% per month compounded and was repayable during March 2006. As of the date of this Quarterly Report, the Loan due date is being negotiated. Additionally, during 2005, we borrowed $85,000 from this officer, which amount was repaid during the nine-month period ended September 30, 2006. At September 30, 2006, $3,530 in interest was accrued on this loan.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of $217,823 due and owing to Stephen Walters, our President. In accordance with the terms of an agreement, effective April 2006, we pay monthly to Mr. Walters an aggregate amount of $15,000 as compensation for managerial and consulting services he provides.

CONVERTIBLE DEBENTURES

A significant material liability for us for fiscal year 2006 are the convertible debenture payables in the amount of $235,000. On April 1, 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date. On February 1, 2006 we agreed to extend the term of the debentures to December 1, 2007 and issued 400,000 warrants at 0.20 per share valid for two years.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2006 is the aggregate amount of approximately $744,000 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. We made the first payment as per the plan in April 2004 and have continued to make the required payments. At September 30, 2006, approximately $464,000 of our INSS taxes is to be repaid monthly through April 2011. During February 2006, we entered into a payment program for $30,000 of other taxes to be repaid over a period of sixty months. During July 2006, we repaid $188,348 of these Brazilian payroll taxes for prior years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. FAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective in the first fiscal year that begins after September 15, 2006. We are still assessing the impact, if any, which SFAS No. 155 will have on our consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this interpretation will have a material impact on our financial position, results of operations, or cash flows.

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

During the quarter ended June 30, 2006, we implemented measures as part of our internal controls to determine and ensure that information required to be disclosed in reports filed under the exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act;
(ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity.

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

As a result of the restatement of our Consolidated Balance Sheet, Consolidated Statement of operations and the Consolidated Statements of Stockholders' Deficit, our management determined that there was a significant deficiency in our internal control over financial reporting as of December 31, 2005 and March 31, 2006 related to the presentation of derivative liabilities. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation and recording of the derivative liabilities in June 2006, our CEO and CFO concluded that we have corrected this significant deficiency.

Other than the changes related to the proper presentation and recording of derivative liabilities, there were no changes during our last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

         On July 17, 2006, in connection with the conversion of $15,000 of the convertible debenture outstanding, we issued 104,167 shares of common stock.

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

                          TRANSAX INTERNATIONAL LIMITED


         Date:  November 20, 2006      By: /s/ Stephen Walters
                                           -------------------
                                           Stephen Walters
                                           Chief Executive Officer


         Date:  November 20, 2006      By: /s/ Adam Wasserman
                                           ------------------
                                           Adam Wasserman
                                           Principal Financial and
                                           Accounting Officer