Form 10KSB
period 2006-12-31
TRANSAX INTERNATIONAL LTD
filed 2007-04-17
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to _______

                         Commission file number: 0-27845

                          TRANSAX INTERNATIONAL LIMITED
                          -----------------------------
                 (Name of small business issuer in its charter)

                  COLORADO                                 90-0287423
                  --------                                 ----------
      (State or other jurisdiction of                   (I.R.R. Employer
       incorporation or organization)                  Identification No.)

             5201 BLUE LAGOON DRIVE, 8TH FLOOR, MIAMI, FLORIDA 33126
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 629-3090
                                 --------------
                           (Issuer's telephone number)

      Securities registered pursuant to              Name of each exchange
          Section 12(b) of the Act:                   on which registered:

                    NONE
                    ----

           Securities registered pursuant to section 12(g) of the Act:

                        COMMON STOCK, $0.00001 PAR VALUE
                        --------------------------------
                                (TITLE OF CLASS)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No[_]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (ending December 31, 2006): $4,164,429

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $1,417,014 as of April 10, 2007.

          APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[X] No[_]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                   Outstanding as of April 2, 2007
-----                                   -------------------------------
Common Stock, $0.00001 par value        32,030,511

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

None.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                          TRANSAX INTERNATIONAL LIMITED

                                   FORM 10-KSB

Item 1.  Description of Business ...........................................   1

Item 2.  Description of Property ...........................................  29

Item 3.  Legal Proceedings .................................................  29

Item 4.  Submission of Matters to a Vote of Security Holders ...............  29

Item 5.  Market for Common Equity and Related Stockholder Matters ..........  30

Item 6.  Management's Discussion and Analysis or Plan of Operation .........  35

Item 7.  Financial Statements .............................................. F-1

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ..........................................  47

Item 8A. Controls and Procedures ...........................................  47

Item 8B. Other Information .................................................  49

Item 9.  Directors, Executive Officers, Promoters, Control Persons
         and Corporate Governance; Compliance With Section 16(a) of
         the Exchange Act ..................................................  50

Item 10. Executive Compensation ............................................  53

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ...................................  56

Item 12. Certain Relationships and Related Transactions
         and Director Compensation .........................................  58

Item 13. Exhibits ..........................................................  59

Item 14. Principal Accountant Fees and Services ............................  61

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Transax International Limited files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 20-F that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Transax International Limited is a Colorado corporation and currently trades on the OTC Bulletin Board under the symbol "TNSX.OB" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6". Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Transax International Limited.

We were incorporated under the laws of the State of Colorado in 1999 under the name "Vega-Atlantic Corporation". We were previously engaged in the business of minerals and oil and gas exploration, acquisition and development within the United States and worldwide. Our Board of Directors approved the execution of an agreement in principle dated June 19, 2003 and a subsequent merger agreement and its ancillary documents dated July 22, 2003 (collectively, the "Merger Agreement") among us (then known as Vega-Atlantic Corporation), Vega-Atlantic Acquisition Corporation, our wholly-owned subsidiary ("Vega-Atlantic"), Transax Limited, a Colorado corporation ("Transax"), and certain selling shareholders of Transax. The Merger Agreement and our acquisition of Transax by way of merger was completed effective as of August 14, 2003 (the "Effective Date").

In accordance with the completion of the terms and conditions of the Merger
Agreement: (i) Vega-Atlantic merged with Transax (so that Transax became the surviving company and our wholly-owned subsidiary and, correspondingly, the shareholders, warrant holders and option holders of Transax became our shareholders, warrant holders and option holders; (ii) our business operations became that of Transax, primarily consisting of the development, acquisition, provider and marketing of information network solutions for healthcare providers and health insurance companies world-wide; and (iii) we changed our name to "Transax International Limited" and our trading symbol.

Together with our wholly-owned subsidiary, Medlink Connectividade em Saude Ltda ("Medlink"), formerly known as TDS Telecommunication Data Systems LTDA, we are an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

SUBSIDIARIES

MEDLINK CONNECTIVIDADE EM SAUDE LTDA.

Medlink Connectividade em Saude Ltda ("Medlink"), formerly known as TDS Telecommunication Data Systems, was incorporated under the laws of Brazil on May 2, 1998. On April 4, 2006, the name was changed to Medlink. Medlink is our wholly-owned subsidiary and assists us in providing information network solutions, products and services within Brazil.

TRANSAX AUSTRALIA PTY LTD.

Transax Australia Pty Ltd. was incorporated under the laws of New South Wales, Australia on January 19, 2003, and is our wholly-owned subsidiary ("Transax Australia"). Transax Australia assists us in seeking marketing opportunities to provide information network solutions, products and services within Australia and regionally. Effective April 17, 2007, this company is officially being wound up and formal documents have been signed.

MEDLINK TECHNOLOGIES, INC.

Medlink Technologies, Inc. was incorporated under the laws of Mauritius on January 17, 2003, and is our wholly-owned subsidiary ("Medlink"). Medlink holds the intellectual property developed by us and is responsible for initiating research and development.

CURRENT BUSINESS OPERATIONS

GENERAL

As of the date of this Annual Report, through Medlink, we are an international provider of health information management products (collectively, the "Health Information Management Products"), as described below, which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record management's processes.

Our strategic focus is to become a premier international provider of health information management network solutions for the healthcare providers and health insurance companies, enabling the real time automation of routine patient transactions. We believe that our unique combination of complimentary solutions is designed to significantly improve the business of healthcare. Our Health Information Management Products and software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. In general, the Health Information Management Products and software solutions, including the MedLink Solution, fall into four (4) main areas: (i) compliance management; (ii) coding and reimbursement management; (iii) abstracting; and (iv) record management.

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

GESTAO E PROCESSAMENTO DE INFORMACOES DE SAUDE LTDA.

On January 18, 2007, our Board of Directors approved the execution of a non-binding letter of intent (the "Letter of Intent") with Gestao e Processamento de Informacoes de Saude Ltda, the wholly-owned subsidiary of Companhia Brasileira de Meios de Pagamento, which is the leading credit card payment processor in Brazil ("CBGS"). In accordance with the terms and provisions of the Letter of Intent, we were proposing to sell to CBGS 100% of the total issued and outstanding shares of our wholly-owned subsidiary, Medlink Connectividade em Saude Ltda ("Medlink"), and related intellectual property held by Medlink Technologies, Inc. for the aggregate consideration of approximately $5,900,000.

In accordance with the further terms and provisions of the Letter of Intent, CBGS was to pay cash and retain operating control of Medlink's assets and intellectual property rights in Brazil. The proposed transaction was subject to financial and legal due diligence and closing balance sheet adjustments to be completed by approximately February 28, 2007. In the event that we and CBGS enter into a final definitive agreement after the successful completion of due diligence, we were to continue to retain licensing rights outside of Latin America and intellectual property rights for the United States market.

As of the date of this Annual Report, by the terms of the Letter of Intent, the Letter of Intent has expired and pursuant to the Letter of Intent, our management terminated the Letter of Intent.

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

During fiscal year 2005, we released a new version of MedLink Solution that is Health Insurance Portability and Accountability Act ("HIPAA") compliant, which was developed in-house by our professional using the Microsoft.NET platform (the "MedLink Web Solution"). Medlink became a member of the Microsoft Partnership program, therefore, the initial design and specification of the MedLink Web Solution was undertaken in collaboration with engineers from the Microsoft Development and Training Center in Brazil. Our new MedLink Web Solution offers all functionalities already available in our other capture solutions, but in an Internet-based application that can be accessed by providers through a standard Internet browser. The MedLink Web Solution allows providers to capture medical and dental exams, procedures, therapies, visits, laboratory tests and doctor referrals without complicated software conversion, utilizing an existing Internet connection. MedLink Web Solution contains a number of important security procedures following international standards, utilizing an intrusion detection system and SSL security to encrypt transactions. Additional security features are available at the application level to individual users.

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

During fiscal years ended December 31, 2006 and 2005, respectively, we installed approximately 1,050 and 1,850 MedLink Solutions into healthcare provider locations throughout Brazil. At the end of fiscal year 2006, we had an aggregate of approximately 6,600 MedLink Solutions installed into healthcare provider locations throughout Brazil inclusive of "overlapping solutions".

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

NETWORK PROCESSOR. The MedLink Solution network processor routes the transactions captured by the MedLink Solution (the "Network Processor") to the authorization system of the healthcare plan (the "Authorization System"). For example, in Brazil this process is carried out either using Embratel's Renpac service or the Internet. The Network Processor offers uninterrupted twenty-four
(24) hour, seven days a week operation and service.

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

During fiscal year 2005 and 2006, we attended the ValueRich Small Cap Financial Expo held at the Jacob Javits Center in New York City and in Miami, Florida respectively. Our management made a presentation during which our current operations, proprietary technology, including our new cost-saving software MedLink Web Solutions, and growth strategies were discussed. We believe that investment conferences are also an important opportunity to connect with potential clients and the financial community in a way that allows them to appreciate the benefits of our software solutions up close.

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

UNION DENTAL CORP.

During fiscal year 2005, we developed and demonstrated a "real time" solution for authorization and adjudication of dental claims for Union Dental Corp. ("UDC"), for the United States market. The solution we demonstrated in association with UDC and on behalf of the Communication Workers of America Union will be developed in three phases. Phase I consisted of: (i) processing of certain business rules in order to guarantee that error free claims are generated; (ii) real time calculation of the proper co-pay according to the existing and future schedules as negotiated; and (iii) generation of the electronic claims files to be submitted to the insurer in real-time transactions standards. The final stage of the project is expected to lead to a real time payment option for union dental providers following the adjudication process. As of the date of this Annual Report, we have completed our development of the "real time" solution and UDC is testing our product. When completed, we anticipate that it may lead to contracts in the United State to provide "real time" authorization and auto-adjudication of health claims within the expanding union dental network of dental providers throughout the United States.

STRATEGIC ALLIANCES

We have developed key strategic alliances with the following technology providers to support the MedLink Solution's unique system architecture and design. We believe that the establishment of these strategic alliances has given us a significant competitive advantage in Brazil.

CENTRO BRASILERIO DE INFORMATICA MEDICA S/A

On February 14, 2006, we entered into an agreement (the "CEBIM Agreement") with Centro Brasilerio De Informatica Medica S/A, a Brazilian company ("CEBIM"). CEBIM is the developer of Brazil's Amigo premier medical practice management system ("Amigo PMS"). Pursuant to the terms and provisions of the CEBIM Agreement, CEBIM was to integrate our MedLink Web Solution real time online claims adjudication with the Amigo PMS software to provide users with a new version of the Amigo PMS, including connectivity. As of the date of this Annual Report, CEBIM has undertaken development of the technical aspects of the integration of our MedLink Web Solution. Under a proposal we received from CEBIM, the net fee per transaction would be less than our current contracts. Therefore, there is no financial benefit for MedLink and we have not proceeded with this relationship.

MOSAIC SOFTWARE INC. - NETWORK PROCESSOR SYSTEM

On November 25, 2002, we entered into a supplier agreement (the "Mosaic Supplier Agreement") with Mosaic Software, Inc. ("Mosaic"), to develop the Network Processor software package, known as the "Positllion", for use in the MedLink Solution. We believe that Mosaic is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC's) and Windows NT software. Management believes the Position software is the best cost /effect solution for this kind of system. During 2005 Mosaic Software, Inc. was acquired by S1 Corporation of Atlanta, Georgia.

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

As of the date of this Annual Report, the Biometric Solution continues to be operated as a pilot program and negotiations continue regarding commercialization of the Biometric Solution on behalf of the health insurance group.

MATERIAL AGREEMENTS

GOLDEN CROSS

On August 9, 2002, Medlink and Golden Cross, ("Golden Cross"), one of Brazil's largest health insurance companies entered into an agreement (the "Golden Cross Agreement"). The agreement expired in August 2006, but has been extended. Pursuant to the terms and conditions of the Golden Cross Agreement, we have committed to supply to Golden Cross a total of 5,500 installations consisting of more than 1500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. We have approximately 3,900 MedLink Solutions in Golden Cross Provider's locations.

During fiscal years ended December 31, 2006 and 2005, respectively, we processed 3,300,000 and 2,800,000 transactions for Golden Cross.

CAMED

On October 17, 2002, Medlink and Camed, a self-insured company based in northern Brazil ("Camed"), entered into an agreement (the "Camed Agreement") pursuant to which we installed MedLink Solution POS terminals for pilot testing.

During fiscal years ended December 31, 2006 and 2005, respectively, we completed the installation of approximately 164 and 330 MedLink Solution POS terminals and 250 IVR Phone solutions. The Camed Agreement also provides for MedLink Solution WEB and MedLink Server Solution solutions which will be used as appropriate by the healthcare providers. We have approximately six hundred (600) MedLink Solutions in Camed providers' locations. During fiscal years ended December 31, 2006 and 2005, respectively, we processed 600,000 and 400,000 transactions for Camed.

BRADESCO HEALTH

On October 17, 2002 Medlink and Bradesco Insurance ("Bradesco"), Brazil's largest health insurance company, entered into an agreement for the provision of a four month pilot program contract for the testing of its "MedLink" Solution. Subsequently, in February 2003, the pilot program was extended for a further six
(6) months at the request of Bradesco. On October 1, 2003, Medlink and Bradesco entered into a contract pursuant to which we would undertake and install our MedLink Solution into the Bradesco healthcare provider's network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live during March 2004. At the end of fiscal year December 31, 2006, we had installed 1018 solutions including 959 POS terminals into the Bradesco provider network. Current roll out plans indicate that we will install up to 3,500 solutions into the Bradesco provider's network in order to achieve Bradesco's initial target of 1,000,000 transactions per month. During fiscal years ended December 31, 2006 and 2005, respectively, we processed 3,800,000 and 3,200,000 transactions for Bradesco.

CABESP

On April 20 2006, we entered into a contract to provide real time adjudication services to Caixa Beneficente dos Funcionarios do Banespa ("CABESP"), a self insured managed scheme based in Sao Paulo, Brazil with approximately 110,000 members. On August 1, 2006, the contract became effective. At the end of fiscal year December 31, 2006, we had installed 71 POS terminals into CABESP provider locations. When fully rolled out, we anticipate that the CABESP installed base will consist of 900 POS terminals and up to 900 IVR (Interactive Voice Response) solutions and is expected to produce 70,000 transactions per month.

CORNELL CAPITAL PARTNERS

On October 13, 2004 and May 17, 2005, we entered into two respective Standby Equity Distribution Agreements, (collectively, the "Standby Equity Distribution Agreements"), and associated documentation, including a promissory note, with Cornell Capital Partners. The Standby Equity Distribution Agreements were terminated on May 17, 2005 and January 13, 2006, respectively, (collectively, the "Termination Agreement(s)"). In accordance with the terms and provisions of the Standby Equity Distribution Agreements we: (i) issued to Cornell Capital Partners 1,202,779 shares of our common stock; and (ii) issued to Monitor Capital, Inc. ("Monitor Capital") 125,000 shares of our common stock as compensation for placement services. During fiscal year ended December 31, 2006, and in accordance with the terms and provisions of the Termination Agreements:
(i) Cornell Capital Partners returned to us 601,884 shares of our common stock, which have been returned to treasury, and retained 600,889 shares of our common stock; and (ii) Monitor Capital returned to us 62,500 shares of our common stock, which have been returned to treasury, and retained 62,500 shares of our common stock.

On January 13, 2006, we entered into the Investment Agreement with Cornell Capital Partners. In accordance with the terms and provisions of the Investment
Agreement: (i) we sold to Cornell Capital Partners 16,000 shares of our Series A Preferred for a total price of up to $1,600,000; (ii) the Series A Preferred Shares are senior to all common stock and all series of preferred stock; (iii) the holders of Series A Preferred Shares are entitled to receive dividends or distribution on a pro rata basis in the amount of seven percent (7%) per year which shall be paid in cash and shall be cumulative; and (iv) each Series A Preferred Share can be converted into shares of our common stock equal to the sum of the Liquidation Amount, which is defined as an amount equal to $100 per shares of Series A Preferred, plus accrued but unpaid dividends thereon, divided by the conversion price (which conversion price is defined to be equal to the lower of (a) $0.192 or (b) eighty percent (80%) of the lowest daily volume weighted average price of our common stock as determined by price quotations from Bloomberg, LP during the ten (10) trading days immediately preceding the date of conversion.

In connection with the Investment Agreement, the parties entered into an Investor Registration Rights Agreement (the "IRRA"), dated January 13, 2006, pursuant to which the parties agreed that, in the event a registration statement on Form SB-2 is not filed within thirty (30) days from the date we filed our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Filing Deadline") or is not declared effective by the Securities and Exchange Commission within ninety (90) days of the date of the IRRA (the "Effective Deadline"), or if after the registration statement has been declared effective by the Securities and Exchange Commission, sales cannot be made pursuant to the registration statement, then as relief for the damages to any holder of Registrable Securities (as defined in the IRRA) by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), we will pay as liquidated damages to the holder, at the holder's option, either a cash amount or shares of our common stock equal to two percent (2%) of the Liquidation Amount (as defined above) outstanding as liquidated damages for each thirty (30) day period or any part thereof after the Filing Deadline or the Effective Deadline as the case may be. Any liquidated damages payable hereunder shall not limit, prohibit or preclude the holder from seeking any other remedy available to it under contract, at law or in equity. We shall pay any liquidated damages hereunder within three (3) business days of the holder making written demand. It shall also become an event of default under the IRRA if the registration statement is not declared effective by the Securities and Exchange Commission within one-hundred twenty (120) days from the date of the IRRA. We initially filed a registration statement with the SEC on May 9, 2006 and filed amended registration statements on July 28, 2006 and October 11, 2006. As of the date of this Annual Report, the registration statement has not been declared effective. At December 31, 2006 we recorded a $160,000 penalty that is included in Accrued Expenses in the accompanying financial statements.

Certain negative covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of Cornell Capital Partners (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

In connection with the Standby Equity Distribution Agreements, we entered into the Promissory Note with Cornell Capital Partners in the principal amount of $255,237. On January 13, 2006, Cornell Capital Partners surrendered to us the Promissory Note in exchange for the issuance by us to Cornell Capital Partners of $255,237 of Series A Preferred Shares. Thus, as of the date of this Annual Report, the Promissory Note has been terminated and canceled. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

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

We believe that the following Brazilian companies, which have developed or are developing various types of similar products or services, could be our major competitors: (i) Polimed Ltda, which offers two modalities for the authorization software. During November 2006 Polimed Ltda was acquired by a wholly-owned subsidiary of Visanet in Brazil (ii) Connectmed, which offers Internet connectivity services; and (iii) Salutia, which offers a connectivity system with software to be installed and integrated to the management systems, similar to our MedLink Solution Web and MedLink Solution Server and related technologies.

We believe, however, that our Health Management information Products and related services and solutions for the healthcare providers and health insurance companies represent an unique approach and has certain competitive advantages as follows: i) the MedLink Solution significantly reduces medical administrative procedures and costs through connecting in real time individual healthcare provider locations to health insurance companies; (ii) irrespective of the choice of connectivity or the method of transmission, MedLink provides a secure and reliable service where healthcare providers can automatically verify patient eligibility, receive authorization for the performance of approved medical procedures and process a paperless claim electronically with each insurance provider it interacts with, provided they are subscribed to the network; (iii) once connected to the network, MedLink Solution provides numerous benefits to doctors and private health insurance companies including the automation of their paper-based clerical duties; and (iv) by using MedLink Solution, many of these cumbersome tasks can be processed electronically in seconds, virtually eliminating processing costs, paperwork, and the high risks associated with fraud.

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

EMPLOYEES

Our subsidiary, Medlink, employs approximately thirty-six (36) staff and contract personnel. As of the date of this Annual Report, we do not employ management on a full-time or on a part-time basis. Our President/Chief Executive Officer and Chief Financial Officer are primarily responsible for all day-to-day operations. Other services are provided by outsourcing and verbal management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

         WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our independent auditors have added a "going concern" statement to their audit report for fiscal years ended December 31, 2006 and 2005, which states that we will need additional working capital to be successful and to service our current debt for the coming year and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         WE HAVE A WORKING CAPITAL DEFICIT AND IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WE WILL NEED TO CURTAIL BUSINESS OPERATIONS.

We had a working capital deficit of $4,394,389 and $2,068,956 at December 31, 2006 and 2005, respectively, and continue to need cash for operations. At December 31, 2006, we have an accumulated deficit of $12,918,217. We have relied on significant external financing to fund our operations. As at December 31, 2006, we had $71,501 in cash on hand and total current assets were $692,630 and our total current liabilities were $5,087,019. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we achieve profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we will not have sufficient funds to continue operations. We estimate that we will require $1,000,000 to $3,000,000 of financing to fund our anticipated operating expenses for the next twelve (12) months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         WE WILL REQUIRE ADDITIONAL FUND AND FUTURE ACCESS TO CAPITAL IS UNCERTAIN AND WE MAY HAVE TO DELAY, REDUCE OR ELIMINATE CERTAIN BUSINESS OPERATIONS.

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

Management believes that the Standby Equity Distribution Agreement may provide some of the necessary capital. However, we may need additional financing within this time frame depending on a number of factors. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate certain business operations. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result.

         MEDLINK, OUR WHOLLY-OWNED SUBSIDIARY, OWES TO THE BRAZILIAN GOVERNMENT MONEY FOR PAYROLL TAXES AND SOCIAL SECURITY TAXES. FAILURE TO PAY SUCH PAYROLL AND SOCIAL SECURITY TAXES TO THE BRAZILIAN AUTHORITIES WHEN REQUIRED TO DO SO COULD RESULT IN LIABILITY.

Since fiscal 2000, we have been deficient in the payment of Brazilian payroll taxes and social security taxes. At December 31, 2006, these deficiencies (including interest and fines) amounted to approximately $758,900. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.

During 2005 and 2006 we entered into a number of payment programs with the Brazilian authorities whereby the social security taxes due, Severance Fund Taxes due, plus other taxes and applicable penalties and interest will be repaid over periods of between eighteen (18) and sixty (60) months. At December 31, 2006, we negotiated approximately $546,400 of tax liabilities under these programs. The payment program requires us to pay a monthly fixed amount of the four taxes negotiated. Discussions are currently ongoing for us to enter into a similar payment plan for the remainder of the payroll tax liabilities. We made the first payment as per the plan in April 2004 and continue to make the required payments. As of the date of this Annual Report, we are current in all monthly payments. However, there is no certainty that the Brazilian authorities will enter into a similar plan in the future.

         WE MAY EXPERIENCE PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE IT WE ARE UNABLE TO SUCCESSFULLY COMPETE.

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

         MARKET VOLATILITY MAY AFFECT OUR STOCK PRICE AND THE VALUE OF A SHAREHOLDER'S INVESTMENT IN OUR COMMON STOCK MAY BE SUBJECT TO SUDDEN DECREASES.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in the stock. During periods of stock market price volatility, share prices of many health information management network solution companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole. See "Item 5. Market for Common Equity and Related Stockholder Matters."

         THE HEALTHCARE INFORMATION MANAGEMENT AND TECHNOLOGY MARKET IS HIGHLY FRAGMENTED AND CHARACTERIZED BY ON-GOING TECHNOLOGICAL DEVELOPMENTS, EVOLVING INDUSTRY STANDARDS AND RAPID CHANGES IN CUSTOMER REQUIREMENTS AND WE MAY NOT SUCCESSFULLY, OR IN A TIMELY MANNER, DEVELOP, ACQUIRE, INTEGRATE, INTRODUCE OR MARKET NEW PRODUCTS OR PRODUCT ENHANCEMENTS.

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

Our performance depends in large part on our ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to existing products. We may not successfully, or in a timely manner, develop, acquire, integrate, introduce or market new products or product enhancements.

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

It is anticipated that some of our products and services will be used in the payment, collection, coding and billing of healthcare claims and the administration of managed care contracts. If our products and services fail to accurately assess, possess or collect these claims, customers could file claims against us. As of the date of this Annual Report, we do not carry insurance coverage to cover such claims or, if it does carry such insurance coverage in the future, such insurance coverage may not be adequate to cover such claims. A successful claim that is not covered by or is in excess of insurance coverage could adversely affect our business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources.

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

         THERE ARE POLITICAL AND ECONOMIC RISKS IN FOREIGN MARKETPLACES WHICH COULD AFFECT OUR OPERATIONS.

As of the date of this Annual Report, our Health Information Management Products are sold by us principally in Brazil. We intend to enter the global marketplace which includes, but is not limited to, the marketplaces within the United States, Australia, South America and Europe. During fiscal years ended December 31, 2006 and 2005, respectively, international sales accounted for one hundred percent (100%) of our total revenue. As a result, we face certain risks associated with international sales. International sales may be subject to political, economic, legal and other uncertainties occurring within these countries. Changes in policies by the respective governments may result in changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on imports and sources of supply, import duties, corruption, economic reforms, and currency revaluation, all of which may materially and adversely affect us. The continuation or increase of any such disparities could affect the political and social stability of the country, and thus our operations. Moreover, future controversies could arise which would threaten trade relations between the United States and the respective country. In any of such eventualities, our business could be adversely affected.

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

         THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD LEAD TO UNAUTHORIZED USE OF OUR PRODUCTS.

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

         WE ARE DEPENDENT UPON THE LICENSE AGREEMENT TO FURTHER DEVELOP AND COMMERCIALIZE OUR PRODUCTS EFFECTIVELY OR AT ALL.

To further develop and successfully commercialize the Health Information Management Products and related services, we entered into a license agreement (the "License Agreement") with MedLink to carry out development and commercialization of the MedLink Solution within Brazil. Under the terms of the License Agreement, we will receive certain royalties once our subsidiary in Brazil has entered cash flow status. The risks associated with the License Agreement include, but are not limited to, the following: (i) Medlink may not apply the expected resources or required expertise in developing the MedLink Solution resources and systems or other systems necessary to successfully commercialize the MedLink Solution products; and (ii) disputes may arise between us and Medlink that delay the commercialization of the MedLink Solution or adversely affect its sales or profitability. Our success will depend on the successful introduction and marketing of the MedLink Solution and other products which, in turn, is dependent on the continued existence of favorable contractual relations with Medlink. Our business operations may be materially affected in the event Medlink fails to honor the terms and provisions of License Agreement.

         FAILURE TO RETAIN KEY PERSONNEL COULD IMPEDE OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS, MAINTAIN THE LICENSE AGREEMENT OR OBTAIN SOURCES OF FUNDS.

We depend to a significant extent on the efforts of Mr. Stephen Walters, our President, Chief Executive Officer and a director, and on the efforts of our research and development personnel. The development of Health Information Management Products requires expertise from a number of different disciplines, some of which are not widely available. The quality and reputation of our research and development personnel, including our executive officers, and their success in performing their responsibilities, may directly influence our success. In addition, Mr. Walters is involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of Mr. Walters or our inability to retain or recruit other key management and research and development personnel may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, public and private research institutions, government entities and other organizations. We do not employ management on a full-time or part-time basis and do not have a written employment agreement with Mr. Walters. In addition, we do not maintain any key man life insurance policies on Mr. Walters.

RISKS RELATED TO OUR COMMON STOCK

         FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 32,030,511 shares of common stock outstanding as of the date of this Annual Report, 14,635,451 shares are freely tradable without restriction, unless held by our "affiliates". The remaining 17,395,060 shares of common stock which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144. In addition, as of December 31, 2006, if exercised or converted, we may issue 4,687,500 shares underlying the Debenture, up to 12,902,500 shares of common stock underlying the warrants (including the SHG Warrant and the Warrants), up to 3,425,000 shares underlying stock options, 29,090,909 shares underlying our Series A Preferred stock, and up to 1,400,000 shares of common stock upon conversion of related party debt.

         THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SERIES A PREFERRED STOCK THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of the date of this Annual Report, we have 32,030,511 shares of common stock issued and outstanding and 16,000 shares of our Series A Preferred stock issued and outstanding. In addition, the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred stock may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the Series A Preferred Shares, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

         THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SERIES A PREFERRED STOCK COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING SHAREHOLDERS.

The number of shares of common stock issuable upon conversion of our Series A Preferred stock will increase if the market price of our common stock declines, which will cause dilution to our existing stockholders. Our obligation to issue shares upon conversion of our Series A Preferred stock is essentially limitless if the trading price per common share declines towards zero as the number of Series A Preferred stock convertible into common stock is based on the trading price per common share.

         THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SERIES A PREFERRED STOCK MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The shares of Series A Preferred stock are convertible into common stock at any time by dividing the dollar amount being converted by the lower of $0.192 or eighty percent (80%) of the lowest daily volume weighted average of our common stock, as determined by price quotations from Bloomberg, LP, during the ten (10) trading days immediately preceding the date of conversion.

The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. In addition, not only the sale of shares issued upon conversion of preferred stock, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

         THE HOLDER OF THE DEBENTURE AND SERIES A PREFERRED STOCK HAVE THE OPTION OF CONVERTING THE PRINCIPAL OUTSTANDING UNDER THE DEBENTURE INTO SHARES OF OUR COMMON STOCK. IF THE HOLDER CONVERTS THE DEBENTURE AND THE SERIES A PREFERRED STOCK, THERE WILL BE DILUTION OF YOUR SHARES OF OUR COMMON STOCK.

The conversion of the Debenture and the Series A Preferred Stock will result in dilution to the interests of other holders of our common stock since the holders may ultimately convert the full amount of the Debenture and the Series A Preferred Stock and sell all of these shares into the public market.

The following table sets forth the number and percentage of shares of our common stock that would be issuable if the holders of the Debenture and the shares of Series A Preferred Stock converted at conversion prices of $0.20, $0.15, $0.10, $0.05 and $0.03 (the conversion price shall be equal to the lesser of (i) one hundred twenty percent (120%) of the closing bid price of our common stock on April 1, 2005 and (ii) eighty percent (80%) of the lowest closing bid price of the common stock for five (5) trading days immediately preceding the conversion date):

                               NUMBER OF SHARES
                                   ISSUABLE
                                ON CONVERSION        PERCENTAGE OF ISSUED
         CONVERSION PRICE            (1)              AND OUTSTANDING (2)
         ----------------      ----------------      --------------------
               $0.20               9,125,000                 22.17%
               $0.15              12,166,666                 27.53%
               $0.10              18,250,000                 36.30%
               $0.05              36,500,000                 53.26%
               $0.03              60,833,333                 65.51%
__________________

(1) Represents the number of shares issuable if the principal amount of the Debenture and the shares of Series A Preferred Stock were converted at the corresponding conversion price.

(2) Represents the percentage of the total outstanding common stock that the shares issuable on conversion of the Debenture and the shares of Series A Preferred Stock without regard to any contractual or other restriction on the number of securities the stockholder may own at any point in time (including a 4.99% ownership limitation set forth in the Debenture) and based on 32,030,511 shares issued and outstanding as of the date of this Annual Report.

         OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock", for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         HISTORICAL DEFICIENCIES IN THE EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES MAY POSE A MATERIAL RISK TO INVESTORS.

On July 6, 2006, we announced that we were restating our Consolidated Balance Sheets at June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 and our Consolidated Statements of Operations and Statements of Stockholders' Deficit as of and for the year ended December 31, 2005 and for the periods ended June 30, 2005, September 30, 2005 and March 31, 2006 to properly reflect an embedded derivative conversion liability related to our debenture payable. The change in presentation of our embedded derivative feature associated with its debenture payable had the effect of increasing assets by $19,131, increasing liabilities by $208,117, increasing the stockholders' deficit by $188,986 as of March 31, 2006, and increasing our net loss by $30,038 for the three (3) months ended March 31, 2006. This change in presentation of our embedded derivative feature affected some of the items within our consolidated statement of cash flows for the three (3) months ended March 31, 2006 but did not impact cash at the end of the year.

As a result of the restatement of our Consolidated Balance Sheet, Consolidated Statement of operations and the Consolidated Statements of Stockholders' Deficit, our management determined that there had been a significant deficiency in our internal control over financial reporting as of December 31, 2005 and March 31, 2006 related to the presentation of derivative liabilities.. Although our management believes that we have corrected our presentation and recording of the derivative liabilities and have determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting, a material risk to investors may exist due to the fact that recent changes have been made to our disclosure controls and procedures to address such significant deficiencies.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our certifying officers have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2006. See "Item 8. Internal Controls and Procedures."

         A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because a portion of our operations to date have been financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

         THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD HAS BEEN AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock has traded as low as $0.04 and as high as $0.31 In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

         A MAJORITY OF OUR DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a foreign court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this prospectus that are not residents of the United States.

         COLORADO LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Colorado law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 2.  DESCRIPTION OF PROPERTIES

Except as described above, we do not own any other real estate or other properties. We lease office space in several locations as follows:

         (i) United States: 8th Floor, 5201 Blue Lagoon Drive, Miami, Florida,33126 USA;

         (ii) Brazil: Praia de Botafogo # 440, 4 andar, Botafogo 22250 - 040, Rio de Janeiro, RJ Brazil; and

         (iii) Brazil: Av, Paulista, 726, conj. 1707, Bela Vista Sao Paulo, Brazil.

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

Other than as disclosed above, we are not aware of any legal proceedings contemplated by any governmental authority or other party involving us or our subsidiaries or our properties. None of our directors, officers or affiliates is: (i) a party adverse to us in any legal proceedings; or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us, our subsidiaries or our properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2006, no matters were submitted to our stockholders for approval.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the Over-the-Counter Bulletin Board under the symbol "TNSX.OB". The market for our common stock is limited, and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

QUARTER ENDED                HIGH BID          LOW BID
-------------                --------          -------
December 30, 2006            $0.17             $0.07
September 30, 2006           $0.19             $0.12
June 30, 2006                $0.21             $0.10
March 31, 2006               $0.16             $0.10
December 31, 2005            $0.20             $0.13
September 30, 2005           $0.26             $0.10
June 30, 2005                $0.14             $0.10
March 31, 2005               $0.18             $0.12

As of the date of this Annual Report, we have approximately 288 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 beneficial owners of our common stock.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future. There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Transax International Limited Stock Option Plan (the "Stock Option Plan"). The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

                                                           WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                NUMBER OF SECURITIES TO   EXERCISE PRICE OF    REMAINING AVAILABLE FOR
                                BE ISSUED UPON EXERCISE      OUTSTANDING        FUTURE ISSUANCE UNDER
                                OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS   EQUITY COMPENSATION PLANS
                                  WARRANTS AND RIGHTS         AND RIGHTS        (EXCLUDING COLUMN (A))
PLAN CATEGORY                             (A)                    (B)                     (C)
-------------                   -----------------------   -----------------   -------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS

Stock Options                           1,250,000               $0.50
                                          550,000                0.20
                                        1,625,000                0.15
                                        ---------

Total Stock Options                     3,425,000                                      275,000
                                        ---------

Warrants - Merger Agreement             4,100,000               $1.00                      -0-

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS

Warrants                                1,000,000               $0.25                      -0-
                                        5,302,500               $0.20                      -0-
                                        2,500,000               $0.30                      -0-
                                       ----------

Total warrants                         12,902,500
                                       ----------

Total Stock Options/Warrants           16,327,500
                                       ==========

STOCK OPTION PLAN

On July 22, 2003, our Board of Directors unanimously approved and adopted a stock option plan, and during fiscal year 2004, our Board of Directors unanimously approved and adopted a 2004 incentive stock option plan (collectively, the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance our interests and those of our shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by our Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees or consultants. The Stock Option Plan provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our common stock not to exceed 4,500,000 shares and, in accordance with the provisions of the 2004 incentive stock option plan, an additional 2,500,000 shares for an aggregate of 7,000,000 shares.

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

         INCENTIVE STOCK OPTIONS

The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, our of Board of Directors may grant to any one of our key personnel who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by our Board of Directors (the "Incentive Stock Options").

The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares common stock on the last trading day preceding the date of grant.

The option term of each Incentive Stock Option shall be determined by our Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

FORM S-8 REGISTRATION STATEMENT

On November 16, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-8 for the registration of Stock Options and Incentive Stock Options under the Stock Option Plan in the amount of up to 2,500,000 at an exercise price of $0.25.

STOCK OPTIONS GRANTED AND EXERCISED

As of the date of this Annual Report, there are an aggregate of 3,425,000 Stock Options granted and outstanding. During fiscal year ended December 31, 2006, we granted 475,000 Stock Options to our officers and directors. See "Item 10. Executive Compensation."

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 12,902,500 common stock purchase warrants issued and outstanding. During fiscal year ended December 31, 2006, we granted an aggregate of 7,400,000 common stock purchase warrants, of which 2,000,000 were cancelled, as follows: (i) 400,000 common stock purchase warrants to Scott and Heather Grimes exercisable at $0.20 per share until February 1, 2008; (ii) 2,000,000 common stock purchase warrants to ROI Group Associates, Inc., of which 1,000,000 warrants were exercisable at $0.20 per share and 1,000,000 warrants were exercisable at $0.25 per share (which 2,000,000 warrants were subsequently cancelled); and (iii) 5,000,000 common stock purchase warrants to Cornell Capital Partners, of which 2,500,000 warrants are exercisable at $0.20 per share until January 13, 2011 and 2,500,000 warrants are exercisable at $0.30 per share until January 13, 2011. See " - Recent Sales of Unregistered Securities" and "item 6. Management's Discussion and Analysis or Plan of Operation - Plan of Operation."

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2006, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

ROI CONSULTING AGREEMENT

On March 20, 2006, we entered into a one-year consulting agreement with ROI Associates Inc. ("ROI") for investor relations services (the "ROI Consulting Agreement"). In accordance with the terms and provisions of the ROI Consulting Agreement, we issued an aggregate of 900,000 shares of our restricted common stock to ROI at $0.12 per share (which was the fair market value of our shares of common stock based on the quoted trading price as of the date of execution of the ROI Consulting Agreement). On December 27, 2006, we entered into a settlement agreement with ROI (the "Settlement Agreement"). In accordance with the terms and provisions of the Settlement Agreement, ROI returned to us 200,000 shares of our common stock previously issued to them.

SERVICES RENDERED

During fiscal year ended December 31, 2006, we issued an aggregate of 43,270 shares of our S-8 common stock to a creditor at approximately $0.16 per share for legal services rendered in the aggregate amount of $6,940. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

CONSULTING SERVICES

On October 5, 2006, we entered into a consulting agreement with Andrew Barwicki ("Barwicki") for investor services to be provided (the "Barwicki Consulting Agreement"). In accordance with the terms and provisions of the Barwicki Consulting Agreement, we issued an aggregate of 55,000 shares of our restricted common stock to Barwicki at $0.135 per share for consulting expenses in the amount of $7,425. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

CONVERSION OF CONVERTIBLE DEBENTURE

During fiscal year ended December 31, 2006, we issued an aggregate of 255,682 shares of our common stock to Scott and Heather Grimes in connection with conversion of an aggregate amount of $25,000 of the Convertible Debenture. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

SERIES A PREFERRED SHARES

On January 13, 2006, we entered into an Investment Agreement with Cornell Capital Partners, LP ("Cornell"), pursuant to which we shall sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, which shall be convertible at Cornell's discretion into shares of our common stock for a total price of up to $1,600,000. Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note and $544,763 consisting of new funding of which we received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, we paid $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, we sold the remaining 8,000 shares of Series A Preferred Shares to Cornell for the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000). See "Item 6. Management's Discussion and Analysis or Plan of Operation
- Plan of Operation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended December 31, 2006 and 2005, which financial statements are included elsewhere in this Annual Report.

                                                   FOR FISCAL YEAR ENDED   FOR FISCAL YEAR ENDED
                                                     DECEMBER 31, 2006       DECEMBER 31, 2005
                                                   ---------------------   ---------------------
REVENUES .......................................        $ 4,164,429             $ 3,380,150
                                                        -----------             -----------

OPERATING EXPENSES
  Cost of product support services .............        $ 1,576,563             $ 1,162,945
  Compensation and related benefits ............          1,018,196                 780,643
  Professional fees ............................            191,174                 130,936
  Management and consulting fees-related parties            498,325                 235,081
  Investor relations ...........................            253,947                 128,332
  Depreciation and amortization ................            237,341                 250,511
  General and administrative ...................          1,136,071                 855,086
                                                        -----------             -----------
LOSS FROM OPERATIONS ...........................           (747,188)               (163,384)
OTHER INCOME (EXPENSES)
  Other expenses ...............................            (32,843)                (18,044)
  Foreign Exchange gain (loss) .................            (16,966)                 22,735
  Debt settlement and offering costs ...........           (153,671)                    -0-
  Loss from derivative liabilities .............           (257,560)                (18,512)
  Registration rights penalty ..................           (160,000)                    -0-
  Interest expense .............................           (606,963)               (407,976)
  Interest expense - related party .............            (36,162)               (179,303)
                                                        -----------             -----------
NET LOSS .......................................         (2,011,353)               (764,484)
OTHER COMPREHENSIVE INCOME
  Unrealized foreign currency translation gain .             79,902                  76,803
                                                        -----------             -----------
COMPREHENSIVE LOSS .............................         (1,931,451)               (687,681)
                                                        -----------             -----------

RESULTS OF OPERATION

FOR FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

Our net losses during fiscal year ended December 31, 2006 were $2,011,353 compared to $764,484 for fiscal year ended December 31, 2005 (an increase of $1,246,869 or 163.1%).

During fiscal year ended December 31, 2006, we generated $4,164,429 in revenues compared to $3,380,150 in revenues generated during fiscal year ended December 31, 2005 (an increase of $784,279 or 23%). The significant increase in revenues is due to the continue installation of our software and/or hardware devices containing our software at the healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 7,700,000 "real time" transactions during fiscal year ended December 31, 2006, of which 4,900,000 were from POS terminals, 2,000,000 from PC servers, and 800,000 from interactive voice response.

During fiscal year ended December 31, 2006, we incurred operating expenses in the aggregate amount of $4,911,617 compared to $3,543,534 incurred during fiscal year ended December 31, 2005 (an increase of $1,368,083 or 38.6%). The increase in operating expenses incurred during fiscal year ended December 31, 2006 compared to operating expenses incurred during fiscal year ended December 31, 2005 resulted from: (i) an increase of $413,618 or 35.6% in cost of product support services resulting from the increase in revenues; (ii) an increase of $237,553 or 30.4% in compensation and related benefits associated with the increased operations of our MedLink operations; (iii) an increase of $60,238 or 46.0% in professional fees relating to legal and accounting costs associated with our filings and the filing of a registration statement of Form SB-2; (iv) an increase of $263,244 or 112.0% in management and consulting fees-related parties due to an increase in use of management and a director/consultant needed to handle our increased operations; (v) an increase in investor relations of $125,615 or 97.9% in investor relations primarily resulting from the issuance of common stock and warrants to a consultant for investor relations services; and
(vi) an increase of $280,985 or 32.9% in general and administrative expenses resulting from an increase in operating costs associated with increased operations and increased travel expenses and a decrease in depreciation and amortization expense of $13,170 or 5.3%.

We reported a loss from operations of $747,188 for fiscal year ended December 31, 2006 as compared to a loss from operations of $163,384 for fiscal year ended December 31, 2005 (an increase of $583,804 or 357.3%). Although there can be no assurances, we anticipate that during fiscal year 2007, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2006. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2007 as compared to fiscal year 2006. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

During fiscal year ended December 31, 2006, we incurred other expenses in the aggregate of $1,264,165 compared to $601,100 incurred during fiscal year ended December 31, 2005 (an increase of $663,065 or 110.3%). The increase in other expenses incurred during fiscal year ended December 31, 2006 compared to other expenses incurred during fiscal year ended December 31, 2005 resulted from: (i) an increase of $14,799 or 82.0% in other expenses; (ii) an increase of $198,987 or 48.8% in interest expense, which reflects the amortization of debt discounts and debt offering costs; (iii) an increase of $239,048 or 129.3% in loss from derivative liabilities, which relates to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as a derivative instrument; (iv) an increase of $153,671 from $-0- in debt settlement and offering costs, which relates to the issuance of warrants to the debenture holder and amortization of certain debt offering costs; (v) an increase of $160,000 from $-0- in registration rights penalty relating to the liquidated damage clause in the Investor Registration Rights Agreement. See "-Plan of Operation", (vi) an increase of $39,701, or 174.6% in loss on foreign exchange and (vii) a decrease in interest expense - related parties of $143,141 or 79.8%.

For fiscal year ended December 31, 2006, our net loss was $2,011,353 compared to a net loss of $764,484 for fiscal year ended December 31, 2005.

During fiscal year ended December 31, 2006, we recorded a deemed preferred stock dividend of $1,600,000 and recorded cumulative dividends of $62,444, which related to our Series A Preferred Stock. These non-cash items relate to the embedded beneficial conversion features of those securities and the fair value of the warrants issued with those securities.

We reported a net loss attributable to common shareholders of $3,673,797 for fiscal year ended December 31, 2006 as compared to a net loss attributable to common shareholders of $764,484 for fiscal year ended December 31, 2005. This translates to an overall per-share loss available to shareholders of $0.06 and $0.03 for fiscal years ended December 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

As of December 31, 2006, our current assets were $692,630 and our current liabilities were $5,087,019, which resulted in a working capital deficit of $4,394,389. As of December 31, 2006, our total assets were $2,062,527 consisting of: (i) $71,501 in cash; (ii) $243,627 in prepaid expenses and other current assets; (iii) $377,502 in accounts receivable; (iv) $327,903 in net software development costs; (v) $1,032,411 in net property and equipment; (vi) $4,800 in other assets; and (vii) $4,783 in deferred debt offering costs.

As of December 31, 2006, our total liabilities were $5,590,591 consisting of:
(i) $2,110,308 in long-term and current portion of accounts payable and accrued expenses; (ii) $245,374 due to related parties; (iii) $217,621 in convertible loans and interest to related party; (iv) $155,508 in loan payable to related party; (v) $193,750 in net convertible debenture payable; (vi) $522,198 in long-term and current portion of loans payable; (vii) $307,570 in warrant liability; and (viii) $1,838,262 in convertible feature liability. As at December 31, 2006, our current liabilities were $5,087,019 compared to $2,563,200 at December 31, 2005. The increase in current liabilities is due primarily to the recording of warrant and convertible feature liabilities offset by the repayment of loans and related loans payable.

Stockholders' deficit increased from $1,627,640 for fiscal year ended December 31, 2005 to $3,528,064 for fiscal year ended December 31, 2006.

For fiscal year ended December 31, 2006, net cash flow used in operating activities was ($483,996) compared to net cash provided by operating activities of $214,649 for fiscal year ended December 31, 2005. The change in cash flows used by operating activities is due to the increase in net loss for fiscal year ended December 31, 2006 as well as the repayment of accounts payable offset by the loss from derivative liability.

Net cash flows used in investing activities amounted to $776,047 for fiscal year ended December 31, 2006 compared to $662,355 for fiscal year ended December 31, 2005. During fiscal year ended December 31, 2006 and 2005, we capitalized software development costs and acquired equipment for our hardware and software installations.

Net cash flows provided by financing activities for fiscal year ended December 31, 2006 were $1,322,931 compared to $526,524 for fiscal year ended December 31, 2005, resulting primarily from net proceeds from the sale of shares of Series A Preferred Stock of $1,478,971 and proceeds from loans in the amount of $201,932, offset by repayment of capital lease obligations of $17,735, the satisfaction of a note payable of $255,237, and the repayment of related party loans of $85,000. Net cash flows provided by financing activities were $526,524 for fiscal year ended December 31, 2005 resulting from proceeds from a convertible debenture of $336,738, proceeds from loans payable of $315,594 offset by repayment of related party advances of $35,000, repayment of capital lease obligations of $75,724 and the repayment of related party loans of $15,084.

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

On January 13, 2006, we entered into an Investment Agreement with Cornell Capital Partners, LP ("Cornell") (collectively, the "Parties"), pursuant to which we shall sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of our common stock for a total price of up to $1,600,000.

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 consisting of new funding of which we received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, we paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, we sold the remaining 8,000 shares of Series A Preferred Shares to Cornell for the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

In connection with the Investment Agreement, the Parties entered into an Investor Registration Rights Agreement (the "IRRA"), dated January 13, 2006, pursuant to which the Parties agreed that, in the event the Registration Statement is not filed within thirty (30) days from the date we file our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Filing Deadline") or is not declared effective by the Securities and Exchange Commission within ninety (90) days of the date of the IRRA (the "Effective Deadline"), or if after the Registration Statement has been declared effective by the Securities and Exchange Commission, sales cannot be made pursuant to the Registration Statement, then as relief for the damages to any holder of Registrable Securities (as defined in the IRRA) by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), we will pay as liquidated damages to the holder, at the holder's option, either a cash amount or shares of our common stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as liquidated damages for each thirty
(30) day period or any part thereof after the Filing Deadline or the Effective Deadline as the case may be. Any liquidated damages payable hereunder shall not limit, prohibit or preclude the holder from seeking any other remedy available to it under contract, at law or in equity. We shall pay any liquidated damages hereunder within three (3) business days of the holder making written demand. It shall also become an event of default under the IRRA if the Registration Statement is not declared effective by the Securities and Exchange Commission within one-hundred twenty (120) days from the date of the IRRA. We initially filed our Registration Statement with the Securities and Exchange Commission on May 9, 2006. As of the date of this Annual Report, the Registration Statement has not been declared effective by the Securities and Exchange Commission.

In connection with the sale of the Series A Preferred Shares, on January 13, 2006, the Parties agreed that Cornell will surrender the Promissory Note issued by us to Cornell on May 17, 2005, in the principal amount of $255,237, in exchange for $255,237 of Series A Preferred Shares. As of January 13, 2006, the full amount outstanding under the Promissory Note was $255,237, plus accrued and unpaid interest of $0. As a result of the Parties' agreement, the Promissory Note was retired and canceled. The Parties also agreed to terminate the Securities Purchase Agreement and the Investor Registration Rights Agreement, each dated as of October 25, 2004, as well as the Pledge and Escrow Agreements, each dated as of October 21, 2004, that were entered into by the Parties in connection with the issuance of the Promissory Note.

Certain negative covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of Cornell (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

On January 13, 2006, we also issued to Cornell warrants to purchase up to 5,000,000 shares of our common stock. The first warrant issued to Cornell exercisable for 2,500,000 shares of common stock at an exercise price of $0.30 per share shall terminate after the five (5) year anniversary of the date of issuance. The second warrant issued to Cornell exercisable for 2,500,000 shares of common stock at an exercise price of $0.20 per share shall terminate after the five (5) year anniversary of the date of issuance.

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

Based upon a twelve (12) month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 to $3,000,000 of financing designed to fund various commitments and business operations

In April 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date. On July 13, 2006, the Investor converted $15,000 of the Debenture into 104,167 shares of our common stock and on October 31, 2006, the Investor converted $10,000 of the debenture into 151,515 shares of our common stock.

Certain negative covenants in the Securities Purchase Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, for as long as the convertible debenture remains outstanding and without the written consent of the debenture holder, we (a) shall not directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) shall not issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security; (c) shall not enter into any security instrument granting the holder a security interest in any or all of our assets; (d) shall not file any registration statement on Form S-8 except we may file one registration statement on Form S-8 for up to 2,500,000 shares of common stock and provided however, anyone receiving shares pursuant to such permitted Form S-8 registration shall be restricted from selling such shares for a period of ninety (90) days after the registration statement becomes effective and (e) shall not, and shall cause each of its subsidiaries not to, enter into, amend, modify or supplement, or permit any subsidiary to enter into, amend, modify or supplement any agreement, transaction, commitment, or arrangement with any of its subsidiary's officers, directors, person who were officers or directors at any time during the previous two years, stockholders who beneficially own five percent (5%) or more of our common stock, or Affiliates (as defined in the Securities Purchase Agreement) or with any individual related by blood, marriage, or adoption to any such individual or with any entity in which any such entity or individual owns a five percent (5%) or more beneficial interest, except for (i) customary employment arrangements and benefit programs on reasonable terms, (ii) any investment in one of our Affiliates, (iii) any agreement, transaction, commitment, or arrangement on an arms-length basis on terms no less favorable than terms which would have been obtainable from a person other than such related party and (iv) any agreement transaction, commitment, or arrangement which is approved by a majority of our disinterested directors.

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, we granted a warrant to purchase 400,000 shares of our common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warrant on a best efforts basis not later than 30 days after we filed our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. We initially filed a registration statement with the SEC on May 9, 2006 and filed amended registration statements on July 28, 2006 and October 11, 2006. As of the date of this Annual Report, the registration statement been not been declared effective.

We believe that we can satisfy our cash requirements for the next twelve (12) months based on our ability to enter into additional financing arrangements as necessary. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us for fiscal year 2007 is the aggregate principal amount of $175,000 and $42,621 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). Previously, the aggregate principal amounts of the Convertible Promissory Notes were $200,000 and $100,000, respectively. During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $200,000 is due on March 31, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and
(ii) $100,000 is due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. On June 28, 2005 and September 30, 2005, the holders of the Convertible Promissory Notes partially exercised the respective conversion rights. As at December 31, 2006, an aggregate principal amount of $175,000 and interest in the amount of $42,621 remains due and owing under the Convertible Promissory Notes.

LOAN - RELATED PARTY

A significant material liability for us for fiscal year 2007 is the aggregate amount of $151,834 in principal due and owing to Stephen Walters, our Chief Executive Officer (the "Loan"). The Loan is evidenced by a promissory note with an interest rate of 0.8% per month compounded and was repayable during March 2006. As of the date of this Annual Report, the Loan due date is being negotiated. Additionally, during 2005, we borrowed $85,000 from Mr. Walters, which amount was repaid during fiscal year ended December 31, 2006. At December 31, 2006, $3,674 in interest was accrued on this Loan.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2007 is the aggregate amount of $221,991 due and owing to Stephen Walters, our Chief Executive Officer and President. In accordance with the terms of an agreement effective April 2006, we pay monthly to Mr. Walters an aggregate amount of $15,000 as compensation for managerial and consulting services he provides.

CONVERTIBLE DEBENTURE

A significant material liability for us for fiscal year 2007 is the convertible debenture payable in the amount of $225,000. On April 1, 2005, we entered into a financing agreement with Investor. Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000, of which $25,000 was converted into 255,682 shares of our common stock during fiscal year 2006. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date. On February 1, 2006 we agreed to extend the term of the debentures to December 1, 2007 and issued 400,000 warrants at 0.20 per share valid for two (2) years.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2007 is the aggregate amount of approximately $758,900 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. At December 31, 2006, approximately $758,900 of our INSS and other taxes are to be repaid over periods from eight to fifty months. The payment program requires us to pay a monthly fixed amount of approximately $9,000. During 2006 we entered into a payment program for $246,000 of other taxes to be repaid over a period of sixty months. We continued to make the required payments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Transax International Limited include the useful lives of property and equipment and accounting for stock based compensation.

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

Accounting for Stock Based Compensation - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The adoption of this pronouncement may have a material effect on our results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("SFAS 109"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS 157 will have on our financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." We believe that our current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

ITEM 7.  FINANCIAL STATEMENTS

See our Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our independent registered public accounting firm is Moore Stephens. P.C., 708 Third Avenue, New York, New York 10017-4109, telephone no. 212.682.1234.

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

On July 6, 2006, we announced that we were restating our Consolidated Balance Sheets at June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 and our Consolidated Statements of Operations and Statements Of Stockholders' Deficit as of and for the year ended December 31, 2005 and for the periods ended June 30, 2005, September 30, 2005 and March 31, 2006 to properly reflect an embedded derivative conversion liability related to our debenture payable in accordance with SFAS No. 133 and EITF 00-19. We restated our annual financial statements as of December 31, 2005 and for the year then ended. The change in presentation of our embedded derivative feature associated with our debenture payable had the effect of increasing total assets by $23,914, increasing liabilities by $136,176, increasing the stockholders' deficit by $112,262 as of December 31, 2005, and increasing our net loss by $49,762 for the year ended December 31, 2005. The change in presentation of the Company's embedded derivative feature associated with its debenture payable had the effect of increasing assets by $19,131, increasing liabilities by $208,117, increasing the stockholders' deficit by $188,986 as of March 31, 2006, and increasing the Company's net loss by $30,038 for the three months ended March 31, 2006. This change in presentation of the Company's embedded derivative feature affected some of the items within the Company's consolidated statement of cash flows for the three months ended March 31, 2006 and had no impact on cash at the end of the period.

As a result of the restatement of our Consolidated Balance Sheet, Consolidated Statement of operations and the Consolidated Statements of Stockholders' Deficit, our management determined that there was a significant deficiency in our internal control over financial reporting as of December 31, 2005 and March 31, 2006 related to the presentation of derivative liabilities. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation and recording of the derivative liabilities in June 2006, our CEO and CFO concluded and believe that we have corrected this significant deficiency.

Other than the changes related to the proper recording of a derivative liability associated with a debenture payable, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

NAME                  AGE      POSITION WITH THE COMPANY

Stephen Walters        48      President, Chief Executive Officer and a Director

Laurie Bewes, BBA      54      Director

Adam Wasserman         42      Chief Financial Officer

David Sasso            32      Vice President Investor Relations

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

STEPHEN WALTERS is our President/Chief Executive Officer and a director. Mr. Walters currently is the President/Chief Executive Officer and a director of Transax. Mr. Walters has more than fifteen (15) years of business experience in the Asia-Pacific Region. He is responsible for corporate development initiatives that have seen a successful restructuring of the predecessor company. Mr. Walters is also the founder and principal of the Carlingford Group of companies based in Singapore. In the past thirty-six (36) months, Mr. Walters has raised over $6,000,000 for investment in promising early stage technology companies principally from North America and to expand their operations to the Asia-Pacific region through the establishment of joint ventures with strategic partners and licensing arrangements. The Carlingford Group focuses on companies in the biomedical, computer network and wireless telecommunications industries. Mr. Walters possesses an in depth knowledge of the public markets having previously acted as President and Chief Executive Officer of a US public company. Mr. Walters currently is a director of a publicly traded company in Canada.

LAURIE BEWES is one of our directors. Mr. Bewes currently is a director of Transax. Mr. Bewes has a Bachelor of Business Administration (RMIT) and is a member of the Australian Institute of Company Directors (MAICD). His business background over the past twenty (20) years includes joint ventures, business development, mergers, infrastructure privatization and start-ups across South America (Argentina and Brazil), Asia (Indonesia, Singapore and Malaysia) and Australia/New Zealand. Mr. Bewes has worked in various senior executive positions for companies such as P & O, ANL and TNT.

ADAM WASSERMAN Is our Chief Financial Officer. Since October 1999, Mr. Wasserman has been the president and chief executive officer of CFO Oncall, Inc., a company that provides chief financial officer services to companies on an outsourced basis. Mr. Wasserman has over fifteen years of public and private market experience in financial reporting, accounting, budgeting and planning, mergers and acquisitions, auditing, automated systems, banking relations, internal control, and corporate governance. Throughout his career, Mr. Wasserman has been an integral member of executive management responsible for financial reporting and accounting. Previously, Mr. Wasserman was an audit manager of American Express Tax & Business in Ft. Lauderdale, Florida. During his tenure as audit manager, Mr. Wasserman successfully acted as an outsourced chief financial officer and advisor to a diversified clientele in the wholesale, technology, distribution, medical, retail and service industries in both the private and public sectors. His responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and preparation of financial statements and related footnotes. Mr. Wasserman also has experience with filings under both the Securities Act and the Exchange Act, including initial public offerings, annual reports, and quarterly reports. Mr. Wasserman was also with Deloitte & Touche, LLP in New York City. Mr. Wasserman's responsibilities at Deloitte & Touche, LLP included audits of public and private companies, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany in Albany, New York. He is a Certified Public Accountant (New York) and a member of the American Institute of Certified Public Accountants. Currently, Mr. Wasserman is also a director and the treasurer of Gold Coast Venture Capital Association and a former officer of Toastmasters International.

DAVID SASSO is our Vice-President Investor Relations. Mr. Sasso has over ten years of public and private market experience in investor relations and corporate governance. Throughout his career, Mr. Sasso has been an integral member of executive management responsible for investor relations. Previously, Mr. Sasso was the managing director of Marketing Services Group in New York City, New York, as well as managing director of investor relations at KCSA Public Relations Worldwide, representing several emerging growth companies. Prior to KCSA Public Relations Worldwide, he was vice president at the Abernathy MacGregor Group, a financial communications agency. Earlier in his career, Mr. Sasso worked with Merrill Lynch in their worldwide headquarters. Mr. Sasso earned a degree from the State University of New York at Albany, New York.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As of the date of this Annual Report, none of our directors or executive officers is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

AUDIT COMMITTEE

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and our Board.

Our Board has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

AUDIT COMMITTEE FINANCIAL EXPERT

As of the date of this Annual Report, our Board has determined that we do not have an audit committee financial expert nor do we have an audit committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY ANNUAL COMPENSATION TABLE

                                                                Non-Equity     Nonqualified
Name and                                   Stock    Option    Incentive Plan     Deferred       All Other
Principal      Fiscal    Salary    Bonus   Awards   Awards     Compensation    Compensation   Compensation    Total
Position        Year       ($)      ($)      ($)      ($)          ($)         Earnings ($)        ($)         ($)
------------   ------   --------   -----   ------   -------   --------------   ------------   ------------   --------
Stephen         2006           0       0        0   $22,304                0              0   $    181,679   $203,983
Walters         2005           0       0        0   $65,600                0              0   $    190,000   $255,600
President
and CEO (1)

Laurie Bewes    2006           0       0        0   $11,152                0              0   $    130,000   $141,152
Director (2)    2005           0       0        0   $29,625                0              0         $6,000   $ 35,625

Adam            2006           0       0        0         0                0              0   $     51,732   $ 51,732
Wasserman       2005           0       0        0   $19,050                0              0   $     40,616   $ 59,666
CFO (3)

Americo de      2006    $129,000       0        0         0                0              0              0   $129,000
Castro          2005    $ 96,000       0        0   $ 6,350                0              0              0   $102,350
President of
Subsidiary

_________

(1) Mr. Walters fiscal 2006 compensation includes options to purchase 150,000 shares of our common stock with an exercise price of $0.15 per share. Mr. Walters' fiscal 2005 compensation included options to purchase 500,000 shares of our common stock with an exercise price of $0.15 per share. Other compensation includes fees paid for Mr. Walters directly and not as a salaried employee.

(2) Mr. Bewes fiscal 2006 compensation includes options to purchase 75,000 shares of our common stock with an exercise price of $0.15 per share. Mr. Bewes fiscal 2005 compensation included options to purchase 225,000 shares of our common stock with an exercise price of $0.15 per share. Other compensation includes fees paid for Mr. Bewes directly and not as a salaried employee.

(3) Mr. Wasserman's fiscal 2005 compensation includes options to purchase 150,000 shares of our common stock with an exercise price of $0.15 per share. Other compensation for 2006 and 2005 includes fees paid to Mr. Wasserman's Company, CFO Oncall, Inc. and not as a salaried employee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                                                                                              EQUITY
                                                                                                              INCENTIVE
                                                                                                              PLAN
                                                                                                  EQUITY      AWARDS:
                                                                                         MARKET   INCENTIVE   MARKET
                                                                                NUMBER   VALUE    PLAN        OR
                                          EQUITY                                OF       OF       AWARDS:     PAYOUT
                                          INCENTIVE                             SHARES   SHARES   NUMBER OF   VALUE OF
                                          PLAN                                  OR       OR       UNEARNED    UNEARNED
                                          AWARDS:                               UNITS    UNITS    SHARES,     SHARES,
            NUMBER OF     NUMBER OF       NUMBER OF                             OF       OF       UNITS OR    UNITS OR
            SECURITIES    SECURITIES      SECURITIES                            STOCK    STOCK    OTHER       OTHER
            UNDERLYING    UNDERLYING      UNDERLYING                            THAT     THAT     RIGHTS      RIGHTS
            UNEXERCISED   UNEXERCISED     UNEXERCISED   OPTION                  HAVE     HAVE     THAT HAVE   THAT
            OPTIONS       OPTIONS         UNEARNED      EXERCISE   OPTION       NOT      NOT      NOT         HAVE NOT
            (#)           (#)             OPTIONS       PRICE      EXPIRATION   VESTED   VESTED   VESTED      VESTED
NAME        EXERCISABLE   UNEXERCISABLE   (#)           ($)        DATE         (#)      ($)      (#)         (#)
(A)         (B)           (C)             (D)           (E)        (F)          (G)      (H)      (I)         (J)
---------   -----------   -------------   -----------   --------   ----------   ------   ------   ---------   ---------
Stephen         750,000               -             -       0.50      8/14/08        -        -           -           -
Walters         250,000               -             -       0.20     12/30/09        -        -           -           -
                400,000               -             -       0.15      5/05/10        -        -           -           -
                100,000               -             -       0.15     12/25/10        -        -           -           -
                150,000               -             -       0.15      8/17/11        -        -           -           -

Laurie          200,000               -             -       0.50      8/14/08        -        -           -           -
Bewes           125,000               -             -       0.20     12/30/09        -        -           -           -
                175,000               -             -       0.15      5/05/10        -        -           -           -
                 50,000               -             -       0.15     12/25/10        -        -           -           -
                 75,000               -             -       0.15      8/17/11        -        -           -           -

Americo         100,000               -             -       0.50      8/14/08        -        -           -           -
de Castro        50,000               -             -       0.20     12/30/09        -        -           -           -
                 50,000               -             -       0.15      5/05/10        -        -           -           -

Adam            150,000               -             -       0.15      5/05/10        -        -           -           -
Wasserman

COMPENSATION OF DIRECTORS

In 2006, David Bouzaid received cash compensation for his services as a member of our Board of Directors. To attract and keep Board members, we will grant options to Board members in fiscal 2007.

                                  2006 DIRECTOR'S COMPENSATION TABLE
                                  ----------------------------------

                                                               Non-Qualified
                  Fees                          Non-Equity       Deferred
                Earned or   Stock    Option   Incentive Plan   Compensation     All Other
                 Paid in    Awards   Awards    Compensation      Earnings      Compensation    Total
Name             Cash($)     ($)       ($)         ($)              ($)             ($)         ($)
(a)                (b)       (c)       (d)         (e)              (f)             (g)         (h)
-------------   ---------   ------   ------   --------------   -------------   ------------   -------
David Bouzaid    $6,000       0      $7,435         0                0               0        $13.435

EMPLOYMENT AND CONSULTING AGREEMENTS

WALTERS CONSULTING AGREEMENT

We entered into a month-to-month consulting services agreement with Stephen Walters, our President/Chief Executive Officer (the "Walters Consulting Agreement"). Pursuant to the terms and provisions of the Walters Consulting
Agreement: (i) Mr. Walters provides managerial services to us; and (ii) Mr. Walters shall be paid a monthly fee of $15,000 for a potential annual salary of $180,000 plus reimbursement of expenses. Mr. Walters derived remuneration from us as compensation under the terms and provisions of the Walters Consulting Agreement. During fiscal year ended December 31, 2005, $190,000 was incurred by us to Mr. Walters for management and consulting services rendered. During fiscal year ended December 31, 2005, an aggregate of $162,000 in accrued consulting fees was settled by us by the issuance of 1,200,000 shares of our restricted common stock. During fiscal year ended December 31, 2006, Mr. Walters was paid $176,250 by us for management and consulting fees and paid $5,108 for personal expenses. As of the date of this Annual Report, an aggregate of $222,991 remains due and owing to Mr. Walters for management and consulting fees and expenses.

BEWES CONSULTING AGREEMENT

We entered into a month-to-month consulting services agreement with Laurie Bewes, one of our directors (the "Bewes Consulting Agreement"). Pursuant to the terms and provisions of the Bewes Consulting Agreement: (i) Mr. Bewes agreed to provide managerial and developmental services to our Brazilian subsidiary and act as its Executive Director; and (ii) Mr. Bewes shall be paid a monthly fee of $12,000 for a potential annual salary of $144,000 plus reimbursement of expenses. Mr. Bewes derived remuneration from us as compensation under the terms and provisions of the Bewes Consulting Agreement. As at December 31, 2005, an aggregate of $10,565 in consulting fees was due and owing to Mr. Bewes which was paid in 2006. During fiscal year ended December 31, 2005, $6,000 was incurred by us to Mr. Bewes for consulting services rendered. During fiscal year ended December 31, 2006, Mr. Bewes was paid $130,000 by us for consulting fees. As of the date of this Annual Report, an aggregate of $0 remains due and owing to Mr. Bewes.

SASSO INVESTOR RELATIONS AGREEMENT

On January 17, 2006 we entered into a twelve month consulting agreement with David Sasso for provision of investor relations services (the "Sasso Consulting Agreement"). Pursuant to the terms of the Sasso Consulting Agreement, Mr. Sasso is paid a monthly fee of $7,000. Mr. Sasso agreed to act as our Vice President of Investor Relations and Corporate Communications. During December 2006, the Consulting Agreement was amended and Mr. Sasso is paid a monthly fee of $3,500.

WASSERMAN FINANCIAL SERVICES AGREEMENT

We entered into an engagement letter with Adam Wasserman in February 2005. Pursuant to the terms of this engagement letter, Mr. Wasserman is paid a monthly retainer fee of $2,500 plus hourly fees at a standard rate of $95 per hour for services performed. Mr. Wasserman agreed to act as our Chief Financial Officer and principal accounting office. During fiscal year ended December 31, 2006 and 2005, accounting fees amounted to $51,732 and $40,616, respectively. As of the date of this Annual Report, an aggregate of $13,592 remains due and owing to Mr. Wasserman.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 32,030,511 shares of common stock issued and outstanding.

NAME AND ADDRESS OF                             NUMBER OF            PERCENTAGE
BENEFICIAL OWNER(1)                          SHARES OWNED(1)         OF CLASS(1)

DIRECTORS AND OFFICERS:

Stephen Walters .........................      3,584,819 (2)            10.64%
Bali View Block A4/7
Jl. Cirendeu Raya 40 Jakarta Selatan
13419 Indonesia

Laurie Bewes ............................      1,083,333 (3)             3.32%
429 Willawrong Road
Caringbah, Australia NSW 2229

David Sasso .............................        150,000 (4)                 *
1330 West Avenue #1703
Miami Beach, Florida 33139

Adam Wasserman ..........................        150,000 (5)                 *
1643 Royal Grove Way
Weston, Florida 33327

All executive officers and directors
 as a group (4 persons)(6) ..............     13,611,940 (6)            36.57%

MAJOR SHAREHOLDERS:

Carlingford Investments Limited .........      8,718,788 (7)            25.07%
80 Raffles Place
#16-20 UOB Plaza II
Singapore 048624

 *    Less than one percent.

 (1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
      (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 32,030,511 shares issued and outstanding.

 (2) This figure includes: (i) 1,934,819 shares of common stock held of record by Mr. Walters; (ii) an assumption of the exercise by Mr. Walters of 750,000 Stock Options granted to Mr. Walters to acquire 750,000 shares of common stock at $0.50 per share expiring on August 14, 2008; (iii) an assumption of the exercise by Mr. Walters of 250,000 Stock Options to acquire 250,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iv) an assumption of the exercise by Mr. Walters of 400,000 Stock Options to acquire 400,000 shares of common stock at $0.15 per share expiring on May 5, 2010; (v) an assumption of the exercise by Mr. Walters of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.15 per share expiring on December 25, 2010; and (vi) an assumption of the exercise by Mr. Walters of 150,000 Stock Options to acquire 150,000 shares of common stock at $0.15 per share expiring on August 17, 2011. As of the date of this Annual Report, no Stock Options have been exercised.

 (3)  This figure includes: (i) 458,333 shares of common stock held of record;
      (ii) an assumption of the exercise by Mr. Bewes of 200,000 Stock Options to acquire 200,000 shares of common stock at $0.50 per share expiring on August 14, 2008; (iii) an assumption of the exercise by Mr. Bewes of 125,000 Stock Options to acquire 125,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iv) an assumption of the exercise by Mr. Bewes of 175,000 Stock Options to acquire 175,000 shares of common stock at $0.15 per share expiring on May 5, 2010; (v) an assumption of the exercise by Mr. Bewes of 50,000 Stock Options to acquire 50,000 shares of common stock at $0.15 per share expiring on December 25, 2010; and (vi) an assumption of the exercise by Mr. Bewes of 75,000 Stock Options to acquire 75,000 shares of common stock at $0.15 per share expiring on August 17, 2011. As of the date of this Annual Report, no Stock Options have been exercised.

 (4) This figure includes: (i) 50,000 shares of common stock held of record; and (ii) an assumption of the exercise by Mr. Sasso of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.15 per share expiring on January 26, 2011. As of the date of this Annual Report, no Stock Options have been exercised.

 (5) This figure includes an assumption of the exercise by Mr. Wasserman of 150,000 Stock Options to acquire 150,000 shares of common stock at $0.15 per share expiring on May 4, 2010. As of the date of this Annual Report, no Stock Options have been exercised.

 (6)  This figure includes: (i) 8,413,607 shares of common stock held of record;
      (ii) an assumption of the exercise of an aggregate of 2,748,333 Warrants to acquire 2,748,333 shares of common stock; and (iii) an assumption of the exercise of an aggregate of 2,450,500 Stock Options to acquire 2,450,000 shares of common stock.

 (7) This figure includes: (i) 5,970,455 shares of common stock held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights; (ii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 2,700,000 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 2,700,000 shares of common stock at a price of $1.00 per share expiring on August 14, 2008; and (iii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 48,333 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 48,333 shares of common stock at a price of $0.20 per share expiring on September 29, 2009. As of the date of this Annual Report, no warrants have been exercised.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may be at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         COMPENSATION

With the exception of the current month-to-month contractual relations between us and certain of our executive officers as described above, as of the date of this Annual Report, we have not entered into any contractual arrangements with related parties other than those transactions resulting primarily from advances made by related parties to us. Our Board has not adopted or approved any policy regarding possible future transactions with related third parties.

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

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit
Number   Description of Exhibit

3.1 Articles of Incorporation - incorporated by reference to the Company's Report filed on Form 10-SB filed on October 27, 1999

3.2 ByLaws - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006

3.3 Certificate of Designation of Series A Convertible Preferred Stock of Transax International, Ltd. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

4.1 2004 Stock Option Plan, effective January 1, 2004 incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC on April 18, 2005

10.1 Merger Agreement, dated July 22, 2003, by and among the Company, Vega-Atlantic Acquisition Corporation, Transax Limited and certain selling shareholders of Transax International Limited Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC on April 14, 2004

10.2 Securities Purchase Agreement, dated April 1, 2005, by and between the Company and Scott and Heather Grimes - Joint Tenants With Rights of Survivorship - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on April 6, 2005

10.3 Investors Registration Rights Agreement, dated April 1, 2005, by and between the Company and Scott and Heather Grimes - Joint Tenants With Rights of Survivorship - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on April 6, 2005

10.4 Secured Convertible Debenture, dated April 1, 2005, issued to Scott and Heather Grimes - Joint Tenants with Rights of Survivorship - incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on April 6, 2005

10.5 Termination Agreement, dated May 17, 2005, related to the 2004 Standby Equity Distribution Agreement by and between the Company and Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005

10.6 Standby Equity Distribution Agreement, dated May 17, 2005, by and between the Company and Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005

10.7 Registration Rights Agreement, dated May 17, 2005, by and between the Company and Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005

10.8 Placement Agent Agreement, dated May 17, 2005, by and between the Company and Monitor Capital, Inc. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005

10.9 Promissory Note, dated May 17, 2005, issued by the Company to Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005

10.10 Securities Purchase Agreement, dated October 25, 2005, by and between the Company and Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on November 3, 2004

10.11 Termination Agreement, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

10.12 Letter from Cornell Capital Partners, LP, regarding the surrender of a Promissory Note - Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

10.13 Investment Agreement, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

10.14 Investor Registration Rights Agreement, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

10.15 Warrant, dated as of January 13, 2006, issued to Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

10.16 Warrant, dated as of January 13, 2006, issued to Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

10.17 Escrow Agreement dated January 13, 2006, by and among Transax International, Ltd., Cornell Capital Partners, LP and David Gonzalez, Esq. - Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

10.18 Irrevocable Transfer Agent Instructions, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006

10.19 Investor Relations Agreement, dated January 17, 2006, by and between Transax International Limited and David Sasso - Incorporated by reference to Exhibit 10.11 to the Company's Amended Annual Report on Form 10-KSB/A as filed with the SEC on July 10, 2006

10.20 Consulting Agreement, dated July 15, 2005, by and between Transax International Limited and Geoff Eiten Incorporated by reference to
         Exhibit 10.12 to the Company's Amended Annual Report on Form 10-KSB/A as filed with the SEC on July 10, 2006

10.21 Consulting Agreement, dated March 31, 2005, by and between Transax International Limited and Aiden Capital Management - Incorporated by reference to Exhibit 10.13 to the Company's Amended Annual Report on Form 10-KSB/A as filed with the SEC on July 10, 2006

10.22 Consulting Agreement, dated January 14, 2005, by and between Transax International Limited and Mirador Consulting, Inc. - Incorporated by reference to Exhibit 10.14 to the Company's Amended Annual Report on Form 10-KSB/A as filed with the SEC on July 10, 2006

10.23 Service Agreement and Proposal, dated March 20, 2006 by and Between the Company and ROI Group Associates, Inc. - Incorporated by reference to
         Exhibit 10.23 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.

14.1 Code of Ethics - Incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *

31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act *

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* File herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2006, we incurred approximately $50,300 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2005, we incurred approximately $43,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

During fiscal year ended December 31, 2006, we did not incur any other fees for professional services rendered by our principal independent accountant for any non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSAX INTERNATIONAL LIMITED

Dated: April 17, 2007                    By: /s/ STEPHEN WALTERS
                                         --------------------------------
                                         Stephen Walters, President/Chief
                                         Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                         Title                          Date
     ---------                         -----                          ----

/s/ Stephen Walters     Chief Executive Officer and Director      April 17, 2007
-------------------
Stephen Walters

/s/ Adam Wasserman      Chief Financials Officer and Principal    April 17, 2007
------------------      Accounting Officer
Adam Wasserman

/s/ Laurie Bewes        Director                                  April 17, 2007
----------------
Laurie Bewes

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet..............................................F-3

     Consolidated Statements of Operations...................................F-4

     Consolidated Statements of Changes in Stockholders' Deficit.............F-5

     Consolidated Statements of Cash Flows...................................F-6

 Notes to Consolidated Financial Statements..........................F-7 to F-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Transax International Limited.

We have audited the accompanying consolidated balance sheet of Transax International Limited and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transax International Limited and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $12.9 million, a working capital deficiency of approximately $4.4 million and a net capital deficiency of approximately $3.5 million at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company changed its method of accounting for stock-based compensation during 2006 (See Note 1).

                                        Moore Stephens, P.C.
                                        Certified Public Accountants

New York, New York
April 16, 2007

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                        December 31, 2006
                                             ASSETS
CURRENT ASSETS:
  Cash ..........................................................................  $     71,501
  Accounts receivable (net of allowance for doubtful accounts of $0) ............       377,502
  Prepaid expenses and other current assets .....................................       243,627
                                                                                   ------------

     TOTAL CURRENT ASSETS .......................................................       692,630

SOFTWARE DEVELOPMENT COSTS, net .................................................       327,903
PROPERTY AND EQUIPMENT, net .....................................................     1,032,411
DEFERRED DEBT OFFERING COSTS ....................................................         4,783
OTHER ASSETS ....................................................................         4,800
                                                                                   ------------

     TOTAL ASSETS ...............................................................  $  2,062,527
                                                                                   ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ..............................................  $    504,519
  Convertible debenture payable, net of unamortized discount ....................       193,750
  Accounts payable and accrued expenses .........................................     1,624,415
  Due to related parties ........................................................       245,374
  Warrant liability .............................................................       307,570
  Convertible feature liability .................................................     1,838,262
  Loan payable - related party ..................................................       155,508
  Convertible loan - related party ..............................................       217,621
                                                                                   ------------

     TOTAL CURRENT LIABILITIES ..................................................     5,087,019

LOANS PAYABLE, NET OF CURRENT PORTION ...........................................        17,679
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION ...................       485,893
                                                                                   ------------

     TOTAL LIABILITIES ..........................................................     5,590,591
                                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
    16,000 shares issued and outstanding; liquidation preference $1,600,000 .....     1,478,971
  Common stock $.00001 par value; 100,000,000 shares authorized;
    62,030,511 shares issued and 32,030,511 outstanding .........................           320
  Paid-in capital ...............................................................     7,816,809
  Accumulated deficit ...........................................................   (12,918,217)
  Other comprehensive income - Cumulative foreign currency translation adjustment        94,053
                                                                                   ------------

     TOTAL STOCKHOLDERS' DEFICIT ................................................    (3,528,064)
                                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ................................  $  2,062,527
                                                                                   ============

     The accompanying notes are an integral part of these consolidated financial statements

                                               F-3

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                    2006              2005
                                                                ------------       ------------
REVENUES .................................................      $  4,164,429       $  3,380,150
                                                                ------------       ------------

OPERATING EXPENSES:
  Cost of product support services .......................         1,576,563          1,162,945
  Compensation and related benefits ......................         1,018,196            780,643
  Professional fees ......................................           191,174            130,936
  Management and consulting fees - related parties .......           498,325            235,081
  Investor relations .....................................           253,947            128,332
  Depreciation and amortization ..........................           237,341            250,511
  General and administrative .............................         1,136,071            855,086
                                                                ------------       ------------

     TOTAL OPERATING EXPENSES ............................         4,911,617          3,543,534
                                                                ------------       ------------

LOSS FROM OPERATIONS .....................................          (747,188)          (163,384)
                                                                ------------       ------------

OTHER INCOME (EXPENSES):
  Other expenses .........................................           (32,843)           (18,044)
  Foreign exchange gain (loss) ...........................           (16,966)            22,735
  Debt settlement and offering costs .....................          (153,671)                 -
  Loss from derivative liabilities .......................          (257,560)           (18,512)
  Registration rights penalty ............................          (160,000)                 -
  Interest expense .......................................          (606,963)          (407,976)
  Interest expense - related party .......................           (36,162)          (179,303)
                                                                ------------       ------------

     TOTAL OTHER EXPENSES ................................        (1,264,165)          (601,100)
                                                                ------------       ------------

NET LOSS .................................................        (2,011,353)          (764,484)

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDEND ...........        (1,662,444)                 -
                                                                ------------       ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .............      $ (3,673,797)      $   (764,484)
                                                                ============       ============

COMPREHENSIVE LOSS:
     NET LOSS ............................................      $ (2,011,353)      $   (764,484)

     OTHER COMPREHENSIVE INCOME:
        Unrealized foreign currency translation gain .....            79,902             76,803
                                                                ------------       ------------

     COMPREHENSIVE LOSS ..................................      $ (1,931,451)      $   (687,681)
                                                                ============       ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED ........................................      $      (0.06)      $      (0.03)
                                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED ..        31,801,854         30,008,516
                                                                ============       ============

     The accompanying notes are an integral part of these consolidated financial statements

                                               F-4

                                          TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          For the Years Ended December 31, 2006 and 2005

                                                                       SERIES A
                                                                   PREFERRED STOCK             COMMON STOCK
                                                                ---------------------     ----------------------       PAID-IN
                                                                SHARES       AMOUNT         SHARES        AMOUNT       CAPITAL
                                                                ------     ----------     -----------     ------     -----------
BALANCE, DECEMBER 31, 2004 ..................................        -     $        -      28,537,211      $ 285     $ 6,894,411

Common stock issued for debt ................................        -              -       1,163,738         12         145,455

Common stock issued for services ............................        -              -       2,140,000         21         306,978

Stock warrants granted upon debt conversion .................        -              -               -          -         129,745

Cancellation of shares ......................................        -              -        (200,000)        (2)        (21,331)

Beneficial conversion .......................................        -              -               -          -          31,250

Reclassification and recalculation of deferred offering costs        -              -               -          -         115,805

Amortization of deferred compensation .......................        -              -               -          -               -

Comprehensive Loss:
  Net loss for period .......................................        -              -               -          -               -
  Foreign currency translation adjustments ..................        -              -               -          -               -
  Total comprehensive loss ..................................        -              -               -          -               -
                                                                ------     ----------     -----------      -----     -----------

BALANCE, DECEMBER 31, 2005 ..................................        -              -      31,640,949        316       7,602,313

Common stock issued for debt ................................        -              -         255,682          3          24,997

Derivative liability reclassified to paid-in capital ........        -              -               -          -          26,926

Common stock issued for services ............................        -              -         998,270         10         122,355

Grant of stock options and warrants for services ............        -              -               -          -         289,056

Cancellation of shares ......................................        -              -        (864,390)        (9)       (248,838)

Deemed preferred stock dividend .............................        -              -               -          -               -

Cumulative dividend on preferred shares .....................        -              -               -          -               -

Sale of series A preferred stock, net .......................   16,000      1,478,971               -          -               -

Amortization of deferred compensation .......................        -              -               -          -               -

Comprehensive Loss:
  Net loss for period .......................................        -              -               -          -               -
  Foreign currency translation adjustments ..................        -              -               -          -               -
  Total comprehensive loss ..................................        -              -               -          -               -
                                                                ------     ----------     -----------      -----     -----------

BALANCE, DECEMBER 31, 2006 ..................................   16,000     $1,478,971      32,030,511      $ 320     $ 7,816,809
                                                                ======     ==========     ===========      =====     ===========
                                                                                                                     (continued)
                     The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-5A

                                          TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          For the Years Ended December 31, 2006 and 2005
                                                           (continued)
                                                                                                                   ACCUMULATED
                                                                                                    OTHER             TOTAL
                                                                 ACCUMULATED      DEFERRED      COMPREHENSIVE      STOCKHOLDERS'
                                                                   DEFICIT      COMPENSATION    INCOME (LOSS)    EQUITY (DEFICIT)
                                                                ------------    ------------    -------------    ----------------
BALANCE, DECEMBER 31, 2004 ..................................   $ (8,479,936)   $   (94,195)    $    (62,652)    $    (1,742,087)

Common stock issued for debt ................................              -              -                -             145,467

Common stock issued for services ............................              -        (21,333)               -             285,666

Stock warrants granted upon debt conversion .................              -              -                -             129,745

Cancellation of shares ......................................              -         21,333                -                   -

Beneficial conversion .......................................              -              -                -              31,250

Reclassification and recalculation of deferred offering costs              -         84,195                -             200,000

Amortization of deferred compensation .......................              -         10,000                -              10,000

Comprehensive Loss:
  Net loss for period .......................................       (764,484)             -                -
  Foreign currency translation adjustments ..................              -              -           76,803
  Total comprehensive loss ..................................              -              -                -            (687,681)
                                                                ------------    -----------     ------------     ---------------

BALANCE, DECEMBER 31, 2005 ..................................     (9,244,420)             -           14,151          (1,627,640)

Common stock issued for debt ................................              -              -                -              25,000

Derivative liability reclassified to paid-in capital ........              -              -                -              26,926

Common stock issued for services ............................              -       (108,000)               -              14,365

Grant of stock options and warrants for services ............              -       (221,998)               -              67,058

Cancellation of shares ......................................              -        155,832                -             (93,015)

Deemed preferred stock dividend .............................     (1,600,000)             -                -          (1,600,000)

Cumulative dividend on preferred shares .....................        (62,444)             -                -             (62,444)

Sale of series A preferred stock, net .......................              -              -                -           1,478,971

Amortization of deferred compensation .......................              -        174,166                -             174,166

Comprehensive Loss:
  Net loss for period .......................................     (2,011,353)             -                -                   -
  Foreign currency translation adjustments ..................              -              -           79,902                   -
  Total comprehensive loss ..................................              -              -                -          (1,931,451)
                                                                ------------    -----------     ------------     ---------------

BALANCE, DECEMBER 31, 2006 ..................................   $(12,918,217)   $         -     $     94,053     $    (3,528,064)
                                                                ============    ===========     ============     ===============

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-5B

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR
                                                                           ENDED DECEMBER 31,
                                                                        -----------------------
                                                                            2006         2005
                                                                        -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................  $(2,011,353)  $(764,484)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ....................................      237,341     250,512
    Amortization of software maintenance costs .......................      214,673     153,884
    Beneficial interest ..............................................            -      31,250
    Stock-based compensation and consulting ..........................      255,589     295,666
    Grant of warrants in connection with debt extension and conversion       46,686     129,745
    Amortization of deferred debt issuance costs .....................      126,116      14,348
    Amortization of debt discount ....................................      125,000      93,750
    Loss from derivative liabilities .................................      257,560      18,512

Changes in assets and liabilities:
    Accounts receivable ..............................................      (25,663)   (151,042)
    Prepaid expenses and other current assets ........................      (67,038)   (113,582)
    Other assets .....................................................       (2,400)     (2,400)
    Accounts payable and accrued expenses ............................      263,023     217,281
    Accrued interest payable, related party ..........................       27,798      26,096
    Accrued interest payable .........................................            -      14,655
    Due to related parties ...........................................       16,441      (2,311)
    Accounts payable and accrued expenses - long-term ................       52,231       2,769
                                                                        -----------   ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ..................     (483,996)    214,649
                                                                        -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs .............................     (217,011)   (236,404)
  Acquisition of property and equipment ..............................     (559,036)   (425,951)
                                                                        -----------   ---------

NET CASH USED IN INVESTING ACTIVITIES ................................     (776,047)   (662,355)
                                                                        -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of Series A preferred stock .................    1,478,971           -
  Repayment of advances from related party ...........................            -     (35,000)
  Repayments under capital lease obligations .........................      (17,735)    (75,724)
  Proceeds from convertible debenture ................................            -     336,738
  Proceeds from loan payable .........................................      201,932     230,594
  Repayment of loan ..................................................     (255,237)          -
  Proceeds from loan - related party .................................            -      85,000
  Repayment of loan - related party ..................................      (85,000)    (15,084)
                                                                        -----------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ............................    1,322,931     526,524
                                                                        -----------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................          738     (75,033)
                                                                        -----------   ---------

NET INCREASE IN CASH .................................................       63,626       3,785

CASH, BEGINNING OF PERIOD ............................................        7,875       4,090
                                                                        -----------   ---------

CASH, END OF PERIOD ..................................................  $    71,501   $   7,875
                                                                        ===========   =========
                                                                                     (continued)
     The accompanying notes are an integral part of these consolidated financial statements.

                                               F-6A

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (continued)
                                                                              FOR THE YEAR
                                                                           ENDED DECEMBER 31,
                                                                        -----------------------
                                                                            2006         2005
                                                                        -----------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .............................................  $   324,211   $  20,188
                                                                        ===========   =========
  Cash paid for income taxes .........................................  $         -   $       -
                                                                        ===========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ..................  $    25,000   $ 256,717
                                                                        ===========   =========
  Common stock and options issued for services .......................  $   255,589   $ 295,666
                                                                        ===========   =========
  Grant of common stock warrants in connection with debt conversion ..  $         -   $ 129,745
                                                                        ===========   =========
  Derivative liabilities recorded for deemed preferred stock dividend   $ 1,600,000   $       -
                                                                        ===========   =========

     The accompanying notes are an integral part of these consolidated financial statements.

                                               F-6B

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2006, the allowance for doubtful accounts was $0.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk (continued)

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net revenues to 2 major customers during each of the years ended December 31, 2006 and 2005 that accounted for approximately 91%, or $3,787,000 and 94% or $3,100,000 of the total revenues for the years 2006 and 2005, respectively. In 2006, these 2 major customers accounted for 52% and 39% of net revenues, respectively. In 2005, these 2 major customers accounted for 50% and 44% of net revenues, respectively. At December 31, 2006, these 2 major customers accounted for 51% and 39%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States, and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of December 31, 2006, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2006.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of December 31, 2006, management expects those assets related to its continuing operations to be fully recoverable.

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2006, the exchange rate for the Brazilian Real (R$) was $1.00 US for 2.138 R$.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

Accounting for conversion features and warrants issued with preferred stock

The Company issued $1,600,000 of convertible Series A preferred stock, which contained an Embedded Conversion Feature ("ECF") and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and are classified in the consolidated balance sheet as current liabilities at December 31, 2006.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive, although the common stock equivalents may dilute earnings in the future. The Company's common stock equivalents at December 31, 2006 include the following:

         Options ........................................     3,425,000
         Warrants .......................................    12,902,500
         Preferred stock ................................    29,090,909
         Convertible loans payable - related party ......     1,400,000
         Debenture payable ..............................     4,687,500
                                                             ----------

              Total .....................................    51,505,909
                                                             ==========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans at fair values. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The recognition of this cost will be made on the modified prospective basis, which applies to new stock-based awards issued after December 31, 2005, and for awards modified, purchased or cancelled after that date.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended December 31, 2005:

                                                                2005
                                                             ---------
         Net loss as reported ............................   $(764,484)
         Add: total stock-based employee compensation
         expense determined under fair value based
         method, net of related tax effect ...............    (156,786)
                                                             ---------

         Pro forma net loss ..............................   $(921,270)
                                                             =========

         Basic loss per share:
               As reported ...............................   $    (.03)
                                                             =========
               Pro forma .................................   $    (.03)
                                                             =========

The valuation of the option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 2005: expected volatility of 205% to 218%; risk free interest rate ranging from 3.25% to 3.75%; expected life of 2-5 years and annual dividend rate of 0%.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs are expensed when incurred. For the years ended December 31, 2006 and 2005, advertising expense was not material.

Comprehensive Loss

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Other comprehensive loss, which currently includes only foreign currency translation adjustments, is shown net of tax in the Statement of Changes in Stockholders' Deficit.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("SFAS 109"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangement." The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP will have no effect on our consolidated financial statements. The Company has adopted this FSP in these financial statements.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations, cash flows or stockholders' equity.

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $12,918,217, a stockholders' deficit of $3,528,064 at December 31, 2006 and a working capital deficit of $4,394,389. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2006, these deficiencies (including interest and fines) amounted to approximately $759,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:


         Computer Equipment .........................      $ 1,235.872
         Software ...................................          501,916
         Office Furniture and Equipment .............           20,329
         Vehicle ....................................           38,120
         Other ......................................           15,348
                                                           -----------
                                                             1,811,585
         Accumulated Depreciation ...................         (779,174)
                                                           -----------
                                                           $ 1,032,411
                                                           ===========

For the years ended December 31, 2006 and 2005, depreciation expense amounted to approximately $237,300 and $250,500, respectively.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Software development costs consisted of the following at December 31, 2006:

         Software development costs .................        $ 669,952
         Accumulated amortization ...................         (342,049)
                                                             ---------
                                                             $ 327,903
                                                             =========

For the years ended December 31, 2006 and 2005, amortization of development costs amounted to approximately $215,000 and $154,000, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations. Amortization expense attributable to future periods is as follows: 2007: $183,853; 2008: $114.363; 2009: $29,697.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable- Related Party
----------------------------------------

At December 31, 2006, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans was due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At December 31, 2006, interest due on these two loans amounted to $42,621 and the aggregate principal amount due is $175,000. During the year ended December 31, 2006 and 2005, the Company incurred $21,000 and $30,632, respectively, in interest expense related to these two loans. In the 2005 period, the Company did not incur beneficial conversion charges on these convertible loans because the conversion price was equivalent to the average offering price for equity when these loans became convertible. Additionally, during the year ended December 31, 2005, the holder of the notes partially exercised the conversion feature. Accordingly, the Company issued an aggregate of 1,000,000 shares and 1,000,000 warrants to purchase common stock of the Company for the conversion of $125,000 of then outstanding principal balance. The Company also issued an aggregate of 163,738 shares of common stock to settle $20,467 in then outstanding interest due on these loans. The fair value of these warrant grants were estimated at $.078 to $0.164 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, for the year ended December 31, 2005, the Company recorded interest expense of $129,745.

Due to Related Parties
----------------------

For the year ended December 31, 2006 and 2005, the Company incurred $181,268 and $190,000 in management fees, respectively, to an officer/director of the Company, including an accrual of a bonus in 2005 of $25,000. On March 28, 2005, the Company issued 400,000 shares of common stock at $0.126 per share, or $50,000, to this officer/director as payment for management services rendered. The fair market value of these shares was based on the average price of the Company's shares traded between March 14 and March 27, 2005. On June 28, 2005, the Company issued 300,000 shares of common stock at $0.11 per share, or $33,000, to this officer/director as payment for management services rendered. The fair market value of these shares was based on the average price of the Company's shares traded between June 14 and June 27, 2005. On September 27, 2005, the Company issued 200,000 shares of common stock at $0.17 per share, or $34,000, to this officer/director for management services rendered. The fair market value of these shares was based on the average price of the Company's shares traded between August 29 and September 26, 2005. On December 26, 2005, the Company issued 300,000 shares of common stock at $0.15 per share, or $45,000, to this officer/director for management services rendered.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties (continued)
----------------------------------

The fair market value of these shares was based on the average price of the Company's shares traded between December 1 and December 26, 2005. Effective April 2006, the Company's board of directors agreed to increase the compensation of this officer/director from $13,750 per month to $15,000 per month. Additionally, on August 18, 2006, the Company granted this officer 150,000 five-year options to purchase 150,000 shares of the Company's common stock at $0.15 per share. The fair value of this option grant was estimated at $22,304 on the date of grant using the Black-Scholes option-pricing model. Accordingly, the Company recorded stock-based compensation expense of $22,304, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. At December 31, 2006, $222,992 in management fees and other expenses were payable to this officer/director and is included in due to related parties on the accompanying balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand.

For the year ended December 31, 2006 and 2005, the Company incurred $51,732 and $40,616, respectively, in accounting fees to a company whose officer is an officer of the Company. At December 31, 2006, $16,382 in these fees was payable to this officer and is included in due to related parties on the accompanying balance sheet.

For the year ended December 31, 2006, the Company incurred $75,600 in consulting fees to an officer of the Company. Additionally, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

For the year ended December 31, 2006 and 2005, the Company incurred $130,000 and $0, respectively, in consulting fees to a director of the Company. Additionally, the Company granted this officer 75,000 options to purchase 75,000 shares of the Company's common stock at $0.15 per share. The options expire on August 18, 2011. The fair value of this option grant was estimated at $11,152 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $11,152, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

For the year ended December 31, 2006 and 2005, the Company incurred $6,000 and $0, respectively, in director's fees to a director of the Company. At December 31, 2006, $6,000 in directors fees were payable to this director and is included in due to related parties on the accompanying balance sheet. Additionally, the Company granted this director 50,000 options to purchase 50,000 shares of the Company's common stock at $0.15 per share. The options expire on August 18, 2011.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties (continued)
----------------------------------

The fair value of this option grant was estimated at $7,435 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $7,435, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

Loans Payable - Related Party
-----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($151,834 at December 31,
2006) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest compounded monthly (9.6% per annum), had an initial term of twelve months, and is repayable quarterly in arrears. The officer agreed to extend this loan for an additional twelve months until March 2006. The due date of this loan is currently being negotiated and is payable on demand. Additionally, during 2005, the Company borrowed $85,000 from this officer, which was repaid in 2006. For the years ended December 31, 2006 and 2005, the Company incurred $15,162 and $16,417, respectively, in interest related to these loans. At December 31, 2006, $3,674 in interest was accrued on these loans and the aggregate principal and interest amount due is $155,508 and is included in loan payable - related party on the accompanying balance sheet.

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

The Company's subsidiary, Medlink, has several loans and credit lines with financial institutions. The loans require monthly installments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables and assets of Medlink, and are due through November 2007. At December 31, 2006, loans payable to these financial institutions aggregated $522,198.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

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

In December 2004, the Company valued the common shares issued to Cornell at the fair market value on the dates of grant of $0.1664 per share, or $200,000, based on the quoted trading price for the stock. At December 31, 2005, the commitment fee was deemed to be a deferred offering cost on the accompanying balance sheet. Pursuant to the SEDA Termination Agreement, Cornell retained 600,889 of the Investor's Shares and returned 601,890 of the Investor's Shares to the Company which were cancelled. Monitor Capital, Inc. retained 62,500 of the Placement Agent's Shares and returned the other 62,500 of the Placement's Agent's Shares to the Company to be cancelled. In connection with the termination of the SEDA, the Company received and cancelled 664,390 shares of its common stock with a fair market value of $93,015 and for the year ended December 31, 2006, recorded debt offering cost expense of $106,985 on the accompanying consolidated statement of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

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

On July 17, 2006, in connection with the conversion of $15,000 of outstanding principal on this convertible debenture, the Company issued 104,167 shares of common stock. On October 31, 2006, in connection with the conversion of $10,000 of outstanding principal on this convertible debenture, the Company issued 151,515 shares of common stock.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debentures Payable (continued)
------------------------------------------

At the end of each reporting period, the Company revalues the warrant and convertible feature derivative liabilities. For the years ended December 31, 2006 and 2005, after adjustment, the Company recorded a gain (loss) on valuation of the derivative liability and warrants of $43,049 and $(18,512), respectively, and in 2006 reclassified $26,926 of the derivative liability to paid-in capital due to the partial repayment of the debenture. Amortization of debt discount for the years ended December 31, 2006 and 2005 was $125,000 and $93,750, respectively, and is included in interest expense. Amortization of debt offering costs for the years ended December 31, 2006 and 2005 was $19,131 and $14,348, respectively, and is included in interest expense. At December 31, 2006, the estimated fair values of the convertible feature derivative liabilities and warrants were $229,176 and $16,047, and are reflected as a conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheet.

The Company agreed to register, on a best efforts basis, 3,571,429 shares of its common stock underlying the conversion of the debentures and the exercise of the warrants.

At the date of inception and at the valuation date of December 31, 2006 and 2005, the following assumptions were applied to the convertible debt and warrants:

                                         At        December 31,     December 31,
                                     Inception         2005             2006
                                     ---------     ------------     ------------
         Market price ..........       $0.14          $0.14            $0.061
         Exercise price of debt       $0.104          $0.106           $0.048
         Term ..................      2 years       1.25 years         1 year
         Volatility ............       203%            219%             240%
         Risk-free interest rate       3.25%          3.75%             4.82%

The convertible debenture liability is as follows at December 31, 2006:

         Convertible debentures payable .................    $ 225,000
         Less: unamortized discount on debentures .......      (31,250)
                                                             ---------

         Convertible debentures, net ....................    $ 193,750
                                                             =========

For the year ended December 31, 2006, the related gain or loss from derivative liabilities is as follows:

                                                        Preferred
                                          Convertible     stock
                                              debt     (See Note 8)     Total
                                          -----------  ------------   ---------
Initial loss on the valuation of
 derivative liabilities ...............    $       -    $(680,498)    $(680,498)
Change in fair value of derivative
 liabilities ..........................       43,049      379,889       422,938
                                           ---------    ---------     ---------

Total loss from derivative liabilities     $  43,049    $(300,609)    $(257,560)
                                           =========    =========     =========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 7 - INCOME TAXES

As of December 31, 2006, the Company had approximately $4,900,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which, if not utilized, begin expiring in 2011. In addition, the Company has approximately $4,605,000 of foreign net operating loss carryforwards related to the Company's Brazilian subsidiary. Current Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to 30% of taxable profits. Transax files its income tax return on a consolidated company basis with TNSX, its legal parent, as U.S. tax rules prohibit the consolidation of its foreign subsidiaries.

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

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006 and 2005.

The Company's tax benefit differs from the "expected" tax benefit for the years ended December 31, 2006 and 2005 as follows:

                                                   2006         2005
                                                ---------    ---------
         Computed "expected" tax benefit ....   $(546,400)   $(229,300)
         State income taxes benefit .........     (44,000)      (8,000)
         Other ..............................           -            -
         Change in valuation allowance ......     590,400      237,300
                                                ---------    ---------

                                                $       -    $       -
                                                =========    =========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 7 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

         Deferred tax assets:
         Net operating loss carry forward ...........      $ 3,427,600
                                                           -----------

         Total gross deferred tax assets ............        3,427,600

         Less valuation allowance ...................       (3,427,600)
                                                           -----------

         Net deferred tax assets ....................      $         -
                                                           ===========

The valuation allowance at December 31, 2006 was $3,427,600. The increase during 2006 was approximately $590,400.

NOTE 8 - STOCKHOLDERS' DEFICIT

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares were sold to Cornell on January 13, 2006 and had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note (as described below) and $544,763 consisting of new funding, from which the Company received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, we paid approximately $25,000 in legal fees. On May 8, 2006, the Company sold the remaining 8,000 shares of Series A Preferred Shares to Cornell, at the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

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

In the event the Registration Statement is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the holder's option, either a cash amount or shares of the Company's Common Stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as Liquidated Damages for each thirty
(30) day period or any part thereof after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. At December 31, 2006, the Company recorded a registration rights penalty expense of $160,000, which has been included in accrued expenses on the accompanying consolidated balance sheet.

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. In connection with the initial sale of the Series A Preferred Stock on January 13, 2006, the initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively, which reduced the carrying value of the Series A Preferred Stock to zero. The $477,363 excess value of the fair values of the ECF and warrants over the gross proceeds received from the Preferred Stock was charged to loss from derivative liabilities upon sale. In connection with the final sale of the Series A Preferred Stock on May 8, 2006, the initial estimated fair value of the ECF was $1,003,135, which reduced the carrying value of the Series A Preferred Stock to zero. The $203,135 excess value of the fair values of the ECF over the gross proceeds received from the Preferred Stock was charged to other expense upon sale. At December 31, 2006, the Company revalued the ECF and warrants resulting in a gain on derivative liability of $379,889 due to fluctuations in the Company's stock price for an aggregate loss from derivative liabilities related to preferred stock of $300,609.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

At December 31, 2006, the estimated fair value of the ECF and warrants was $1,609,086 and $291,523, respectively, and are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheet.

At the dates of inception and at the valuation date of December 31, 2006, the fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

                                   January 13,   May 8,    December 31,
                                      2006        2006         2006
                                   -----------   ------   -------------
         Dividend rate .........        0%         0%           0%
         Term (in years) .......        5          2.7     2.05 to 4.05
         Volatility ............       222%       228%         240%
         Risk-free interest rate      4.26%       5.13%        4.82%

At December 31, 2006, cumulative and unpaid Series A preferred dividends amounted to $62,444 and are in included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Common Stock
------------

In connection with the termination of the SEDA, the Company received and cancelled 664,390 shares of its common stock with a fair market value of $93,015 (see note 6).

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)
------------------------

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

On June 28, 2005, the holder of the related party loans exercised the conversion feature. Accordingly, the Company issued 400,000 shares at the conversion price of $0.125 per share and 400,000 warrants to purchase common stock of the Company at $0.25 per share (see note 5) for the conversion of principal of $50,000. The Company also issued 35,770 shares of common stock to settle $4,471 in interest due on these loans.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)
------------------------

On September 30, 2005, the holder of the related party loans (see note 5) exercised the conversion feature. Accordingly, the Company issued 600,000 shares at the conversion price of $0.125 per share and 600,000 warrants to purchase common stock of the Company at $0.25 per share for the conversion of principal of $75,000. The Company also issued 77,968 shares of common stock to settle $9,746 in interest due on these loans.

On December 8, 2005, the Company issued 50,000 shares of common stock for investor relation services rendered. The Company valued these common shares at the fair market value on the dates of grant of $0.15 per share, or $7,500, based on the quoted trading price and recorded investor relations fees of $7,500.

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

On March 20, 2006, the Company entered into a one-year consulting contract for investor relations services. In connection with the agreement, the Company issued 900,000 shares of common stock. The Company valued these common shares at the fair market value of $0.12 per share on the dates of grant based on the quoted trading price and recorded deferred consulting expense of $108,000 to be amortized over the service period. In addition, the Company granted a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant has a term expiring January 31, 2009. 1,000,000 of the warrants are exercisable at $0.20 per share and 1,000,000 of the warrants are exercisable at $0.25 per share. The fair value of this warrant grant was estimated at $221,998 or $.11 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense of $221,998, which will be amortized over the contract period. On December 27, 2006, the Company entered a settlement agreement with the consultant, whereby the consultant returned 200,000 shares of the Company's common stock and the Company cancelled the 2,000,000 warrants previously granted to the consultant. For the year ended December 31, 2006, the Company recorded consulting expense of $174,166 in connection with the issuance and cancellation of these common shares and warrants.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)
------------------------

On July 17, 2006, in connection with the conversion of $15,000 of the convertible debenture outstanding, the Company issued 104,167 shares of common stock.

On August 18, 2006, the Company granted 43,270 shares of common stock under the Company's 2004 Incentive Stock Option Plan for legal services performed. The Company valued these common shares at the fair market value on the dates of grant or $0.16 per share based on the quoted trading price and recorded legal fees of $6,940.

On October 5, 2006, the Company entered into a consulting contract for investor services. In connection with the agreement, the Company issued 55,000 shares of common stock. The Company valued these common shares at the fair market value of $0.135 per share on the dates of grant, based on the quoted trading price and recorded consulting expense of $7,425.

On October 31, 2006, in connection with the conversion of $10,000 of the convertible debenture outstanding, the Company issued 151,515 shares of common stock.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)
-------------------------

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

On August 18, 2006, the Company granted options to purchase an aggregate of 275,000 shares of common stock to an officer and directors of the Company. The options are exercisable at $0.15 per share and expire on August 17, 2011. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.149 or $40,891. For the year ended December 31, 2006, in connection with these options, the Company recorded stock-based compensation expense of $40,891.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)
-------------------------

A summary of the status of the Company's outstanding stock options as of December 31, 2006 and changes during the period ending on that date is as follows:

                                    Year Ended December 31, 2006     Year Ended December 31, 2005
                                    ----------------------------     ----------------------------
                                                     Weighted                         Weighted
                                    Number of        Average         Number of        Average
                                     Options      Exercise Price      Options      Exercise Price
                                    ---------     --------------     ---------     --------------
Stock options
-------------
Balance at beginning of year .....  3,225,000         $ 0.31         2,425,000         $ 0.41
Granted ..........................    475,000           0.15         1,200,000           0.15
Exercised ........................          -              -                 -              -
Forfeited ........................   (275,000)          0.38          (400,000)          0.39
                                    ---------         ------         ---------         ------
Balance at end of year ...........  3,425,000         $ 0.29         3,225,000         $ 0.31
                                    =========         ======         =========         ======

Options exercisable at end of year  3,425,000         $ 0.29
                                    =========         ======

Weighted average fair value of
options granted during the year ..                    $ 0.15                           $ 0.15
                                                      ======                           ======

The following table summarizes information about employee and consultants stock options outstanding at December 31, 2006:

                    Options Outstanding                               Options Exercisable
------------------------------------------------------------     ------------------------------
                                     Weighted
                                     Average        Weighted                           Weighted
Range of           Number           Remaining        Average          Number           Average
Exercise       Outstanding at      Contractual      Exercise      Exercisable at       Exercise
 Price       December 31, 2006     Life (Years)       Price      December 31, 2006       Price
--------     -----------------     ------------     --------     -----------------     --------
 $ 0.50          1,250,000             1.62          $ 0.50          1,250,000          $ 0.50
 $ 0.20            550,000             3.00            0.20            550,000            0.20
 $ 0.15          1,625,000             3.73            0.15          1,625,000            0.15
                 ---------                           ------          ---------          ------
                 3,425,000                           $ 0.29          3,425,000          $ 0.29
                 =========                           ======          =========          ======

As of December 31, 2006, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

The valuation of the option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 2006: expected volatility ranging from of 222% to 231%; risk free interest rate ranging from 3.75% to 4.78%; expected life of 5 years and annual dividend rate of 0%.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)
-------------------------

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

On February 1, 2006, the Company and the debenture holder (See Note 6) mutually agreed to extend the term of the debentures until December 1, 2007. In addition, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of two years and is exercisable at $0.20 per share. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded debt settlement expense of $46,686.

On March 20, 2006, the Company entered into a one-year consulting contract for investor relations services. In connection with the agreement, the Company granted warrants to purchase 2,000,000 shares of the Company's common stock. The warrant had a term expiring January 31, 2009. 1,000,000 of the warrants were exercisable at $0.20 per share and 1,000,000 of the warrants were exercisable at $0.25 per share. The fair value of this warrant grant was estimated at $221,998 or $.11 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense of $221,998, which was being amortized over the contract period. On December 27, 2006, the Company entered a settlement agreement with the consultant, whereby the Company cancelled the 2,000,000 warrants previously granted to the consultant.

On January 13, 2006, the Company issued to Cornell warrants to purchase up to 5,000,000 shares of Common stock. The first warrant issued to Cornell for 2,500,000 shares of Common Stock at an exercise price of $0.30 per share, shall terminate after the five (5) year anniversary of the date of issuance. The second warrant issued to Cornell was for 2,500,000 shares of Common Stock at an exercise price of $0.20 per share, and shall terminate after the five (5) year anniversary of the date of issuance.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants (continued)
--------------------------

A summary of the status of the Company's outstanding stock warrants as of December 31, 2006 and changes during the periods then ended is as follows:

                                    Year Ended December 31, 2006    Year Ended December 31, 2005
                                    ----------------------------    ----------------------------
                                                     Weighted                        Weighted
                                    Number of        Average        Number of        Average
                                     Warrants     Exercise Price     Warrants     Exercise Price
                                    ----------    --------------    ----------    --------------
Warrants
--------
Balance at beginning of year ...     9,502,500        $ 0.57         9,101,070        $ 1.00
Granted ........................     7,400,000          0.24         1,000,000          0.25
Exercised ......................             -             -                 -             -
Forfeited ......................    (4,000,000)         0.26          (598,570)         0.69
                                    ----------        ------        ----------        ------
Balance at end of year .........    12,902,500        $ 0.48         9,502,500        $ 0.57
                                    ==========        ======        ==========        ======

The following information applies to all warrants outstanding at December 31, 2006:

                      Warrants Outstanding                Warrants Exercisable
            ----------------------------------------     -----------------------
                             Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining        Average                    Average
Exercise                   Contractual      Exercise                    Exercise
 Price        Shares       Life (Years)       Price        Shares         Price
--------    ----------     ------------     --------     ----------     --------

 $1.00       4,100,000         1.62           $1.00       4,100,000       $1.00
 $0.30       2,500,000         4.04           $0.30       2,500,000       $0.30
 $0.20       5,302,500         2.51           $0.20       5,302,500       $0.20
 $0.25       1,000,000         0.65           $0.25       1,000,000       $0.25
            ----------                        -----      ----------       -----
            12,902,500                        $0.48      12,902,500       $0.48
            ==========                        =====      ==========       =====

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

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

                                                Year ended December 31,
                                               -------------------------
                                                   2006         2005
                                               -----------   -----------
      Net revenues to unaffiliated customers:
              Brazil ........................  $ 4,164,429   $ 3,380,150
                                               -----------   -----------
      Operating Expenses:
              Brazil ........................    3,514,999     2,707,410
              USA ...........................    1,299,926       758,543
              Australia .....................        2,497        12,257
              Mauritius .....................       94,195        65,324
                                               -----------   -----------
                                                 4,911,617     3,543,534
                                               -----------   -----------
      Loss from operations ..................     (747,188)     (163,384)
                                               -----------   -----------
      Other income (expenses):
              Brazil ........................     (496,355)     (301,748)
              USA ...........................     (767,810)     (306,763)
              Australia .....................            -         7,411
                                               -----------   -----------
                                                (1,264,165)     (601,100)
                                               -----------   -----------
      Net loss as reported ..................  $(2,011,353)  $  (764,484)
                                               -----------   -----------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has an operating lease for rental of office space in Brazil, renewable on an annual basis. Additionally, the Company leases office space in Miami, Florida on a month-to-month basis. Rent expense amounted to approximately $170,600 and $104,000 and is classified as part of general and administrative expenses in the statement of operations for each of the years ended December 31 2006 and 2005, respectively.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Accrued Taxes and Social Contribution

Since fiscal year 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2006, these deficiencies, plus interest and fines, amounted to approximately $759,000. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During fiscal years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security ("INSS") taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. However, there is no certainty that the Brazilian authorities will enter into a similar plan in the future. At December 31, 2006, future payments due to the Brazilian authorities are follows:

         Year
         ----
         2007     $ 496,693
         2008       137,943
         2009        69,889
         2010        42,172
         2011        12,206
                  ---------

                  $ 758,903
                  =========

The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.