Form 10QSB
period 2007-03-31
TRANSAX INTERNATIONAL LTD
filed 2007-05-16
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

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


                        8th Floor, 5201 Blue Lagoon Drive
                                 Miami, FL 33126
                        ---------------------------------
                    (Address of principal executive offices)


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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                           Outstanding as of May 14, 2007
             -----                           ------------------------------
Common Stock, $0.00001 par value                       32,030,511

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2007

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2007.........................................3

         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2007 and 2006...........4

         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2007 and 2006...........5

         Notes to Unaudited Consolidated Financial Statements...............6-19

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation................................................20-27

         Item 3 - Controls and Procedures.....................................28

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................28

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds.............................................28

         Item 3 - Default Upon Senior Securities..............................29

         Item 4 - Submission of Matters to a Vote of Security Holders.........29

         Item 5 - Other Information...........................................29

         Item 6 - Exhibits....................................................29

         Signatures...........................................................29

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                         March 31, 2007
                                          (Unaudited)
                                             ASSETS
CURRENT ASSETS:
  Cash ........................................................................   $     61,184
  Accounts receivable (net of allowance for doubtful accounts of $0) ..........        535,866
  Prepaid expenses and other current assets ...................................        239,717
                                                                                  ------------

     TOTAL CURRENT ASSETS .....................................................        836,767

SOFTWARE DEVELOPMENT COSTS, net ...............................................        336,581
PROPERTY AND EQUIPMENT, net ...................................................        890,544
OTHER ASSETS ..................................................................          4,800
                                                                                  ------------

     TOTAL ASSETS .............................................................   $  2,068,692
                                                                                  ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ............................................   $    389,135
  Convertible debenture payable ...............................................        225,000
  Accounts payable and accrued expenses .......................................      1,799,554
  Due to related parties ......................................................        285,500
  Warrant liability ...........................................................        225,036
  Convertible feature liability ...............................................      1,462,303
  Loan payable - related party ................................................        216,088
  Convertible loan - related party ............................................        222,799
                                                                                  ------------

     TOTAL CURRENT LIABILITIES ................................................      4,825,415

LOANS PAYABLE, NET OF CURRENT PORTION .........................................         18,434
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION .................        449,295
                                                                                  ------------

     TOTAL LIABILITIES ........................................................      5,293,144
                                                                                  ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
    16,000 shares issued and outstanding; liquidation preference $1,600,000 ...      1,478,971
  Common stock $.00001 par value; 100,000,000 shares authorized;
    62,030,511 shares issued and 32,030,511 outstanding .......................            320
  Paid-in capital .............................................................      7,816,809
  Accumulated deficit .........................................................    (12,516,212)
  Other comprehensive income - Cumulative foreign currency
    translation adjustment ....................................................         (4,340)
                                                                                  ------------

     TOTAL STOCKHOLDERS' DEFICIT ..............................................     (3,224,452)
                                                                                  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..............................   $  2,068,692
                                                                                  ============

     The accompanying notes are an integral part of these consolidated financial statements

                                              -3-

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -----------------------------
                                                                     2007             2006
                                                                 ------------     ------------
                                                                  (Unaudited)      (Unaudited)
REVENUES ....................................................    $  1,186,226     $    981,058
                                                                 ------------     ------------

OPERATING EXPENSES:
  Cost of product support services ..........................         384,434          391,552
  Compensation and related benefits .........................         211,905          211,246
  Professional fees .........................................          36,007           69,720
  Management and consulting fees - related parties ..........         105,355          108,841
  Investor relations ........................................           9,051           24,362
  Depreciation and amortization .............................          83,627           65,713
  General and administrative ................................         241,947          231,398
                                                                 ------------     ------------

     TOTAL OPERATING EXPENSES ...............................       1,072,326        1,102,832
                                                                 ------------     ------------

INCOME (LOSS) FROM OPERATIONS ...............................         113,900         (121,774)
                                                                 ------------     ------------

OTHER INCOME (EXPENSES):
  Other expenses ............................................         (14,020)         (22,349)
  Foreign exchange gain (loss) ..............................         (11,317)          (2,875)
  Debt settlement and offering costs ........................               -         (153,671)
  Gain (loss) from derivative liabilities ...................         458,493         (249,103)
  Interest expense ..........................................        (130,812)        (132,251)
  Interest expense - related party ..........................         (14,239)          (9,681)
                                                                 ------------     ------------

     TOTAL OTHER INCOME (EXPENSES) ..........................         288,105         (569,930)
                                                                 ------------     ------------

NET INCOME (LOSS) ...........................................         402,005         (691,704)

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDEND ..............         (28,000)        (800,000)
                                                                 ------------     ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS .......    $    374,005     $ (1,491,704)
                                                                 ============     ============

COMPREHENSIVE INCOME (LOSS):
  NET INCOME (LOSS) .........................................    $    402,005     $   (691,704)

  OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized foreign currency translation (loss) gain .....         (98,393)          31,739
                                                                 ------------     ------------

  COMPREHENSIVE INCOME (LOSS) ...............................    $    303,612     $   (659,965)
                                                                 ============     ============

NET INCOME (LOSS) PER COMMON SHARE:
BASIC .......................................................    $       0.01     $      (0.02)
                                                                 ============     ============
DILUTED .....................................................    $          -     $      (0.02)
                                                                 ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC .......................................................      32,030,511       31,182,527
                                                                 ============     ============
DILUTED .....................................................      62,715,035       31,182,527
                                                                 ============     ============

     The accompanying notes are an integral part of these consolidated financial statements

                                              -4-

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                        ----------------------
                                                                           2007         2006
                                                                        ---------    ---------
                                                                       (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...................................................   $ 402,005    $(691,704)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ...................................      83,627       65,713
    Amortization of software maintenance costs ......................      70,714       51,155
    Stock-based compensation and consulting .........................           -       35,334
    Grant of warrants in connection with debt extension .............           -       46,686
    Amortization of deferred debt issuance costs ....................       4,783      111,768
    Amortization of debt discount ...................................      31,250       31,250
    (Gain) loss from derivative liabilities .........................    (458,493)     249,103

Changes in assets and liabilities:
    Accounts receivable .............................................    (138,032)     (91,960)
    Prepaid expenses and other current assets .......................      13,138      (43,237)
    Other assets ....................................................           -       (2,400)
    Accounts payable and accrued expenses ...........................     141,043      (36,474)
    Accrued interest payable, related party .........................      10,758        9,434
    Due to related parties ..........................................      45,126        6,234
    Accounts payable and accrued expenses - long-term ...............     (55,662)     104,512
                                                                        ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .................     150,257     (154,586)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ............................     (79,392)     (86,731)
  Acquisition of property and equipment .............................           -     (196,766)
                                                                        ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES ...............................     (79,392)    (283,497)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of Series A preferred stock ................           -      495,734
  Repayments under capital lease obligations ........................           -      (14,307)
  Proceeds from loan payable ........................................           -       77,499
  Repayment of loan .................................................    (132,892)           -
  Proceeds from loan - related party ................................      50,000            -
  Repayment of loan - related party .................................           -      (85,000)
                                                                        ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................     (82,892)     473,926
                                                                        ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................       1,710          615
                                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH .....................................     (10,317)      36,458

CASH, BEGINNING OF YEAR .............................................      71,501        7,875
                                                                        ---------    ---------

CASH, END OF PERIOD .................................................   $  61,184    $  44,333
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ............................................   $  92,005    $  95,656
                                                                        =========    =========
  Cash paid for income taxes ........................................   $       -    $       -
                                                                        =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest .................   $       -    $       -
                                                                        =========    =========
  Common stock and options issued for services ......................   $       -    $  35,334
                                                                        =========    =========
  Loan paid with preferred stock proceeds ...........................   $       -    $ 255,237
                                                                        =========    =========
  Derivative liabilities recorded for deemed preferred stock dividend   $       -    $ 800,000
                                                                        =========    =========

     The accompanying notes are an integral part of these consolidated financial statements

                                              -5-

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its wholly-owned subsidiaries, Transax Limited, Medlink Conectividade em Saude Ltda (formerly TDS Telecommunication Data Systems Ltda.), Transax (Australia) Pty Ltd., and Medlink Technologies, Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Organization
------------

Transax International Limited was incorporated in the State of Colorado in 1999. The Company, primarily through its wholly-owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink"), is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution (TM) enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil. Effective March 31, 2007, the company ceased its operations in Australia and closed Transax (Australia) Pty Ltd.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition
-------------------

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectibility is probable.

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

Comprehensive income (loss)
---------------------------

Other comprehensive income (loss) currently includes only foreign currency translation adjustments.

Stock-based compensation
------------------------

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings/Loss per common share
------------------------------

Basic earnings/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Diluted loss per common share is the same as basic loss per share because common stock equivalents are anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

                                                       For the Three Months
                                                         Ended March 31,
                                                       2007            2006
                                                   ------------    ------------
Net income (loss) ..............................   $    402,005    $   (691,704)
                                                   ------------    ------------
Weighted average shares outstanding - basic ....     32,030,511      31,182,527
                                                   ------------    ------------
EPS - basic ....................................   $       0.01    $      (0.02)
                                                   ============    ============

Net (loss) attributable to common shareholders..   $    (53,714)   $   (691,704)
                                                   ============    ============
Weighted average shares outstanding - basic ....     32,030,511      31,182,527
Effect of dilutive securities
   Unexercised options and warrants ............              -               -
   Convertible debentures ......................      4,017,857               -
   Convertible loan payable - related party ....              -               -
   Convertible preferred stock .................     26,666,667               -
                                                   ------------    ------------
Weighted average shares outstanding- diluted ...     62,715,035      31,182,527
                                                   ============    ============
EPS - diluted ..................................   $       0.00    $      (0.02)
                                                   ============    ============

Concentrations of credit risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2007, the allowance for doubtful accounts was $0 since accounts receivable are generally collected within 30-days.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

The Company had net revenues to two major customers that accounted for approximately 91%, or $1,074,000, and 91%, or $892,763, of the total revenues for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, these two major customers accounted for 50% and 41% of net revenues, respectively. At March 31, 2007, these two major customers accounted for 49% and 40%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of March 31, 2007, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

Accounting for conversion features and warrants issued with preferred stock
---------------------------------------------------------------------------

In 2006, the Company issued $1,600,000 of convertible Series A preferred stock, which contained an Embedded Conversion Feature ("ECF") and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The Conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and are classified in the consolidated balance sheet as current liabilities at March 31, 2007.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. Due to net operating loss carry forwards available, no provision for income taxes has been recorded for the three months ended March 31, 2007.

Recent accounting pronouncements
--------------------------------

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("SFAS 109"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangement." The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP has had no effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing what impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable
-------------------------

At March 31, 2007, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans was due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 is due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At March 31, 2007, interest due on these two loans amounted to $47,799 and the aggregate principal amount due is $175,000. During the three months ended March 31, 2007 and 2006, the Company incurred $5,178 and $5,178, respectively, in interest expense related to these two loans.

Due to Related Parties
----------------------

For the three months ended March 31, 2007 and 2006, the Company incurred $46,905 and $41,250, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. Effective April 2006, the Company's board of directors agreed to increase the compensation of this officer/director from $13,750 per month to $15,000 per month. At March 31, 2007, $257,168 in management fees and other expenses were payable to this officer/director and is included in due to related parties on the accompanying balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand.

For the three months ended March 31, 2007 and 2006, the Company incurred $8,450 and $11,157, respectively, in accounting fees to a company whose officer is an officer of the Company which has been included in management and consulting fees
- related party on the accompanying consolidated statement of operations. At March 31, 2007, $22,332 in these fees was payable to this officer and is included in due to related parties on the accompanying balance sheet.

For the three months ended March 31, 2007 and 2006, the Company incurred $14,000 and $19,600 in consulting fees to an officer of the Company, respectively. Additionally, on January 26, 2006, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

For the three months ended March 31, 2007 and 2006, the Company incurred $36,000 and $24,000, respectively, in consulting fees to a director of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

At March 31, 2007, $6,000 in directors fees were payable to a former director of the Company and is included in due to related parties on the accompanying balance sheet.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

Loan Payable - Related Party
----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($153,353 at March 31, 2007) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest compounded monthly (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. The officer agreed to extend this loan for an additional twelve months until March 2006. The due date of this loan is currently being negotiated and is payable on demand. Additionally, on March 6, 2007, the Company borrowed $50,000 from this officer. This loan accrues 1.0% interest compounded monthly (12% per annum) and is due on June 6, 2007. Additionally, in connection with this loan, the Company incurred a loan fee of $5,000 which has been included in interest expense - related party on the accompanying statement of operations. For the three months ended March 31, 2007 and 2006, the Company incurred $9,061 and $4,503, respectively, in interest related to these loans. At March 31, 2007, $12,735 in interest and loan fee was accrued on these loans and the aggregate principal and interest amount due is $216,088 and is included in loan payable - related party on the accompanying balance sheet.

NOTE 3 - FINANCING ARRANGEMENTS

Loan Payable
------------

The Company's subsidiary, Medlink, has several loans and credit lines with financial institutions. The loans require monthly installments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink, and are due through July 2009. At March 31, 2007, loans payable to these financial institutions aggregated $407,569.

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative with a corresponding value recorded as a liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - FINANCING ARRANGEMENTS (continued)

Convertible Debentures Payable (continued)
------------------------------------------

The change in the fair value of the liability for derivative contracts has been recorded as other income / (expense) in the consolidated statements of operations. The embedded derivative included in this debenture resulted in an initial debt discount of $250,000 and an initial loss on the valuation of derivative liabilities of $44,299. The debt discount was amortized over the initial term of the debenture. On February 1, 2006, the Company and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In connection with the loan extension, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of two years and is exercisable at $0.20 per share. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, on February 1, 2006, the Company recorded debt settlement expense of $46,686 and a warrant liability of $46,686.

On July 17, 2006, in connection with the conversion of $15,000 of outstanding principal on this convertible debenture, the Company issued 104,167 shares of common stock. On October 31, 2006, in connection with the conversion of $10,000 of outstanding principal on this convertible debenture, the Company issued 151,515 shares of common stock.

At the end of each reporting period, the Company revalues the warrant and convertible feature derivative liabilities. For the three months ended March 31, 2007 and 2006, after adjustment, the Company recorded a gain on valuation of the derivative liability and warrants of $83,468 and $1,212, respectively. Amortization of debt discount for the three months ended March 31, 2007 and 2006 was $31,250 and $31,250, respectively, and is included in interest expense. Amortization of debt offering costs for the three months ended March 31, 2007 and 2006 was $4,783 and $4,783, respectively, and is included in interest expense. At March 31, 2007, the estimated fair values of the convertible feature derivative liabilities and warrants were $156,029 and $5,726, respectively, and are reflected as a conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheet.

The Company agreed to register, on a best efforts basis, 3,571,429 shares of its common stock underlying the conversion of the debentures and the exercise of the warrants.

At the valuation date of March 31, 2007, the following assumptions were applied to the convertible debt and warrants:

                                           March 31, 2007
                                         ------------------
         Market price ...............          $0.08
         Exercise price of debt .....     $0.056 to $0.20
         Term .......................    0.75 to 1.00 years
         Volatility .................           107%
         Risk-free interest rate ....      4.82% to 4.90%

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - FINANCING ARRANGEMENTS (continued)

The convertible debenture liability is as follows at March 31, 2007:

         Convertible debentures payable ..................     $225,000
         Less: unamortized discount on debentures ........            -
                                                               --------

         Convertible debentures, net .....................     $225,000
                                                               ========

For the three months ended March 31, 2007, the related gain or loss from derivative liabilities is as follows:

                                        Convertible   Preferred stock
                                            debt       (See Note 8)       Total
                                        -----------   ---------------   --------
Change in fair value of derivative
  liabilities ..........................  $ 83,468       $375,025       $458,493
                                          --------       --------       --------

Total gain from derivative liabilities .  $ 83,468       $375,025       $458,493
                                          ========       ========       ========

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (continued)

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

On January 13, 2006, the Company entered into an Investment Agreement with Cornell Capital Partners, LP ("Cornell"), and, together with the Company, (the "Parties"), pursuant to which the Company shall sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of the Company's common stock, par value $.00001 per share (the "Common Stock") for a total price of up to $1,600,000.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (continued)

Preferred Stock (continued)
---------------------------

In connection with the sale of the Series A Preferred Shares, on January 13, 2006, the Parties agreed that Cornell would surrender the Promissory Note issued by the Company to Cornell on May 17, 2005, in the principal amount of $255,237, in exchange for $255,237 of Series A Preferred Shares. As of January 13, 2006, the full amount outstanding under the Promissory Note was $255,237, plus accrued and unpaid interest of $0. As a result of the Parties' agreement, the Promissory Note was retired and canceled. The Parties also agreed to terminate the Securities Purchase Agreement and the Investor Registration Rights Agreement as well as the Pledge and Escrow Agreements, all dated as of October 21, 2004, that were entered into by the Parties in connection with the issuance of the Promissory Note.

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

In the event the Registration Statement is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the holder's option, either a cash amount or shares of the Company's Common Stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as Liquidated Damages for each thirty
(30) day period or any part thereof after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. In fiscal 2006, the Company recorded a registration rights penalty expense of $160,000, which is included in accrued expenses on the accompanying consolidated balance sheet. Based on discussions with Cornell and management's analysis, the Company does not believe that any additional penalties are due under the Investor Registration Rights Agreement.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (continued)

Preferred Stock (continued)
---------------------------

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. In connection with the initial sale of the Series A Preferred Stock on January 13, 2006, the initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively, which reduced the carrying value of the Series A Preferred Stock to zero. The $477,363 excess value of the fair values of the ECF and warrants over the gross proceeds received from the Preferred Stock was charged to loss from derivative liabilities upon sale. In connection with the final sale of the Series A Preferred Stock on May 8, 2006, the initial estimated fair value of the ECF was $1,003,135, which reduced the carrying value of the Series A Preferred Stock to zero. The $203,135 excess value of the fair values of the ECF over the gross proceeds received from the Preferred Stock was charged to loss from derivative liabilities upon sale. At March 31, 2007, the Company revalued the ECF and warrants resulting in a gain on derivative liability of $375,025 for the three months ended March 31, 2007.

At March 31, 2007, the estimated fair value of the ECF and warrants was $1,306,274 and $219,310, respectively, and are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheet.

At the valuation date of March 31, 2007, the fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

                                               March 31, 2007
                                              ----------------
         Dividend rate ................              0%
         Term (in years) ..............       1.8 to 3.8 years
         Volatility ...................             107%
         Risk-free interest rate ......        4.54% to 4.60%

At March 31, 2007, cumulative and unpaid Series A preferred dividends amounted to $62,444 and are in included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Stock Options
-------------

A summary of the status of the Company's outstanding stock options as of March 31, 2007 and changes during the period then ended are as follows:

                                                                Weighted Average
                                          Number of Options      Exercise Price
                                          -----------------     ----------------
Balance at December 31, 2006 ...........      3,425,000               $0.29
Granted ................................              -                   -
Exercised ..............................              -                   -
Forfeited ..............................              -                   -
                                              ---------               -----
Balance at March 31, 2007 ..............      3,425,000               $0.29
                                              =========               =====

Options exercisable at end of period ...      3,425,000               $0.29
                                              =========               =====

Weighted average fair value of options
  granted during the period ............                             $   -

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (continued)

The following table summarizes information about employee and consultants stock options outstanding at March 31, 2007:

                  Options Outstanding                             Options Exercisable
---------------------------------------------------------     ---------------------------
                                  Weighted
                                   Average       Weighted                        Weighted
Range of         Number           Remaining       Average         Number         Average
Exercise     Outstanding at      Contractual     Exercise     Exercisable at     Exercise
 Price       March 31, 2007     Life (Years)      Price       March 31, 2007     Price
--------     --------------     ------------     --------     --------------     --------
 $ 0.50        1,250,000            1.37          $ 0.50         1,250,000        $ 0.50
 $ 0.20          550,000            2.75            0.20           550,000          0.20
 $ 0.15        1,625,000            3.48            0.15         1,625,000          0.15
               ---------                          ------         ---------        ------
               3,425,000                          $ 0.29         3,425,000        $ 0.29
               =========                          ======         =========        ======

As of March 31, 2007, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of December 31, 2006 and changes during the periods then ended is as follows:

                                                Number of       Weighted Average
                                                 Warrants        Exercise Price
                                                ----------      ----------------

Balance at December 31, 2006 .............      12,902,500            $0.48
Granted ..................................               -                -
Exercised ................................               -                -
Forfeited ................................               -                -
                                                ----------            -----
Balance at March 31, 2007 ................      12,902,500            $0.48
                                                ==========            =====

Options exercisable at end of period .....      12,902,500            $0.48
                                                ==========            =====

The following information applies to all warrants outstanding at March 31, 2007:

                      Warrants Outstanding                Warrants Exercisable
            ----------------------------------------     -----------------------
                             Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining        Average                    Average
Exercise                   Contractual      Exercise                    Exercise
 Price        Shares       Life (Years)       Price        Shares         Price
--------    ----------     ------------     --------     ----------     --------

 $1.00       4,100,000         1.37           $1.00       4,100,000       $1.00
 $0.30       2,500,000         3.79           $0.30       2,500,000       $0.30
 $0.20       5,302,500         2.26           $0.20       5,302,500       $0.20
 $0.25       1,000,000         0.40           $0.25       1,000,000       $0.25
            ----------                        -----      ----------       -----
            12,902,500                        $0.48      12,902,500       $0.48
            ==========                        =====      ==========       =====

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 5 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its business activities and geographical locations. The Company operates within a single operating segment, being a provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company operates in Brazil, Mauritius, and has a registered mailing address in the USA. All of the Company's assets are located in Brazil.

                                                 Three months ended March 31,
                                                     2007            2006
                                                 -----------     -----------
      Net revenues to unaffiliated customers:
              Brazil ........................    $ 1,186,226     $   981,058
                                                 -----------     -----------
      Operating Expenses:
              Brazil ........................        879,066         801,983
              USA ...........................        188,925         284,285
              Australia .....................              -           2,293
              Mauritius .....................          4,335          14,271
                                                 -----------     -----------
                                                   1,072,326       1,102,832
                                                 -----------     -----------
      Income (loss) from operations .........        113,900        (121,774)
                                                 -----------     -----------
      Other income (expenses):
              Brazil ........................       (106,025)       (115,485)
              USA ...........................        403,929        (454,445)
              Australia .....................         (9,799)              -
                                                 -----------     -----------
                                                     288,105        (569,930)
                                                 -----------     -----------
      Net income (loss) as reported .........    $   402,005     $  (691,704)
                                                 -----------     -----------

NOTE 6 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $12,516,212, and has a stockholders' deficit of $3,224,452 at March 31, 2007 and a working capital deficit of $3,988,648. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2007, these deficiencies (including interest and fines) amounted to approximately $827,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

For the three months ended March 31, 2007, we generated $1,186,226 in revenues compared to $981,058 in revenues generated for the three months ended March 31, 2006, (an increase of $205,168 or 21%). The increase in revenues is due to the continuing installation of our software and/or hardware devices containing our software at the healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook 2.08 million "real time" transactions during the three months ended March 31, 2007 compared to 1.84 million during the three months ended March 31, 2006.

For the three months ended March 31, 2007, we incurred operating expenses in the aggregate amount of $1,072,326 compared to $1,102,832 incurred during the three months ended March 31, 2006, (a decrease of $30,506, or 2.8%). The decrease in operating expenses incurred for the three months ended March 31, 2007 compared to operating expenses incurred during the three months ended March 31, 2006 resulted from: (i) a decrease of $7,118, or 1.8%, in cost of product support services; (ii) an increase of $659, or less than 1.0%, in compensation and related benefits associated with our MedLink operations; (iii) a decrease of $33,713, or 48.4%, in professional fees relating to a decrease in legal and accounting costs associated with the filing of a registration statement on Form SB-2 in the 2006 period and a decrease in legal fees; (iv) a decrease of $3,486, or 3.2%, in management and consulting fees-related parties due to a decrease in use of management and a director/consultant needed to handle our investment relations activities; (v) a decrease in investor relations of $15,311, or 62.8%, in investor relations primarily resulting from the issuance of common stock and warrants to a consultant for investor relations services during the 2006 period compared to $0 in the 2007 period; (vi) an increase of $10,549, or 4.6%, in general and administrative expenses resulting from an increase in operating costs associated with increased operations and increased travel expenses; and
(vii) an increase in depreciation and amortization expense of $17,914, or 27.3%.

We reported income from operations of $113,900 for the three months ended March 31, 2007 as compared to a loss from operations of $(121,774) for the three months ended March 31, 2006, an increase of $235,674, or 193.5%. Although there can be no assurances, we anticipate that during fiscal year 2007, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2006. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2007 as compared to fiscal year 2006. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

For the three months ended March 31, 2007, we recorded other income in the aggregate of $288,105 compared to other expenses of $(569,930) incurred during the three months ended March 31, 2006. The increase in other income for the three months ended March 31, 2007 compared to other expenses incurred for the three months ended March 31, 2006 resulted from: (i) a decrease of $8,329, or 37.3%, in other expenses; (ii) a decrease of $1,439, or 1.0%, in interest expense, which reflects the amortization of debt discounts and debt offering costs; (iii) the recording of a gain from derivative liabilities of $458,493 for the three months ended March 31, 2007 as compared to a loss from derivative liabilities of $(249,103) for the three months ended March 31 ,2006, which relates to the revaluation of the embedded conversion feature and the related warrants issued in connection with our Series A Preferred Stock and debenture payable; (iv) a decrease of $153,671 to $-0- in debt settlement and offering costs, which relates to the issuance of warrants to the debenture holder and amortization of certain debt offering costs in the 2006 period; (v) an increase of $8,442, or 293.7%, in loss on foreign exchange and (vi) an increase in interest expense - related parties of $4,558, or 47%, due to the recording of a loan fee of $5,000 pursuant to a note agreement with our CEO in the 2007 period.

Our net income for the three months ended March 31, 2007 was $402,005 compared to a net loss of $691,704 for the three months ended March 31, 2006 (an increase of $1,093,709 or 158.1%).

For the three months ended March 31, 2007, we recorded a deemed preferred stock dividend of $0 compared to $800,000 for the three months ended March 31, 2006, which related to our Series A Preferred Stock. These non-cash items relate to the embedded conversion feature of those securities and the fair value of the warrants issued with those securities.

We reported net income attributable to common shareholders of $402,005 for the three months ended March 31, 2007 as compared to a net loss attributable to common shareholders of $1,491,704 for the three months ended March 31, 2006. This translates to an overall basic per-share income available to shareholders of $0.01 and a per-shares loss available to shareholders of $(0.02) for the three months ended March 31, 2007 and 2006, respectively. We reported an overall diluted per-share loss available to shareholders of $0.00 and a per-shares loss available to shareholders of $(0.02) for the three months ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, our current assets were $836,767 and our current liabilities were $4,825,415, which resulted in a working capital deficit of $3,988,648. As of March 31, 2007, our total assets were $2,068,692 consisting of: (i) $61,184 in cash; (ii) $239,717 in prepaid expenses and other current assets; (iii) $535,866 in accounts receivable; (iv) $336,581 in net software development costs; (v) $890,544 in net property and equipment; and (vi) $4,800 in other assets.

As of March 31, 2007, our total liabilities were $5,293,144 consisting of: (i) $2,248,849 in long-term and current portion of accounts payable and accrued expenses; (ii) $285,500 due to related parties; (iii) $222,799 in convertible loans and interest to related party; (iv) $216,088 in loans payable and interest due to related party; (v) $225,000 in convertible debenture payable; (vi) $407,569 in long-term and current portion of loans payable; (vii) $225,036 in warrant liability; and (viii) $1,462,303 in convertible feature liability. As at March 31, 2007, our current liabilities were $4,825,415 compared to $5,087,019 at December 31, 2006, a decrease of $261,604, due primarily to the revaluation of warrant and convertible feature liabilities offset by an increase in related party loans payable.

Stockholders' deficit decreased from $3,528,064 at December 31, 2006 to $3,224,452 at March 31, 2007.

For the three months ended March 31, 2007, net cash flow provided by operating activities was $150,257 compared to net cash used in operating activities of $154,586 for the three months ended March 31, 2006. The change in cash flows provided by or used in operating activities is due to the generation of net income for the three months ended March 31, 2007 compared to a net loss for the 2006 period.

Net cash flows used in investing activities amounted to $79,392 for the three months ended March 31, 2007 compared to $283,467 for the three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, we capitalized software development costs and acquired equipment for our hardware and software installations.

Net cash flows used in financing activities for the three months ended March 31, 2007 were $82,892 compared to net cash provided by financing activities of $473,926 for the three months ended March 31, 2006. During the three months ended March 31, 2007, we received proceeds of $50,000 from related party loans and repaid third party loans of $132,892. During the three months ended March 31, 2006, we received net proceeds from the sale of shares of Series A Preferred Stock of $495,734 and proceeds from loans in the amount of $77,499, offset by repayment of capital lease obligations of $14,307 and the repayment of related party loans of $85,000.

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

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consisted of $255,237 used to surrender a Promissory Note and $544,763 consisting of new funding of which we received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, we paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, we sold the remaining 8,000 shares of Series A Preferred Shares to Cornell for the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

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

Any liquidated damages payable hereunder shall not limit, prohibit or preclude the holder from seeking any other remedy available to it under contract, at law or in equity. We shall pay any liquidated damages hereunder within three (3) business days of the holder making written demand. It shall also become an event of default under the IRRA if the Registration Statement is not declared effective by the Securities and Exchange Commission within one-hundred twenty
(120) days from the date of the IRRA. We initially filed our Registration Statement with the Securities and Exchange Commission on May 9, 2006. As of the date of this quarterly report, the Registration Statement has not been declared effective by the Securities and Exchange Commission.

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

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, we granted a warrant to purchase 400,000 shares of our common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warrant on a best efforts basis not later than 30 days after we filed our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. We initially filed a registration statement with the SEC on May 9, 2006 and filed amended registration statements on July 28, 2006 and October 11, 2006. As of the date of this Quarterly Report, the registration statement been not been declared effective.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us for fiscal year 2007 is the aggregate principal amount of $175,000 and $47,799 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $75,000 is due on March 31, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and (ii) $100,000 is due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. As of the date of this quarterly report, the balance of these loans and the related interest has not been paid.

LOAN - RELATED PARTY

A significant material liability for us for fiscal year 2007 is the aggregate amount of $216,088 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (the "Loans"). The Loans are evidenced by a promissory note with interest rates of 9.6% to 12% per annum. Approximately $153,000 or this balance was repayable during March 2006 and is currently payable on demand. Additionally, in March 2007, we borrowed $50,000 from Mr. Walters, payable on June 6, 2007.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2007 is the aggregate amount of $257,168 due and owing to Stephen Walters, our Chief Executive Officer and President. In accordance with the terms of an agreement effective April 2006, we pay monthly to Mr. Walters an aggregate amount of $15,000 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2007 is the aggregate amount of approximately $827,000 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. At March 31, 2007, approximately $827,000 of our INSS and other taxes are to be repaid over periods from eight to fifty months. We continue to make the required payments.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Transax International Limited include the useful lives of property and equipment, accounting for stock based compensation and revenue recognition.

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

Accounting for Stock Based Compensation - Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). We adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated.

Accounting for Derivatives - We evaluate our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability.

Revenue Recognition - Our revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable; and (4) collectibility is probable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("SFAS 109"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on our consolidated financial statements.

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

In December 2006, FASB Staff Position, ("FSP"), No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." We believe that our current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing what impact, if any, the adoption of SFAS 159 will have on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were bring undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our certifying officers have concluded that as of March 31, 2007, our disclosure controls and procedures are effective at a reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes- Oxley Act of 2002

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

                                        TRANSAX INTERNATIONAL LIMITED


         Date:  May 16, 2007            By: /s/ Stephen Walters
                                            --------------------
                                            Stephen Walters
                                            Chief Executive Officer


         Date:  May 16, 2007            By: /s/ Adam Wasserman
                                            -------------------
                                            Adam Wasserman
                                            Principal Financial and
                                            Accounting Officer