Form 10KSB/A
period 2006-12-31
TRANSAX INTERNATIONAL LTD
filed 2007-06-07
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

AVAILABLE INFORMATION

Transax International Limited files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 20-F that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

AMENDMENT TO ANNUAL REPORT ON FORM 10-KSB

This amendment to our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 is in response to a comment letter from the Securities and Exchange Commission relating to required additional disclosure in "Item 8A. Controls and Procedures."

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

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reports, which resulted in the restatement of our Consolidated Balance Sheets and our Consolidated Statements of Operations and Statements of Stockholders' Deficit, respectively, at June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 to properly reflect an embedded derivative conversion liability related to a debenture payable. As more fully described in Item 8A of our Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2005, we reported that we had identified a significant deficiency in our internal control over financial reporting relating to our recording and presentation of derivative liabilities. The deficiency was caused by the lack of an understanding of a very complicated issue concerning the recording and presentation of embedded derivative liabilities. As a result, we concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at a reasonable level of assurance based on the evaluation of these controls and procedures required by Exchange Act rules 13(a)-15(e) or 15(d)-15(e).

As a result of the identified significant deficiency and subsequently identified errors related to the recording and presentation of derivative liabilities, we have taken actions to enhance our internal control over financial reporting in an effort to prevent a recurrence of the error which led to the restatement of our consolidated financial statements. Our Chief Financial Officer and our independent public accountants have performed extensive research and investigation to gain a more thorough understanding regarding the "Classification and Measurement of Warrants and Embedded Conversion Features" included in the December 2005 issue of the "Current Accounting and Disclosure Issues in the Division of Corporate Finance of the Securities and Exchange Commission." As a result of this research and investigation, we have modified our reporting checklists to improve our recording and disclosure of derivative liabilities.

As a result of the restatements of our financial statements, we have determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because of our extensive research and subsequent correction of our presentation and recording of the derivative liabilities, our Chief Executive Officer and Chief Financial Officer concluded that we have corrected this significant deficiency.

The restatement was undertaken to properly reflect an embedded derivative conversion liability related to our debentures payable in accordance with SFAS No. 133 and EITF 00-19 after further consultation with our independent auditors. We believe that this detailed research engaged in by us and our auditors regarding the derivative issue has resulted in effective controls and procedures.

Moreover, during the quarter ended June 30, 2006, we implemented measures as part of our internal controls to determine and ensure that information required to be disclosed in reports filed under the exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act;
(ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                         TRANSAX INTERNATIONAL LIMITED

Dated: June 7, 2007                      By: /s/ STEPHEN WALTERS
                                         --------------------------------
                                         Stephen Walters, President/Chief
                                         Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                         Title                          Date
     ---------                         -----                          ----

/s/ Stephen Walters     Chief Executive Officer and Director      June 7, 2007
-------------------
Stephen Walters

/s/ Adam Wasserman      Chief Financials Officer and Principal    June 7, 2007
------------------      Accounting Officer
Adam Wasserman

/s/ Laurie Bewes        Director                                  June 7, 2007
----------------
Laurie Bewes

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