Form 10QSB
period 2007-06-30
TRANSAX INTERNATIONAL LTD
filed 2007-08-20
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                       Outstanding as of August 10, 2007
                -----                       ---------------------------------
   Common Stock, $0.00001 par value                    32,030,511

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2007

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheet (Unaudited)
               As of June 30, 2007 ............................................3

            Consolidated Statements of Operations (Unaudited)
               For the Three and Six months Ended June 30, 2007 and 2006 ......4

            Consolidated Statements of Cash Flows (Unaudited)
               For the Six months Ended June 30, 2007 and 2006 ................5

   Notes to Unaudited Consolidated Financial Statements ....................6-20

   Item 2 - Management's Discussion and Analysis or Plan of Operation .....21-28

   Item 3 - Controls and Procedures ..........................................29

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ................................................29

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ......29

   Item 3 - Default Upon Senior Securities ...................................30

   Item 4 - Submission of Matters to a Vote of Security Holders ..............30

   Item 5 - Other Information ................................................30

   Item 6 - Exhibits .........................................................30

   Signatures ................................................................30

                          TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                          June 30, 2007
                                           (Unaudited)
                                              ASSETS
CURRENT ASSETS:
  Cash ..........................................................................   $     24,704
  Accounts receivable (net of allowance for doubtful accounts of $0) ............        490,315
  Prepaid expenses and other current assets .....................................        278,061
                                                                                    ------------

     TOTAL CURRENT ASSETS .......................................................        793,080

SOFTWARE DEVELOPMENT COSTS, net .................................................        362,257
PROPERTY AND EQUIPMENT, net .....................................................        863,045
OTHER ASSETS ....................................................................          4,800
                                                                                    ------------

     TOTAL ASSETS ...............................................................   $  2,023,182
                                                                                    ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ..............................................   $    335,080
  Convertible debenture payable .................................................        225,000
  Accounts payable and accrued expenses .........................................      1,885,869
  Due to related parties ........................................................        351,184
  Warrant liability .............................................................        186,457
  Convertible feature liability .................................................      1,551,977
  Loan payable - related party ..................................................        222,980
  Convertible loan - related party ..............................................        228,035
                                                                                    ------------

     TOTAL CURRENT LIABILITIES ..................................................      4,986,582

LOANS PAYABLE, NET OF CURRENT PORTION ...........................................         17,557
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION ...................        482,186
                                                                                    ------------

     TOTAL LIABILITIES ..........................................................      5,486,325
                                                                                    ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
    16,000 shares issued and outstanding; liquidation preference $1,600,000 .....      1,478,971
  Common stock $.00001 par value; 100,000,000 shares authorized;
    62,030,511 shares issued and 32,030,511 outstanding .........................            320
  Paid-in capital ...............................................................      7,816,809
  Accumulated deficit ...........................................................    (12,705,915)
  Other comprehensive income - Cumulative foreign currency translation adjustment        (53,328)
                                                                                    ------------

     TOTAL STOCKHOLDERS' DEFICIT ................................................     (3,463,143)
                                                                                    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ................................   $  2,023,182
                                                                                    ============

      The accompanying notes are an integral part of these consolidated financial statements

                                              - 3 -

                                     TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                           ----------------------------    ----------------------------
                                                               2007            2006            2007            2006
                                                           ------------    ------------    ------------    ------------
                                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES ...............................................   $  1,337,676    $  1,034,844    $  2,523,902    $  2,015,902
                                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of product support services .....................        575,449         426,864         959,883         818,416
  Compensation and related benefits ....................        221,363         220,263         433,268         431,509
  Professional fees ....................................         42,791          45,826          78,798         115,546
  Management and consulting fees - related parties .....        107,312         116,745         212,667         225,586
  Investor relations ...................................          9,227         119,037          18,278         143,399
  Depreciation and amortization ........................         83,284          56,215         166,911         121,928
  General and administrative ...........................        344,889         273,885         586,836         505,410
                                                           ------------    ------------    ------------    ------------

     TOTAL OPERATING EXPENSES ..........................      1,384,315       1,258,835       2,456,641       2,361,794
                                                           ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ..........................        (46,639)       (223,991)         67,261        (345,892)
                                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Other income (expenses) ..............................         81,640         (26,126)         67,620         (48,475)
  Foreign exchange gain (loss) .........................         (1,610)         (6,593)        (12,927)         (9,468)
  Debt settlement and offering costs ...................              -               -               -        (153,671)
  Gain (loss) from derivative liabilities ..............        (51,095)       (935,631)        407,398      (1,184,734)
  Interest expense .....................................       (161,481)       (101,227)       (292,293)       (233,478)
  Interest expense - related party .....................        (10,518)         (8,691)        (24,757)        (18,372)
                                                           ------------    ------------    ------------    ------------

     TOTAL OTHER INCOME (EXPENSES) .....................       (143,064)     (1,078,268)        145,041      (1,648,198)
                                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS) ......................................       (189,703)     (1,302,259)        212,302      (1,994,090)

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDEND .........        (28,000)       (834,214)        (56,000)     (1,634,214)
                                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS .....   $   (217,703)   $ (2,136,473)   $    156,302    $ (3,628,304)
                                                           ============    ============    ============    ============

COMPREHENSIVE INCOME (LOSS):
  NET INCOME (LOSS) ....................................   $   (189,703)   $ (1,302,259)   $    212,302    $ (1,994,090)

  OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized foreign currency translation (loss) gain        (48,988)          3,100        (147,381)         34,839
                                                           ------------    ------------    ------------    ------------

  COMPREHENSIVE INCOME (LOSS) ..........................   $   (238,691)   $ (1,299,159)   $     64,921    $ (1,959,251)
                                                           ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC ................................................   $      (0.01)   $      (0.07)   $          -    $      (0.12)
                                                           ============    ============    ============    ============
  DILUTED ..............................................   $      (0.01)   $      (0.07)   $          -    $      (0.12)
                                                           ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC ................................................     32,030,511      31,876,559      32,030,511      31,530,852
                                                           ============    ============    ============    ============
  DILUTED ..............................................     32,030,511      31,876,559      69,144,147      31,530,852
                                                           ============    ============    ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements

                                                          - 4 -

                           TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                        --------------------------
                                                                            2007           2006
                                                                        -----------    -----------
                                                                        (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................   $   212,302    $(1,994,090)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ..................................       166,911        121,928
     Amortization of software maintenance costs .....................       121,390        104,110
     Stock-based compensation and consulting ........................             -        117,833
     Grant of warrants in connection with debt extension ............             -         46,686
     Amortization of deferred debt issuance costs ...................         4,783        116,551
     Amortization of debt discount ..................................        31,250         62,500
     (Gain) loss from derivative liabilities ........................      (407,398)     1,184,734

Changes in assets and liabilities:
     Accounts receivable ............................................       (66,998)       (53,182)
     Prepaid expenses and other current assets ......................        (9,652)       (37,764)
     Other assets ...................................................             -         (2,400)
     Accounts payable and accrued expenses ..........................       146,657       (100,579)
     Accrued interest payable, related party ........................        27,886          9,495
     Due to related parties .........................................       105,810            834
     Accounts payable and accrued expenses  - long-term .............       (63,684)       112,369
                                                                        -----------    -----------

NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES ................       269,257       (310,975)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ............................      (155,744)      (137,060)
  Acquisition of property and equipment .............................             -       (207,753)
                                                                        -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES ...............................      (155,744)      (344,813)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of Series A preferred stock ................             -      1,223,734
  Repayments under capital lease obligations ........................             -        (16,289)
  Proceeds from loan payable ........................................             -          6,614
  Repayment of loan .................................................      (213,273)             -
  Proceeds from loan - related party ................................        50,000              -
  Repayment of loan - related party .................................             -        (85,000)
                                                                        -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................      (163,273)     1,129,059
                                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................         2,963          1,667
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH .....................................       (46,797)       474,938

CASH, BEGINNING OF YEAR .............................................        71,501          7,875
                                                                        -----------    -----------

CASH, END OF PERIOD .................................................   $    24,704    $   482,813
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ............................................   $   250,681    $    95,656
                                                                        ===========    ===========
  Cash paid for income taxes ........................................   $         -    $         -
                                                                        ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock and options issued for services ......................   $         -    $    35,334
                                                                        ===========    ===========
  Loan paid with preferred stock proceeds ...........................   $         -    $   255,237
                                                                        ===========    ===========
  Derivative liabilities recorded for deemed preferred stock dividend   $         -    $   800,000
                                                                        ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                               - 5 -

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

Organization
------------

Transax International Limited was incorporated in the State of Colorado in 1999. The Company, primarily through its wholly-owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink"), is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution (TM) enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil. Effective March 31, 2007, the Company closed its office in Australia and closed Transax (Australia) Pty Ltd.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

Foreign currency translation
----------------------------

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates, equity is converted historically and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income or loss in stockholders' deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency (Medlink - Brazilian Real, Transax Australia - Australian dollar and Transax Limited and the Company - USD) are included in the Statement of Operations as incurred.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings/Loss per common share
------------------------------

Basic earnings/loss per share is computed by dividing net income/loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weightedaverage number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                           JUNE 30,                        JUNE 30,
                                 ----------------------------    ---------------------------
                                     2007            2006            2007           2006
                                 ------------    ------------    ------------   ------------
NUMERATOR:
Net income (loss) available to
 common stockholders .........   $   (217,703)   $ (2,136,473)   $    156,302   $ (3,628,304)
                                 ============    ============    ============   ============

DENOMINATOR:
Weighted-average shares
outstanding for basic earnings
(loss) per share .............     32,030,511      31,876,559      32,030,511     31,530,852
Effect of dilutive securities:
   Convertible debt ..........              -               -       5,113,636              -
   Convertible preferred stock              -               -      32,000,000              -
                                 ------------    ------------    ------------   ------------

Weighted-average shares
outstanding for diluted
earnings (loss) per share ....     32,030,511      31,876,559      69,144,147     31,530,852
                                 ============    ============    ============   ============

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. In periods where the Company has a net loss, all dilutive securities are excluded. In periods where the Company has net income, the dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company's common stock as follows:

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                   -------------------------     -------------------------
                                      2007           2006           2007           2006
                                   ----------     ----------     ----------     ----------
Stock options ................      2,825,000      3,425,000      2,825,000      3,425,000
Stock warrants ...............     12,502,500     16,902,500     12,502,500     16,902,500
Convertible debt .............      5,113,636      1,644,737              -      1,644,737
Convertible debt-related party      1,400,000      1,400,000      1,400,000      1,400,000
Convertible preferred stock ..     32,000,000     10,204,082              -     10,204,082

Concentrations of credit risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk (continued)
-----------------------------------------

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2007, the allowance for doubtful accounts was $0 since accounts receivable are generally collected within 30 days.

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net revenues from two major customers that accounted for approximately 90% or $2,271,512, and 91%, or $1,844,500, of the total revenues for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, these two major customers accounted for 47% and 43% of net revenues, respectively. At June 30, 2007, these two major customers accounted for 49% and 39%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of June 30, 2007, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

Accounting for conversion features and warrants issued with preferred stock
---------------------------------------------------------------------------

In 2006, the Company issued $1,600,000 of convertible Series A preferred stock, which contained an Embedded Conversion Feature ("ECF") and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate the separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The Conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and are classified in the consolidated balance sheet as current liabilities at June 30, 2007.

Income Taxes
------------

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. Due to net operating loss carry forwards available, no provision for income taxes has been recorded for the six months ended June 30, 2007.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)
--------------------------------------------

In December 2006, the FASB issued Staff Position EITF 00-19-2, "Accounting for Registration Payment Arrangements." The pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with FSP EITF.00-19-2. Accordingly, ITS adoption has had no effect on our consolidated financial statements.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable
-------------------------

At June 30, 2007, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans was due on March 31, 2007 and is convertible into the Company's common stock at $.125 per share. The remaining principal of $100,000 was due on April 30, 2007 and is convertible into the Company's common stock at $.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At June 30, 2007, interest due on these two loans amounted to $53,035 and the aggregate principal amount due is $175,000. During the six months ended June 30, 2007 and 2006, the Company incurred $10,414 and $10,414, respectively, in interest expense related to these two loans. These two loans are in default and currently under re-negotiation with the lender.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

Due to Related Parties
----------------------

For the six months ended June 30, 2007 and 2006, the Company incurred $91,905 and $86,250, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective April 2006, the Company's board of directors agreed to increase the compensation of this officer/director from $13,750 per month to $15,000 per month. At June 30, 2007, $297,539 in management fees and other expenses were payable to this officer/director and is included in due to related parties on the accompanying balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand.

For the six months ended June 30, 2007 and 2006, the Company incurred $24,262 and $25,902, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees
- related party on the accompanying consolidated statements of operations. At June 30, 2007, $32,145 in these fees was payable to this officer and is included in due to related parties on the accompanying balance sheet.

For the six months ended June 30, 2007 and 2006, the Company incurred $24,500 and $40,600, respectively, in consulting fees to an officer of the Company. Additionally, on January 26, 2006, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834 that has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. At June 30, 2007, $3,500 of these fees was payable to this officer and is included in due to related parties on the accompanying balance sheet.

For the six months ended June 30, 2007 and 2006, the Company incurred $72,000 and $60,000, respectively, in consulting fees to a director of the Company that has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. At June 30, 2007, $18,000 of these fees was payable to this officer and is included in due to related parties on the accompanying balance sheet.

Loan Payable - Related Party
----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($154,962 at June 30, 2007) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest, compounded monthly (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. The officer agreed to extend this loan for an additional twelve months until March 2006. The due date of this loan is currently being negotiated and is payable on demand. Additionally, on March 6, 2007, the Company borrowed $50,000 from this officer. This loan accrues 1.0% interest, compounded monthly (12% per annum), and was due on June 6, 2007. Additionally, in connection with this loan, the Company incurred a loan fee of $5,000 which has been included in interest expense - related party on the accompanying statement of operations. For the six months ended June 30, 2007 and 2006, the Company incurred $9,343 and $7,330, respectively, in interest related to these loans. At June 30, 2007, $18,018 in interest and loan fee was accrued on these loans and the aggregate principal and interest amount due is $222,980 and is included in loan payable - related party on the accompanying balance sheet. As of June 30, 2007 the loan is in default and currently under renegotiation with the lender.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 3 - FINANCING ARRANGEMENTS

Loan Payable
------------

The Company's subsidiary, Medlink, has several loans and credit lines with financial institutions. The loans require monthly installments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink, and are due through July 2009. At June 30, 2007, loans payable to these financial institutions aggregated $352,637.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 3 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debentures Payable (continued)
------------------------------------------

At the end of each reporting period, the Company revalues the warrant and convertible feature derivative liabilities. For the six months ended June 30, 2007 and 2006, after adjustment, the Company recorded a gain (loss) on valuation of the derivative liability and warrants of $66,352 and $(19,022), respectively. Amortization of debt discount for the six months ended June 30, 2007 and 2006 was $31,250 and $62,500, respectively, and is included in interest expense. Amortization of debt offering costs for the six months ended June 30, 2007 and 2006 was $4,783 and $9,566, respectively, and is included in interest expense. At June 30, 2007, the estimated fair values of the convertible feature derivative liabilities and warrants were $175,810 and $3,061, respectively, and are reflected as a conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheet.

The Company agreed to register, on a best efforts basis, 3,571,429 shares of its common stock underlying the conversion of the debentures and the exercise of the warrants.

At the valuation date of June 30, 2007, the following assumptions were applied to the convertible debt and warrants:

                                                 June 30, 2007
                                              ------------------
               Market price ...............         $0.071
               Exercise price of debt .....     $0.044 to $0.20
               Term .......................   0.50 to 0.75 years
               Volatility .................          109%
               Risk-free interest rate ....     4.30% to 4.90%

The convertible debenture liability is as follows at June 30, 2007:

         Convertible debentures payable ..................     $225,000
         Less: unamortized discount on debentures ........            -
                                                               --------

         Convertible debentures, net .....................     $225,000
                                                               ========

For the six months ended June 30, 2007, the related gain or loss from derivative liabilities is as follows:

                                        Convertible   Preferred stock
                                            debt       (See Note 4)       Total
                                        -----------   ---------------   --------
Change in fair value of derivative
  liabilities ..........................  $66,352        $341,046       $407,398
                                          -------        --------       --------

Total gain from derivative liabilities .  $66,352        $341,046       $407,398
                                          =======        ========       ========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

   (d) Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such shares, into such number of fully paid and non-assessable shares of Common Stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares plus (ii) all accrued but unpaid dividends thereon, divided by the Conversion Price, as defined. The Conversion Price shall be equal to the lower of (i) $0.192 ( the "Fixed Conversion Price"), or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the Common Stock during the ten (10) Trading Days immediately preceding the date of conversion (the "Market Conversion Price"). The VWAP shall be determined using price quotations from Bloomberg, LP. "Trading Day" shall mean any day during which the Nasdaq OTC Bulletin Board shall be open for trading. Additionally, each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company. Each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the third anniversary of the date of the Investment Agreement.

   (e) The Series A Preferred Shares shall not have any voting rights except as provided under the laws of the state of Colorado.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

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

On January 13, 2006, the Company entered into an Investment Agreement with Cornell Capital Partners, LP ("Cornell"), and, together with the Company, (the "Parties"), pursuant to which the Company agreed to sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of the Company's common stock, par value $.00001 per share (the "Common Stock") for a total price of up to $1,600,000.

Of the 16,000 Series A Preferred Shares to be sold to Cornell, 8,000 Series A Preferred Shares were sold to Cornell on January 13, 2006 and had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note and $544,763 consisting of new funding, from which the Company received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, we paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, the Company sold the remaining 8,000 shares of Series A Preferred Shares to Cornell, at the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

On January 13, 2006, the Company also issued to Cornell warrants to purchase up to 5,000,000 shares of Common stock. The first warrant issued to Cornell is for 2,500,000 shares of Common Stock at an exercise price of $0.30 per share and shall terminate after the five (5) year anniversary of the date of issuance. The second warrant issued to Cornell is for 2,500,000 shares of Common Stock at an exercise price of $0.20 per share and shall terminate after the five (5) year anniversary of the date of issuance.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

In the event the Registration Statement is not declared effective by the SEC on or before the Scheduled Effective Deadline, or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the holder's option, either a cash amount or shares of the Company's Common Stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as Liquidated Damages for each thirty
(30) day period or any part thereof after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. In fiscal 2006, the Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheet. Based on discussions with Cornell and management's analysis, the Company does not believe that any additional penalty is due under the Investor Registration Rights Agreement.

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. In connection with the initial sale of the Series A Preferred Stock on January 13, 2006, the initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively, which reduced the carrying value of the Series A Preferred Stock to zero. The $477,363 excess value of the fair values of the ECF and warrants over the gross proceeds received from the Preferred Stock was charged to loss from derivative liabilities upon sale. In connection with the final sale of the Series A Preferred Stock on May 8, 2006, the initial estimated fair value of the ECF was $1,003,135, which reduced the carrying value of the Series A Preferred Stock to zero. The $203,135 excess value of the fair values of the ECF over the gross proceeds received from the Preferred Stock was charged to loss from derivative liabilities upon sale. At June 30, 2007, the Company revalued the ECF and warrants resulting in a gain on derivative liability of $341,046 for the six months ended June 30, 2007.

At June 30, 2007, the estimated fair value of the ECF and warrants was $1,376,167 and $183,396, respectively, and are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheet.

At the valuation date of June 30, 2007, the fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

                                                  June 30, 2007
                                                 ----------------
               Dividend rate ...............            0%
               Term (in years) .............     1.5 to 3.5 years
               Volatility ..................           109%
               Risk-free interest rate .....      4.87% to 4.89%

At June 30, 2007, cumulative and unpaid Series A preferred dividends amounted to $62,444 and are in included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options
-------------

A summary of the status of the Company's outstanding stock options as of June 30, 2007 and changes during the period then ended are as follows:

                                                Number of       Weighted Average
                                                 Options         Exercise Price
                                                ---------       ----------------
Balance at December 31, 2006 .............      3,425,000            $ 0.29
Granted ..................................              -                 -
Exercised ................................              -                 -
Forfeited ................................       (600,000)             0.28
                                                ---------            ------
Balance at June 30, 2007 .................      2,825,000            $ 0.29
                                                =========            ======

Options exercisable at end of period .....      2,825,000            $ 0.29
                                                =========            ======

Weighted average fair value of options
granted during the period ................                           $    -

The following table summarizes information about employee and consultant stock options outstanding at June 30, 2007:

                Options Outstanding                       Options Exercisable
---------------------------------------------------    -------------------------
                              Weighted
                               Average     Weighted                     Weighted
Range of       Number         Remaining     Average        Number       Average
Exercise   Outstanding at    Contractual   Exercise    Exercisable at   Exercise
 Price     June 30, 2007    Life (Years)    Price      June 30, 2007    Price
--------   --------------   ------------   --------    --------------   --------

 $ 0.50      1,050,000          1.12        $ 0.50        1,050,000      $ 0.50
 $ 0.20        425,000          2.50          0.20          425,000        0.20
 $ 0.15      1,350,000          3.23          0.15        1,350,000        0.15
             ---------                      ------        ---------      ------
             2,825,000                      $ 0.29        2,825,000      $ 0.29
             =========                      ======        =========      ======

As of June 30, 2007, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of June 30, 2007 and changes during the periods then ended is as follows:

                                                Number of       Weighted Average
                                                 Warrants        Exercise Price
                                                ----------      ----------------
Balance at December 31, 2006 .............      12,902,500           $ 0.48
Granted ..................................               -                -
Exercised ................................               -                -
Forfeited ................................        (400,000)            0.25
                                                ----------           ------
Balance at June 30, 2007 .................      12,502,500           $ 0.48
                                                ==========           ======

Options exercisable at end of period .....      12,502,500           $ 0.48
                                                ==========           ======

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

The following information applies to all warrants outstanding at June 30, 2007:

                      Warrants Outstanding                Warrants Exercisable
            ----------------------------------------     -----------------------
                             Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining        Average                    Average
Exercise                   Contractual      Exercise                    Exercise
 Price        Shares       Life (Years)       Price        Shares         Price
--------    ----------     ------------     --------     ----------     --------
 $ 1.00      4,100,000         1.12          $ 1.00       4,100,000      $ 1.00
 $ 0.30      2,500,000         3.54          $ 0.30       2,500,000      $ 0.30
 $ 0.20      5,302,500         2.01          $ 0.20       5,302,500      $ 0.20
 $ 0.25        600,000         0.15          $ 0.25         600,000      $ 0.25
            ----------                       ------      ----------      ------
            12,502,500                       $ 0.48      12,502,500      $ 0.48
            ==========                       ======      ==========      ======

NOTE 5 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its business activities and geographical locations. The Company operates within a single operating segment, being a provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company operates in Brazil, Mauritius, and has a registered mailing address in the United States of America. All of the Company's assets are located in Brazil.

                                                     Six months ended June 30,
                                                       2007             2006
                                                   -----------      -----------
Net revenues to unaffiliated customers:
        Brazil ...............................     $ 2,523,902      $ 2,015,902
                                                   -----------      -----------
Operating Expenses:
        Brazil ...............................       2,028,886        1,664,023
        USA ..................................         411,334          666,595
        Australia ............................               -            2,315
        Mauritius ............................          16,421           28,861
                                                   -----------      -----------
                                                     2,456,641        2,361,794
                                                   -----------      -----------
Income (loss) from operations ................          67,261         (345,892)
                                                   -----------      -----------
Other income (expenses):
        Brazil ...............................        (183,061)        (203,689)
        USA ..................................         337,901       (1,444,509)
        Australia ............................          (9,799)               -
                                                   -----------      -----------
                                                       145,041       (1,648,198)
                                                   -----------      -----------
Net income (loss) as reported ................     $   212,302      $(1,994,090)
                                                   -----------      -----------

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 6 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $12,705,915, and has a stockholders' deficit of $3,463,143 at June 30, 2007 and a working capital deficit of $4,193,502. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2007, these deficiencies (including interest and fines) amounted to approximately $788,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - SUBSEQUENT EVENT

On July 11, 2007, Series A preferred stockholders' converted 120 shares of Series A Preferred Stock into 302,267 shares of common stock.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

For the six months ended June 30, 2007, we generated $2,523,902 in revenues compared to $2,015,902 in revenues generated for the six months ended June 30, 2006, (an increase of $508,000 or 25%). The increase in revenues is due to an increase in installations of our software and/or hardware devices containing our software at the healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook 4.25 million "real time" transactions during the six months ended June 30, 2007 compared to
3.75 million during the six months ended June 30, 2006.

For the six months ended June 30, 2007, we incurred operating expenses in the aggregate amount of $2,456,641 compared to $2,361,794 incurred during the six months ended June 30, 2006, (an increase of $94,847, or 4.0%). The increase in operating expenses incurred for the six months ended June 30, 2007 compared to operating expenses incurred during the six months ended June 30, 2006 resulted from: (i) an increase of $141,467, or 17.3%, in cost of product support services; (ii) an increase of $1,759, or less than 1.0%, in compensation and related benefits associated with our MedLink operations; (iii) a decrease of $36,748, or 31.8%, in professional fees relating to a decrease in legal and accounting costs associated with the filing of a registration statement on Form SB-2 in the 2006 period and a decrease in legal fees; (iv) a decrease of $12,919, or 5.7%, in management and consulting fees-related parties due to a decrease in use of management and a director/consultant needed to handle our investment relations activities; (v) a decrease in investor relations of $125,121, or 87.2%, in investor relations primarily resulting from the recording stock-based consulting expense from the issuance of common stock and warrants to a consultant for investor relations services during the 2006 period amounting to $91,666 compared to $0 in the 2007 period; (vi) an increase of $81,426, or 16.1%, in general and administrative expenses resulting from an increase in operating costs associated with increased operations and increased travel expenses; and (vii) an increase in depreciation and amortization expense of $44,983, or 36.9%.

We reported income from operations of $67,261 for the six months ended June 30, 2007 as compared to a loss from operations of $345,892 for the six months ended June 30, 2006, an increase of $413,153, or 119.4%. Although there can be no assurances, we anticipate that during fiscal year 2007, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2006. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2007 as compared to fiscal year 2006. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

For the six months ended June 30, 2007, we recorded other income in the aggregate of $145,041 compared to other expenses of $1,648,198 incurred during the six months ended June 30, 2006. The change in other income (expenses) for the six months ended June 30, 2007 compared to other expenses incurred for the six months ended June 30, 2006 resulted from: (i) a decrease of $116,095, or 239.5%, in other expenses due to the recording of certain employee tax and other tax credits due to us; (ii) an increase of $58,815, or 25.2%, in interest expense, which represents an increase in interest incurred on our outstanding debt; (iii) the recording of a gain from derivative liabilities of $407,398 for the six months ended June 30, 2007 as compared to a loss from derivative liabilities of $1,184,734 for the six months ended June 30 ,2006, which relates to the revaluation of the embedded conversion feature and the related warrants issued in connection with our Series A Preferred Stock and debenture payable;
(iv) a decrease of $153,671 to $-0- in debt settlement and offering costs, which relates to the issuance of warrants to the debenture holder and amortization of certain debt offering costs in the 2006 period; (v) an increase of $3,459, or 36.5%, in loss on foreign exchange and (vi) an increase in interest expense - related parties of $6,385, or 34.8%, due to the recording of a loan fee of $5,000 pursuant to a note agreement with our CEO in the 2007 period.

Our net income for the six months ended June 30, 2007 was $212,302 compared to a net loss of $(1,994,090) for the six months ended June 30, 2006 (a decrease of $2,206,392 or 110.6%).

For the six months ended June 30, 2007, we recorded a deemed preferred stock dividend of $56,000 compared to $1,634,214 for the six months ended June 30, 2006, which related to our Series A Preferred Stock. These non-cash items relate to the embedded conversion feature of those securities and the fair value of the warrants issued with those securities.

We reported net income available to common shareholders of $156,302 for the six months ended June 30, 2007 as compared to a net loss attributable to common shareholders of $(3,628,304) for the six months ended June 30, 2006. This translates to an overall basic and dilutive per-share loss available to shareholders of $0.00 and a per-share loss available to shareholders of $0.12 for the six months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, our current assets were $793,080 and our current liabilities were $4,986,582, which resulted in a working capital deficit of $4,193,502. As of June 30, 2007, our total assets were $2,023,182 consisting of:
(i) $24,704 in cash; (ii) $278,061 in prepaid expenses and other current assets;
(iii) $490,315 in accounts receivable; (iv) $362,257 in net software development costs; (v) $863,045 in net property and equipment; and (vi) $4,800 in other assets.

As of June 30, 2007, our total liabilities were $5,486,325 consisting of: (i) $2,368,055 in long-term and current portion of accounts payable and accrued expenses; (ii) $351,184 due to related parties; (iii) $228,035 in convertible loans and interest to related party; (iv) $222,980 in loans payable and interest due to related party; (v) $225,000 in convertible debenture payable; (vi) $352,637 in long-term and current portion of loans payable; (vii) $186,457 in warrant liability; and (viii) $1,551,977 in convertible feature liability. As at June 30, 2007, our current liabilities were $4,986,582 compared to $5,087,019 at December 31, 2006, a decrease of $100,437, due primarily to the revaluation of warrant and convertible feature liabilities offset by an increase in related party loans payable.

Stockholders' deficit decreased from $3,528,064 at December 31, 2006 to $3,463,143 at June 30, 2007.

For the six months ended June 30, 2007, net cash flow provided by operating activities was $269,257 compared to net cash used in operating activities of $310,975 for the six months ended June 30, 2006. The change in cash flows provided by or used in operating activities is due to a decrease in net losses for the six months ended June 30, 2007 compared to the 2006 period. Additionally, our accounts payable and accrued expenses have increased.

Net cash flows used in investing activities amounted to $155,744 for the six months ended June 30, 2007 compared to $344,813 for the six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, we capitalized software development costs and during the 2006 period, we acquired equipment for our hardware and software installations.

Net cash flows used in financing activities for the six months ended June 30, 2007 were $163,273 compared to net cash provided by financing activities of $1,129,059 for the six months ended June 30, 2006. During the six months ended June 30, 2007, we received proceeds of $50,000 from related party loans and repaid third party loans of $213,273. During the six months ended June 30, 2006, we received net proceeds from the sale of shares of Series A Preferred Stock of $1,223,734 and proceeds from loans in the amount of $6,614, offset by repayment of capital lease obligations of $16,289 and the repayment of related party loans of $85,000.

PLAN OF OPERATIONS

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

Of the 16,000 Series A Preferred Shares sold to Cornell, 8,000 had a purchase price of $800,000, which consisted of $255,237 used to surrender a Promissory Note and $544,763 of new funding. We received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, we paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, we sold the remaining 8,000 shares to Cornell for the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

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

On January 13, 2006, we issued to Cornell warrants to purchase up to 5,000,000 shares of our common stock. The first warrant issued to Cornell exercisable for 2,500,000 shares of common stock at an exercise price of $0.30 per share shall terminate after the five (5) year anniversary of the date of issuance. The second warrant issued to Cornell exercisable for 2,500,000 shares of common stock at an exercise price of $0.20 per share shall terminate after the five (5) year anniversary of the date of issuance.

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

Based upon a twelve (12) month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 to $3,000,000 of financing designed to fund various commitments and business operations

In April 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity, at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date. On July 13, 2006, the Investor converted $15,000 of the Debenture into 104,167 shares of our common stock and on October 31, 2006, the Investor converted $10,000 of the debenture into 151,515 shares of our common stock.

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. In addition, we granted a warrant to purchase 400,000 shares of our common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warrant on a best efforts basis not later than 30 days after we filed our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. We initially filed a registration statement with the SEC on May 9, 2006 and filed amended registration statements on July 28, 2006 and October 11, 2006. As of the date of this Quarterly Report, the registration statement has not been declared effective.

Certain negative covenants in the Securities Purchase Agreement could substantially affect our ability to raise funds from alternative sources in the future. For example, for as long as the convertible debenture remains outstanding and without the written consent of the debenture holder, we (a) shall not directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) shall not issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security; (c) shall not enter into any security instrument granting the holder a security interest in any or all of our assets; (d) shall not file any registration statement on Form S-8 except we may file one registration statement on Form S-8 for up to 2,500,000 shares of common stock and provided however, anyone receiving shares pursuant to such permitted Form S-8 registration shall be restricted from selling such shares for a period of ninety (90) days after the registration statement becomes effective and (e) shall not, and shall cause each of its subsidiaries not to, enter into, amend, modify or supplement, or permit any subsidiary to enter into, amend, modify or supplement any agreement, transaction, commitment, or arrangement with any of its subsidiary's officers, directors, person who were officers or directors at any time during the previous two years, stockholders who beneficially own five percent (5%) or more of our common stock, or Affiliates (as defined in the Securities Purchase Agreement) or with any individual related by blood, marriage, or adoption to any such individual or with any entity in which any such entity or individual owns a five percent (5%) or more beneficial interest, except for (i) customary employment arrangements and benefit programs on reasonable terms, (ii) any investment in one of our Affiliates, (iii) any agreement, transaction, commitment, or arrangement on an arms-length basis on terms no less favorable than terms which would have been obtainable from a person other than such related party and (iv) any agreement transaction, commitment, or arrangement which is approved by a majority of our disinterested directors.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us for fiscal year 2007 is the aggregate principal amount of $175,000 and $53,035 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $75,000 is due on June 30, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and (ii) $100,000 was due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. As of the date of this quarterly report, the balance of these loans and the related interest has not been paid. As of June 30, 2007 these loans are in default and are currently being renegotiated with the lender.

LOAN - RELATED PARTY

A significant material liability for us for fiscal year 2007 is the aggregate amount of $222,980 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (the "Loans"). The Loans are evidenced by a promissory note with interest rates of 9.6% to 12% per annum. Approximately $153,000 of this balance was repayable during March 2006 and is currently payable on demand. Additionally, in March 2007, we borrowed $50,000 from Mr. Walters that was payable on June 6, 2007. As of the date of this report, the loans have not been prepaid.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2007 is the aggregate amount of $307,539 due and owing to Stephen Walters. In accordance with the terms of an agreement effective April 2006, we pay monthly to Mr. Walters $15,000 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2007 is the aggregate amount of approximately $788,000 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. At June 30, 2007, approximately $788,000 of our INSS and other taxes are to be repaid over periods from eight to fifty months. We continue to make the required payments.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Transax International Limited include the useful lives of property and equipment, accounting for stock based compensation, accounting for derivatives, and revenue recognition.

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

Accounting for Derivatives - We evaluate our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability.

Revenue Recognition - Our revenues which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable; and (4) collectibility is probable.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In December 2006, FASB Staff Position, ("FSP"), EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." We believe that our current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing what effect, if any, the adoption of SFAS 159 will have on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, ("CEO"), and Chief Financial Officer, ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were bring undertaken. Our CEO and our CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our certifying officers have concluded that as of June 30, 2007, our disclosure controls and procedures are effective at a reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

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


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

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

                          TRANSAX INTERNATIONAL LIMITED


         Date:  August 20, 2007         By: /s/ Stephen Walters
                                            -------------------
                                            Stephen Walters
                                            Chief Executive Officer


         Date:  August 20, 2007         By: /s/ Adam Wasserman
                                            -------------------
                                            Adam Wasserman
                                            Principal Financial and
                                            Accounting Officer