Form 10QSB
period 2007-09-30
TRANSAX INTERNATIONAL LTD
filed 2007-11-19
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                                 (305) 629-3090
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_|   No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                           Outstanding as of November 10, 2007
             -----                           -----------------------------------
Common Stock, $0.00001 par value                          33,582,778

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

                          TRANSAX INTERNATIONAL LIMITED
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet (Unaudited)
      As of September 30, 2007.................................................3

   Consolidated Statements of Operations (Unaudited)
      For the Three and Nine Months Ended September 30, 2007 and 2006..........4

   Consolidated Statements of Cash Flows (Unaudited)
      For the Nine Months Ended September 30, 2007 and 2006....................5

   Notes to Unaudited Consolidated Financial Statements.....................6-19

   Item 2 - Management's Discussion and Analysis or Plan of Operation......20-28

   Item 3 - Controls and Procedures...........................................28

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................28

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.......28

   Item 3 - Default Upon Senior Securities....................................28

   Item 4 - Submission of Matters to a Vote of Security Holders...............29

   Item 5 - Other Information.................................................29

   Item 6 - Exhibits..........................................................29

   Signatures.................................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                      SEPTEMBER 30, 2007
                                          (UNAUDITED)
                                            ASSETS
CURRENT ASSETS:
  Cash ........................................................................  $     47,117
  Accounts receivable (net of allowance for doubtful accounts of $0) ..........       550,948
  Prepaid expenses and other current assets ...................................       306,720
                                                                                 ------------

     TOTAL CURRENT ASSETS .....................................................       904,785

SOFTWARE DEVELOPMENT COSTS, net ...............................................       406,048
PROPERTY AND EQUIPMENT, net ...................................................       796,621
OTHER ASSETS ..................................................................         4,800
                                                                                 ------------

     TOTAL ASSETS .............................................................  $  2,112,254
                                                                                 ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ............................................  $    423,286
  Convertible debenture payable ...............................................       225,000
  Accounts payable and accrued expenses .......................................     2,090,715
  Due to related parties ......................................................       371,466
  Warrant liability ...........................................................       137,165
  Convertible feature liability ...............................................     1,263,359
  Loans payable - related party ...............................................       276,945
  Convertible loans - related party ...........................................       233,328
                                                                                 ------------

     TOTAL CURRENT LIABILITIES ................................................     5,021,264

LOANS PAYABLE, NET OF CURRENT PORTION .........................................        18,391
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION .................       441,728
                                                                                 ------------

     TOTAL LIABILITIES ........................................................     5,481,383
                                                                                 ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
    15,880 shares issued and outstanding; liquidation preference $1,588,000 ...     1,467,879
  Common stock $.00001 par value; 100,000,000 shares authorized;
    62,030,511 shares issued and 32,332,778 outstanding .......................           323
  Paid-in capital .............................................................     7,834,308
  Accumulated deficit .........................................................   (12,765,375)
  Accumulated other comprehensive income ......................................        93,736
                                                                                 ------------

     TOTAL STOCKHOLDERS' DEFICIT ..............................................    (3,369,129)
                                                                                 ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..............................  $  2,112,254
                                                                                 ============

    The accompanying notes are an integral part of these consolidated financial statements

                                             - 3 -

                                   TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------   ---------------------------
                                                              2007           2006           2007           2006
                                                          ------------   ------------   ------------   ------------
                                                           (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES ...............................................  $  1,328,636   $  1,115,930   $  3,852,538   $  3,131,832
                                                          ------------   ------------   ------------   ------------

OPERATING EXPENSES:
  Cost of product support services .....................       580,372        392,002      1,540,255      1,210,418
  Compensation and related benefits ....................       219,465        277,598        652,733        709,107
  Professional fees ....................................        17,496         43,707         96,294        159,253
  Management and consulting fees - related parties .....        71,365        157,502        284,032        383,088
  Investor relations ...................................         9,700         94,442         27,978        237,841
  Depreciation and amortization ........................       105,592         50,817        272,503        172,745
  General and administrative ...........................       438,258        306,671      1,025,094        812,081
                                                          ------------   ------------   ------------   ------------

     TOTAL OPERATING EXPENSES ..........................     1,442,248      1,322,739      3,898,889      3,684,533
                                                          ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS ...................................      (113,612)      (206,809)       (46,351)      (552,701)
                                                          ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES):
  Other income (expenses) ..............................       (52,871)        15,815         14,749        (32,660)
  Foreign exchange loss ................................        (9,166)        (1,576)       (22,093)       (11,044)
  Debt settlement and offering costs ...................             -              -              -       (153,671)
  Gain (loss) from derivative liabilities ..............       331,500        (30,946)       738,898     (1,215,680)
  Registration rights penalty ..........................             -       (160,000)             -       (160,000)
  Interest expense .....................................       (49,756)      (231,239)      (342,049)      (464,717)
  Interest expense - related party .....................       (20,093)        (8,823)       (44,850)       (27,195)
                                                          ------------   ------------   ------------   ------------

     TOTAL OTHER INCOME (EXPENSES) .....................       199,614       (416,769)       344,655     (2,064,967)
                                                          ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ......................        86,002       (623,578)       298,304     (2,617,668)

PROVISION FOR INCOME TAXES .............................      (145,462)             -       (145,462)             -
                                                          ------------   ------------   ------------   ------------

NET INCOME (LOSS) ......................................       (59,460)      (623,578)       152,842     (2,617,668)

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDENDS ........       (27,790)       (28,230)       (83,790)    (1,662,444)
                                                          ------------   ------------   ------------   ------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS .....  $    (87,250)  $   (651,808)  $     69,052   $ (4,280,112)
                                                          ============   ============   ============   ============

COMPREHENSIVE INCOME (LOSS):
  NET INCOME (LOSS) ....................................  $    (59,460)  $   (623,578)  $    152,842   $ (2,617,668)

  OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized foreign currency translation (loss) gain       147,064         31,418           (317)        66,257
                                                          ------------   ------------   ------------   ------------

  COMPREHENSIVE INCOME (LOSS) ..........................  $     87,604   $   (592,160)  $    152,525   $ (2,551,411)
                                                          ============   ============   ============   ============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC ................................................  $          -   $      (0.02)  $          -   $      (0.14)
                                                          ============   ============   ============   ============
  DILUTED ..............................................  $          -   $      (0.02)  $          -   $      (0.14)
                                                          ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC ................................................    32,299,923     31,981,702     32,121,302     31,683,345
                                                          ============   ============   ============   ============
  DILUTED ..............................................    32,299,923     31,981,702     72,988,284     31,683,345
                                                          ============   ============   ============   ============

               The accompanying notes are an integral part of these consolidated financial statements

                                                        - 4 -

                           TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                        --------------------------
                                                                            2007           2006
                                                                        -----------    -----------
                                                                        (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................   $   152,842    $(2,617,668)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ..................................       272,503        172,745
     Amortization of software maintenance costs .....................       176,264        160,407
     Stock-based compensation and consulting ........................             -        247,714
     Grant of warrants in connection with debt extension ............             -         46,686
     Amortization of deferred debt issuance costs ...................         4,783        121,334
     Amortization of debt discount ..................................        31,250         93,750
     (Gain) loss from derivative liabilities ........................      (738,898)     1,215,680

Changes in assets and liabilities:
     Accounts receivable ............................................      (102,922)       (67,269)
     Prepaid expenses and other current assets ......................       (24,834)       (48,818)
     Other assets ...................................................             -         (2,400)
     Accounts payable and accrued expenses ..........................       453,665        (49,890)
     Accrued interest payable, related party ........................        57,144         16,439
     Due to related parties .........................................       138,727         11,187
     Accounts payable and accrued expenses - long-term ..............      (113,165)       104,446
                                                                        -----------    -----------

NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES ................       307,359       (595,657)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs ............................      (254,409)      (179,500)
  Acquisition of property and equipment .............................       (36,713)      (269,797)
                                                                        -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES ...............................      (291,122)      (449,297)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of Series A preferred stock ................             -      1,223,734
  Repayments under capital lease obligations ........................             -        (16,289)
  Proceeds from loan payable ........................................             -        136,032
  Repayment of loan .................................................      (125,205)             -
  Proceeds from loan - related party ................................        80,000              -
  Repayment of loan - related party .................................             -        (85,000)
                                                                        -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................       (45,205)     1,258,477
                                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................         4,584            547
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH .....................................       (24,384)       214,070

CASH, BEGINNING OF PERIOD ...........................................        71,501          7,875
                                                                        -----------    -----------

CASH, END OF PERIOD .................................................   $    47,117    $   221,945
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ............................................   $   297,602    $   199,111
                                                                        ===========    ===========
  Cash paid for income taxes ........................................   $         -    $         -
                                                                        ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest .................   $         -    $    15,000
                                                                        ===========    ===========
  Common stock and options issued for services ......................   $         -    $    82,715
                                                                        ===========    ===========
  Loan paid with preferred stock proceeds ...........................   $         -    $   255,237
                                                                        ===========    ===========
  Derivative liabilities recorded for deemed preferred stock dividend   $         -    $ 1,600,000
                                                                        ===========    ===========
  Seres A preferred stock converted to common stock .................   $    11,092    $         -
                                                                        ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                               - 5 -

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of Transax International Limited ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its wholly-owned subsidiaries, Transax Limited, Medlink Conectividade em Saude Ltda., Transax (Australia) Pty Ltd., and Medlink Technologies, Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates used in the preparation of the accompanying financial statements include the allowance for doubtful accounts receivable, the useful lives of property, equipment and the accounting for capitalized software development costs, variables used to determine stock-based compensation, and the valuation of derivative liabilities.

Fair value of financial instruments
-----------------------------------

The fair value of our cash, accounts receivable, accounts payable and accrued expenses approximate carrying values due to their short maturities. The fair values of the Company's debt instruments approximate their carrying values based on rates currently available to it.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Stock-based compensation
------------------------

The Company uses the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                 ----------------------------    ---------------------------
                                     2007            2006            2007           2006
                                 ------------    ------------    ------------   ------------
NUMERATOR:
Net income (loss) available to
common shareholders ..........   $    (87,250)   $   (651,808)   $     69,052   $ (4,280,112)
                                 ============    ============    ============   ============
DENOMINATOR:
Weighted-average shares
outstanding for basic earnings
(loss) per share .............     32,299,923      31,981,702      32,121,302     31,683,345
Effect of dilutive securities:
   Convertible debt ..........              -               -       5,357,143              -
   Convertible preferred stock              -               -      35,509,839              -
                                 ------------    ------------    ------------   ------------

Weighted-average shares
outstanding for diluted
earnings (loss) per share ....     32,299,923      31,981,702      72,988,284     31,683,345
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

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                  ----------------------  ----------------------
                                     2007        2006        2007        2006
                                  ----------  ----------  ----------  ----------

Stock options ..................   2,825,000   3,625,000   2,825,000   3,625,000
Stock warrants .................  11,902,500  16,902,500  11,902,500  16,902,500
Convertible debt ...............   5,357,143   2,447,917           -   2,447,917
Convertible debt-related party .   1,400,000   1,400,000   1,400,000   1,400,000
Convertible preferred stock .. .  35,509,839  14,814,815           -  14,814,815

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2007, the allowance for doubtful accounts was $0.

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net revenues from two major customers that accounted for approximately 89% or $3,433,449, and 98%, or $3,062,990, of the total revenues for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, these two major customers accounted for 49.5% and 39.6% of net revenues, respectively. At September 30, 2007, these two major customers accounted for 55% and 35%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2007, the Company had no deposits subjected to such risk. Historically we have not experienced any losses on our deposits of cash and cash equivalents.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and are classified in the consolidated balance sheet as current liabilities at September 30, 2007.

Income Taxes
------------

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. Due to net operating loss carry forwards available, no provision for income taxes has been recorded for the U.S. entities for the nine months ended September 30, 2007.

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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)
--------------------------------------------

In December 2006, the FASB issued Staff Position EITF 00-19-2, "Accounting for Registration Payment Arrangements." The pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with FSP EITF 00-19-2. Accordingly, its adoption has had no effect on our consolidated financial statements.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable
-------------------------

At September 30, 2007, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. On March 23, 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans was due on March 31, 2007 and is convertible into the Company's common stock at $0.125 per share. The remaining principal of $100,000 was due on April 30, 2007 and is convertible into the Company's common stock at $0.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At September 30, 2007, interest due on these two loans amounted to $58,328 and the aggregate principal amount due is $175,000. During the nine months ended September 30, 2007 and 2006, the Company incurred $15,707 and $15,707, respectively, in interest expense related to these two loans. These two loans are in default and currently under re-negotiation with the lender.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

Due to Related Parties
----------------------

For the nine months ended September 30, 2007 and 2006, the Company incurred $144,405 and $133,615, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, the Company's board of directors agreed to increase the compensation of this officer/director from $15,000 per month to $17,500 per month. Additionally, on August 18, 2006, the Company granted this officer 150,000 options to purchase 150,000 shares of the Company's common stock at $0.15 per share. The options expire on August 17, 2011. The fair value of this option grant was estimated at $22,304 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, for the nine month ended September 30, 2006, the Company recorded stock-based compensation expense of $22,304, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. At September 30, 2007, $330,456 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand.

For the nine months ended September 30, 2007 and 2006, the Company incurred $35,627 and $40,147, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations. At September 30, 2007, $32,510 in these fees is payable to this officer and is included in due to related parties on the accompanying consolidated balance sheet.

For the nine months ended September 30, 2007 and 2006, the Company incurred $32,000 and $61,600, respectively, in consulting fees to an officer of the Company. Additionally, on January 26, 2006, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834 that has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. At September 30, 2007, $2,500 of these fees is payable to this officer and is included in due to related parties on the accompanying consolidated balance sheet.

For the nine months ended September 30, 2007 and 2006, the Company incurred $72,000 and $94,000, respectively, in consulting fees to a director of the Company that has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Additionally, on August 18, 2006, the Company granted this officer 75,000 options to purchase 75,000 shares of the Company's common stock at $0.15 per share. The options expire on August 17, 2011. The fair value of this option grant was estimated at $11,152 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, for the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $11,152, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. At September 30, 2007, $6,000 of these fees is payable to this officer and is included in due to related parties on the accompanying consolidated balance sheet.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

Loans Payable - Related Party
-----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($164,128 at September 30,
2007) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest, compounded monthly (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. On September 25, 2007, the officer agreed to extend this loan for an additional twelve months until March 4, 2008. Additionally, during fiscal 2007, the Company borrowed $80,000 from this officer. This loan accrues 1.0% interest, compounded monthly (12% per annum), and are due on demand. Additionally, in connection with these loans, the Company incurred a loan fee of $5,000 and an additional fee of 5,500 EURO (approximately $7,756) which has been included in interest expense - related party on the accompanying statement of operations. For the nine months ended September 30, 2007 and 2006, the Company incurred $29,143 and $10,861, respectively, in interest related to these loans. At September 30, 2007, $32,817 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $276,945 and is included in loan payable - related party on the accompanying balance sheet.

NOTE 3 - FINANCING ARRANGEMENTS

Loans Payable
-------------

The Company's subsidiary, Medlink, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink, and are due through July 2009. At September 30, 2007, loans payable to these financial institutions aggregated $441,677.

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative with a corresponding value recorded as a liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 3 - FINANCING ARRANGEMENTS (continued)

Convertible Debentures Payable (continued)
------------------------------------------

The change in the fair value of the liability for derivative contracts has been recorded as other income / (expense) in the consolidated statements of operations. In connection with the loan extension, in February 2006, the Company granted a warrant to purchase 400,000 shares of the Company's common stock to the debenture holder. The warrant has a term of two years and is exercisable at $0.20 per share. The fair value of this warrant grant was estimated at $46,686 on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, on February 1, 2006, the Company recorded debt settlement expense of $46,686 and a warrant liability of $46,686.

On July 17, 2006, in connection with the conversion of $15,000 of outstanding principal on this convertible debenture, the Company issued 104,167 shares of common stock. On October 31, 2006, in connection with the conversion of $10,000 of outstanding principal on this convertible debenture, the Company issued 151,515 shares of common stock.

At the end of each reporting period, the Company revalues the warrant and convertible feature of these derivative liabilities. For the nine months ended September 30, 2007 and 2006, the Company recorded a gain on valuation of the derivative liability and warrants of $113,412 and $5,510, respectively. Amortization of debt discount for the nine months ended September 30, 2007 and 2006 was $31,250 and $93,750, respectively, and is included in interest expense. Amortization of debt offering costs for the nine months ended September 30, 2007 and 2006 was $4,783 and $14,348, respectively, and is included in interest expense. At September 30, 2007, the estimated fair values of the convertible feature derivative liabilities and warrants are $130,937 and $874, respectively, and are reflected as a conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheet.

The Company agreed to register, on a best efforts basis, 3,571,429 shares of its common stock underlying the conversion of the debentures and the exercise of the warrants.

At the valuation date of September 30, 2007, the following assumptions were applied to the convertible debt and warrants:

                                              September 30, 2007
                                              ------------------
               Market price ...............         $0.057
               Exercise price of debt .....     $0.042 to $0.20
               Term .......................       0.50 years
               Volatility .................          114%
               Risk-free interest rate ....         4.05%

The convertible debenture liability is as follows at September 30, 2007:

         Convertible debentures payable ..................     $225,000
         Less: unamortized discount on debentures ........            -
                                                               --------

         Convertible debentures, net .....................     $225,000
                                                               ========

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 3 - FINANCING ARRANGEMENTS (continued)

Convertible Debentures Payable (continued)
------------------------------------------

For the nine months ended September 30, 2007, the related gain or loss from derivative liabilities is as follows:

                                                              Preferred
                                                Convertible     stock
                                                   debt      (See Note 4)     Total
                                                -----------  -----------   -----------
                    2007
----------------------------------------------
Change in fair value of derivative liabilities  $   113,412  $   625,486   $   738,898
                                                -----------  -----------   -----------

Total gain from derivative liabilities .......  $   113,412  $   625,486   $   738,898
                                                ===========  ===========   ===========

                    2006
----------------------------------------------
Initial  loss on derivative valuation ........  $         -  $  (680,498)  $  (680,498)
Change in fair value of derivative liabilities  $     5,510  $  (540,692)  $  (535,182)
                                                -----------  -----------   -----------

Total loss from derivative liabilities .......  $     5,510  $(1,221,190)  $(1,215,680)
                                                ===========  ===========   ===========

NOTE 4 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

On January 13, 2006, the Company entered into an Investment Agreement with Cornell Capital Partners, LP ("Cornell"), and, together with the Company, (the "Parties"), pursuant to which the Company agreed to sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of the Company's common stock, par value $.00001 (the "Common Stock") for a total price of up to $1,600,000.

Of the 16,000 Series A Preferred Shares to be sold, 8,000 were sold to Cornell on January 13, 2006 and had a purchase price of $800,000, which consisted of $255,237 from the surrender of a Promissory Note and $544,763 consisting of new funding, from which the Company received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, the Company paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, the Company sold the remaining 8,000 shares to Cornell, at the purchase price of $800,000 and received proceeds of $728,000 (net of placement fees of $72,000).

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

Subject to the terms and conditions of an Investor Registration Rights Agreement, the Company was required to prepare and file in 2006 and shall cause the Registration Statement to remain effective until all of the Registerable Securities have been sold. The Company filed its initial registration statement on Form SB-2 on May 9, 2006 and it has not been declared effective.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. In connection with the initial sale of the Series A Preferred Stock on January 13, 2006, the initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively, which reduced the carrying value of the Series A Preferred Stock to zero. The $477,363 excess value of the fair values of the ECF and warrants over the gross proceeds received from the Preferred Stock was charged to loss from derivative liabilities upon sale. In connection with the final sale of the Series A Preferred Stock on May 8, 2006, the initial estimated fair value of the ECF was $1,003,135, which reduced the carrying value of the Series A Preferred Stock to zero. The $203,135 excess value of the fair values of the ECF over the gross proceeds received from the Preferred Stock was charged to loss from derivative liabilities upon sale. At September 30, 2007, the Company revalued the ECF and warrants resulting in a gain on derivative liability of $625,486 for the nine months ended September 30, 2007.

At September 30, 2007, the estimated fair value of the ECF and warrants was $1,132,422 and $136,291, respectively, and are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheet.

At the valuation date of September 30, 2007, the fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

                                              September 30, 2007
                                              ------------------
               Dividend rate ..............           0%
               Term (in years) ............    1.3 to 3.3 years
               Volatility .................          114%
               Risk-free interest rate ....         4.05%

At September 30, 2007, cumulative and unpaid Series A preferred dividends amounting to $62,444 are in included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On July 10, 2007, the Company issued 302,267 shares of its common stock upon conversion of 120 shares of Series A preferred stock.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (continued)

Stock Options
-------------

A summary of the status of the Company's outstanding stock options as of September 30, 2007 and changes during the period then ended are as follows:

                                                Number of       Weighted Average
                                                 Options         Exercise Price
                                                ----------      ----------------
Balance at December 31, 2006 ............        3,425,000           $ 0.29
Granted .................................                -                -
Exercised ...............................                -                -
Forfeited ...............................         (600,000)            0.28
                                                ----------           ------
Balance at September 30, 2007 ...........        2,825,000           $ 0.29
                                                ==========           ======

Options exercisable at end of period ....        2,825,000           $ 0.29
                                                ==========           ======

Weighted average fair value of options
granted during the period ...............                            $    -

The following table summarizes information about employee and consultant stock options outstanding at September 30, 2007:

                Options Outstanding                       Options Exercisable
---------------------------------------------------    -------------------------
                              Weighted
               Number          Average     Weighted        Number       Weighted
Range of   Outstanding at     Remaining     Average    Exercisable at    Average
Exercise    September 30,    Contractual   Exercise     September 30,   Exercise
 Price          2007        Life (Years)     Price          2007          Price
--------   --------------   ------------   --------    --------------   --------
 $ 0.50      1,050,000          0.87        $ 0.50        1,050,000      $ 0.50
 $ 0.20        425,000          2.25          0.20          425,000        0.20
 $ 0.15      1,350,000          3.00          0.15        1,350,000        0.15
             ---------                      ------        ---------      ------
             2,825,000                      $ 0.29        2,825,000      $ 0.29
             =========                      ======        =========      ======

As of September 30, 2007, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 4 - STOCKHOLDERS' DEFICIT (continued)

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of September 30, 2007 and changes during the periods then ended is as follows:

                                                Number of       Weighted Average
                                                 Warrants        Exercise Price
                                                ----------      ----------------
Balance at December 31, 2006 ............       12,902,500           $ 0.48
Granted .................................                -                -
Exercised ...............................                -                -
Forfeited ...............................       (1,000,000)            0.10
                                                ----------           ------
Balance at September 30, 2007 ...........       11,902,500           $ 0.50
                                                ==========           ======

Options exercisable at end of period ....       11,902,500           $ 0.50
                                                ==========           ======

The following information applies to all warrants outstanding at September 30, 2007:

                      Warrants Outstanding                Warrants Exercisable
            ----------------------------------------     -----------------------
                             Weighted
                             Average        Weighted                    Weighted
Range of                    Remaining        Average                    Average
Exercise                   Contractual      Exercise                    Exercise
 Price        Shares       Life (Years)       Price        Shares         Price
--------    ----------     ------------     --------     ----------     --------
 $ 1.00      4,100,000         0.87          $ 1.00       4,100,000      $ 1.00
 $ 0.30      2,500,000         3.29            0.30       2,500,000        0.30
 $ 0.20      5,302,500         2.48            0.20       5,302,500        0.20
            ----------                       ------      ----------      ------
            11,902,500                       $ 0.50      11,902,500      $ 0.50
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

                          TRANSAX INTERNATIONAL LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 5 - FOREIGN OPERATIONS (continued)

                                                 Nine months ended September 30,
                                                     2007               2006
                                                 -----------        -----------
Net revenues to unaffiliated customers:
         Brazil .........................        $ 3,852,538        $ 3,131,832
                                                 -----------        -----------
Operating Expenses:
         Brazil .........................          3,335,991          2,574,663
         USA ............................            533,953          1,036,568
         Australia ......................                  -              2,408
         Mauritius ......................             28,945             70,894
                                                 -----------        -----------
                                                   3,898,889          3,684,533
                                                 -----------        -----------
Income (loss) from operations ...........            (46,351)          (552,701)
                                                 -----------        -----------
Other income (expenses) and income taxes:
         Brazil .........................           (483,279)          (197,721)
         USA ............................            692,271         (1,867,246)
         Australia ......................             (9,799)                 -
                                                 -----------        -----------
                                                     199,193         (2,064,967)
                                                 -----------        -----------
Net income (loss) as reported ...........        $   152,842        $(2,617,668)
                                                 -----------        -----------

NOTE 6 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $12,765,375, and has a stockholders' deficit of $3,369,129 at September 30, 2007 and a working capital deficit of $4,116,479. Since its inception, the Company has funded operations through debt and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2007, these deficiencies (including interest and fines) amounted to approximately $1,013,000. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - SUBSEQUENT EVENT

On October 7, 2007, Series A preferred stockholders converted 550 shares of Series A Preferred Stock into 1,250,000 shares of common stock.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

For the nine months ended September 30, 2007, we generated $3,852,538 in revenues compared to $3,131,832 in revenues generated for the nine months ended September 30, 2006, (an increase of $720,706, or 23%). The increase in revenues is due to an increase in installations of our software and/or hardware devices containing our software at the healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook
6.40 million "real time" transactions during the nine months ended September 30, 2007 compared to 5.80 million during the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, we incurred operating expenses in the aggregate amount of $3,898,889 compared to $3,684,533 incurred during the nine months ended September 30, 2006, (an increase of $214,356, or 5.8%). The increase in operating expenses incurred for the nine months ended September 30, 2007 compared to operating expenses incurred during the nine months ended September 30, 2006 resulted from: (i) an increase of $329,837, or 27.2%, in cost of product support services; (ii) a decrease of $56,374, or 8%, in compensation and related benefits associated with our MedLink operations; (iii) a decrease of $62,959, or 39.5%, in professional fees relating to a decrease in legal and accounting costs associated with the filing of a registration statement on Form SB-2 in the 2006 period and a decrease in legal fees; (iv) a decrease of $99,056, or 25.9%, in management and consulting fees-related parties due to a decrease in the use of management and a director/consultant needed to handle our investment relations activities; (v) a decrease in investor relations of $209,863, or 88.2%, primarily resulting from recording stock-based consulting expense from the issuance of common stock and warrants to a consultant for investor relations services during the 2006 period amounting to $174,166 compared to $0 in the 2007 period; (vi) an increase of $213,013, or 26.2%, in general and administrative expenses resulting from an increase in operating costs associated with increased operations and increased travel expenses; and
(vii) an increase in depreciation and amortization expense of $99,758, or 57.7%.

We reported a loss from operations of $46,351 for the nine months ended September 30, 2007 as compared to a loss from operations of $552,701 for the nine months ended September 30, 2006, a decrease of $506,350, or 91.6%. Although there can be no assurances, we anticipate that during fiscal year 2007, our ongoing marketing efforts and product roll-out will result in an increase in our net sales from those reported during fiscal year 2006. To support these increased sales, we anticipate that our operating expenses will also increase during fiscal year 2007 as compared to fiscal year 2006. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

For the nine months ended September 30, 2007, we recorded other income in the aggregate of $344,655 as compared to other expenses of $2,064,967 incurred during the nine months ended September 30, 2006. The change in other income (expenses) for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted from: (i) the recording of miscellaneous other income of $14,749 in fiscal 2007 due to the recording of certain employee tax and other tax credits due to us as compared other miscellaneous expenses of $32,660 in fiscal 2006; (ii) a decrease of $122,668, or 26.4%, in interest expense, which represents a decrease in interest incurred on our outstanding debt; (iii) the recording of a gain from derivative liabilities of $738,898 for the nine months ended September 30, 2007 as compared to a loss from derivative liabilities of $1,215,680 for the nine months ended September 30 ,2006, which relates to the revaluation of the embedded conversion feature and the related warrants issued in connection with our Series A Preferred Stock and debenture payable; (iv) a decrease of $153,671 to $-0- in debt settlement and offering costs, which relates to the issuance of warrants to the debenture holder and amortization of certain debt offering costs in the 2006 period; (v) an increase of $11,049, or 100%, in loss on foreign exchange; (vi) an increase in interest expense - related parties of $17,655, or 65%, due to the recording of loan fees of $12,756 pursuant to a note agreement with our CEO in the 2007 period; and (vii) a decrease in registration rights penalties of $160,000.

For the nine months ended September 30, 2007, we recorded income tax expense of $145,462 related to net earnings from the Medlink operations in Brazil as compared to $0, a loss from operations incurred during the nine months ended September 30, 2006.

Our net income for the nine months ended September 30, 2007 was $152,842 compared to a net loss of $(2,617,668) for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, we recorded a deemed preferred stock dividend of $83,790 compared to $1,662,444 for the nine months ended September 30, 2006, which related to our Series A Preferred Stock. This non-cash item is related to the embedded conversion feature of those securities and the fair value of the warrants issued with those securities.

We reported net income available to common shareholders of $69,052 for the nine months ended September 30, 2007 as compared to a net loss attributable to common shareholders of $(4,280,112) for the nine months ended September 30, 2006. This translates to an overall basic and dilutive per-share loss available to shareholders of $0.00 and a per-share loss available to shareholders of $0.14 for the nine months ended September 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our current assets were $904,785 and our current liabilities were $5,021,264, which resulted in a working capital deficit of $4,116,479. As of September 30, 2007, our total assets were $2,112,254 consisting of: (i) $47,117 in cash; (ii) $306,720 in prepaid expenses and other current assets; (iii) $550,948 in accounts receivable; (iv) $406,048 in net software development costs; (v) $796,621 in net property and equipment; and (vi) $4,800 in other assets.

As of September 30, 2007, our total liabilities were $5,481,383 consisting of:
(i) $2,532,443 in long-term and current portion of accounts payable and accrued expenses; (ii) $371,466 due to related parties; (iii) $233,328 in convertible loans and interest to related party; (iv) $276,945 in loans payable and interest due to related party; (v) $225,000 in convertible debentures payable; (vi) $441,677 in long-term and current portion of loans payable; (vii) $137,165 in warrant liability; and (viii) $1,263,359 in convertible features of the debentures derivative liability. As at September 30, 2007, our current liabilities were $5,021,264 compared to $5,087,019 at December 31, 2006, a decrease of $65,755, due primarily to the revaluation of warrant and convertible feature derivative liabilities offset by an increase in related party loans payable.

Stockholders' deficit decreased from $3,528,064 at December 31, 2006 to $3,369,129 at September 30, 2007 principally due to the Company's net earnings for the nine month period ended September 30, 2007.

For the nine months ended September 30, 2007, net cash flow provided by operating activities was $307,359 compared to net cash used in operating activities of $595,657 for the nine months ended September 30, 2006. The change in cash flows provided by or used in operating activities is principally due to a decrease in net losses for the nine months ended September 30, 2007 compared to the 2006 period. Additionally, during the nine months ended September 30, 2007, our accounts payable and accrued expenses have increased compared to the same period in 2006.

Net cash flows used in investing activities amounted to $291,122 for the nine months ended September 30, 2007 compared to $449,297 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, we capitalized software development costs and during the 2006 period, we acquired additional equipment for our hardware and software installations versus the 2007 period.

Net cash flows used in financing activities for the nine months ended September 30, 2007 were $45,205 compared to net cash provided by financing activities of $1,258,477 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we received proceeds of $80,000 from related party loans and repaid third party loans of $125,205. During the nine months ended September 30, 2006, we received net proceeds from the sale of shares of Series A Preferred Stock of $1,223,734 and proceeds from loans in the amount of $136,032, offset by repayment of capital lease obligations of $16,289 and the repayment of related party loans of $85,000.

PLAN OF OPERATIONS

Since our inception, we have funded operations through debt and equity investments in order to meet our strategic objectives. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our software products and distribution networks.

Certain negative covenants in the Investment Agreement with Cornell could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of Cornell (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

Certain negative covenants in the Securities Purchase Agreement with Grimes could substantially affect our ability to raise funds from alternative sources in the future. For example, for as long as the convertible debenture remains outstanding and without the written consent of the debenture holder, we (a) shall not directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) shall not issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security; (c) shall not enter into any security instrument granting the holder a security interest in any or all of our assets; (d) shall not file any registration statement on Form S-8 except we may file one registration statement on Form S-8 for up to 2,500,000 shares of common stock and provided however, anyone receiving shares pursuant to such permitted Form S-8 registration shall be restricted from selling such shares for a period of ninety (90) days after the registration statement becomes effective and (e) shall not, and shall cause each of its subsidiaries not to, enter into, amend, modify or supplement, or permit any subsidiary to enter into, amend, modify or supplement any agreement, transaction, commitment, or arrangement with any of its subsidiary's officers, directors, person who were officers or directors at any time during the previous two years, stockholders who beneficially own five percent (5%) or more of our common stock, or affiliates (as defined in the Securities Purchase Agreement) or with any individual related by blood, marriage, or adoption to any such individual or with any entity in which any such entity or individual owns a five percent (5%) or more beneficial interest, except for (i) customary employment arrangements and benefit programs on reasonable terms, (ii) any investment in one of our Affiliates, (iii) any agreement, transaction, commitment, or arrangement on an arms-length basis on terms no less favorable than terms which would have been obtainable from a person other than such related party and (iv) any agreement transaction, commitment, or arrangement which is approved by a majority of our disinterested directors.

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

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us for fiscal year 2007 is the aggregate principal amount of $175,000 and $58,328 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Notes"). During March 2005, we modified the terms of the Convertible Promissory Notes. Accordingly, the Convertible Promissory Notes were due prior to June 30, 2007 and are convertible into shares of our common stock at $0.125 per share and upon conversion, a warrant per share to purchase our common stock at $0.25 per share for a period of two years. As of the date of this quarterly report, the balance of these loans and the related interest has not been paid. As of September 30, 2007 these loans are in default and are currently being renegotiated with the lender.

LOAN - RELATED PARTY

A significant material liability for us for fiscal year 2007 is the aggregate amount of $276,945 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (the "Loans"). The Loans are evidenced by a promissory note with interest rates of 9.6% to 12% per annum. Approximately $164,000 of this balance is repayable during March 2008. Additionally, during 2007, we borrowed $80,000 from Mr. Walters that is due on demand. As of the date of this report, the loans have not been repaid.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2007 is the aggregate amount of $330,456 due and owing to Stephen Walters. In accordance with the terms of an agreement effective July 1, 2007, we pay monthly to Mr. Walters $17,500 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2007 is the aggregate amount of approximately $1,013,000 due and owing for Brazilian payroll taxes and Social Security taxes.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. We continue to make periodic payments.

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

Accounting for Stock Based Compensation - We use the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). We adopted SFAS No. 123(R) using the modified prospective method.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing what effect, if any, the adoption of SFAS 157 will have on our financial statements.

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

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits

         10.1 Management Consulting Services Agreement dated July 1, 2007 among Transax International Limited, Transax Limited, and Carlingford Investments Limited

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes- Oxley Act of 2002

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

                                        TRANSAX INTERNATIONAL LIMITED


         Date: November 19, 2007        By: /s/ Stephen Walters
                                            -------------------
                                            Stephen Walters
                                            Chief Executive Officer


         Date: November 19, 2007        By: /s/ Adam Wasserman
                                            ------------------
                                            Adam Wasserman
                                            Principal Financial and
                                            Accounting Officer