Form 10KSB
period 2007-12-31
TRANSAX INTERNATIONAL LTD
filed 2008-04-18
CIK 1097896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to _______

                           COMMISSION FILE NO. 0-27845

                          TRANSAX INTERNATIONAL LIMITED
                          -----------------------------
                 (Name of small business issuer in its charter)

               Colorado                                       90-0287423
               --------                                       ----------
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporationor organization)                        Identification No.)

             5201 Blue Lagoon Drive, 8th Floor, Miami, Florida 33126
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 629-3090
                          ---------------------------
                          (Issuer's telephone number)

Securities registered pursuant to Section         Name of each exchange on which
            12(b) of the Act:                              registered:

                   None
                   ----

           Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $0.00001
                             ----------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $5,173,544.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. April 8, 2008: $192,828.63

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                         Outstanding as of  March 31, 2008
Common Stock, $0.00001                        39,774,341

Indicate by checkmark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders;
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          TRANSAX INTERNATIONAL LIMITED
                        2007 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.                                                                     ----

Item 1.     Description of Business ........................................   1

Item 2.     Description of Property ........................................  24

Item 3.     Legal Proceedings ..............................................  24

Item 4.     Submission of Matters to a Vote of Security Holders ............  24

PART II.

Item 5.     Market for Common Equity and Related Stockholder Matters .......  24

Item 6.     Management's Discussion and Analysis and Results of Operations .  27

Item 7.     Financial Statements ........................................... F-1

Item 8.     Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure .....................................   38

Item 8A.
and 8A(T).  Controls and Procedures ........................................  39

Item 8B.    Other Information ..............................................  41

PART III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act ............  41

Item 10.    Executive Compensation .........................................  43

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ...................  46

Item 12.    Certain Relationships and Related Transactions .................  48

Item 13.    Exhibits .......................................................  48

Item 14.    Principal Accountant Fees and Services .........................  51

                           FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

ORGANIZATION

Transax International Limited is a Colorado corporation and currently trades on the OTC Bulletin Board under the symbol "TNSX.OB" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6". Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Transax International Limited.

We were originally incorporated under the laws of the State of Colorado in 1987 under the name "Vega-Atlantic Corporation". Our Board of Directors approved the execution of an agreement dated June 19, 2003 and a subsequent merger agreement and its ancillary documents dated July 22, 2003 (collectively, the "Merger Agreement") among us (then known as Vega-Atlantic Corporation), Vega-Atlantic Acquisition Corporation, our wholly-owned subsidiary ("Vega-Atlantic"), Transax Limited, a Colorado corporation ("Transax Limited"), and certain selling shareholders of Transax Limited. The Merger Agreement and our acquisition of Transax Limited by way of merger was completed effective as of August 14, 2003 (the "Effective Date").

In accordance with the completion of the terms and conditions of the Merger
Agreement: (i) Vega-Atlantic merged with Transax Limited (so that Transax Limited became the surviving company and our wholly-owned subsidiary and, correspondingly, the shareholders, warrant holders and option holders of Transax Limited became our shareholders, warrant holders and option holders; (ii) our business operations became that of Transax Limited , primarily consisting of the development, acquisition, provider and marketing of information network solutions for healthcare providers and health insurance companies world-wide; and (iii) we changed our name to "Transax International Limited" and we changed our trading symbol.

Together with our wholly-owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink Conectividade"), formerly known as TDS Telecommunication Data Systems LTDA, we are an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

On March 26, 2008, our board of directors, pursuant to unanimous written consent resolutions approved the execution of a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, we sold to the Buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax Limited. Transax Limited owns 100% of the total issued and outstanding share of: (i) Medlink Conectividade; and (ii) Medlink. (See details below).

SUBSIDIARIES

MEDLINK CONECTIVIDADE EM SAUDE LTDA.

Medlink Conectividade, formerly known as TDS Telecommunication Data Systems, was incorporated under the laws of Brazil on May 2, 1998. On April 4, 2006, the name was changed to Medlink Conectividade. Medlink Conectividade is our wholly-owned subsidiary and assists us in providing information network solutions, products and services within Brazil. Through Medlink Conectividade, our wholly-owned subsidiary, we provide information network solutions, products and services specifically designed for the healthcare providers and health insurance companies information network solutions, products and services within Brazil. We generate all of our revenues through Medlink Conectividade.

TRANSAX AUSTRALIA PTY LTD.

Transax Australia Pty Ltd. was incorporated under the laws of New South Wales, Australia on January 19, 2003, and is our wholly-owned subsidiary ("Transax Australia"). Transax Australia assisted us in seeking marketing opportunities to provide information network solutions, products and services within Australia and regionally. Effective April 17, 2007, Transax Australia was dissolved and formal documentation has been signed and filed.

MEDLINK TECHNOLOGIES, INC.

Medlink Technologies, Inc. was incorporated under the laws of Mauritius on January 17, 2003, and is our wholly-owned subsidiary ("Medlink"). Medlink holds the intellectual property developed by us and is responsible for initiating research and development.

CURRENT BUSINESS OPERATIONS

STOCK PURCHASE AND OPTION AGREEMENT

On March 26, 2008, our board of directors, pursuant to unanimous written consent resolutions approved the execution of a Stock Purchase and Option Agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, we sold to the Buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax Limited. Transax Limited owns 100% of the total issued and outstanding share of: (i) Medlink Conectividade; and (ii) Medlink.

The purchase price for the 45% or 45 shares ("Initial Shares") is $3,200,000. Of this amount, $220,000 was to have been paid by December 31, 2007. Approximately $188,000 was received by the Company by December 31, 2007 and is reflected as a liability on the accompanying consolidated balance sheet as a deposit on sale of minority interest. The remaining balance is to be paid as follows i) $32,000 of the initial deposit is due immediately; ii) $480, 000 is to be paid on March 31, 2008, and iii) the balance of $2,400,000 is due in twelve equal monthly payments of $200,000 commencing April 2008. The $2,880,000 balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of the Initial Shares. As of the date of this report, the Buyer has not paid the March 31, 2008 payment or the remaining initial deposit.

The Buyer has an option to purchase the remaining 55% of Transax Limited. The Option is exercisable by the Buyer during March and April 2009, subject to shareholder approval, to acquire the balance of the Company's Medlink operations (and its corresponding debt) by way of the acquisition of the remaining 55 shares of Transax Limited and certain licensing rights for Latin America, Spain and Portugal in exchange for further payments to the Company of approximately $2,400,000 in the form of twelve equal monthly payments of $200,000

In accordance with the further terms and provisions of the Agreement, a performance bonus shall also be payable by the Buyer to the Company (the "Bonus") equal to 50% of the revenues received by Medlink Conectividade (converted monthly to US Dollars at the monthly average exchange rate as provided by the Central Bank of Brazil) with respect to transactions in excess of an aggregate of 678,076 executed during 2008 for Medlink Conectividade's customer, Brandesco Saude. Buyer shall pay the Bonus due as follows: 40% on January 31, 2009, 20% on April 30, 2009, 20% on July 31, 2009, and 20% on
October 31, 2009. The Bonus shall be payable regardless of whether or not the Buyer elects to exercise the Option.

Additionally, in accordance with the terms and provisions of the Agreement, MTI shall grant to the Company a perpetual, exclusive and sub-license to use all of the software and other intellectual property owned by MTI in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border; and (ii) Spain and Portugal.

As of the date of this report, the Buyer is in default by $480,000 of the payment due on March 31, 2008.

GENERAL

As of the date of this Annual Report, through Medlink Conectividade, we are an international provider of health information management products (collectively, the "Health Information Management Products"), as described below, which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies with innovative health information management systems to manage coding, compliance, abstracting and record management's processes.

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

We believe that hospitals and other healthcare providers must implement comprehensive coding and compliance programs in order to minimize payer submission errors and assure the receipt of anticipated revenues. We believe that an effective program should include clear, defined guidelines and procedures, which combined with our Health Information Management Products, will enhance an organization's system and effectively increase revenues and reduce costs. Our Health Information Management Products include compliance management and coding and reimbursement products and software, which are designed to conduct automated prospective and retrospective reviews of all in-patient and out-patient claims data. Management tools include internally designed targets aimed to provide data quality, coding accuracy and appropriate reimbursement. These tools work in conjunction with an organization's coding and billing compliance program to:

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

The Health Information Management Products are also designed to:

   o include abstracting solutions, which enable healthcare facilities to accurately collect and report patient demographic and clinical information.

   o provide the organization with the ability to calculate in-patient and out-patient hospital reimbursements and customize data fields needed for state, federal or foreign governmental regulatory requirements. Standard and custom reports will provide the customer with the ability to generate facility-specific statistical reporting used for benchmarking, outcomes and performance improvement, marketing and planning.

   o provide healthcare organizations the flexibility to customize abstracting workflow to meet data collection reporting and analysis needs.

   o provide the organization with the ability to customize workflow by creating fields and rules and designing screen navigation.

   o provide record management, which will automate the record tracking and location functions, monitor record completeness and facilitate the release of information process within health information management departments.

   o assist healthcare organizations in properly completing records pursuant to state, federal, foreign governmental and medical staff requirements. The management tools are designed to monitor a facility's adherence to patient privacy, disclosure and patient bill of rights requirements, if applicable.

MEDLINK SOLUTION/MEDLINK WEB SOLUTION

We have developed a proprietary software trademarked (Brazil only) "MedLink Solution", which was specifically designed and developed for the healthcare and health insurance industries enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that are currently performed manually (the "MedLink Solution"). A transaction fee is charged to the insurer for use of the MedLink Solution. The MedLink Solution hosts its own network processing system (the "Total Connectivity Solution"), whereby we are able to provide an insurer with the ability to cost effectively process all of the transactions generated regardless of location or method of generation.

An initial version of MedLink Solution that is Health Insurance Portability and Accountability Act ("HIPAA") compliant for the USA market was previously developed in-house by our professional using the Microsoft.NET platform (the "MedLink Web Solution"). Medlink Conectividade became a member of the Microsoft Partnership program, therefore, the initial design and specification of the MedLink Web Solution was undertaken in collaboration with engineers from the Microsoft Development and Training Center in Brazil. Our new MedLink Web Solution offers all functionalities already available in our other capture solutions, but in an Internet-based application that can be accessed by providers through a standard Internet browser. The MedLink Web Solution allows providers to capture medical and dental exams, procedures, therapies, visits, laboratory tests and doctor referrals without complicated software conversion, utilizing an existing Internet connection. MedLink Web Solution contains a number of important security procedures following international standards, utilizing an intrusion detection system and SSL security to encrypt transactions. Additional security features are available at the application level to individual users.

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

During fiscal years ended December 31, 2007 and 2006, respectively, we installed approximately 1,395 and 1,050 MedLink Solutions into healthcare provider locations throughout Brazil. At the end of fiscal year 2007, we had an aggregate of approximately 7,400 MedLink Solutions installed into healthcare provider locations throughout Brazil inclusive of "overlapping solutions".

MEDLINK SOLUTION ARCHITECTURE AND DESIGN

We believe that the MedLink Solution is the total connectivity system that allows hospitals, clinics, medical specialists and other healthcare providers to easily capture, route, and authorize medical, hospital, and dental claims in "real time". The MedLink Solution addresses pre-existing technological and communication problems by creating a universal virtual link between the insurer and the care provider.

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

PRODUCT TARGET MARKET STRATEGY

MARKET STRATEGY

Our key marketing strategy is to position ourselves as a market leader in providing total information management network processing solutions for the healthcare industry worldwide. We believe that our Health Information Management Products encompass a variety of solutions for healthcare provider locations, a complete network processing service for the health insurance companies, and in-house software and systems development to address specific and unique customer requirements, and the ability to operate the systems through a variety of communication methods.

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

We believe that this commonly used marketing and promotional model will be suitable and used for market penetration. In addition we attend a number of conferences and trade shows in Brazil on an annual basis to "show case" our products. International marketing and promotional strategies will be developed and adapted on a country-to-country basis to meet different market environments and governmental requirements, build business and political relationships, and obtain domestic media exposure and high visibility within the local healthcare industry to establish credibility.

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

S1 CORPORATION - NETWORK PROCESSOR SYSTEM

On November 25, 2002, we entered into a supplier agreement (the "Mosaic Supplier Agreement") with S1 Corporation of Atlanta Georgia, formerly Mosaic Software, Inc. ("S1"), to develop the Network Processor software package, known as the "Position", for use in the MedLink Solution. We believe that S1 is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC's) and Windows NT software. Management believes the Position software is the best cost effective solution for this kind of system.. We own the current license and undertake optional maintenance payments to S1 on a quarterly basis to receive software updates and access to support.

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

During fiscal year 2005, we developed a biometric (fingerprint reader) version of our MedLink Solution on behalf of a major health insurance group in Brazil, which is currently piloting the solution in that region (the "Biometric Solution"). The Biometric Solution is a new biometric security technology, which is rendered from the first time a patient visits a medical provider location. The patient passes a magnetic card through a reader for verification and then provides a fingerprint and his/her biometric identity is stored in the MedLink Solution authorizer. The Biometric Solution will be used in conjunction with magnetic stripe or smart cards issued by the health insurer to its policyholders in such a way that through the MedLink Solution real time adjudication system, information on the magnetic stripe card and fingerprint recognition must match each time a patient requires authorization and adjudication of medical claims.

As of the date of this Annual Report, the Biometric Solution continues to be operated as a pilot program and negotiations continue regarding commercialization of the Biometric Solution on behalf of the health insurance group.

During 2007, we spent significant time and expense reconfiguring all of our terminals in Brazil to conform to the new Brazil Health Standard (TISS). We believe that our product fully complies with the standards of TISS in Brazil though no independent verification is required.

MATERIAL REVENUE AGREEMENTS

BRADESCO INSURANCE

On October 17, 2002 Medlink and Bradesco Insurance ("Bradesco"), Brazil's largest health insurance company, entered into an agreement for a pilot program contract for the testing of its "MedLink" Solution, which ended in September 2003. On October 1, 2003, Medlink and Bradesco entered into a contract pursuant to which we would undertake and install our MedLink Solution into the Bradesco healthcare provider's network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live during March 2004. At the end of fiscal year December 31, 2007, we had installed 955 solutions including 882 POS terminals into the Bradesco provider network. During fiscal years ended December 31, 2007 and 2006, respectively, we processed 3,845,000 and 3,800,000 transactions for Bradesco. For the year ended December 31, 2007 and 2006, Bradesco account for approximately 49% and 52% of our revenues, respectively. During December 2007, due to operational reasons, Bradesco only provided a renewal of the company's current contract to provide connectivity services for six months until to June 2008. There is no guarantee that we will provide connectivity services to Bradesco after June 2008. The loss of this client will have a adverse effect on our financial position and results of operations.

GOLDEN CROSS

On August 9, 2002, Medlink and Golden Cross, ("Golden Cross"), one of Brazil's largest health insurance companies entered into an agreement (the "Golden Cross Agreement"). The agreement expired in August 2007, and is currently in re-negotiation. Pursuant to the terms and conditions of the Golden Cross Agreement, we have committed to supply to Golden Cross a total of 5,500 installations consisting of more than 1500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. We have approximately 5,085 MedLink Solutions in Golden Cross Provider's locations. During fiscal years ended December 31, 2007 and 2006, respectively, we processed 3,642,412 and 3,300,000 transactions for Golden Cross. For the year ended December 31, 2007 and 2006, Golden Cross accounted for approximately 39% of our revenues.

CAMED

On October 17, 2002, Medlink and Camed, a self-insured company based in northern Brazil ("Camed"), entered into an agreement (the "Camed Agreement") pursuant to which we installed MedLink Solution POS terminals for pilot testing.

During fiscal years ended December 31, 2007 and 2006, respectively, we completed the installation of approximately 371MedLink Solution POS terminals and 193 IVR Phone solutions. The Camed Agreement also provides for MedLink Solution WEB and MedLink Server Solution solutions to be used as appropriate by the healthcare providers. We have approximately five hundred and seventy(570) MedLink Solutions in Camed providers' locations. During fiscal years ended December 31, 2007 and 2006, respectively, we processed 573,329 and 600,000 transactions for Camed. Camed generated approximately $398,000, or 7.7% and $369,000, or 8.9% of revenues during each of the years ended December 31, 2007 and 2006, respectively.

CAIXA BENEFICENTE DOS FUNCIONARIOS DO BANESPA

On April 20 2006, we entered into a contract to provide real time adjudication services to Caixa Beneficente dos Funcionarios do Banespa ("CABESP"), a self insured managed scheme based in Sao Paulo, Brazil with approximately 110,000 members. On August 1, 2006, the contract became effective. At the end of fiscal year December 31, 2007, we had installed 167 POS terminals into CABESP provider locations and 255 IVR and 297 Web solutions. When fully rolled out, we anticipate that the CABESP installed base will consist of 900 POS terminals and up to 900 IVR (Interactive Voice Response) solutions and is expected to produce 70,000 transactions per month. During fiscal year ended 2007, we processed 297,097 transactions for CABESP. The current contract with CABESP expired in March 2008 is currently under re-negotiation.

OTHER CONTRACTS

During 2007, we signed three contracts for the provisions of Connectivity services covering approximately 225,000 lives. As of December 31, 2007 none of these contracts have become "live" to generate any revenues. However, preliminary consulting work in respect for development of an authorizer for these companies had commenced.

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

We believe that the following Brazilian companies, which have developed or are developing various types of similar products or services, could be our major competitors: (i) Polimed Ltda, which offers two modalities for the authorization software. During November 2006, Polimed Ltda was acquired by a wholly-owned subsidiary of Visanet in Brazil . Visanet is 40% owned by Bradesco Bank, our largest client (ii) Connectmed, which offers Internet connectivity services; and
(iii) Salutia, which offers a connectivity system with software to be installed and integrated to the management systems, similar to our MedLink Solution Web and MedLink Solution Server and related technologies.

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

ii) irrespective of the choice of connectivity or the method of transmission, MedLink provides a secure and reliable service where healthcare providers can automatically verify patient eligibility, receive authorization for the performance of approved medical procedures and process a paperless claim electronically with each insurance provider it interacts with, provided they are subscribed to the network;

iii) once connected to the network, MedLink Solution provides numerous benefits to doctors and private health insurance companies including the automation of their paper-based clerical duties; and;

iv) by using MedLink Solution, many of these cumbersome tasks can be processed electronically in seconds, virtually eliminating processing costs, paperwork, and the high risks associated with fraud.

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

Additional federal and state legislation governing the dissemination of medical record information may be adopted which could have a material effect on our business. Those laws, including HIPAA and ICD 10 implementation, may significantly affect our future business and materially impact our product and service development, revenue and working capital. During the past several years, the healthcare industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. We are unable to predict what, if any, changes will occur as a result of such regulation.

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

Through intellectual property attorneys in the United States, we have been advised not to apply for copyright protection for our products but possibly to seek a process patent at a future date.

EMPLOYEES

Our subsidiary, Medlink Conectividade, employs approximately thirty-eight (37) staff and contract personnel. Seventeen of these personnel are involved in Operations, eleven personnel are in development, seven personnel are classified as Administrative and finance and two are involved in Sales and Marketing of our products. As of the date of this Annual Report, we do not employ management on a full-time or on a part-time basis. Our President/Chief Executive Officer and Chief Financial Officer are primarily responsible for all day-to-day operations. Other services are provided by outsourcing and verbal management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests.

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

RISKS RELATED TO OUR INDUSTRY

OUR BUSINESSES ARE SUBJECT TO FLUCTUATIONS IN OPERATING RESULTS DUE TO GENERAL ECONOMIC CONDITIONS, SPECIFIC ECONOMIC CONDITIONS IN THE INDUSTRIES IN WHICH IT OPERATES AND OTHER EXTERNAL FORCES.

         Our businesses and operations could be affected by the following, among other factors:

   o changes in general economic conditions and specific conditions in industries in which our businesses operate that can result in the deferral or reduction of purchases by end-use customers;
   o  the loss of significant customers;
   o  market acceptance of new products and product enhancements;
   o announcements, introductions and transitions of new products by us or our competitors;
   o  changes in pricing in response to competitive pricing actions;
   o the level of expenditures on research and development and sales and marketing programs;
   o  our ability to achieve cost reductions; and
   o  rising interest rates; and

IF WE FAIL TO INTRODUCE ENHANCEMENTS TO OUR EXISTING PRODUCTS OR TO KEEP ABREAST OF TECHNOLOGICAL CHANGES IN OUR MARKETS, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

       Although certain technologies in the industries that we occupy are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing technologies or products obsolete, could harm our business and results of operations.

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

THE BRAZILIAN GOVERNMENT REGULATES THE OPERATIONS OF BRAZILIAN INSURANCE COMPANIES, AND CHANGES IN PREVAILING LAWS AND REGULATIONS OR THE IMPOSITION OF NEW ONES MAY ADVERSELY AFFECT OUR PERATIONS AND RESULTS

Brazilian insurance companies are subject to extensive and continuous regulatory review by the Brazilian Government. We have no control over government regulations which may affect our industry and our operations. The regulatory structure governing Brazilian insurance companies is continuously evolving, and the laws and regulations could be amended. Besides, the enforcement or interpretation of laws and regulations could change, and new laws and regulations could be adopted. Such changes could materially affect in a negative manner our operations and our results.

WE MAY BE REQUIRED TO MAKE SUBSTANTIAL CHANGES TO OUR PRODUCTS IF THEY BECOME SUBJECT TO GOVERNMENTAL REGULATION.

None of our Health Information Management Products are subject to regulation by the United States' federal government or Brazil. Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Department of Health. In the future, however, the U.S. Department of Health could determine that some of our products (because of their predictive aspects) may be clinical decision tools and subject them to regulation. Compliance with Brazilian and U.S. Department of Health regulations such as Brazil TISS and HIPAA could be burdensome, time consuming and expensive. In Brazil, TISS is a national standard for electronic form interchange proposals, based on XML technology, known as the supplementary health information interchange (TISS - "Troca de Informacao em Saude Suplementar").

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

During the past several years, the healthcare industry within the United States and other countries has been subject to changing political, economic and regulatory influences and to increasing levels of governmental regulation. These regulations, if enacted, could change the operating environment for any of our customers within Brazil that could have a negative impact on our business, financial condition and results of operations. We are unable to predict what, if any, changes will occur.

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

WE MAY EXPERIENCE PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE IT WE ARE UNABLE TO SUCCESSFULLY COMPETE.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share, and could have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors may have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include: Polimed (Visanet), Connectmed and Salutia, major software information systems companies, including those specializing in the healthcare industry, may not presently offer competing products but may in the future enter our market. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have.

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

RISKS RELATING TO OUR BUSINESS

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

Our independent registered public accounting firm has added a "going concern" statement to their audit report for fiscal years ended December 31, 2007 and 2006, which states that we will need additional working capital to be successful and to service our current debt for the coming year and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WE HAVE A WORKING CAPITAL DEFICIT AND IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WE WILL NEED TO CURTAIL BUSINESS OPERATIONS.

We had a working capital deficit of $4,626,920 and $4,394,389 at December 31, 2007 and 2006, respectively, and continue to need cash for operations. At December 31, 2007, we have an accumulated deficit of $13,313,435. We have relied on external financing and cash flow from operations to fund our working capital needs. As at December 31, 2007, we had $175,938 in cash on hand, total current assets were $941,327, and our total current liabilities were $5,568,247. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we achieve profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we will not have sufficient funds to continue operations. We estimate that we will require $1,000,000 to $3,000,000 of financing to fund our anticipated operating expenses for the next twelve (12) months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BECAUSE WE ARE DEPENDENT UPON A FEW MAJOR CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR CURRENT SALES, THE LOSS OF ANY ONE OF THEM WOULD REDUCE OUR REVENUES, LIQUIDITY AND HINDER OUR ABILITY TO BECOME PROFITABLE, AS SUCH, WE MAY HAVE TO CEASE OPERATIONS AND INVESTORS MAY LOSE THEIR INVESTMENT.

Significant portions of our revenues to date have been, and will continue to be, made through a small number of significant customers. We had net revenues to two major customers during each of the years ended December 31, 2007 and 2006 that accounted for approximately 88%, or $4,548,000 and 91% or $3,787,000 of the net revenues for the years 2007 and 2006, respectively. In 2007, these two major customers accounted for 49% and 39% of net revenues, respectively. In 2006, these two major customers accounted for 52% and 39% of net revenues, respectively. At December 31, 2007, these two major customers accounted for 47% and 35%, respectively, of the total accounts receivable balance outstanding. During December 2007, due to operational reasons, Bradesco, our largest customer, only provided a renewal of the company's current contract to provide connectivity services for six months until to June 2008. There is no guarantee that we will provide connectivity services to Bradesco after June 2008.Any disruption in our relationships with one or more of these customers, or any significant variance in the magnitude or the timing of orders from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

MEDLINK CONECTIVIDADE, OUR WHOLLY-OWNED SUBSIDIARY, OWES TO THE BRAZILIAN GOVERNMENT MONEY FOR PAYROLL TAXES AND SOCIAL SECURITY TAXES. FAILURE TO PAY SUCH PAYROLL AND SOCIAL SECURITY TAXES TO THE BRAZILIAN AUTHORITIES WHEN REQUIRED TO DO SO COULD RESULT IN ADDITIONAL LIABILITIES.

Since fiscal 2000, we have been deficient in the payment of Brazilian payroll taxes and social security taxes. At December 31, 2007 and 2006, these deficiencies (including interest and fines) amounted to approximately $1,080,000 and $758,900, respectively. These tax liabilities are included as part of the accounts payable and accrued expenses within the consolidated balance sheets.

We entered into a number of payment programs with the Brazilian authorities whereby the social security taxes due, Severance Fund Taxes due, plus other taxes and applicable penalties and interest will be repaid over periods of between eighteen (36) and sixty (60) months. The payment program requires us to pay a monthly fixed amount of the four taxes negotiated. Discussions are currently ongoing for us to enter into a similar payment plan for the remainder of the payroll tax liabilities. We continue to make the required payments. As of the date of this Annual Report, we are current in all monthly payments. However, there is no certainty that the Brazilian authorities will enter into a similar plan in the future.

FAILURE TO ACCURATELY ASSESS, PROCESS OR COLLECT HEALTHCARE CLAIMS OR ADMINISTER CONTRACTS COULD SUBJECT US TO COSTLY LITIGATION AND FORCE US TO MAKE COSTLY CHANGES TO OUR PRODUCTS.

Our products and services are used in the payment, collection, coding and billing of healthcare claims and the administration of managed care contracts. If our products and services fail to accurately assess, possess or collect these claims, customers could file claims against us. As of the date of this Annual Report, we do not carry insurance coverage to cover such claims or, if we carry such insurance coverage in the future, such insurance coverage may not be adequate to cover such claims. A successful claim that is not covered by or is in excess of insurance coverage could adversely affect our business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources.

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

Therefore, the risk of an infringement claim against us may increase over time as the number of competitors in the industry segment grows and the functionality of products overlaps. Third parties could assess infringement claims against us in the future. Regardless of the merits, we could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, such an infringement may result in significant monetary liabilities that could have a material adverse effect on the business.

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

IF WE FAIL TO MAINTAIN THE ADEQUACY OF OUR INTERNAL CONTROLS, OUR ABILITY TO PROVIDE ACCURATE FINANCIAL STATEMENTS AND COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002 COULD BE IMPAIRED, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE SUBSTANTIALLY.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

RISKS RELATED TO DOING BUSINESS IN BRAZIL

BRAZILIAN POLITICAL AND ECONOMIC CONDITIONS HAVE DIRECT IMPACT ON OUR BUSINESS AND ON THE MARKET VALUE OF OUR STOCK

All of our operations and clients are located in Brazil. Accordingly, our financial condition and results of operations are substantially dependent on the Brazilian economy, which in the past has been characterized both by frequent intervention of the Brazilian Government and volatile economic cycles. In addition, our financial condition and the market value of our stock may also be adversely affected by changes in policies involving exchange and tax controls, as well as factors such as: fluctuations in exchange rates, interest rates, inflation rates and other political, diplomatic, social and economic events inside and outside Brazil that affect the country.

We cannot control or predict which measures or policies the Brazilian Government may take in response to the current or future situation of the Brazilian economy or how these measures or policies may affect the Brazilian economy and, both directly and indirectly, our operations and revenues.

IF BRAZIL UNDERGOES A PERIOD OF HIGH INFLATION IN THE FUTURE, OUR REVENUES AND THE MARKET VALUE OF OUR STOCK MAY BE REDUCED

In the last 15 years, Brazil has faced periods of extremely high inflation rates. Moreover, recently, Brazil's inflation rates were 1.2% in 2005, 3.8% in 2006 and 7.9% in 2007. Inflation and governmental measures to combat it have had in past years significant negative effects on the Brazilian economy. In addition, public speculation about possible future measures has also contributed to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets. If Brazil suffers a period of high inflation in the future, our costs may increase, our operating and net margins may decrease and, if investor's confidence lags, the price of our stocks may drop. Inflationary pressures may curtail our ability to access foreign financial markets and may occasionally lead to further government interventions in the economy, including the implementation of policies that may adversely affect the overall performance of the Brazilian economy.

ACCESS TO INTERNATIONAL CAPITAL MARKETS BY COMPANIES OPERATING IN BRAZIL IS INFLUENCED BY THE PERCEPTION OF RISK IN EMERGING ECONOMIES WHICH MAY HARM OUR ABILITY TO FINANCE OUR OPERATIONS

The market of securities issued by companies operating in Brazil is influenced by economic and market conditions in Brazil and, at different levels, by the market conditions in other Latin American countries and other emerging countries. Although economic conditions in these countries may significantly differ from the Brazilian economic conditions, the investors' reaction to events in these countries may have an adverse effect on the market value of the Brazilian companies' securities. Crises in other emerging countries or economic policies in other countries, especially in the United States and European Union countries, may reduce the demand of investors for Brazilian companies' securities, including ours. Any of the events described above may negatively affect the market price of our stocks and make harder, or even prevent, our access to capital markets and our financing in future operations in acceptable conditions.

RISKS RELATED TO OUR COMMON STOCK

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

   (vi) developments concerning our contractual relations with our executive officers, executive management and intellectual property rights

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 39,774,341 shares of common stock outstanding as of the date of this Annual Report, 19,282,863 shares are freely tradable without restriction, unless held by our "affiliates". The remaining 20,491,478 shares of common stock which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144. In addition, as of December 31, 2007, if exercised or converted, we may issue 6,250,000 shares underlying the Debenture, up to 11,902,500 shares of common stock underlying the warrants, up to 3,425,000 shares underlying stock options, 31,141,815 shares underlying our Series A Preferred stock, and up to 1,400,000 shares of common stock upon conversion of related party debt.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SERIES A PREFERRED STOCK THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of the date of this Annual Report, we have 39,774,341 shares of common stock issued and outstanding and 14,788 shares of our Series A Preferred stock issued and outstanding. In addition, the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred stock may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the Series A Preferred Shares, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

The following table sets forth the number and percentage of shares of our common stock that would be issuable if the holders of the Debenture and the shares of Series A Preferred Stock converted at conversion prices of $0.20, $0.15, $0.10, $0.05, $0.03 and $0.01 (the conversion price shall be equal to the lesser of (i) one hundred twenty percent (120%) of the closing bid price of our common stock on April 1, 2005 and (ii) eighty percent (80%) of the lowest closing bid price of the common stock for five (5) trading days immediately preceding the conversion date):

                             NUMBER OF SHARES
                                 ISSUABLE              PERCENTAGE OF ISSUED
    CONVERSION PRICE         ON CONVERSION (1)         AND OUTSTANDING (2)
    ----------------         -----------------         --------------------
         $0.20                    8,790,000                   18.09%
         $0.15                   11,720,000                   22.76%
         $0.10                   17,580,000                   30.65%
         $0.05                   35,160,000                   46.92%
         $0.03                   58,600,000                   59.57%
         $0.01                  175,800,000                   81.55%

(1) Represents the number of shares issuable if the principal amount of the Debenture and the shares of Series A Preferred Stock were converted at the corresponding conversion price.

(2) Represents the percentage of the total outstanding common stock that the shares issuable on conversion of the Debenture and the shares of Series A Preferred Stock without regard to any contractual or other restriction on the number of securities the stockholder may own at any point in time (including a 4.99% ownership limitation set forth in the Debenture) and based on 39,774,341 shares issued and outstanding as of the date of this Annual Report.

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

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as us, to include a report of management on our internal controls over financial reporting in our annual reports for fiscal years ending on or after December 15, 2007. Such report is contained later in this Annual Report under Item 8A(T). Controls and Procedures. In addition, unless the pending one year delay proposed by the SEC is adopted, for our fiscal year ending December 31, 2008, the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

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

During 2007, our common stock has traded as low as $0.035 and as high as $0.13 In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

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

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTIES

Except as described above, we do not own any other real estate or other properties. We lease office space in several locations as follows:

   (i)   United States: 8th Floor, 5201 Blue Lagoon Drive, Miami, Florida,33126
         USA;

   (ii) Brazil: Praia de Botafogo # 440, 4 andar, Botafogo 22250 040, Rio de Janeiro, RJ Brazil; and

   (iii) Brazil: Av, Paulista, 726, conj. 1707, Bela Vista Sao Paulo, Brazil.

ITEM 3.  LEGAL PROCEEDINGS

Our Brazilian subsidiary, Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal' claims. At December 31, 2007, we have accrued approximately $199,000 related to these lawsuits. The outcome of these clams is uncertain at this time.

Other than as disclosed above, we are not aware of any legal proceedings contemplated by any governmental authority or other party involving us or our subsidiaries or our intellectual properties. None of our directors, officers or affiliates is: (i) a party adverse to us in any legal proceedings; or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us, our subsidiaries or our properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2007, no matters were submitted to our stockholders for approval.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the Over-the-Counter Bulletin Board under the symbol "TNSX.OB". The market for our common stock is limited, and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the FINRA. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                               2006               2007               2008
                           -------------     ---------------     ---------------
                            High    Low       High     Low        High     Low
                           -----   -----     ------   ------     ------   ------
First quarter ..........   $0.16   $0.10     $0.13    $0.06      $0.067   $0.005
Second quarter .........    0.21    0.10      0.072    0.048          -        -
Third quarter ..........    0.19    0.12      0.072    0.04           -        -
Fourth quarter .........    0.17    0.07      0.062    0.035          -        -

As of the date of this Annual Report, we have approximately 186 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 800 beneficial owners of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Transax International Limited Stock Option Plan (the "Stock Option Plan"). The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2007:

                                                                           NUMBER OF
                                                                           SECURITIES
                                                                           REMAINING
                                           NUMBER OF        WEIGHTED       AVAILABLE FOR
                                           SECURITIES TO    AVERAGE        FUTURE ISSUANCE
                                           BE ISSUED UPON   EXERCISE       UNDER EQUITY
                                           EXERCISE OF      PRICE OF       COMPENSATION
                                           OUTSTANDING      OUTSTANDING    PLANS (EXCLUDING
                                           OPTIONS,         OPTIONS,       SECURITIES
                                           WARRANTS AND     WARRANTS AND   REFLECTED IN
                                           RIGHTS (A)       RIGHTS (B)     COLUMN (A)) (C)
                                           --------------   ------------   ----------------
Plan category
Plans approved by shareholders:
  2004 Incentive Stock Option Plan .....      3,425,000        $ 0.25          275,000
Plans not approved by shareholders:
  Warrants .............................     11,902,500        $ 0.50             n/a

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

STOCK OPTIONS GRANTED AND EXERCISED

As of the date of this Annual Report, there are an aggregate of 3,425,000 Stock Options granted and outstanding. During the year ended December 31, 2007, we granted 600,000 Stock Options to our officers and directors. See "Item 10. Executive Compensation."

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 11,902,500 common stock purchase warrants issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

On October 7, 2007, we issued 1,250,000 shares of its common stock upon conversion of 550 shares of Series A preferred stock.

On November 25, 2007, we entered into a consulting agreement with Andrew Barwicki and issued 50,000 shares of common stock for investor relations services rendered. The Company valued these common shares at the fair market value of $0.055 per share on the dates of grant, based on the quoted trading price and recorded consulting expense of $2,750.

On November 25, 2007, pursuant to a Management Consulting Services Agreement with our chief executive officer, Stephen Walters, we issued 1,000,000 shares of common stock for services rendered. We valued these common shares at the fair market value of $0.055 per share on the dates of grant, based on the quoted trading price and recorded management and consulting fees - related party of $55,000.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended December 31, 2007 and 2006, which financial statements are included elsewhere in this Annual Report.

RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

                                                          For the Year Ended
                                                             December 31,
                                                      -------------------------
                                                         2007           2006
                                                      -----------   -----------
REVENUES ...........................................  $ 5,173,544   $ 4,164,429
                                                      -----------   -----------

OPERATING EXPENSES
  Cost of product support services .................    2,072,326     1,576,563
  Compensation and related benefits ................    1,127,287     1,018,196
  Professional fees ................................      116,075       191,174
  Management and consulting fees - related partiers       471,761       498,325
  Investor relations ...............................       30,878       253,947
  Depreciation and amortization ....................      343,531       237,341
  General and administrative .......................    1,282,539     1,136,071
                                                      -----------   -----------

TOTAL OPERATING EXPENSES ...........................    5,444,397     4,911,617
                                                      -----------   -----------

LOSS FROM OPERATIONS ...............................     (270,853)     (747,188)
                                                      -----------   -----------

OTHER INCOME (EXPENSES)
  Other expenses ...................................       (6,393)      (32,843)
  Foreign exchange loss ............................      (27,348)      (16,966)
  Debt settlement and offering costs ...............            0      (153,671)
  Gain (loss) from derivative liabilities ..........      662,127      (257,560)
  Registration rights penalty ......................            0      (160,000)
  Interest expense .................................     (497,855)     (606,963)
  Interest expense - related parties ...............      (60,418)      (36,162)
                                                      -----------   -----------
                                                           70,113    (1,264,165)
                                                      -----------   -----------

LOSS BEFORE INCOME TAXES ...........................     (200,740)   (2,011,353)

PROVISION FOR INCOME TAXES .........................     (194,478)            0
                                                      -----------   -----------

NET LOSS ...........................................     (395,218)   (2,011,353)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain .......      (68,690)       79,902
                                                      -----------   -----------

COMPREHENSIVE LOSS .................................  $  (463,908)  $(1,931,451)
                                                      -----------   -----------

Our net loss for the year ended December 31, 2007 was $395,118 compared to $1,931,451 for the year ended December 31, 2006 (a decrease of $1,616,135 or 80.35%).

During fiscal year ended December 31, 2007, we generated $5,173,544 in revenues compared to $4,164,429 in revenues generated during fiscal year ended December 31, 2006 (an increase of $1,009,115 or 24.23%). The significant increase in revenues is due to the continue installation of our software and/or hardware devices containing our software at the healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 7,700,000 "real time" transactions during fiscal year ended December 31, 2007, of which 4,900,000 were from POS terminals, 2,000,000 from PC servers, and 800,000 from interactive voice response.

During fiscal year ended December 31, 2007, we incurred operating expenses in the aggregate amount of $5,444,397 compared to $4,911,617 incurred during fiscal year ended December 31, 2006 (an increase of 532,780 or 10.8%). The increase in operating expenses incurred during fiscal year ended December 31, 2007 compared to operating expenses incurred during fiscal year ended December 31, 2006 resulted from: (i) an increase of $495,763 or 31.4% in cost of product support services resulting from the increase in revenues; (ii) an increase of $109,091 or 10.7% in compensation and related benefits associated with the increased operations of our MedLink operations; (iii) a decrease of $75,099 or 39.3% based upon the significant amount of legal fees incurred during fiscal year 2006 relating to our registration statement filed on Form SB-2; (iv) an decrease of $26,564 or 5.3% in management and consulting fees-related parties due to a decrease in use of management and a director/consultant needed to handle our operations; (v) a decrease in investor relations of $223,069 or 87.8% in investor relations primarily related to a decrease in stock-based compensation of approximately $182,000; (vi) an increase of $106,108 or 44.7% in depreciation and amortization; and (vii) an increase of $146,468 or 12.9% in general and administrative expenses resulting from an increase in operating costs associated with increased operations and increased travel expenses. We anticipate that our operating expenses may increase during fiscal year 2008 as compared to fiscal year 2007 primarily from an increase in professional fees. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

We reported a loss from operations of ($270,853) for fiscal year ended December 31, 2007 as compared to a loss from operations of ($747,188) for fiscal year ended December 31, 2006 (a decrease of $476,335 or 63.7%).

During fiscal year ended December 31, 2007, we earned other income in the aggregate of $70,113 compared to the incurrence of other expenses in the aggregate of ($1,264,165) during fiscal year ended December 31, 2006 (an increase of $1,334,278 or 105.6%). The increase in other income (expenses) incurred during fiscal year ended December 31, 2007 compared to other income (expenses) incurred during fiscal year ended December 31, 2006 resulted from:
(i) a decrease of $26,450 or 80.5% in other expenses; (ii) a decrease of $109,108 or 18.0% in interest expense, which reflects the amortization of debt discounts and debt offering costs; (iii) an increase of $919,687 or 357.1% in gain from derivative liabilities, which relates to the revaluation of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable; (iv) a decrease of $153,671, or 100% in debt settlement and offering costs, which relates to the issuance during 2006 of warrants to the debenture holder and amortization of certain debt offering costs; (v) a decrease of $160,000, or 100% in registration rights penalty incurred during 2006 relating to the liquidated damage clause in the Investor Registration Rights Agreement. See "Y.A. Global Investments L.P. (Formerly Cornell Capital Partners)", (vi) an increase of $10,382 or 61.2% in loss on foreign exchange and (vii) an increase in interest expense - related parties of $24,256 or 67.1% due to the record of loan costs and increased related party borrowings.

During fiscal year ended December 31, 2007, we also incurred $194,478 in income taxes compared to $0 during fiscal year ended December 31, 2006. In 2007, we were required to pay income taxes related to our Medlink Conectividade operations due to the calculation of taxable income pursuant to Brazilian tax regulations.

For fiscal year ended December 31, 2007, our net loss was ($395,218) compared to a net loss of ($2,011,353) for fiscal year ended December 31, 2006.

During fiscal year ended December 31, 2007, we recorded a deemed and cumulative preferred stock dividend of $110,621 compared to $1,662,444 during fiscal year ended December 31, 2006, which related to our Series A Preferred Stock. These non-cash items relate to the embedded beneficial conversion features of those securities and the fair value of the warrants issued with those securities and to reflect preferred dividends payable, if declared..

We reported a net loss attributable to common shareholders of ($505,839) for fiscal year ended December 31, 2007 as compared to a net loss attributable to common shareholders of ($3,673,797) for fiscal year ended December 31, 2006. This translates to an overall per-share loss available to shareholders of $0.021and $0.12 for fiscal years ended December 31, 2007 and 2006, respectively.

We recorded an unrealized foreign currency translation gain (loss) of ($68,690) and $79,902 for the years ended December 31, 2007 and 2006, respectively. This resulted in a comprehensive net loss during fiscal year ended December 31, 2007 of ($463,908) compared to ($1,931,451) during fiscal year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our current assets were $941,327 and our current liabilities were $5,5,568,247, which resulted in a working capital deficit of $4,626,920. As of December 31, 2007, our total assets were $2,050,863 consisting of: (i) $175,938 in cash; (ii) $277,992 in prepaid expenses and other current assets; (iii) $487,397 in accounts receivable; (iv) $347,063 in net software development costs; (v) $757,673 in net property and equipment; and (vi) $4,800 in other assets..

As of December 31, 2007, our total liabilities were $5,907,918 consisting of:
(i) $2,471,985 in long-term and current portion of accounts payable and accrued expenses; (ii) $406,052 due to related parties; (iii) $238,621 in convertible loan to related party; (iv) $292,475 in loan payable to related party; (v) $225,000 in net convertible debenture payable; (vi) $652,804 in long-term and current portion of loans payable; (vii) $153,134 in warrant liability; (viii) $1,280,100 in convertible feature liability; and (ix) $187,747 in deposit on sale of minority interest. As at December 31, 2007, our total liabilities were $5,907,918 compared to $5,590,591 at December 31, 2006. The increase in total liabilities is due primarily to an increase in accounts payable and accrued expenses and increases in related party loans.

Stockholders' deficit increased from ($3,528,064) for fiscal year ended December 31, 2006 to ($3,857,055) for fiscal year ended December 31, 2007.

For fiscal year ended December 31, 2007, net cash flow provided by operating activities was $123,955 compared to net cash used in operating activities of ($483,996) for fiscal year ended December 31, 2006. For the year ended December 31, 2007, net cash provided by operating activities of $123,955 primarily consisted of our net loss of ($395,218) , the add back of non-cash items including a gain from derivative liabilities of ($662,127), depreciation and amortization of $578,780, and stock-based compensation of $84,440, and an increase in accounts payable of accrued expenses of $257,766 and an increase in due to related parties of $160,678. For the year ended December 31, 2006, net cash used in operating activities of ($483,996) primarily consisted of our net loss of ($2,011,353), the add back of non-cash items including a loss from derivative liabilities of $257,560, depreciation and amortization of $452,014, stock-based compensation of $255,589, and amortization of debt discounts and deferred debt costs of $251,116, and an increase in accounts payable of accrued expenses of $315,254.

Net cash flows used in investing activities amounted to ($135,455) for fiscal year ended December 31, 2007 compared to ($776,047) for fiscal year ended December 31, 2006. During fiscal year ended December 31, 2007 and 2006, we capitalized software development costs; however, during fiscal year ended December 31, 2006, we acquired more equipment for our hardware and software installations. Additionally, in 2007, we received a deposit on sale of minority interest of $187,747 related to the sale of 45% of our operating subsidiaries, which occurred in March 2008

Net cash flows provided by financing activities for fiscal year ended December 31, 2007 were $99,319 compared to net cash flows provided by financing activities of $1,322,931 for fiscal year ended December 31, 2006. For the year ended December 31, 2007, net cash provided by financing activities resulted from the receipt of $80,000 in loan from related party and proceeds from loans of $19,319. During the year ended December 31, 2006, net cash provided by financing activities resulted from $1,478,971 in net proceeds from the sale of shares of Series A Preferred Stock and $201,932 in proceeds from loans, offset by repayment of capital lease obligations of $17,735, the satisfaction of a note payable of $255,237, and the repayment of related party loans of $85,000.

Since our inception, we have funded operations through short-term borrowings and equity investments in order to meet our strategic objectives. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings to meet our anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our software products and distribution networks.

As of the date of this Annual Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to consummate the sale of our subsidiary, Transax Limited and to subsequently further develop, provide and market our information network solutions to healthcare providers, health insurance companies and other end-users, and the continuing ability to generate capital financing. We are optimistic that we will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

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

Y.A. GLOBAL INVESTMENTS L.P. (FORMERLY CORNELL CAPITAL PARTNERS)

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

In December 31, 2006, we recorded a $160,000 penalty that is included in accrued expenses on the accompanying balance sheets. Although the registration statement has not been declared effective, we believe we made our best efforts to have the registration statement declared effective prior to the effective deadline. We will vigorously defend any additional claims against us.

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

CONVERTIBLE DEBENTURE

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

On February 1, 2006, we and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007. We are currently renegotiating the due date of this debenture. In addition, we granted a warrant to purchase 400,000 shares of our common stock to the debenture holder. The warrant has a term of 2 years and is exercisable at $0.20 per share. We agreed to register 3,571,429 shares of our common stock underlying the conversion of the Debentures and the exercise of the warrant on a best efforts basis not later than 30 days after we filed our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. We initially filed a registration statement with the SEC on May 9, 2006 and filed amended registration statements on July 28, 2006 and October 11, 2006. As of the date of this Annual Report, the registration statement been not been declared effective.

We believe that we can satisfy our cash requirements for the next twelve (12) months based on our ability to consummate the sale of our subsidiary, Medlink Conectividade, and to enter into additional financing arrangements as necessary. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us for fiscal year 2008 is the aggregate principal amount of $175,000 and $63,621 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $200,000 is due on March 31, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and (ii) $100,000 is due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. On June 28, 2005 and September 30, 2005, the holders of the Convertible Promissory Notes partially exercised the respective conversion rights. As at December 31, 2007, an aggregate principal amount of $175,000 and interest in the amount of $63,621 remains due and owing under the Convertible Promissory Notes and is due on demand.

LOAN - RELATED PARTY

A significant material liability for us for fiscal year 2008 is the aggregate amount of $169,384 in principal due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month compounded, had an initial term of twelve months and was repayable quarterly in arrears. On September 25, 2007, Mr. Walters agreed to extend the Loans for an additional twelve months until March 4, 2008 and the loan is currently due on demand. Additionally, during fiscal year 2007, we borrowed $80,000 from Mr. Walters. We incurred a loan fee of $5,000 and ad additional fee of approximately $7,756, which has been included in interest expense. At December 31, 2007, $43,091in interest and loan fees were due on these Loans. At December 31, 2007, the aggregate principal and interest amount due is $292,475.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2008 is the aggregate amount of $371,932 in management fees due and owing to Stephen Walters, our Chief Executive Officer. In accordance with the terms of an agreement effective April 2006, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides. As at December 31, 2007, $371,932 in management fees and other expenses are due and owing Mr. Walters. See "Item 10. Executive Compensation - Management Consulting Services Agreement".

CONVERTIBLE DEBENTURE

A significant material liability for us for fiscal year 2008 is the convertible debenture payable in the amount of $225,000. On April 1, 2005, we entered into a financing agreement with Investor. Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000, of which $25,000 was converted into 255,682 shares of our common stock during fiscal year 2006. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date. On February 1, 2006 we agreed to extend the term of the debentures to December 1, 2007 and issued 400,000 warrants at 0.20 per share valid for two (2) years. We are currently renegotiating the terms of this debenture.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2008 is the aggregate amount of $1,080,085 due and owing for Brazilian payroll taxes and Social Security taxes.

We entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months and are due as follows:

                  Year
                  ----
                  2008     $ 1,023,726
                  2009          45,684
                  2010           9,860
                  2011             815
                           -----------

                            $1,080,085
                           ===========

MEDLINK CONECTIVIDADE LOAN PAYABLE

A significant and estimated material liability for us are the several loans and credit lines with financial institutions. The loan require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink Conectividade, and are due through July 2009. As at December 31, 2007, the loans payable to these financial institution aggregated $652,804.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Transax International Limited include the following:

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

RECENT ACCOUNTING PRONOUNCEMENTS

NEW AUTHORITATIVE PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on our financial statements.

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

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective on January 1, 2008. The adoption of EITF 06-1 will not have any effect on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS
160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers' shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect the Company's accounting for future business combinations following adoption on January 1, 2009.

ITEM 7.  FINANCIAL STATEMENTS

See our Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our independent registered public accounting firm is Moore Stephens, P.C., 708 Third Avenue, New York, New York 10017-4109, telephone no. 212.682.1234.

ITEM 8A. AND 8A(T). CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, and as described in greater detail below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective:

   o to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

   o to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

However, giving full consideration to the material weaknesses described below, we performed adequate analyses and procedures, including among other things, transaction reviews, and account reconciliations, in order to provide assurance that our Consolidated Financial Statements included in this annual report were prepared in accordance with generally accepted accounting principles ("GAAP") and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to
(i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of December 31, 2007, and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff, on a consolidated basis, is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

   o We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2007. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

   o We will consider searching for independent directors, with one qualified to serve on an audit committee to be established by our Board of Directors and we anticipate that our Board of Directors will also establish a compensation committee to be headed by one of the independent directors.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these significant deficiencies in our internal control over financial reporting, there is a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

AUDITOR ATTESTATION

This Annnual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

NAME                  AGE      POSITION WITH THE COMPANY
----                  ---      -------------------------
Stephen Walters        49      President, Chief Executive Officer and a Director
Laurie Bewes, BBA      55      Director
Adam Wasserman         43      Chief Financial Officer
David Sasso            33      Vice President Investor Relations

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

ADAM WASSERMAN has served as our Chief Financial Officer since February 2005 under the terms of the consulting agreement with his firm, CFO Oncall, Inc. Mr. Wasserman devotes a portion of his time to our company. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the chief financial officer of Lotus Pharmaceuticals, Inc. since October 2006, Gold Horse International, Inc. since July 2007 and China Wind Systems, Inc. since March 2008. Mr. Wasserman has also served as the chief financial officer of Explorations Group Inc. (January 2002 until December 2005) Colmena Corp. (May 2003 until June 2004) and Genesis Pharmaceuticals Enterprises, Inc. (October 2001 until October 2007), all client companies of CFO Oncall, Inc. From June 1991 to November 1999 he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is a director, the treasurer and an executive board member of Gold Coast Venture Capital Association.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

                                              SUMMARY COMPENSATION TABLE
                                              --------------------------
                                                                 NON-EQUITY
                                                                 INCENTIVE      NONQUALIFIED   ALL
NAME AND                                       STOCK    OPTION   PLAN           DEFERRED       OTHER
PRINCIPAL                    SALARY    BONUS   AWARDS   AWARDS   COMPENSATION   COMPENSATION   COMPENSATION   TOTAL
POSITION              YEAR   ($)       ($)     ($)      ($)      ($)            EARNINGS ($)   ($)            ($)
(A)                   (B)    (C)       (D)     (E)      (F)      (G)            (H)            (I)            (J)
-------------------   ----   -------   -----   ------   ------   ------------   ------------   ------------   -------
Stephen Walters (1)   2007         0       0   55,000   13,348              0              0        234,327   302,675
President, CEO,       2006         0       0        0   22,304              0              0        181,679   203,983
Director

Laurie Bewes (1)      2007         0       0        0    4,449              0              0         72,000    76,449
Director              2006         0       0        0   11,152              0              0        130,000   141,152

Adam Wasserman        2007         0       0        0    4,449              0              0         46,737    51,186
Chief financial       2006         0       0        0        0              0              0         51,732    51,732
officer

Americao de Castro    2007   165,000       0        0        0              0              0              0   165,000
President of          2006   129,000       0        0        0              0              0              0   129,000
Medlink

(1) Mr. Walters' fiscal year 2007 compensation includes: (i) Stock Options to purchase 300,000 shares of our common stock with an exercise price of $0.06 per share; and (ii) the issuance of 1,000,000 shares at a fair value of $55,000. Mr. Walters fiscal year 2006 compensation includes Stock Options to purchase 150,000 shares of our common stock with an exercise price of $0.15 per share. Other compensation includes fees paid for Mr. Walters directly and not as a salaried employee.

(2) Mr. Bewes' fiscal year 2007 compensation includes Stock Options to purchase 100,000 shares of our common stock with an exercise price of $0.06 per share. Mr. Bewes' fiscal year 2006 compensation includes Stock Options to purchase 75,000 shares of our common stock with an exercise price of $0.15 per share. Other compensation includes fees paid for Mr. Bewes directly and not as a salaried employee.

(3) Mr. Wasserman's fiscal year 2007 compensation includes Stock Options to purchase 150,000 shares of our common stock with an exercise price of $0.15 per share. Other compensation for fiscal years 2006 and 2005 includes fees paid to Mr. Wasserman's Company, CFO Oncall, Inc. and not as a salaried employee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

                                                                                                              EQUITY
                                                                                                              INCENTIVE
                                                                                                              PLAN
                                                                                                  EQUITY      AWARDS:
                                                                                         MARKET   INCENTIVE   MARKET
                                                                                NUMBER   VALUE    PLAN        OR
                                          EQUITY                                OF       OF       AWARDS:     PAYOUT
                                          INCENTIVE                             SHARES   SHARES   NUMBER OF   VALUE OF
                                          PLAN                                  OR       OR       UNEARNED    UNEARNED
                                          AWARDS:                               UNITS    UNITS    SHARES,     SHARES,
            NUMBER OF     NUMBER OF       NUMBER OF                             OF       OF       UNITS OR    UNITS OR
            SECURITIES    SECURITIES      SECURITIES                            STOCK    STOCK    OTHER       OTHER
            UNDERLYING    UNDERLYING      UNDERLYING                            THAT     THAT     RIGHTS      RIGHTS
            UNEXERCISED   UNEXERCISED     UNEXERCISED   OPTION                  HAVE     HAVE     THAT HAVE   THAT
            OPTIONS       OPTIONS         UNEARNED      EXERCISE   OPTION       NOT      NOT      NOT         HAVE NOT
            (#)           (#)             OPTIONS       PRICE      EXPIRATION   VESTED   VESTED   VESTED      VESTED
NAME        EXERCISABLE   UNEXERCISABLE   (#)           ($)        DATE         (#)      ($)      (#)         (#)
(A)         (B)           (C)             (D)           (E)        (F)          (G)      (H)      (I)         (J)
---------   -----------   -------------   -----------   --------   ----------   ------   ------   ---------   ---------
Stephen         750,000               -             -       0.50      8/14/08        -        -           -           -
Walters         250,000               -             -       0.20     12/30/09        -        -           -           -
                400,000               -             -       0.15      5/05/10        -        -           -           -
                100,000               -             -       0.15     12/25/10        -        -           -           -
                150,000               -             -       0.15      8/17/11        -        -           -           -
                300,000               -             -       0.06     11/24/12        -        -           -           -

Laurie          200,000               -             -       0.50      8/14/08        -        -           -           -
Bewes           125,000               -             -       0.20     12/30/09        -        -           -           -
                175,000               -             -       0.15      5/05/10        -        -           -           -
                 50,000               -             -       0.15     12/25/10        -        -           -           -
                 75,000               -             -       0.15      8/17/11        -        -           -           -
                100,000               -             -       0.06     11/24/12        -        -           -           -

Americo         100,000               -             -       0.50      8/14/08        -        -           -           -
de Castro        50,000               -             -       0.20     12/30/09        -        -           -           -
                 50,000               -             -       0.15      5/05/10        -        -           -           -

Adam            150,000               -             -       0.15      5/05/10        -        -           -           -
Wasserman       100,000               -             -       0.06     11/24/12        -        -           -           -

COMPENSATION OF DIRECTORS

In 2006, David Bouzaid received cash compensation for his services as a member of our Board of Directors. In 2007, we did not pay any directors fees.

EMPLOYMENT AND CONSULTING AGREEMENTS

WALTERS CONSULTING AGREEMENT

We entered into a month-to-month consulting services agreement with Stephen Walters, our President/Chief Executive Officer (the "Walters Consulting Agreement"). On July 1, 2007, our Board of Directors approved an amendment to the Walters Consulting Agreement to increase the compensation from $15,000 per month to $17,500 per month. Pursuant to the terms and provisions of the Walters Consulting Agreement: (i) Mr. Walters provides managerial services to us; and
(ii) Mr. Walters shall be paid a monthly fee of $17,500 plus reimbursement of expenses. Mr. Walters derived remuneration from us as compensation under the terms and provisions of the Walters Consulting Agreement. During fiscal years ended December 31, 2007 and 2006, $234,327 and $181,268 was incurred by us to Mr. Walters for management and consulting services rendered.

During fiscal year ended December 31, 2006, we granted Mr. Walters 150,000 Stock Options to purchase 150,000 shares of our common stock at $0.15 per share expiring on August 17, 2011. The fair value of these Stock Options was estimated at $22,304. Additionally, on November 25, 2007, we granted Mr. Walter 300,000 Stock Options to purchase 300,000 shares of our common stock at $0.06 per share expiring on November 24, 2012. The fair value of these Stock Options was estimated at $13,348. On November 25, 2007, in accordance with the terms and provisions of the Walters Consulting Agreement, we issued Mr. Walters an aggregate of 1,000,000 shares of our common stock for services rendered. These common shares were valued at the trading price of $0.055 of $55,000. At December 31, 2007 and 2006, $371,932 and $222,992 in management fees and other expenses are due and owing to Mr. Walters.

BEWES CONSULTING AGREEMENT

We entered into a month-to-month consulting services agreement with Laurie Bewes, one of our directors (the "Bewes Consulting Agreement"). Pursuant to the terms and provisions of the Bewes Consulting Agreement: (i) Mr. Bewes agreed to provide managerial and developmental services to our Brazilian subsidiary and act as its Executive Director; and (ii) Mr. Bewes shall be paid a monthly fee of $12,000 for a potential annual salary of $144,000 plus reimbursement of expenses. Mr. Bewes derived remuneration from us as compensation under the terms and provisions of the Bewes Consulting Agreement. As at fiscal years ended December 31, 2007 and 2006, an aggregate of $46,737 and $51,732 was incurred by us in consulting fees due and owing to Mr. Bewes. Additionally, on November 25, 2007, we granted to Mr. Bewes 100,000 Stock Options to purchase 100,000 shares of our common stock at $0.06 per share expiring on November 24, 2012. The fair value of this Stock Options was estimated at $4,449. As at December 31, 2007 and 2006, $34,120 and $16,382 in fees is due and owing to Mr. Bewes. Since July 2007 we have no contract with Mr. Bewes.

SASSO INVESTOR RELATIONS AGREEMENT

On January 17, 2006 we entered into a twelve month consulting agreement with David Sasso for provision of investor relations services (the "Sasso Consulting Agreement"). Pursuant to the terms of the Sasso Consulting Agreement, Mr. Sasso was paid a monthly fee of $7,000. Mr. Sasso agreed to act as our Vice President of Investor Relations and Corporate Communications. For fiscal years ended December 31, 2007 and 2006, we incurred $37,000 and $75,600 in consulting fees to Mr. Sasso. On January 26, 2006, we granted Mr. Sasso Stock Options to purchase 100,000 shares of our common stock at $0.15 per share. These Stock Options expire on February 5, 2011. The fair value of these Stock Options granted was estimated at $12,834. Additionally, on November 25, 2007, we granted to Mr. Sasso 50,000 Stock Options to purchase 50,000 shares of our common stock at $0.06 per share expiring on November 24, 2012. The fair value of these Stock Options was estimated at $2,225. During 2007, we amended our arrangement with Mr. Sasso who provides part time services and is paid a monthly fee of US$2,500.

WASSERMAN FINANCIAL SERVICES AGREEMENT

We entered into an engagement letter with Adam Wasserman in February 2005. Pursuant to the terms of this engagement letter, Mr. Wasserman is paid a monthly retainer fee of $2,500 plus hourly fees at a standard rate of $95 per hour for services performed. Mr. Wasserman agreed to act as our Chief Financial Officer and principal accounting office. During fiscal year ended December 31, 2007 and 2006, fees amounted to $72,000 and $130,000, respectively. On August 18, 2006, we granted Mr. Wasserman 75,000 Stock Options to purchase 75,000 shares of our common stock at $0.15 per share. These Stock Options expire on August 17, 2011. The fair value of these Stock Options was estimated at $12,834. Additionally, on November 25, 2007, we granted Mr. Wasserman 100,00 Stock Options to purchase 100,000 shares of common stock at $0.06 per share. The fair value of these Stock Options was estimated at $4,449.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 39,774,341 shares of common stock issued and outstanding.

NAME AND ADDRESS OF                              NUMBER OF          PERCENTAGE
BENEFICIAL OWNER(1)                           SHARES OWNED(1)       OF CLASS(1)
---------------------------------------       ---------------       -----------
DIRECTORS AND OFFICERS:

Stephen Walters .......................         4,884,819 (2)          11.71%
Bali View Block A4/7
Jl. Cirendeu Raya 40 Jakarta Selatan
13419 Indonesia

Laurie Bewes ..........................         1,183,333 (3)           2.92%
429 Willawrong Road
Caringbah, Australia NSW 2229

David Sasso ...........................           200,000 (4)               *
1330 West Avenue #1703
Miami Beach, Florida 33139

Adam Wasserman ........................           250,000 (5)               *
1643 Royal Grove Way
Weston, Florida 33327

All executive officers and directors
 as a group (4 persons), including
holdings of Carlingford Investments
Limited ...............................        15,236,940 (6)          33.42%

MAJOR SHAREHOLDERS:

Carlingford Investments Limited .......         8,718,788 (7)          20.50%
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

(2) This figure includes: (i) 2,934,819 shares of common stock held of record by Mr. Walters; (ii) an assumption of the exercise by Mr. Walters of 750,000 Stock Options granted to Mr. Walters to acquire 750,000 shares of common stock at $0.50 per share expiring on August 14, 2008; (iii) an assumption of the exercise by Mr. Walters of 250,000 Stock Options to acquire 250,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iv) an assumption of the exercise by Mr. Walters of 400,000 Stock Options to acquire 400,000 shares of common stock at $0.15 per share expiring on May 5, 2010; (v) an assumption of the exercise by Mr. Walters of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.15 per share expiring on December 25, 2010; (vi) an assumption of the exercise by Mr. Walters of 150,000 Stock Options to acquire 150,000 shares of common stock at $0.15 per share expiring on August 17, 2011; and (vii) an assumption of the exercise by Mr. Walters of 300,000 Stock Options to acquire 300,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

(3) This figure includes: (i) 458,333 shares of common stock held of record;
(ii) an assumption of the exercise by Mr. Bewes of 200,000 Stock Options to acquire 200,000 shares of common stock at $0.50 per share expiring on August 14, 2008; (iii) an assumption of the exercise by Mr. Bewes of 125,000 Stock Options to acquire 125,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iv) an assumption of the exercise by Mr. Bewes of 175,000 Stock Options to acquire 175,000 shares of common stock at $0.15 per share expiring on May 5, 2010; (v) an assumption of the exercise by Mr. Bewes of 50,000 Stock Options to acquire 50,000 shares of common stock at $0.15 per share expiring on December 25, 2010; (vi) an assumption of the exercise by Mr. Bewes of 75,000 Stock Options to acquire 75,000 shares of common stock at $0.15 per share expiring on August 17, 2011; and (vii) an assumption of the exercise by Mr. Bewes of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

(4) This figure includes: (i) 50,000 shares of common stock held of record; (ii) an assumption of the exercise by Mr. Sasso of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.15 per share expiring on January 26, 2011; and (iii) an assumption of the exercise by Mr. Sasso of 50,000 Stock Options to acquire 50,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

(5) This figure includes: (i) an assumption of the exercise by Mr. Wasserman of 150,000 Stock Options to acquire 150,000 shares of common stock at $0.15 per share expiring on May 4, 2010; and (ii) an assumption of the exercise by Mr. Wasserman of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

(6) This figure includes: (i) 9,413,607 shares of common stock held of record;
(ii) an assumption of the exercise of an aggregate of 2,748,333 Warrants to acquire 2,748,333 shares of common stock; and (iii) an assumption of the exercise of an aggregate of 3,075,000 Stock Options to acquire 3,075,000 shares of common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         COMPENSATION

With the exception of the current month-to-month contractual relations between us and certain of our executive officers and the loans made by certain of our officers all as described above, as of the date of this Annual Report, we have not entered into any contractual arrangements with related parties other than those transactions resulting primarily from advances made by related parties to us and the consulting contractual arrangements. Our Board has not adopted or approved any policy regarding possible future transactions with related third parties.

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

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit
Number                          Description of Exhibit
-------    ---------------------------------------------------------------------

3.1 Articles of Incorporation - incorporated by reference to the Company's Report filed on Form 10-SB filed on October 27, 1999.

3.2 By Laws - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.

3.3 Certificate of Designation of Series A Convertible Preferred Stock of Transax International, Ltd. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

4.1 2004 Stock Option Plan, effective January 1, 2004 incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC on April 18, 2005.

10.1 Merger Agreement, dated July 22, 2003, by and among the Company, Vega-Atlantic Acquisition Corporation, Transax Limited and certain selling shareholders of Transax International Limited Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC on April 14, 2004.

10.2 Securities Purchase Agreement, dated April 1, 2005, by and between the Company and Scott and Heather 10.2 Grimes - Joint Tenants With Rights of Survivorship - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on April 6, 2005.

10.3 Investors Registration Rights Agreement, dated April 1, 2005, by and between the Company and Scott and Heather Grimes - Joint Tenants With Rights of Survivorship - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on April 6, 2005.

10.4 Secured Convertible Debenture, dated April 1, 2005, issued to Scott and Heather Grimes - Joint Tenants with Rights of Survivorship - incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on April 6, 2005.

10.5 Termination Agreement, dated May 17, 2005, related to the 2004 Standby Equity Distribution Agreement by and between the Company and Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005.

10.6 Standby Equity Distribution Agreement, dated May 17, 2005, by and between the Company and Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005.

10.7 Registration Rights Agreement, dated May 17, 2005, by and between the Company and Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May20, 2005.

10.8 Placement Agent Agreement, dated May 17, 2005, by and between the Company and Monitor Capital, Inc. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005.

10.9 Promissory Note, dated May 17, 2005, issued by the Company to Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 20, 2005.

10.10 Securities Purchase Agreement, dated October 25, 2005, by and between the Company and Cornell Capital Partners, LP - Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on November 3, 2004.

10.11 Termination Agreement, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

10.12 Letter from Cornell Capital Partners, LP, regarding the surrender of a Promissory Note - Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

10.13 Investment Agreement, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

10.14 Investor Registration Rights Agreement, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

10.15 Warrant, dated as of January 13, 2006, issued to Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

10.16 Warrant, dated as of January 13, 2006, issued to Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

10.17 Escrow Agreement dated January 13, 2006, by and among Transax International, Ltd., Cornell Capital Partners, LP and David Gonzalez, Esq. - Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

10.18 Irrevocable Transfer Agent Instructions, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K as filed with the SEC on January 20, 2006.

10.19 Investor Relations Agreement, dated January 17, 2006, by and between Transax International Limited and David Sasso - Incorporated by reference to Exhibit 10.11 to the Company's Amended Annual Report on Form 10-KSB/A as filed with the SEC on July 10, 2006.

10.20 Consulting Agreement, dated July 15, 2005, by and between Transax International Limited and Geoff Eiten Incorporated by reference to
         Exhibit 10.12 to the Company's Amended Annual Report on Form 10-KSB/A as filed with the SEC on July 10, 2006.

10.21 Consulting Agreement, dated March 31, 2005, by and between Transax International Limited and Aiden Capital Management - Incorporated by reference to Exhibit 10.13 to the Company's Amended Annual Report on Form 10-KSB/A as filed with the SEC on July 10, 2006.

10.22 Consulting Agreement, dated January 14, 2005, by and between Transax International Limited and Mirador Consulting, Inc. - Incorporated by reference to Exhibit 10.14 to the Company's Amended Annual Report on Form 10-KSB/A as filed with the SEC on July 10, 2006.

10.23 Service Agreement and Proposal, dated March 20, 2006 by and Between the Company and ROI Group Associates, Inc. - Incorporated by reference to
         Exhibit 10.23 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.

10.24 Management Consulting Services Agreement dated July 1, 2007 among Transax International Limited, Transax Limited, and Carlingford Investments Limited - Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB as filed with the SEC on November 19, 2007.

10.25 Stock Purchase And Option Agreement dated March 26, 2008 between Transax International Limited and Engetech, Inc.- Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the SEC on March 31, 2008.

10.26 Escrow Agreement dated March 26, 2008 among Engetech, Inc., Transax International Limited and Carlton Fields PA. - Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the SEC on March 31, 2008.

10.27 Intellectual Property License Agreement dated March 26, 2008 between Medlink Technologies Inc., and Transax International Limited - Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the SEC on March 31, 2008.

10.28 Promissory Note dated March 26, 2008 between Engetech, Inc., and Transax International Limited. - Incorporated by reference to Exhibit
         10.4 to the Company's Form 8-K as filed with the SEC on March 31, 2008.

10.29 Stock Pledge Agreement dated March 26, 2008 between Engetech, Inc. and Transax International Limited - Incorporated by reference to Exhibit
         10.5 to the Company's Form 8-K as filed with the SEC on March 31, 2008.

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

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* File herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2007, we incurred approximately $49,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements and for the review of our financial statements for each quarter..

During fiscal year ended December 31, 2006, we incurred approximately $50,300 in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for any non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSAX INTERNATIONAL LIMITED

Dated: April 18, 2008                   By: /s/ STEPHEN WALTERS
                                            -------------------
                                            Stephen Walters, President/Chief
                                            Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                         Title                            Date
     ---------                         -----                            ----

/s/ Stephen Walters     Chief Executive Officer and Director      April 18, 2008
-------------------
Stephen Walters

/s/ Adam Wasserman      Chief Financial Officer and               April 18, 2008
------------------      Principal Accounting Officer
Adam Wasserman

/s/ Laurie Bewes        Director                                  April 18, 2008
----------------
Laurie Bewes

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS


Report of Independent Registered Public Accounting Firm .....................F-2

 Consolidated Financial Statements:

     Consolidated Balance Sheets ............................................F-3

     Consolidated Statements of Operations ..................................F-4

     Consolidated Statements of Changes in Stockholders' Deficit ............F-5

     Consolidated Statements of Cash Flows ..................................F-6

Notes to Consolidated Financial Statements ..........................F-7 to F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Transax International Limited.

We have audited the accompanying consolidated balance sheet of Transax International Limited and Subsidiaries as of December 31, 2007and 2006 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transax International Limited and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $13.3 million, a working capital deficiency of approximately $4.6 million and a net capital deficiency of approximately $3.9 million at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company changed its method of accounting for stock-based compensation during 2006 (See Note 1).


                                           Moore Stephens, P.C.
                                           Certified Public Accountants
New York, New York
April 17, 2008

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                    ---------------------------
                                                        2007           2006
                                                    ------------   ------------
                                     ASSETS

CURRENT ASSETS:
  Cash .........................................    $    175,938   $     71,501
  Accounts receivable (net of allowance for
    doubtful accounts of $0) ...................         487,397        377,502
  Prepaid expenses and other current assets ....         277,992        243,627
                                                    ------------   ------------

     TOTAL CURRENT ASSETS ......................         941,327        692,630

SOFTWARE DEVELOPMENT COSTS, net ................         347,063        327,903
PROPERTY AND EQUIPMENT, net ....................         757,673      1,032,411
DEFERRED DEBT OFFERING COSTS, NET ..............               -          4,783
OTHER ASSETS ...................................           4,800          4,800
                                                    ------------   ------------

     TOTAL ASSETS ..............................    $  2,050,863   $  2,062,527
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable .............    $    600,440   $    504,519
  Convertible debenture payable, net ...........         225,000        193,750
  Accounts payable and accrued expenses ........       2,184,678      1,624,415
  Deposit on sale of minority interest .........         187,747              -
  Due to related parties .......................         406,052        245,374
  Warrant liability ............................         153,134        307,570
  Convertible feature liability ................       1,280,100      1,838,262
  Loan payable - related party .................         292,475        155,508
  Convertible loan - related party .............         238,621        217,621
                                                    ------------   ------------

     TOTAL CURRENT LIABILITIES .................       5,568,247      5,087,019

LOANS PAYABLE, NET OF CURRENT PORTION ..........          52,364         17,679
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET
  OF CURRENT PORTION ...........................         287,307        485,893
                                                    ------------   ------------

     TOTAL LIABILITIES .........................       5,907,918      5,590,591
                                                    ------------   ------------

STOCKHOLDERS' DEFICIT:

Series A convertible preferred stock, no par
  value; 16,000 shares authorized; 15,330 and
  16,000 shares issued and outstanding at
  December 31, 2007 and 2006 ,respectively;
  liquidation preference $1,533,000 at
  December 31, 2007 ............................       1,417,039      1,478,971
Common stock $.00001 par value; 100,000,000
  shares authorized; 34,632,778 and 32,030,511
  shares issued and outstanding at
  December 31, 2007 and 2006, respectively .....             346            320
Paid-in capital ................................       8,013,632      7,816,809
Accumulated deficit ............................     (13,313,435)   (12,918,217)
Accumulated other comprehensive income .........          25,363         94,053
                                                    ------------   ------------

     TOTAL STOCKHOLDERS' DEFICIT ...............      (3,857,055)    (3,528,064)
                                                    ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $  2,050,863   $  2,062,527
                                                    ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2007           2006
                                                    ------------   ------------

REVENUES .........................................  $  5,173,544   $  4,164,429
                                                    ------------   ------------

OPERATING EXPENSES:
  Cost of product support services ...............     2,072,326      1,576,563
  Compensation and related benefits ..............     1,127,287      1,018,196
  Professional fees ..............................       116,075        191,174
  Management and consulting fees - related parties       471,761        498,325
  Investor relations .............................        30,878        253,947
  Depreciation and amortization ..................       343,531        237,341
  General and administrative .....................     1,282,539      1,136,071
                                                    ------------   ------------

     TOTAL OPERATING EXPENSES ....................     5,444,397      4,911,617
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................      (270,853)      (747,188)
                                                    ------------   ------------

OTHER INCOME (EXPENSES):
  Other income (expenses) ........................        (6,393)       (32,843)
  Foreign exchange loss ..........................       (27,348)       (16,966)
  Debt settlement and offering costs .............             -       (153,671)
  Gain (loss) from derivative liabilities ........       662,127       (257,560)
  Registration rights penalty ....................             -       (160,000)
  Interest expense ...............................      (497,855)      (606,963)
  Interest expense - related party ...............       (60,418)       (36,162)
                                                    ------------   ------------

     TOTAL OTHER INCOME (EXPENSES) ...............        70,113     (1,264,165)
                                                    ------------   ------------

LOSS BEFORE INCOME TAXES .........................      (200,740)    (2,011,353)

PROVISION FOR INCOME TAXES .......................      (194,478)             -
                                                    ------------   ------------

NET LOSS .........................................      (395,218)    (2,011,353)

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDENDS ..      (110,621)    (1,662,444)
                                                    ------------   ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ........  $   (505,839)  $ (3,673,797)
                                                    ============   ============

COMPREHENSIVE INCOME (LOSS):
  NET LOSS .......................................  $   (395,218)  $ (2,011,353)

  OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized foreign currency translation
      (loss) gain ................................       (68,690)        79,902
                                                    ------------   ------------

  COMPREHENSIVE LOSS .............................  $   (463,908)  $ (1,931,451)
                                                    ============   ============

NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED ..............................  $      (0.02)  $      (0.12)
                                                    ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC AND DILUTED ..............................    32,569,263     31,801,854
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                           TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           For the Years Ended December 31, 2007 and 2006
                                                                                                          Accumulated
                             Series A                                                                        Other
                         Preferred Stock         Common Stock                                 Deferred      Compre-        Total
                       -------------------   -------------------    Paid-in     Accumulated    Compen-      hensive    Stockholders'
                       Shares     Amount       Shares     Amount    Capital       Deficit      sation       Income        Deficit
                       ------   ----------   ----------   ------  ----------   ------------   ---------   -----------  -------------
BALANCE,
 DECEMBER 31, 2005 ..       -   $        -   31,640,949   $ 316   $7,602,313   $ (9,244,420)  $       -   $   14,151   $ (1,627,640)

Common stock issued
 for debt ...........       -            -      255,682       3       24,997              -           -            -         25,000

Derivative liability
 reclassified to
 paid-in capital ....       -            -            -       -       26,926              -           -            -         26,926

Common stock issued
 for services .......       -            -      998,270      10      122,355              -    (108,000)           -         14,365

Grant of stock
 options and warrants
 for services .......       -            -            -       -      289,056              -    (221,998)           -         67,058

Cancellation of
 shares .............       -            -     (864,390)     (9)    (248,838)             -     155,832            -        (93,015)

Deemed preferred
 stock dividend .....       -            -            -       -            -     (1,600,000)          -            -     (1,600,000)

Cumulative dividend
 on preferred shares        -            -            -       -            -        (62,444)          -            -        (62,444)

Sale of series A
 preferred stock, net  16,000    1,478,971            -       -            -              -           -            -      1,478,971

Amortization of
 deferred
 compensation .......       -            -            -       -            -              -     174,166            -        174,166

Comprehensive Loss:
 Net loss for period        -            -            -       -            -     (2,011,353)          -            -              -
 Foreign currency
  translation
  adjustments .......       -            -            -       -            -              -           -       79,902              -
 Total comprehensive
  loss ..............       -            -            -       -            -              -           -            -     (1,931,451)
                       ------   ----------   ----------   -----   ----------   ------------   ---------   ----------   ------------

BALANCE,
 DECEMBER 31, 2006 ..  16,000    1,478,971   32,030,511     320    7,816,809    (12,918,217)          -       94,053     (3,528,064)

Common stock issued
 for preferred stock     (670)     (61,932)   1,552,267      16       61,916              -           -            -              -

Derivative liability
 reclassified to
 paid-in capital ....       -            -            -       -       50,471              -           -            -         50,471

Common stock issued
 for services .......       -            -    1,050,000      10       57,740              -           -            -         57,750

Grant of stock
 options and warrants
 for services .......       -            -            -       -       26,696              -           -            -         26,696

Comprehensive Loss:
 Net loss for period        -            -            -       -            -       (395,218)          -            -              -
 Foreign currency
  translation
  adjustments .......       -            -            -       -            -              -           -      (68,690)             -
 Total comprehensive
  loss ..............       -            -            -       -            -              -           -            -       (463,908)
                       ------   ----------   ----------   -----   ----------   ------------   ---------   ----------   ------------

BALANCE,
 DECEMBER 31, 2007 ..  15,330   $1,417,039   34,632,778   $ 346   $8,013,632   $(13,313,435)  $       -   $   25,363   $ (3,857,055)
                       ======   ==========   ==========   =====   ==========   ============   =========   ==========   ============

                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.

                                                                 F-5

                            TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 For the Year
                                                                               Ended December 31,
                                                                          --------------------------
                                                                              2007           2006
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................   $  (395,218)   $(2,011,353)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization .....................................       343,531        237,341
    Amortization of software maintenance costs ........................       235,249        214,673
    Stock-based compensation and consulting ...........................        84,446        255,589
    Grant of warrants in connection with debt extension ...............             -         46,686
    Amortization of deferred debt issuance costs ......................         4,783        126,116
    Amortization of debt discount .....................................        31,250        125,000
    (Gain) loss from derivative liabilities ...........................      (662,127)       257,560

Changes in assets and liabilities:
    Accounts receivable ...............................................       (27,309)       (25,663)
    Prepaid expenses and other current assets .........................        12,939        (67,038)
    Other assets ......................................................             -         (2,400)
    Accounts payable and accrued expenses .............................       515,154        263,023
    Accrued interest payable, related party ...........................        77,967         27,798
    Due to related parties ............................................       160,678         16,441
    Accounts payable and accrued expenses - long-term .................      (257,388)        52,231
                                                                          -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................       123,955       (483,996)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on sale of minority interest ................................       187,747              -
  Capitalized software development costs ..............................      (254,409)      (217,011)
  Acquisition of property and equipment ...............................       (68,793)      (559,036)
                                                                          -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES .................................      (135,455)      (776,047)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of Series A preferred stock ..................             -      1,478,971
  Repayments under capital lease obligations ..........................             -        (17,735)
  Proceeds from loan payable ..........................................             -        201,932
  Proceeds from (repayment of) of loans ...............................        19,319       (255,237)
  Proceeds from loan - related party ..................................        80,000              -
  Repayment of loan - related party ...................................             -        (85,000)
                                                                          -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .............................        99,319      1,322,931
                                                                          -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................        16,618            738
                                                                          -----------    -----------

NET INCREASE IN CASH ..................................................       104,437         63,626

CASH, BEGINNING OF YEAR ...............................................        71,501          7,875
                                                                          -----------    -----------

CASH, END OF YEAR .....................................................   $   175,938    $    71,501
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ..............................................   $   405,572    $   324,211
                                                                          ===========    ===========

  Cash paid for income taxes ..........................................   $   194,478    $         -
                                                                          ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and accrued interest ...................   $         -    $    25,000
                                                                          ===========    ===========
  Common stock and options issued for services ........................   $    84,446    $   255,589
                                                                          ===========    ===========
  Loan paid with preferred stock proceeds .............................   $         -    $   255,237
                                                                          ===========    ===========
  Derivative liabilities recorded for deemed preferred stock dividend .   $         -    $ 1,600,000
                                                                          ===========    ===========
  Seres A preferred stock converted to common stock ...................   $    61,932    $         -
                                                                          ===========    ===========
  Derivative liability reclassified to equity upon conversion .........   $    50,471    $    26,926
                                                                          ===========    ===========

                         The accompanying notes are an integral part of these
                                  consolidated financial statements

                                                 F-6

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") (formerly Vega-Atlantic Corporation) was incorporated in the State of Colorado in 1999. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

On June 19, 2003, as amended on July 22, 2003 and effective August 14, 2003, the Company entered into a Merger Agreement (referred to as the "Agreement" or the "Merger") with Transax Limited ("Transax"), a Colorado private corporation, whereby the Company issued 11,066,207 restricted common shares of the Company in exchange for all of its outstanding shares of Transax. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Transax with the former shareholders of the Company retaining 1,406,710, or approximately 11%, of the outstanding stock. The stockholders' deficit section reflects the change in the capital structure of Transax due to the recapitalization.

On August 8, 2003, the shareholders of both TNSX and Transax held meetings. TNSX's shareholders approved the following ratifications: (i) name change from Vega-Atlantic Corporation to Transax International Limited; (ii) the 2004 Stock Option Plan, and; (iii) a reverse Stock Split. Moreover, on August 8, 2003, the shareholders of Transax approved the terms and conditions of the Agreement in Principal and of the Merger Agreement.

The Company, primarily through its wholly-owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink Conectividade") (formerly TDS Telecommunication Data Systems Ltda. through April 4, 2006), is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution (TM) enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil.

On March 26, 2008, the Company executed a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding share of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., a Mauritius corporation ("MTI") (See Note 11).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its wholly-owned subsidiaries, Transax Limited, Medlink Conectividade, Transax (Australia) Pty Ltd., and Medlink Technologies, Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In 2007 and 2006, significant estimates used in the preparation of the accompanying financial statements include the allowance for doubtful accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, and the assumptions used to calculate stock-based compensation and derivative liabilities.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practical for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, we used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, receivables, and current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of property and equipment Is estimated to approximate their net book values. The fair value of our debt instruments approximate their carrying values based on rates currently available to us.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that its credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2007 and 2006, the allowance for doubtful accounts was $0.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk (continued)

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net revenues from two major customers during each of the years ended December 31, 2007 and 2006 that accounted for approximately 88%, or $4,548,000 and 91% or $3,787,000 of the net revenues for the years 2007 and 2006, respectively. In 2007, these two major customers accounted for 49% and 39% of net revenues, respectively. In 2006, these two major customers accounted for 52% and 39% of net revenues, respectively. At December 31, 2007, the same major customers accounted for 47% and 35%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States, and Brazil in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of December 31, 2007 and 2006, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash and cash equivalents.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2007 and 2006.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives, which range from 2 - 10 years. Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations, while major repairs are capitalized.

Long-Lived Assets

Long-lived assets are reviewed annually for possible impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Management recorded no impairment charges of long-lived assets during each of the years ended December 31, 2007 and 2006.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversal of reserves may be necessary. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to net operating loss carry forwards available, no provision for income taxes has been recorded for the U.S. entities for the years ended December 31, 2007 and 2006.

On January 1, 2007, we adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109 which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2003.

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2007 and 2006, the exchange rate for the Brazilian Real (R$) was $1.00 US for 1.7713 R$ and $1.00 US for 2.138 R$, respectively.

Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect the Company's operations. The devaluation or valuation of the Brazilian Real in relation to the U.S. dollar may have significant effects on the Company's consolidated financial statements.

Revenue Recognition

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectability is probable.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered "conventional". EITF 00-19 and EITF 05-2, "The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19", defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. Management determined that Series A convertible preferred stock was not "conventional," and the Company considered all aspects of EITF 00-19, paragraphs 12-33.

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and are classified in the consolidated balance sheet as current liabilities at December 31, 2007 and 2006.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (options or warrants) into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. The Company's common stock equivalents at December 31, 2007 and 2006 include the following:

                                                      2007         2006
                                                   ----------   ----------
      Options ..................................    3,425,000    3,425,000
      Warrants .................................   11,902,500   12,902,500
      Preferred stock ..........................   31,141,815   29,090,909
      Convertible loans payable - related party     1,400,000    1,400,000
      Debenture payable ........................    6,250,000    4,687,500
                                                   ----------   ----------
           Total ...............................   54,119,315   51,505,909
                                                   ==========   ==========

For the years ended December 31, 2007 and 2006, all of the above common stock equivalents are anti-diluted and dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004), "Share Based Payment" ("SFAS No. 123R") on a prospective basis. SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans at fair values. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Advertising

Advertising costs are expensed when incurred. For the years ended December 31, 2007 and 2006, advertising expense was deemed not material.

Comprehensive Loss

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive loss represents the change in stockholders' deficit resulting from transactions other than stockholders investments and distributions. Included in accumulated other comprehensive loss are changes in stockholders' deficit that are excluded from our net earnings, specifically foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the year ended December 31, 2007 and 2006, research and development costs were deemed not material.

Reclassifications

Certain 2006 items have been reclassified to conform to the December 31, 2007 presentation.

New Authoritative Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements", was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on its financial statements.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Authoritative Pronouncements (continued)

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective on January 1, 2008. The adoption of EITF 06-1 will not have any effect on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing what impact, if any, the adoption of SFAS 159 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" (SFAS 141R) and Statement of Financial Accounting Standards No. 160, "Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements", an amendment of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; (b) acquirers' shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date; (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; (d) the expensing of all transaction costs as incurred and most restructuring costs; (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions; (f) capitalization of acquired in-process research and development rather than expense recognition; (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect the Company's accounting for future business combinations following adoption on January 1, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $13,313,435, a stockholders' deficit of $3,857,055 at December 31, 2007 and a working capital deficit of $4,626,920. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2007 and 2006, these deficiencies (including interest and penalties) amounted to approximately $1,080,000 and $759,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

                                                  2007            2006
                                              -----------     -----------
      Computer Equipment .................    $ 1,501.682     $ 1,235.872
      Software ...........................        607,919         501,916
      Office Furniture and Equipment .....         22,685          20,329
      Vehicle ............................         46,011          38,120
      Other ..............................         19,232          15,348
                                              -----------     -----------
                                                2,197,529       1,811,585
      Accumulated Depreciation ...........     (1,439,856)       (779,174)
                                              -----------     -----------
                                              $   757,673     $ 1,032,411
                                              ===========     ===========

For the years ended December 31, 2007 and 2006, depreciation expense amounted to $343,449 and $237,341, respectively.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Software development costs consisted of the following at December 31, 2007 and 2006:

                                                   2007            2006
                                                ---------       ---------
      Software development costs .........      $ 707,823       $ 669,952
      Accumulated amortization ...........       (360,760)       (342,049)
                                                ---------       ---------
                                                $ 347,063       $ 327,903
                                                =========       =========

For the years ended December 31, 2007 and 2006, amortization of development costs amounted to approximately $235,000 and $215,000, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations. Amortization expense attributable to future periods is as follows: 2008: $169,478; 2009: $109.384; 2010: $68,201.

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loans Payable- Related Party
----------------------------------------

At December 31, 2007, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. In 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans was due on March 31, 2007 and the remaining principal of $100,000 was due on April 30, 2007. These loans are convertible into the Company's common stock at $0.125 per share. For each common share received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At December 31, 2007 and 2006, interest due on these two loans amounted to $63,621 and $42,621 and the aggregate principal amount due is $175,000. During the years ended December 31, 2007 and 2006, the Company incurred $21,000 and $21,000, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties
----------------------

For the years ended December 31, 2007 and 2006, the Company incurred $234,327 and $181,268, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors agreed to increase the compensation of this officer/director from $15,000 per month to $17,500 per month. On August 18, 2006, the Company granted this officer 150,000 options to purchase 150,000 shares of the Company's common stock at $0.15 per share, expiring on August 17, 2011. Additionally, on November 25, 2007, the Company granted this officer 300,000 options to purchase 300,000 shares of the Company's common stock at $0.06 per share, expiring November 24, 2012. The fair value of these option grants were estimated at $13,348 and $22,304 on the date of grant using the Black-Scholes option-pricing model. Accordingly, for the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $13,348 and $22,304, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. On November 25, 2007, pursuant to the Management Consulting Services Agreement, the Company issued 1,000,000 shares of common stock for services rendered. These common shares were valued at fair value on date of grant based on the quoted trading price of $0.055 per share or $55,000, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. At December 31, 2007 and 2006, $371,932 and $222,992 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheet. The amount due is unsecured, non-interest bearing and is payable on demand.

For the years ended December 31, 2007 and 2006, the Company incurred $46,737 and $51,732, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees
- related party on the accompanying consolidated statements of operations. Additionally, on November 25, 2007, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.06 per share, expiring November 24, 2012. The fair value of this option grant was estimated at $4,449 on the date of grant using the Black-Scholes option-pricing model. Accordingly, for the year ended December 31, 2007, the Company recorded stock-based compensation expense of $4,449, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. At December 31, 2007 and 2006, $34,120 and $16,382 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheet.

For the year ended December 31, 2007 and 2006, the Company incurred $37,000 and $75,600, respectively, in consulting fees to an officer of the Company. On January 26, 2006, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. Additionally, on November 25, 2007, the Company granted this officer 50,000 options to purchase 50,000 shares of the Company's common stock at $0.06 per share, expiring November 24, 2012. The fair value of this option grant was estimated at $2,225 on the date of grant using the Black-Scholes option-pricing model. Accordingly, for the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $2,225 and $12,834, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties (continued)
----------------------------------

For the years ended December 31, 2007 and 2006, the Company incurred $72,000 and $130,000, respectively, in consulting fees to a director of the Company that has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. On August 18, 2006, the Company granted this officer 75,000 options to purchase 75,000 shares of the Company's common stock at $0.15 per share. The options expire on August 17, 2011. The fair value of this option grant was estimated at $11,152 on the date of grant using the Black-Scholes option-pricing model. Additionally, on November 25, 2007, the Company granted this officer 100,000 options to purchase 100,000 shares of the Company's common stock at $0.06 per share, expiring November 24, 2012. The fair value of this option grant was estimated at $4,449 on the date of grant using the Black-Scholes option-pricing model. Accordingly, for the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $4,449 and $11,152, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

For the year ended December 31, 2006, the Company incurred $6,000 in director's fees to a former director of the Company. At December 31, 2006, $6,000 in directors fees were payable to this director and were included in due to related parties on the accompanying balance sheet. Additionally, on August 18, 2006, the Company granted this director 50,000 options to purchase 50,000 shares of the Company's common stock at $0.15 per share. The options expire on August 18, 2011. The fair value of this option grant was estimated at $7,435 on the date of grant using the Black-Scholes option-pricing model. Accordingly, for the year ended December 31, 2006, the Company recorded stock-based compensation expense of $7,435, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

Loans Payable - Related Party
-----------------------------

On March 5, 2004, the Company borrowed Euro 115,000 ($169,384 and $151,834 at December 31, 2007 and 2006, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest, compounded monthly (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. On September 25, 2007, the officer agreed to extend this loan for an additional twelve months until March 4, 2008. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007, the Company borrowed $80,000 from this officer. This loan accrues 1.0% interest, compounded monthly (12% per annum), and are due on demand. Additionally, in connection with the two loans, the Company incurred a loan fee of $5,000 and an additional fee of 5,500 EURO (approximately $7,756) which has been included in interest expense - related party on the accompanying statement of operations. For the years ended December 31, 2007 and 2006, the Company incurred $39,418 and $15,162, respectively, in interest related to these loans. At December 31, 2007 and 2006, $43,091 and $3,674 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $292,475 and $155,508, respectively, and is included in loan payable - related party on the accompanying balance sheet.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 6 - FINANCING ARRANGEMENTS

Loans Payable
-------------

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink Conectividade, and are due through July 2009. At December 31, 2007 and 2006, loans payable to these financial institutions aggregated $652,804 and $522,198, respectively.

Convertible Debentures Payable
------------------------------

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship (the "Investor"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. On February 1, 2006, the Company and the debenture holder mutually agreed to extend the term of the debentures until December 1, 2007 or the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. Currently, the Company is renegotiating the payment terms of this convertible note. In connection with the probable loan repayment to occur in 2008, for the year ended December 31, 2007, the Company has recorded additional interest expense of $45,000.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debentures Payable (continued)
------------------------------------------

At the end of each reporting period, the Company revalues the warrant and convertible feature of these derivative liabilities. For the years ended December 31, 2007 and 2006, the Company recorded a gain on valuation of the derivative liability and warrants of $29,865 and $43,049, respectively, and in 2006 reclassified $26,926 of the derivative liability to paid-in capital due to the partial repayment of the debenture. Amortization of debt discount for the years ended December 31, 2007 and 2006 was $31,250 and $125,000, respectively, and is included in interest expense. Amortization of debt offering costs for the years ended December 31, 2007 and 2006 was $4,783 and $19,131, respectively, and is included in interest expense. At December 31, 2007, the estimated fair values of the convertible feature derivative liabilities and warrants are $215,119 and $239, respectively. At December 31, 2006, the estimated fair values of the convertible feature derivative liabilities and warrants were $229,176 and $16,047. These liabilities are reflected as a conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of December 31, 2007 and 2006, the following assumptions were applied to the convertible debt and warrants:

                                           2007               2006
                                     -----------------      --------
      Market price ..............         $0.065             $0.061
      Exercise price of debt ....     $0.036 to $0.20        $0.048
      Term ......................    0.25 - 0.50 years       1 year
      Volatility ................          114%               240%
      Risk-free interest rate ...      3.36% - 3.49%          4.82%


The convertible debenture liability is as follows at December31, 2007 and 2006:


                                                       2007        2006
                                                    ---------   ---------
      Convertible debentures payable ............   $ 225,000   $ 225,000
      Less: unamortized discount on debentures ..           -     (31,250)
                                                    ---------   ---------
                                                    $ 225,000   $ 193,750
                                                    =========   =========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debentures Payable (continued)
------------------------------------------

For the years ended December 31, 2007 and 2006, the related gain or loss from derivative liabilities is as follows:

                                                                Preferred
                                                Convertible       stock
                                                   debt       (See Note 8)      Total
                                                -----------   ------------   -----------
                    2007
                    ----
Change in fair value of derivative liabilities  $    29,865   $   632,262    $   662,127
                                                -----------   -----------    -----------

Total gain from derivative liabilities .......  $    29,865   $   632,262    $   662,127
                                                ===========   ===========    ===========

                    2006
                    ----
Initial  loss on derivative valuation .....     $         -   $  (680,498)   $  (680,498)
Change in fair value of derivative liabilities       43,049       379,889        422,938
                                                -----------   -----------    -----------

Total loss from derivative liabilities .......  $    43,049   $  (300,609)   $  (257,560)
                                                ===========   ===========    ===========

NOTE 7 - INCOME TAXES

As of December 31, 2007, the Company had approximately $7,800,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which, if not utilized, begin expiring in 2011. In addition, the Company has approximately $5,155,000 of foreign net operating loss carryforwards related to the Company's Brazilian subsidiary. Current Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to 30% of taxable profits.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 7 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2006.

The Company's tax benefit differs from the "expected" tax benefit for the years ended December 31, 2007 and 2006 as follows:

                                                          2007         2006
                                                       ---------    ---------

      Computed "expected" tax benefit ..............   $ (68,200)   $(546,400)
      State income taxes benefit ...................      (8,000)     (44,000)
      Permanent differences ........................      (6,700)           -
      US effective rate in excess of Brazil tax rate     (22,900)           -
      Change in valuation allowance ................     300,300      590,400
                                                       ---------    ---------
                                                       $ 194,500    $       -
                                                       =========    =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

                                                  2007            2006
                                              -----------     -----------
      Deferred tax assets:
      Net operating loss carry forward ...    $ 4,730,500     $ 4,243,600
                                              -----------     -----------

      Total gross deferred tax assets ....      4,730,500       4,243,600

      Less valuation allowance ...........     (4,730,500)     (4,243,600)
                                              -----------     -----------

      Net deferred tax assets ............    $         -     $         -
                                              ===========     ===========

The valuation allowance at December 31, 2007 was $4,730,500. The increase during 2007 was approximately $486,900, including the effect of foreign exchange translations of approximately $186,600.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 8 - STOCKHOLDERS' DEFICIT

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

  (d) Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such shares, into such number of fully paid and non-assessable shares of Common Stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares plus (ii) all accrued but unpaid dividends thereon, divided by the Conversion Price, as defined. The Conversion Price shall be equal to the lower of (i) $0.192 ( the "Fixed Conversion Price"), or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the Common Stock during the ten (10) Trading Days immediately preceding the date of conversion (the "Market Conversion Price"). The VWAP shall be determined using price quotations from Bloomberg, LP. "Trading Day" shall mean any day during which the FINRA OTC Bulletin Board shall be open for trading. Additionally, each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company. Each share of Series A Preferred Shares shall automatically convert into shares of Common Stock at the Conversion Price then in effect immediately upon the third anniversary of the date of Investment Agreement.

  (e) The Series A Preferred Shares shall not have any voting rights except as provided under the laws of the state of Colorado.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

On January 13, 2006, the Company entered into an Investment Agreement with YA Global Investments LP (formerly Cornell Capital Partners, LP) ("Cornell"), and, together with the Company, (the "Parties"), pursuant to which the Company agreed to sell to Cornell up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the "Series A Preferred Shares") which shall be convertible, at Cornell's discretion, into shares of the Company's common stock, par value $.00001 (the "Common Stock") for a total price of up to $1,600,000.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

In 2006, the Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheet. Based on management's analysis, the Company does not believe that any additional penalty is due under the Investor Registration Rights Agreement.

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. In connection with the initial sale of the Series A Preferred Stock on January 13, 2006, the initial estimated fair value of the ECF and warrants was $588,363 and $689,000, respectively. The aggregate fair value of the ECF and warrants of $1,277,363 was recorded as follows: i) the Company recorded a deemed preferred stock dividend of $800,000 an; and ii) the $477,363 excess value of the fair values of the ECF and warrants over the gross proceeds received of $800,000 from the Preferred Stock was charged to loss from derivative liabilities upon sale. In connection with the final sale of the Series A Preferred Stock on May 8, 2006, the initial estimated fair value of the ECF was $1,003,135 and was recorded as follows: i) the Company recorded a deemed preferred stock dividend of $800,000; and ii) the $203,135 excess value of the fair values of the ECF over the gross proceeds received from the Preferred Stock was charged to loss from derivative liabilities upon sale. At December 31, 2007 and 2006, the Company revalued the ECF and warrants resulting in a gain on derivative liability of $632,262 and $379,889 for the years ended December 31, 2007 and 2006, respectively (See Note 6).

At December 31, 2007, the estimated fair value of the ECF and warrants was $1,064,981 and $152,895, respectively. At December 31, 2006, the estimated fair value of the ECF and warrants was $1,609,086 and $291,523, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of December 31, 2007 and 2006, the fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

                                           2007                2006
                                    ------------------    ------------
      Dividend rate ............            0%                 0%
      Term (in years) ..........    1.05 to 3.05 years    2.05 to 4.05
      Volatility ...............           114%               240%
      Risk-free interest rate ..      3.05% - 4.03%           4.82%

On July 10, 2007, the Company issued 302,267 shares of its common stock upon conversion of 120 shares of Series A preferred stock.

On October 7, 2007, the Company issued 1,250,000 shares of its common stock upon conversion of 550 shares of Series A preferred stock.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock
------------

On March 20, 2006, the Company entered into a one-year consulting contract for investor relations services. In connection with the agreement, the Company issued 900,000 shares of common stock. The Company valued these common shares at the fair market value of $0.12 per share on the dates of grant based on the quoted trading price and recorded deferred consulting expense of $108,000 to be amortized over the service period. In addition, the Company granted a warrant to purchase 2,000,000 shares of the Company's common stock. The warrant has a term expiring January 31, 2009. 1,000,000 of the warrants are exercisable at $0.20 per share and 1,000,000 of the warrants are exercisable at $0.25 per share. The fair value of this warrant grant was estimated at $221,998 or $0.11 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense of $221,998, which will be amortized over the contract period. On December 27, 2006, the Company entered a settlement agreement with the consultant, whereby the consultant returned 200,000 shares of the Company's common stock and the Company cancelled the 2,000,000 warrants previously granted to the consultant. For the year ended December 31, 2006, the Company recorded consulting expense of $174,166 in connection with the issuance and cancellation of these common shares and warrants.

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

On October 7, 2007, the Company issued 1,250,000 shares of its common stock upon conversion of 550 shares of Series A preferred stock.

On November 25, 2007, the Company issued 50,000 shares of common stock for investor relations services rendered. The Company valued these common shares at the fair market value of $0.055 per share on the dates of grant, based on the quoted trading price and recorded consulting expense of $2,750.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)
------------------------

On November 25, 2007, pursuant to a Management Consulting Services Agreement with the Company's CEO, the Company issued 1,000,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value of $0.055 per share on the dates of grant, based on the quoted trading price and recorded management and consulting fees - related party of $55,000.

Stock Options
-------------

On November 28, 2004, the Company adopted a 2004 Incentive Stock Option Plan (the "Plan"). The Plan, as amended, provides options to be granted, exercisable for a maximum of 7,000,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee.

On January 26, 2006, the Company granted an officer of the Company 100,000 options to purchase 100,000 shares of the Company's common stock at $0.15 per share. The options expire on February 5, 2011. The fair value of this option grant was estimated at $12,834 on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded stock-based compensation expense of $12,834, which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

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

On August 18, 2006, the Company granted options to purchase an aggregate of 275,000 shares of common stock to an officer and directors of the Company. The options are exercisable at $0.15 per share and expire on August 17, 2011. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.149, or $40,891. For the year ended December 31, 2006, in connection with these options, the Company recorded stock-based compensation expense of $40,891.

On November 25, 2007, the Company granted options to purchase an aggregate of 600,000 shares of common stock to officers, directors and a consultant of the Company. The options are exercisable at $0.06 per share and expire on November 24, 2012. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.045, or $26,696. For the year ended December 31, 2007, in connection with these options, the Company recorded stock-based compensation expense of $26,696.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)

A summary of the status of the Company's outstanding stock options as of December 31, 2007 and 2006 and changes during the periods ending on that date is as follows:

                                       Year Ended December 31, 2007    Year Ended December 31, 2006
                                       ----------------------------    ----------------------------
                                                       Weighted                        Weighted
                                                       Average                         Average
                                          Number of    Exercise           Number of    Exercise
                                           Options      Price              Options       Price
                                          ---------    --------           ---------    --------
Stock options
-------------
Balance at beginning of year ........     3,425,000    $   0.29           3,225,000    $   0.31
Granted .............................       600,000        0.06             475,000        0.15
Exercised ...........................             -           -                   -           -
Forfeited ...........................      (600,000)       0.38            (275,000)       0.38
                                          ---------    --------           ---------    --------
Balance at end of year ..............     3,425,000    $   0.25           3,425,000    $   0.29
                                          =========    ========           =========    ========

Options exercisable at end of year ..     3,425,000    $   0.25
                                          =========    ========
Weighted average fair value of
options granted during the year .....                  $   0.045                       $   0.15
                                                       =========                       ========

The following table summarizes information about employee and consultants stock options outstanding at December 31, 2007:

                  Options Outstanding                         Options Exercisable
------------------------------------------------------   ----------------------------
                                 Weighted
                                  Average     Weighted                       Weighted
Range of         Number          Remaining     Average         Number         Average
Exercise     Outstanding at     Contractual   Exercise     Exercisable at    Exercise
 Price     December 31, 2007   Life (Years)    Price     December 31, 2007    Price
--------   -----------------   ------------   --------   -----------------   --------
$   0.50       1,050,000           0.62       $   0.50       1,050,000       $   0.50
$   0.20         425,000           2.00           0.20         425,000           0.20
$   0.15       1,350,000           2.75           0.15       1,350,000           0.15
$   0.06         600,000           4.90           0.06         600,000           0.06
           -----------------                  --------   -----------------   --------
               3,425,000                      $   0.25       3,425,000       $   0.25
           =================                  ========   =================   ========

As of December 31, 2007 and 2006, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)
-------------------------

At the valuation dates of December 31, 2007 and 2006, the following assumptions were applied to the stock options:

                                            2007                 2006
                                      -----------------     --------------
      Dividend rate ..............           0%                   0%
      Term .......................    0.25 - 0.50 years         5 year
      Volatility .................          114%              222% - 231%
      Risk-free interest rate ....      3.36% - 3.49%        3.75% - 4.78%

In utilizing the Black-Scholes option-pricing model, the Company calculates volatility using the historical volatility of our stock, the expected term is based on our estimate of when the options will be exercised, and the risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

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

On March 20, 2006, the Company entered into a one-year consulting contract for investor relations services. In connection with the agreement, the Company granted warrants to purchase 2,000,000 shares of the Company's common stock. The warrant had a term expiring January 31, 2009. 1,000,000 of the warrants were exercisable at $0.20 per share and 1,000,000 of the warrants were exercisable at $0.25 per share. The fair value of this warrant grant was estimated at $221,998 or $0.11 per warrant on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded deferred consulting expense of $221,998, which was being amortized over the contract period. On December 27, 2006, the Company entered a settlement agreement with the consultant, whereby the Company cancelled the 2,000,000 warrants previously granted to the consultant.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants (continued)
--------------------------

A summary of the status of the Company's outstanding stock warrants as of December 31, 2007 and 2006 and activities during the periods then ended is as follows:

                                       Year Ended December 31, 2007    Year Ended December 31, 2006
                                       ----------------------------    ----------------------------
                                                       Weighted                        Weighted
                                            Number      Average             Number      Average
                                              of       Exercise               of       Exercise
                                           Warrants      Price             Warrants      Price
                                          ----------   --------           ----------   --------
Warrants
--------
Balance at beginning of year ........     12,902,500   $   0.48            9,502,500   $   0.57
Granted .............................              -          -            7,400,000       0.24
Exercised ...........................              -          -                    -          -
Forfeited ...........................     (1,000,000)      0.10           (4,000,000)      0.26
                                          ----------   --------           ----------   --------
Balance at end of year ..............     11,902,500   $   0.50           12,902,500   $   0.48
                                          ==========   ========           ==========   ========

The following information applies to all warrants outstanding at December 31, 2007:

                 Warrants Outstanding                      Warrants Exercisable
-----------------------------------------------------    -----------------------
                              Weighted
                              Average        Weighted                   Weighted
Range of                     Remaining        Average                    Average
Exercise                    Contractual      Exercise                   Exercise
Prices         Shares       Life (Years)       Price       Shares        Price
--------     ----------     ------------     --------    ----------     --------
$   1.00      4,100,000         0.62         $   1.00     4,100,000     $   1.00
$   0.30      2,500,000         3.04             0.30     2,500,000         0.30
$   0.20      5,302,500         2.23             0.20     5,302,500         0.20
             ----------                      --------    ----------     --------
             11,902,500                      $   0.50    11,902,500     $   0.50
             ==========                      ========    ==========     ========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

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

                                                    Year ended December 31,
                                                  --------------------------
                                                      2007          2006
                                                  -----------    -----------
      Net revenues to unaffiliated customers:
              Brazil ..........................   $ 5,173,544    $ 4,164,429
                                                  -----------    -----------
      Operating Expenses:
              Brazil ..........................     4,618,185      3,514,999
              USA .............................       786,693      1,299,926
              Australia .......................             -          2,497
              Mauritius .......................        39,519         94,195
                                                  -----------    -----------
                                                    5,444,397      4,911,617
                                                  -----------    -----------
      Loss from operations ....................      (270,853)      (747,188)
                                                  -----------    -----------
      Other income (expenses) and income taxes:
              Brazil ..........................      (661,407)      (496,355)
              USA .............................       546,841       (767,810)
              Australia .......................        (9,799)             -
                                                  -----------    -----------
                                                     (124,365)    (1,264,165)
                                                  -----------    -----------
      Net loss as reported ....................   $  (395,218)   $(2,011,353)
                                                  -----------    -----------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has an operating lease for rental of office space in Brazil, renewable on an annual basis. Additionally, the Company leases office space in Miami, Florida on a month-to-month basis. Rent expense amounted to approximately $50,000 and $59,900 and is classified as part of general and administrative expenses in the statement of operations for each of the years ended December 31, 2007 and 2006, respectively.

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal' claims. At December 31, 2007, the Company has accrued approximately $199,000 related to these lawsuits. The outcome of these clams is uncertain at this time.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2007 and 2006, these deficiencies, plus interest and penalties, amounted to approximately $1,080,000 and $759,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security ("INSS") taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. For the year ended December 31, 2007 and 2006, penalties amounted to $107,168 and $97,101, respectively, and have been included in interest expense on the accompanying statements of operations. However, there is no certainty that the Brazilian authorities will enter into a similar plan in the future. At December 31, 2007, future payments due to the Brazilian authorities are follows:

                    Year
                    ----
                    2008 ...................    $1,023,726
                    2009 ...................        45,684
                    2010 ...................         9,860
                    2011 ...................           815
                                                ----------
                                                $1,080,085
                                                ==========

The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

NOTE 11 - SUBSEQUENT EVENTS

On January 17, 2008, the Company issued 245,098 shares of its common stock upon conversion of 100 shares of Series A preferred stock.

On January 24, 2008, the Company issued 1,388,889 shares of its common stock upon conversion of 250 shares of Series A preferred stock.

On March 4, 2008, the Company issued 1,712,121 shares of its common stock upon conversion of 113 shares of Series A preferred stock.

On April 7, 2008, the Company issued 1,795,455 shares of its common stock upon conversion of 79 shares of Series A preferred stock.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

On March 26, 2008, the board of directors of the Company, pursuant to unanimous written consent resolutions, approved the execution of a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade and 80% by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited ("Transax Sub"). Transax Sub owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade and (ii) MTI.

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000. Of this amount, $220,000 was to have been paid by December 31, 2007. Of this amount, approximately $188,000 was received by the Company by December 31, 2007 and is reflected as a liability on the accompanying consolidated balance sheet as a deposit on sale of minority interest. The balance is to be paid as follows
i) $32,000 of the initial deposit is due immediately; ii) $480, 000 is to be paid on March 31, 2008, and iii) the balance of $2,400,000 is due in twelve equal monthly payments of $200,000 commencing April 2008. The $2,880,000 balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer has not paid the March 31, 2008 payment or the remaining initial deposit.

The Buyer has an option to purchase the remaining 55% of Transax Sub. The Option is exercisable by the Buyer during March and April 2009, subject to shareholder approval, to acquire the balance of the Company's Medlink Conectividade operations (and its corresponding debt) by way of acquisition of the remaining 55 shares of the Transax Sub and certain licensing rights for Latin America, Spain and Portugal in exchange for further payments to the Company of approximately $2,400,000 in the form of twelve equal monthly payments of $200,000.

In accordance with the further terms and provisions of the Agreement, a performance bonus shall also be payable by the Buyer to the Company (the "Bonus") equal to 50% of the revenues received by Medlink Conectividade (converted monthly to US Dollars at the monthly average exchange rate as provided by the Central Bank of Brazil) with respect to transactions in excess of an aggregate of 678,076 executed during 2008 for Medlink Conectividade's customer, Brandesco Saude. The Buyer shall pay the Bonus due as follows: 40% of January 31, 2009, 20% on April 30, 2009, 20% on July 31, 2009, and 20% on
October 31, 2009. The Bonus shall be payable regardless of whether or not the Buyer elects to exercise the Option.

Additionally, in accordance with the terms and provisions of the Agreement, MTI shall grant to the Company a perpetual, exclusive and sub-license to use all of the software and other intellectual property owned by MTI in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border; and (ii) Spain and Portugal.

As of the date of this report, the Buyer is in default by $480,000 of the payment due on March 31, 2008.