Form 10-Q
period 2008-03-31
TRANSAX INTERNATIONAL LTD
filed 2008-05-20
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______ to _______

                           COMMISSION FILE NO. 0-27845

                          TRANSAX INTERNATIONAL LIMITED
                          -----------------------------
                (Name of registrant as specified in its charter)

            Colorado                                             90-0287423
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             5201 Blue Lagoon Drive, 8th Floor, Miami, Florida 33126
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 629-3090
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                  Accelerated filer         [ ]
   Non-accelerated filer   [ ]                  Smaller reporting company [X]

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 41,649,341 shares of common stock are issued and outstanding as of May 15, 2008.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2008

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..........................................       3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. ....................................      28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. ...      39

Item 4   Controls and Procedures. ......................................      40

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ............................................      43

Item 1A. Risk Factors. .................................................      43

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ..      43

Item 3.  Defaults Upon Senior Securities. ..............................      43

Item 4.  Submission of Matters to a Vote of Security Holders. ..........      43

Item 5.  Other Information. ............................................      43

Item 6.  Exhibits. .....................................................      43


                           FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      2008            2007
                                                                                  ------------    ------------
                                                                                   (UNAUDITED)      (AUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash ........................................................................   $    180,010    $    175,938
  Accounts receivable (net of allowance for doubtful accounts of $0) ..........        641,342         487,397
  Prepaid expenses and other current assets ...................................        307,819         277,992
                                                                                  ------------    ------------

     TOTAL CURRENT ASSETS .....................................................      1,129,171         941,327

SOFTWARE DEVELOPMENT COSTS, net ...............................................        289,909         347,063
PROPERTY AND EQUIPMENT, net ...................................................        738,425         757,673
OTHER ASSETS ..................................................................          2,610           4,800
                                                                                  ------------    ------------

     TOTAL ASSETS .............................................................   $  2,160,115    $  2,050,863
                                                                                  ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ............................................   $    614,013    $    600,440
  Convertible debenture payable, net ..........................................        225,000         225,000
  Accounts payable and accrued expenses .......................................      2,238,266       2,184,678
  Deposit on sale of minority interest ........................................              -         187,747
  Deferred gain on sale of minority interest in subsidiary ....................        288,607               -
  Due to related parties ......................................................        418,718         406,052
  Warrant liability ...........................................................          6,209         153,134
  Convertible feature liability ...............................................        658,275       1,280,100
  Loan payable - related party ................................................        313,604         292,475
  Convertible loan - related party ............................................        243,857         238,621
                                                                                  ------------    ------------

     TOTAL CURRENT LIABILITIES ................................................      5,006,549       5,568,247

LOANS PAYABLE, NET OF CURRENT PORTION .........................................          7,961          52,364
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION .................        293,767         287,307
                                                                                  ------------    ------------

     TOTAL LIABILITIES ........................................................      5,308,277       5,907,918
                                                                                  ------------    ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
    14,867 and 15,330 shares issued and outstanding at March 31, 2008 and
    December 31, 2007, respectively; liquidation preference $1,486,700 at
    March 31, 2008 ............................................................      1,370,739       1,417,039
  Common stock $.00001 par value; 100,000,000 shares authorized;
    37,978,886 and 34,632,778 shares issued and outstanding at March 31, 2008
    and December 31, 2007, respectively .......................................            380             346
  Paid-in capital .............................................................      8,089,463       8,013,632
  Accumulated deficit .........................................................    (12,573,572)    (13,313,435)
  Accumulated other comprehensive income ......................................        (35,172)         25,363
                                                                                  ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT ..............................................     (3,148,162)     (3,857,055)
                                                                                  ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..............................   $  2,160,115    $  2,050,863
                                                                                  ============    ============

             The accompanying notes are an integral part of these consolidated financial statements

                                                       3

                      TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                                             FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           ------------------------------
                                                                2008             2007
                                                           -------------    -------------
REVENUES ...............................................   $   1,480,964    $   1,186,226
                                                           -------------    -------------

OPERATING EXPENSES:
  Cost of product support services .....................         450,496          384,434
  Compensation and related benefits ....................         393,587          211,905
  Professional fees ....................................          51,494           36,007
  Management and consulting fees - related parties .....          74,981          105,355
  Investor relations ...................................               -            9,051
  Depreciation and amortization ........................          91,803           83,627
  General and administrative ...........................         293,224          241,947
                                                           -------------    -------------

     TOTAL OPERATING EXPENSES ..........................       1,355,585        1,072,326
                                                           -------------    -------------

INCOME FROM OPERATIONS .................................         125,379          113,900
                                                           -------------    -------------

OTHER INCOME (EXPENSES):
  Other income (expenses) ..............................               -          (14,020)
  Foreign exchange loss ................................         (12,317)         (11,317)
  Debt settlement and offering costs ...................               -                -
  Gain from derivative liabilities .....................         739,185          458,493
  Gain on sale of minority interest in subsidiary ......               -                -
  Interest expense .....................................         (98,336)        (130,812)
  Interest expense - related party .....................         (14,048)         (14,239)
                                                           -------------    -------------

     TOTAL OTHER INCOME (EXPENSES) .....................         614,484          288,105
                                                           -------------    -------------

INCOME BEFORE INCOME TAXES .............................         739,863          402,005

PROVISION FOR INCOME TAXES .............................               -                -
                                                           -------------    -------------

NET INCOME .............................................         739,863          402,005

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDENDS ........         (26,422)         (28,000)
                                                           -------------    -------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ............   $     713,441    $     374,005
                                                           =============    =============

COMPREHENSIVE INCOME:
  NET INCOME ...........................................   $     739,863    $     402,005

  OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized foreign currency translation (loss) gain         (60,535)         (98,393)
                                                           -------------    -------------

  COMPREHENSIVE INCOME .................................   $     679,328    $     303,612
                                                           =============    =============

NET INCOME PER COMMON SHARE:
  BASIC ................................................   $        0.02    $        0.01
                                                           =============    =============
  DILUTED ..............................................   $           -    $           -
                                                           =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC ................................................      36,362,669       32,030,511
                                                           =============    =============
  DILUTED ..............................................     278,450,169       62,715,035
                                                           =============    =============

  The accompanying notes are an integral part of these consolidated financial statements

                                             4

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                         ----------------------
                                                                            2008         2007
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...........................................................   $ 739,863    $ 402,005
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization ...................................      91,803       83,627
     Amortization of software maintenance costs ......................      57,154       70,714
     Deposit on sale of minority interest applied to professional fees     (20,000)           -
     Amortization of deferred debt issuance costs ....................           -        4,783
     Amortization of debt discount ...................................           -       31,250
     Gain from derivative liabilities ................................    (739,185)    (458,493)

Changes in assets and liabilities:
     Accounts receivable .............................................    (148,171)    (138,032)
     Prepaid expenses and other current assets .......................     (26,387)      13,138
     Other assets ....................................................       2,190            -
     Accounts payable and accrued expenses ...........................      76,008      141,043
     Accrued interest payable, related party .........................      26,365       10,758
     Due to related parties ..........................................      12,666       45,126
     Accounts payable and accrued expenses - long-term ...............     (41,487)     (55,662)
                                                                         ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ............................      30,819      150,257
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of minority interest ............................     120,000            -
  Capitalized software development costs .............................           -      (79,392)
  Acquisition of property and equipment ..............................     (64,116)           -
                                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................      55,884      (79,392)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) of loans ..............................     (82,882)    (132,892)
  Proceeds from loan - related party .................................           -       50,000
                                                                         ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES ................................     (82,882)     (82,892)
                                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................         251        1,710
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................................       4,072      (10,317)

CASH, BEGINNING OF YEAR ..............................................     175,938       71,501
                                                                         ---------    ---------

CASH, END OF PERIOD ..................................................   $ 180,010    $  61,184
                                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .............................................   $  95,531    $  92,005
                                                                         =========    =========
  Cash paid for income taxes .........................................   $       -    $       -
                                                                         =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock converted to common stock .................   $  46,300    $       -
                                                                         =========    =========
  Derivative liability reclassified to equity upon conversion ........   $  29,565    $       -
                                                                         =========    =========

     The accompanying notes are an integral part of these consolidated financial statements

                                                5

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

The Company, primarily through its 55% owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink Conectividade") is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil.

On March 26, 2008, the Company executed a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding share of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., ("MTI") a Mauritius corporation (See Note 8).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its 55% owned subsidiary, Transax Limited, and Transax Limited's wholly-owned subsidiaries Medlink Conectividade, and MTI. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-KSB annual report for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements for Transax International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In 2008 and 2007, significant estimates used in the preparation of the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, and the assumptions used to calculate stock-based compensation and derivative liabilities.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurements.. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

   Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

   Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

   Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on the Company's fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses level 2 inputs to value its derivative liabilities (See Note 6 and 7).

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company's results of operations, cash flows or financial positions.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2008 and December 31, 2007, the allowance for doubtful accounts was $0.

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had net revenues from two major customers during each of the three months ended March 31, 2008 and 2007 that accounted for approximately 87%, or $1,297,000 and 91% or $1,074,000 of the net revenues, respectively. For the three months ended March 31, 2008, these two major customers accounted for 46% and 41% of net revenues, respectively. For the three months ended March 31, 2007, these two major customers accounted for 50% and 41% of net revenues, respectively. At March 31, 2008, the same major customers accounted for 42% and 38%, respectively, of the total accounts receivable balance outstanding. At December 31, 2007, the same major customers accounted for 47% and 35%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of March 31, 2008 and December 31, 2007, the Company had no deposits subjected to such risk. We have not experienced any losses on our deposits of cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2008 and December 31, 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-Lived Assets

Long-lived assets are reviewed annually for possible impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Management recorded no impairment charges of long-lived assets during each of the three months ended March 31, 2008 and 2007.

Income Taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversal of reserves may be necessary. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to net operating loss carry forwards available, no provision for income taxes has been recorded for the U.S. entities for the three months ended March 31, 2008 and 2007. The Company has not recorded any deferred taxes at March 31 ,2008 and December 31, 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board's ("FASB"): interpretation number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109" ("FIN 48") which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Brazilian Real ("R$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2008 and 2007 was $251 and $1,710, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at March 31, 2008 and December 31, 2007 were translated at 1.7491 R$ to $1.00 and at 1.7713 R$ to $1.00, respectively. Equity accounts were stated at their historical rate. In accordance with SFAS. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation," and are included in determining net income or loss.

Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations volatility could adversely affect the Company's operations. Changes in the valuation of the Brazilian Real in relation to the U.S. dollar may have significant effects on the Company's consolidated financial statements.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable; and (4) collectability is probable.

Substantially all of the Company's revenues are derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers. The Company's software or hardware devices containing the Company's software are installed at the healthcare provider's location. The Company offers transaction services to authorize and adjudicate the identity of the patient and obtains "real time" approval for any necessary medical procedure from the insurance carrier. The Company's transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed.

Accounting for Conversion Features and Warrants issued with Preferred Stock

The Company issued $1,600,000 of convertible Series A preferred stock, which contained an Embedded Conversion Feature ("ECF") and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in Emerging Issues Task Force ("EITF") issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered "conventional". EITF 00-19 and EITF issue No. 05-2, "The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19", defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. Management determined that Series A convertible preferred stock was not "conventional," and the Company considered all aspects of EITF 00-19, paragraphs 12-33.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments under SFAS 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives were valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at March 31, 2008 and December 31, 2007.

Basic and Diluted Earnings per Share

Basic earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the basic earnings per share, while giving effect to all potentially dilutive shares of common stock that were outstanding during the period, such as common stock issuances that could result from the exercise or conversion of securities (options or warrants). The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. The following table presents a reconciliation of basic and diluted earnings per share:

                                                        For the Three Months
                                                           Ended March 31,
                                                        2008            2007
                                                    ------------    ------------
Net income available to common shareholders
 for basic and diluted earnings per share ......    $    713,441    $    374,005
                                                    ============    ============

Weighted average shares outstanding - basic ....      36,362,669      32,030,511
Effect of dilutive securities
   Unexercised options and warrants ............               -               -
   Convertible debentures ......................      56,250,000       4,017,857
   Convertible loan payable - related party ....               -               -
   Convertible preferred stock .................     185,837,500      26,666,667
                                                    ------------    ------------
Weighted average shares outstanding- diluted ...     278,450,169      62,715,035
                                                    ============    ============
Earnings per share  - basic ....................    $       0.02    $       0.01
                                                    ============    ============
Earnings per share  - diluted ..................    $       0.00    $       0.00
                                                    ============    ============

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company adopted SFAS 123R (revised 2004), "Share Based Payment" on a prospective basis. SFAS 123R establishes the financial accounting and reporting standards for stock-based compensation plans at fair values. As required by SFAS 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Advertising

Advertising costs are expensed when incurred. For the three months ended March 31, 2008 and 2007, advertising expense was deemed not material.

Comprehensive Loss

The Company follows SFAS 130, "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2008 and 2007 included net income and foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the three months ended March 31, 2008 and 2007, research and development costs were deemed not material.

New Authoritative Pronouncements

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's results of operations, financial position or liquidity.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 are effective on January 1, 2008. The adoption of EITF 06-1 had no effect on the Company's financial position or results of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2007, the EITF reached a consensus on issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities," ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on the Company's results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations", which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) may have an impact on accounting for future business combinations once adopted.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of those instruments and activities on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 5, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $12,573,572, and has a stockholders' deficit of $3,148,162 and a working capital deficit of $3,877,378 at March 31, 2008. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2008 and December 31, 2007, these deficiencies (including interest and penalties) amounted to approximately $1,173,000 and $1,080,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2008 (unaudited) and December 31, 2007:

                                                  2008            2007
                                              -----------     -----------
      Computer Equipment .................    $ 1,580,187     $ 1,501,682
      Software ...........................        617,130         607,919
      Office Furniture and Equipment .....         22,919          22,685
      Vehicle ............................         46,595          46,011
      Other ..............................         19,476          19,232
                                              -----------     -----------
                                                2,286,307       2,197,529
      Accumulated Depreciation ...........     (1,547,882)     (1,439,856)
                                              -----------     -----------
                                              $   738,425     $   757,673
                                              ===========     ===========

For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $91,803 and $83,627, respectively.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Software development costs consisted of the following at March 31, 2008 (unaudited) and December 31, 2007:

                                                   2008            2007
                                                ---------       ---------
      Software development costs .........      $ 707,823       $ 707,823
      Accumulated amortization ...........       (417,914)       (360,760)
                                                ---------       ---------
                                                $ 289,909       $ 347,063
                                                =========       =========

For the three months ended March 31, 2008 and 2007, amortization of development costs amounted to approximately $57,154 and $70,714, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party
--------------------------------

At March 31, 2008 and December 31, 2007, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. In 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans was due on March 31, 2007 and the remaining principal of $100,000 was due on April 30, 2007. These loans are convertible into the Company's common stock at $0.125 per share. For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is approximately 12% per annum. At March 31, 2008 and December 31, 2007, interest due on these two loans amounted to $68,857 and $63,621 and the aggregate principal amount due is $175,000. During the three months ended March 31, 2008 and 2007, the Company incurred $5,236 and $5,178, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties
----------------------

For the three months ended March 31, 2008 and 2007, the Company incurred $55,866 and $46,905, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors agreed to increase the compensation of this officer/director from $15,000 per month to $17,500 per month. At March 31, 2008 and December 31, 2007, $381,983 and $371,932 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheet. The amount due is unsecured, non-interest bearing and payable on demand.

For the three months ended March 31, 2008 and 2007, the Company incurred $9,115 and $8,450, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees
- related party on the accompanying consolidated statements of operations. At March 31, 2008 and December 31, 2007, $34,235 and $34,120 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets.

For the three months ended March 31, 2008 and 2007, the Company incurred $14,000 and $10,000, respectively, in consulting fees to an officer of the Company. At March 31, 2008 and December 31, 2007, $2,500 and $0 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheet.

For the three months ended March 31, 2007, the Company incurred $36,000 in consulting fees to a director of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

Loan Payable - Related Party
----------------------------

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $181,700 and $169,384 at March 31, 2008 and December 31, 2007, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. On September 25, 2007, the officer agreed to extend this loan for an additional twelve months until March 4, 2008. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007, the Company borrowed $80,000 from this officer. This loan accrues 1.0% interest, (12% per annum), and are due on demand. Additionally, in connection with the two loans, fo9r the three months ended March 31, 2007, the Company incurred a loan fee of $5,000 which has been included in interest expense - related party on the accompanying statement of operations. For the three months ended March 31, 2008 and 2007, the Company incurred $8,812 and $4,061, respectively, in interest related to these loans. At March 31, 2008 and December 31, 2007, $51,903 and $43,091 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $313,604 and $292,475, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 6 - FINANCING ARRANGEMENTS

Loans Payable
-------------

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink Conectividade, and are due through July 2009. At March 31, 2008 and December 31, 2007, loans payable to these financial institutions aggregated $621,974 and $652,804, respectively.

Convertible Debenture Payable
-----------------------------

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship ("Grimes"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Grimes in the original principal amount of $250,000. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures had a two-year term and accrue interest at 5% per year. On May 15, 2008, the Company entered into an agreement with Grimes to repay the loan (see Note 11).

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative with a corresponding value recorded as a liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheets.

The gains and losses recorded from changes in the fair value of the liability for derivative contracts has been recorded as a component of other income / (expense) in the consolidated statements of operations.

At the end of each reporting period, the Company revalues the warrant and convertible feature of these derivative liabilities. For the three months ended March 31, 2008 and 2007, the Company recorded a gain on valuation of these derivative liability and warrants of $45,436 and $83,468, respectively. Amortization of debt discount for the three months ended March 31, 2008 and 2007 was $0 and $31,250, respectively, and is included in interest expense. Amortization of debt offering costs for the three months ended March 31, 2008 and 2007 was $0 and $4,783, respectively, and is included in interest expense. At March 31, 2008, the estimated fair values of the convertible feature derivative liabilities and warrants are $169,683 and $0, respectively. At December 31, 2007, the estimated fair values of the convertible feature derivative liabilities and warrants were $215,119 and $239. These liabilities are reflected as part of the conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debentures Payable (continued)
------------------------------------------

At the valuation date of March 31, 2008 and December 31, 2007, the following assumptions were applied to the convertible debt and warrants:

                                           2008               2007
                                        ----------      -----------------
      Market price ................       $0.006             $0.065
      Exercise price of debt ......       $0.004         $0.036 to $0.20
      Term ........................     0.50 years      0.25 - 0.50 years
      Volatility ..................        138%               114%
      Risk-free interest rate .....        1.55%          3.36% - 3.49%

The convertible debenture liability is as follows at March 31, 2008 and December 31, 2007:

                                                        2008        2007
                                                      --------    --------
      Convertible debentures payable .............    $225,000    $225,000
      Less: unamortized discount on debentures ...           -           -
                                                      --------    --------
                                                      $225,000    $225,000
                                                      ========    ========

For the three months ended March 31, 2008 and 2007, the related gain or loss from derivative liabilities is as follows:

                                          Convertible  Preferred stock
                                              debt      (See Note 7)     Total
                                          -----------  ---------------  --------
                2008
                ----
Change in fair value of derivative
  liabilities ........................      $ 45,436      $693,749      $739,185
                                            --------      --------      --------

Total gain from derivative liabilities      $ 45,436      $693,749      $739,185
                                            ========      ========      ========
                2007
                ----
Change in fair value of derivative
  liabilities ........................      $ 83,468      $375,025      $458,493
                                            --------      --------      --------

Total gain from derivative liabilities      $ 83,468      $375,025      $458,493
                                            ========      ========      ========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT

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

(d) Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such shares, into such number of fully paid and non-assessable shares of common stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares ($100 per share) plus (ii) all accrued but unpaid dividends thereon, divided by the "Conversion Price", which is equal to the lower of (i) $0.192 ( the "Fixed Conversion Price"), or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the common stock during the ten (10) Trading Days immediately preceding the date of conversion (the "Market Conversion Price"). The VWAP shall be determined using price quotations from Bloomberg, LP and a "Trading Day" is any day during which the FINRA OTC Bulletin Board is open for trading. Additionally, each share of Series A Preferred Shares shall automatically convert into shares of common stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company. Each share of Series A Preferred Shares shall automatically convert into shares of common stock at the Conversion Price then in effect immediately upon the third anniversary of the date of Investment Agreement.

(e) The Series A Preferred Shares shall not have any voting rights except as provided under the laws of the state of Colorado.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

(f) The Company has the right to redeem (unless otherwise prevented by law), with three (3) business days advance written notice (the "Redemption Notice"), any shares of Series A Preferred Shares provided that the closing bid price of the of the Company's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Company shall pay an amount equal to One Hundred Fifteen percent (115%) of the Liquidation Amount, plus accrued but unpaid dividends thereon (the "Redemption Amount"). The Company shall deliver to the holder the Redemption Amount on the third (3rd) business day after the Redemption Notice. After receipt of a Redemption Notice, the holder shall be entitled to continue to convert outstanding shares of Series A Preferred Shares until the Redemption Price is received, subject to the conversion limitations as defined. The Company may not redeem these shares under any other circumstances.

On January 13, 2006, the Company entered into an Investment Agreement with YA Global Investments LP ("YA Global"), (the "Parties"), pursuant to which the Company agreed to sell to YA Global up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the "Series A Preferred Shares") which shall be convertible, at YA Global's discretion, into shares of the Company's common stock for a total price of up to $1,600,000.

Of the 16,000 Series A Preferred Shares to be sold, 8,000 were sold to YA Global on January 13, 2006 and had a purchase price of $800,000, which consisted of $255,237 from the surrender of a pre-existing promissory note and $544,763 of new funding, from which the Company received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, the Company paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, the Company sold the remaining 8,000 shares to YA Global, at the purchase price of $800,000 and received proceeds of $728,000 (net of placement fees of $72,000).

On January 13, 2006, the Company also issued to YA Global warrants to purchase up to 5,000,000 shares of Common stock. The first warrant issued to YA Global is for 2,500,000 shares of common stock at an exercise price of $0.30 per share and shall terminate after the five (5) year anniversary of the date of issuance. The second warrant issued to YA Global is for 2,500,000 shares of common stock at an exercise price of $0.20 per share and shall terminate after the five (5) year anniversary of the date of issuance.

Subject to the terms and conditions of an Investor Registration Rights Agreement, the Company was required to prepare and file in 2006 and cause the Registration Statement to remain effective until all of the Registerable Securities have been sold. The Company filed its initial registration statement on Form SB-2 on May 9, 2006 and, as of the date of this report, has not been declared effective.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

In 2006, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheet. Based on management's analysis, the Company does not believe that any additional penalty is due under the Investor Registration Rights Agreement.

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. At March 31, 2008 and 2007, the Company revalued the ECF and warrants resulting in a gain on derivative liability of $693,749 and $375,025 for the three months ended March 31, 2008 and 2007, respectively (See Note 6).

At March 31, 2008, the estimated fair value of the ECF and warrants was $488,592 and $6,209, respectively. At December 31, 2007, the estimated fair value of the ECF and warrants was $1,064,981 and $152,895, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of March 31, 2008 and December 31, 2007, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

                                         2008                 2007
                                   ---------------     ------------------
      Dividend rate ............          0%                   0%
      Term (in years) ..........   1 to 1.80 years     1.05 to 3.05 years
      Volatility ...............         137%                 114%
      Risk-free interest rate ..    1.55% - 1.79%         3.05% - 4.03%

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options
-------------

On November 28, 2004, the Company adopted a 2004 Incentive Stock Option Plan (the "Plan"). The Plan, as amended, provides options to be granted, exercisable for a maximum of 7,000,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee of the Board of Directors.

A summary of the status of the Company's outstanding stock options as of March 31, 2008 and changes during the period ending on that date is as follows:

                                                   Three Months Ended
                                                     March 31, 2008
                                              ----------------------------
                                              Number of   Weighted Average
                                               Options     Exercise Price
                                              ---------   ----------------
    Stock options
    -------------
    Balance at beginning of year ..........   3,425,000        $ 0.25
    Granted ...............................           -             -
    Exercised .............................           -             -
    Forfeited .............................           -             -
                                              ---------        ------
    Balance at March 31, 2008 .............   3,425,000        $ 0.25
                                              =========        ======

    Options exercisable at end of period ..   3,425,000        $ 0.25
                                              =========        ======
    Weighted average fair value of
     options granted during the year ......                    $    -
                                                               ======

The following table summarizes information about employee and consultants stock options outstanding at March 31, 2008:

                Options Outstanding                       Options Exercisable
---------------------------------------------------    -------------------------
                              Weighted
                               Average     Weighted                     Weighted
Range of       Number         Remaining     Average        Number        Average
Exercise   Outstanding at    Contractual   Exercise    Exercisable at   Exercise
 Price     March 31, 2007   Life (Years)    Price      March 31, 2007   Price
--------   --------------   ------------   --------    --------------   --------
$   0.50     1,050,000          0.37       $   0.50      1,050,000      $   0.50
$   0.20       425,000          1.75           0.20        425,000          0.20
$   0.15     1,350,000          2.50           0.15      1,350,000          0.15
$   0.06       600,000          4.65           0.06        600,000          0.06
           --------------                  --------    --------------   --------
             3,425,000                     $   0.25      3,425,000      $   0.25
           ==============                  ========    ==============   ========

As of March 31, 2008 and December 31, 2007, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of March 31, 2008 and activities during the period then ended is as follows:

                                                   Three Months Ended
                                                     March 31, 2008
                                              -----------------------------
                                              Number of    Weighted Average
                                               Warrants     Exercise Price
                                              ----------   ----------------
    Warrants
    --------
    Balance at beginning of year ..........   11,902,500        $ 0.50
    Granted ...............................            -             -
    Exercised .............................            -             -
    Forfeited .............................     (400,000)         0.20
                                              ----------        ------
    Balance at March 31, 2008 .............   11,502,500        $ 0.51
                                              ==========        ======

The following information applies to all warrants outstanding at March 31, 2008:

               Warrants Outstanding                      Warrants Exercisable
---------------------------------------------------    -------------------------
                              Weighted
                               Average     Weighted                     Weighted
Range of                      Remaining     Average                      Average
Exercise                     Contractual   Exercise                     Exercise
 Price         Shares       Life (Years)    Price          Shares        Price
--------   --------------   ------------   --------    --------------   --------
$   1.00      4,100,000         0.37       $   1.00       4,100,000     $   1.00
$   0.30      2,500,000         2.79           0.30       2,500,000         0.30
$   0.20      4,902,500         1.98           0.20       4,902,500         0.20
           --------------                  --------    --------------   --------
             11,502,500                    $   0.51      11,502,500     $   0.51
           ==============                  ========    ==============   ========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 8 - SALE OF MINORITY INTEREST IN SUBSIDIARY

On March 26, 2008, the board of directors of the Company, pursuant to unanimous written consent resolutions, approved the execution of a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade and 80% by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited ("Transax Sub"). Transax Sub owns one hundred percent of the total issued and outstanding shares of (i) Medlink Conectividade and (ii) MTI.

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000, $220,000 of which was to have been paid by December 31, 2007 as a deposit. Of this amount, approximately $188,000 was received by the Company by December 31, 2007 and at December 31, 2007 was reflected as a liability on the accompanying consolidated balance sheet as a deposit on sale of minority interest. In March 2008, the Company collected an additional $120,000. The remaining balance was to be paid as follows i) $32,000 of the initial deposit was due immediately; ii) $480,000 was due on March 31, 2008 and was paid in May 2008, and iii) the balance of $2,400,000 was due in twelve equal monthly payments of $200,000 commencing April 2008. In May 2008, the Agreement was amended. Accordingly, the remaining balance is due as follows:

      May 2008 .............................................    $  120,000
      June 2008 ............................................    $  150,000
      July 2008 ............................................    $  200,000
      August 2008 ..........................................    $  200,000
      September 2008 .......................................    $  250,000
      October 2008 .........................................    $  280,000
      Monthly payments of $200,000 from November 2008
          to April 2009 ....................................    $1,200,000

The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer has not paid the remaining initial deposit. At March 31, 2008, pursuant to the terms of the Agreement, as amended, the Company has a note receivable of $2,911,393 due from the Buyer and recorded a deferred gain on the sale of $288,607, which will be recognized as other income when collection is reasonably assured. At March 31, 2008, deferred gain on sale of minority interest consists of the following:

      Sale price of 45% interest in Transax Limited ..........   $ 3,200,000
      Less: note receivable balance at March 31, 2008 ........    (2,911,393)
                                                                 -----------
      Deferred gain on sale of minority interest in subsidiary   $   288,607
                                                                 ===========

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 8 - SALE OF MINORITY INTEREST IN SUBSIDIARY (CONTINUED)

In accordance with the further terms and provisions of the Agreement, a performance bonus shall also be payable by the Buyer to the Company (the "Bonus") equal to 50% of the revenues received by Medlink Conectividade (converted monthly to US Dollars at the monthly average exchange rate as provided by the Central Bank of Brazil) with respect to transactions in excess of an aggregate of 678,076 executed during 2008 for Medlink Conectividade's largest customer. The Buyer shall pay the Bonus due as follows: 25% due on May 31, 2009, 25% on July 31, 2009, 25% on August 31, 2009, and 25% on October 31,
2009. The Bonus shall be payable regardless of whether or not the Buyer elects to exercise the Option.

Additionally, in accordance with the terms and provisions of the Agreement, MTI shall grant to the Company a perpetual, exclusive and sub-license to use all of the software and other intellectual property owned by MTI in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border; and (ii) Spain and Portugal.

As of the date of this report, the Buyer is in default by $32,000 from the initial payment due.

NOTE 9 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations. The Company operates in the United States, Brazil and Mauritius.. Substantially all of the Company's assets are located in Brazil.

                                                    Three Months ended
                                                         March 31,
                                                -------------------------
                                                    2008         2007
                                                -----------   -----------
     Net revenues to unaffiliated customers:
             Brazil ..........................  $ 1,480,964   $ 1,186,226
                                                -----------   -----------
     Operating Expenses:
             Brazil ..........................    1,148,282       879,066
             USA .............................      203,092       188,925
             Australia .......................            -             -
             Mauritius .......................        4,211         4,335
                                                -----------   -----------
                                                  1,355,585     1,072,326
                                                -----------   -----------
     Income from operations  .................      125,379       113,900
                                                -----------   -----------
     Other income (expenses) and income taxes:
             Brazil ..........................      (95,531)     (106,025)
             USA .............................      710,015       403,929
             Australia .......................            -        (9,799)
                                                -----------   -----------
                                                    614,484       288,105
                                                -----------   -----------
     Net income as reported ..................  $   739,863   $   402,005
                                                -----------   -----------

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal' claims. At March 31, 2008 and December 31, 2007, the Company has accrued approximately $202,000 and $199,000, respectively, related to these lawsuits. The outcome of these clams is uncertain at this time.

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2008 and December 31, 2007, these deficiencies, plus interest and penalties, amounted to approximately $1,173,000 and $1,080,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security ("INSS") taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. However, there is no certainty that the Brazilian authorities will enter into a similar plan in the future. The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

NOTE 11 - SUBSEQUENT EVENTS

On April 7, 2008, the Company issued 1,795,455 shares of its common stock upon conversion of 79 shares of Series A preferred stock.

On April 18, 2008, the Company issued 1,875,000 shares of its common stock upon conversion of 60 shares of Series A preferred stock.

On May 15, 2008, the Company entered into an agreement with Grimes to repay the outstanding convertible debenture payable and any unpaid interest and fees (See
Note 6) as follows: i) $106,902 on May 16, 2008; ii) $100,000 on June 16, 2008;
and iii) $100,000 on July 16, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the three months ended March 31, 2008 and notes thereto contained elsewhere in this report.

GENERAL

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

CURRENT BUSINESS OPERATIONS

STOCK PURCHASE AND OPTION AGREEMENT

On March 26, 2008, our board of directors, pursuant to unanimous written consent resolutions approved the execution of a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and 20% owned by Americo de Castro, director and President of our subsidiary Medlink Conectividade, and 80% owned by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, we sold to the Buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax Limited. Transax Limited owns 100% of the total issued and outstanding share of: (i) Medlink Conectividade; and (ii) Medlink.

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of Transax Limited's issued and outstanding (the "Initial Shares") with an option to sell the remaining 55 shares of the Transax Limited (the "Option"); and (ii) the Buyer agreed to us an aggregate purchase price of $3,200,000 for the Initial Shares. A total of $288,607 and $187,747 was received through March 31, 2008 and December 31, 2007, respectively. The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses. For the three months ended March 31, 2008, we received $0 of such reimbursement, and a total of $20,000 of reimbursement was received during the year ended December 31, 2007.

The remaining balance was to be paid as follows i) $32,000 of the initial deposit is due immediately; ii) $480,000 was due on March 31, 2008 and was paid in May 2008, and iii) the balance of $2,400,000 was due in twelve equal monthly payments of $200,000 commencing April 2008. In May 2008, the Agreement was amended. Accordingly, the remaining balance is due as follows:

      May 2008 .............................................    $  120,000
      June 2008 ............................................    $  150,000
      July 2008 ............................................    $  200,000
      August 2008 ..........................................    $  200,000
      September 2008 .......................................    $  250,000
      October 2008 .........................................    $  280,000
      Monthly payments of $200,000 from November 2008
           to April 2009 ...................................    $1,200,000

The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer has not paid the remaining initial deposit. At March 31, 2008, pursuant to the terms of the Agreement, as amended, the Company has a note receivable of $2,911,393 due from the Buyer and recorded a deferred gain on the sale of $288,607, which will be recognized into other income when collection is reasonably assured. At March 31, 2008, deferred gain on sale of minority interest consists of the following:

      Sale price of 45% interest in Transax Limited ..........   $ 3,200,000
      Less: note receivable balance at March 31, 2008 ........    (2,911,393)
                                                                 -----------
      Deferred gain on sale of minority interest in subsidiary   $   288,607
                                                                 ===========

The Option is exercisable by the Buyer during March and April 2009, subject to shareholder approval, to acquire the balance of our Medlink Connectividade operations (and its corresponding debt) by way of acquisition of the remaining 55 shares of the Transax Limited and certain licensing rights for Latin America, Spain and Portugal in exchange for further payments to us of approximately $2,400,000 in the form of twelve monthly payments of $200,000.

In accordance with the further terms and provisions of the Agreement, a performance bonus shall also be payable by the Buyer to us (the "Bonus") equal to 50% of the revenues received by Medlink Connectividade (converted monthly to US Dollar at the monthly average exchange rate as provided by the Central Bank of Brazil) with respect to transactions in excess of an aggregate of 678,076 executed during 2008 for Medlink Connectividade's customer Brandesco Saude. Buyer shall pay the Bonus to the extent due as follows: 40% of January 31, 2009, 20% on April 30, 2009, 20% on July 31, 2009, and 20% on October 31, 2009. The
Bonus shall be payable regardless of whether or not we elect to exercise the Option.

Granted to us is a perpetual, exclusive and sublicensable license to use all of the software and other intellectual property owned by Medlink (the "Intellectual Property") in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border and
(ii) Spain and Portugal.

As of the date of this Quarterly Report, the Buyer has not paid $32,000 of initial deposit.

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

We review the carrying value of property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or at least annually. Recoverability of long-lived assets is measured by the comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate, which is used to estimate the fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Software Development Costs - Under the criteria set forth in Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

Accounting for Stock Based Compensation - Effective January 1, 2006, we adopted SFAS 123(R), "Share Based Payment". SFAS 123(R) establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS 123(R), we recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The adoption of this pronouncement may have a material effect on our results of operations.

Revenue Recognition - Our revenues, from agreements which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and (4) collectability is probable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material effect on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers' shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings,
(d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition,
(g) earn-out arrangements may be required to be re-measured at fair value and
(h) recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect the Company's accounting for future business combinations following adoption on January 1, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Our net income during the three-month period ended March 31, 2008 was $739,863 compared to $402,005 during the three-month period ended March 31, 2007 (an increase of $337,858 or 84%).

During the three-month period ended March 31, 2008, we generated $1,480,964 in revenues compared to $1,186,226 in revenues generated during the three-month period ended March 31, 2007 (an increase of $294,738 or 24.8%). The increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis.

During the three-month period ended March 31, 2008, we incurred operating expenses in the aggregate amount of $1,355,585 compared to $1,072,326 incurred during the three-month period ended March 31, 2007 (an increase of $283,259 or 26.4%). The increase in operating expenses incurred during the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 resulted from: (i) an increase of $66,062 or 17.2% in cost of product support services resulting from the increase in revenues; (ii) an increase of $181,682 or 85.7% in compensation and related benefits associated with the increased operations of our MedLink operations; (iii) an increase of $15,487 or 43.0% based upon an increase in the amount of legal fees incurred; (iv) a decrease of $30,374 or 28.8% in management and consulting fees-related parties due to a decrease in use of management and a director/consultant needed to handle our operations; (v) a decrease in investor relations of $9,051 or 100.0% in investor relations; (vi) an increase of $8,176 or 9.8% in depreciation and amortization; and (vii) an increase of $51,277 or 21.2% in general and administrative expenses resulting from an increase in operating costs associated with our increased business revenues in 2008.

We reported income from operations of $125,379 during the three-month period ended March 31, 2008 as compared to $113,900 during the three-month period ended March 31, 2007 (an increase of $11,479 or 10.1%). During the three-month period ended March 31, 2008, we received other income of $614,484 compared to $288,105 during the three-month period ended March 31, 2007 (an increase of $326,379 or 113.3%). The increase in other income during the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 resulted primarily from the increased market value change ( approximately $281,000) in 2008 as compared to 2007 of the Company's derivative liabilities, which relates to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as a derivative instrument;

For the three-month period ended March 31, 2008, our net income was $739,863 compared to net income of $402,005 for the three-month period ended March 31, 2007.

During the three-month period ended March 31, 2008, we recorded a deemed and cumulative preferred stock dividend of $26,422 compared to $28,000 during the three-month period ended March 31, 2007, which relates to our Series A Preferred Stock.

We reported net income attributable to common shareholders of $713,441 during the three-month period ended March 31, 2008 as compared to $374,005 during the three-month period ended March 31, 2007. This translates to an overall basic earnings per-share available to shareholders of $0.02 and $0.01 for the three-month periods ended March 31, 2008 and 2007, respectively.

During the three-month period ended March 31, 2008, we recorded an unrealized foreign currency translation loss of ($68,690) compared to ($98,393) during the three-month period ended March 31, 2007. This resulted in comprehensive income during the three-month period ended March 31, 2008 of $671,173 compared to $303,612 during the three-month period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, our current assets were $1,129,171 and our current liabilities were $5,006,549, which resulted in a working capital deficit of $3,877,378. As of March 31, 2008, our total assets were $2,160,115 consisting of: (i) $180,010 in cash; (ii) $307,819 in prepaid expenses and other current assets; (iii) $641,342 in accounts receivable; (iv) $289,909 in net software development costs; (v) $738,425 in net property and equipment; and (vii) $2,610 in other assets. As at March 31, 2008, our total assets were $2,160,115 compared to $2,050,863 at December 31, 2007.

As of March 31, 2008, our total liabilities were $5,308,277 consisting of: (i) $2,532,033 in long-term and current portion of accounts payable and accrued expenses; (ii) $418,718 due to related parties; (iii) $243,857 in convertible loan to related party; (iv) $313,604 in loan payable to related party; (v) $225,000 in net convertible debenture payable; (vi) $621,974 in long-term and current portion of loans payable; (vii) $6,209 in warrant liability; (viii) $658,275 in convertible feature liability and (ix) $288,607 in deferred gain on sale of minority interest in subsidiary. As at March 31, 2008, our total liabilities were $5,308,277 compared to $5,907,918 at December 31, 2007. The decrease in total liabilities is due primarily to the decrease in our derivative liabilities.

Stockholders' deficiency decreased from ($3,857,055) at December 31, 2007 to ($3,148,162) at March 31, 2008.

For the three-month period ended March 31, 2008, net cash flow provided by operating activities was $30,819 compared to $150,257 for the three-month period ended March 31, 2007. The change in cash flows provided by operating activities is principally due an increase in accounts receivable of $148,171.

Net cash flows provided by investing activities amounted to $55,884 for the three-month period ended March 31, 2008 compared to net cash used in investing activities of $79,392 for the three-month period ended March 31, 2007. During the three-month period ended March 31, 2007, we capitalized software development costs of $79,392. During the three-month period ended March 31, 2008, we received proceeds of $120,000 from the sale of a minority interest ownership in Transax Limited offset by the acquisition of property and equipment of $64,116.

Net cash flows used in financing activities for the three-month period ended March 31, 2008 were $82,882 compared to $82,892 for the three-month period ended March 31, 2007, resulting primarily from repayment of loans.

PLAN OF OPERATION

YA GLOBAL INVESTMENTS ("YA GLOBAL")

On January 13, 2006, we entered into the Investment Agreement with YA Global. In accordance with the terms and provisions of the Investment Agreement: (i) we sold to YA Global 16,000 shares of our Series A Preferred for a total price of up to $1,600,000; (ii) the Series A Preferred Shares are senior to all common stock and all series of preferred stock; (iii) the holders of Series A Preferred Shares are entitled to receive dividends or distribution on a pro rata basis in the amount of seven percent (7%) per year which shall be paid in cash and shall be cumulative; and (iv) each Series A Preferred Share can be converted into shares of our common stock equal to the sum of the Liquidation Amount, which is defined as an amount equal to $100 per shares of Series A Preferred, plus accrued but unpaid dividends thereon, divided by the conversion price (which conversion price is defined to be equal to the lower of (a) $0.192 or (b) eighty percent (80%) of the lowest daily volume weighted average price of our common stock as determined by price quotations from Bloomberg, LP during the ten (10) trading days immediately preceding the date of conversion.

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

Certain negative covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of YA Global (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

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

On January 13, 2006, we entered into an Investment Agreement with YA Global (collectively, the "Parties"), pursuant to which we sold YA Global up to 16,000 shares of Series A Convertible Preferred Stock, no par value per share, (the "Series A Preferred Shares") which shall be convertible, at YA Global's discretion, into shares of our common stock or a total price of up to $1,600,000.

Of the 16,000 Series A Preferred Shares sold to YA Global, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consisted of $255,237 from the surrender of a pre-existing promissory note (as described below) and $544,763 of new funding of which we received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, we paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, we sold the remaining 8,000 shares of Series A Preferred Shares to YA Global for the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

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

In connection with the sale of the Series A Preferred Shares, on January 13, 2006, the Parties agreed that YA Global will surrender the promissory note issued by us to YA Global on May 17, 2005, in the principal amount of $255,237, in exchange for $255,237 of Series A Preferred Shares. As of January 13, 2006, the full amount outstanding under the Promissory Note was $255,237, plus accrued and unpaid interest of $0. As a result of the Parties' agreement, the Promissory Note was retired and canceled. The Parties also agreed to terminate the Securities Purchase Agreement and the Investor Registration Rights Agreement, each dated as of October 25, 2004, as well as the Pledge and Escrow Agreements, each dated as of October 21, 2004, that were entered into by the Parties in connection with the issuance of the promissory note.

Certain negative covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of YA Global (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

On January 13, 2006, we also issued to YA Global warrants to purchase up to 5,000,000 shares of our common stock. The first warrant issued to YA Global exercisable for 2,500,000 shares of common stock at an exercise price of $0.30 per share shall terminate after the five (5) year anniversary of the date of issuance. The second warrant issued to YA Global exercisable for 2,500,000 shares of common stock at an exercise price of $0.20 per share shall terminate after the five (5) year anniversary of the date of issuance.

During the three-month period ended March 31, 2008, we issued 3,346,108 shares of our common stock to YA Global in connection with the conversion of shares of Series A Preferred Stock. Subsequent to the three-month period ended March 31, 2008, we issued a further 1,795,455 shares of our common stock to YA Global. See "Part II. Item 1. Unregistered Sales of Securities and Use of Proceeds.

As of the date of this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our future success and viability, therefore, are dependent upon our ability to consummate the sale of our subsidiary, Medlink Connectividade and to subsequently further develop, provide and market our information network solutions to healthcare providers, health insurance companies and other end-users, and the continuing ability to generate capital financing. We are optimistic that we will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

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

Based upon a twelve (12) month work plan proposed by management, it is anticipated that such a work plan would require approximately $1,000,000 to $3,000,000 of financing designed to fund various commitments and business operations

In April 2005, we entered into a financing agreement with Scott and Heather Grimes, Joint Tenants with Right of Survivorship (the "Investor"). Under the terms of the financing arrangement with the Investor, we issued convertible debentures to the Investor in the original principal amount of $250,000. The debentures are convertible at the Investor's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price of our common stock for the five trading days immediately preceding the conversion date. The debentures have a two-year term and accrue interest at 5% per year. At maturity, the debentures will automatically convert into shares of our common stock at a conversion price equal to the lower of: (i) 120% of the closing bid price of our common stock on the date of the debentures, or (ii) 80% of the lowest closing bid price on our common stock for five trading days immediately preceding the conversion date. On July 13, 2006, the Investor converted $15,000 of the Debenture into 104,167 shares of our common stock and on October 31, 2006, the Investor converted $10,000 of the debenture into 151,515 shares of our common stock. On May 15, 2008, we entered into an agreement with Scott and Heather Grimes to repay the outstanding convertible debenture payable and any unpaid interest and fees as follows: (i) $106,902 on May 16, 2008; (ii) $100,000 on June 16, 2008; and (iii) $100,000 on July 16,
2008.

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

We believe that we can satisfy our cash requirements for the next twelve (12) months based on our ability to consummate the sale of our subsidiary, Medlink Connectividade, and to enter into additional financing arrangements as necessary. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us for fiscal year 2008 is the aggregate principal amount of $175,000 and $63,621 and $42,621 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). Previously, the aggregate principal amounts of the Convertible Promissory Notes were $200,000 and $100,000, respectively. During March 2005, we modified the terms of the Convertible Promissory Notes: (i) $200,000 is due on March 31, 2007 and convertible into shares of our common stock at $0.125 per share together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years; and (ii) $100,000 is due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. On June 28, 2005 and September 30, 2005, the holders of the Convertible Promissory Notes partially exercised the respective conversion rights. As at March 31, 2008, an aggregate principal amount of $175,000 and interest in the amount of $68,857 and $63,621 remains due and owing under the Convertible Promissory Notes. As of the date of this Quarterly Report, the Convertible Promissory Notes are deemed in default and under re-negotiation with the lender.

LOAN - RELATED PARTY

A significant material liability for us for fiscal year 2008 is the aggregate amount of $151,834 and $169,384 in principal due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month compounded, had an initial term of twelve months and was repayable quarterly in arrears. On September 25, 2007, Mr. Walters agreed to extend the Loans for an additional twelve months until March 4, 2008. Additionally, during fiscal year 2007, we borrowed $80,000 from Mr. Walters. We incurred a loan fee of $5,000 and an additional fee of approximately $7,756, which has been included in interest expense. For the three-month periods ended March 31, 2008 and 2007, we incurred $8,812 and $9,061, respectively, in interest related to these loans. At March 31, 2008 and December 31, 2007, $51,903 and $43,091 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $313,604 and $292,475, respectively.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2008 is the amounts due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the three-month periods ended March 31, 2008 and 2007, we incurred $55,866 and $46,905, respectively, in management fees. At March 31, 2008 and December 31, 2007, $381,983 and $371,932 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective April 2006, we pay monthly to Mr. Walters an aggregate amount of $15,000 as compensation for managerial and consulting services he provides.

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

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2008 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At Marcfh 31, 2008 and December 31, 2007, these deficiencies, plus interest and penalties, amounted to approximately $1,173,000 and $1,080,000, respectively.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. At December 31, 2007, approximately $758,900 of our INSS and other taxes are to be repaid over periods from eight to fifty months. The payment program requires us to pay a monthly fixed amount of approximately $9,000. During 2006 we entered into a payment program for $246,000 of other taxes to be repaid over a period of sixty months. At March 31, 2008, the future payments due to the Brazilian authorities are as follows: (i) 2009 - $1,138,683; (ii) 2010 - $26,351; and
(iii) 2011 - $8,150.

MEDLINK CONNECTIVIDADE LOAN PAYABLE

Significant liabilities for us are the several loans and credit lines with financial institutions. The loan require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink Connectividade, and are due through July 2009. As at March 31, 2008 and December 31, 2007, the loans payable to these financial institution aggregated $621,974 and $652,804, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). The Brazilian Reais is the functional currency of our subsidiary. The fluctuation of exchange rates of the Reais may have positive or negative impacts on our results of operations. However, since all sales revenue and expenses of our subsidiary company is denominated in Reais, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary company attributable to us.

INTEREST RATE

Interest rates in Brazil have been unstable and Brazil has suffered from very high inflation rates during the 1980s, which lead the country to change currency several times. Brazilians were used to dealing with Cruzeiros until 1986. That year, an economic plan cur three zeros from the bills and changed the current to Cruzado. A few years later, another three zeros were dropped and the Brazilians were introduced to the Cruzados Novos. In the 1990s, the Cruzados Novos were retired and were turned into Cruzeiros Reais. In 1994, after the deployment of a new monetary plan, the new currency, called Real or Reais, came into existence. Since 1994, inflation has been maintained at normalized levels (2003: consumer prices rose by about 8%; in 2008, the inflation target is around 9%), and the Brazilian citizen has had the opportunity for the first time in a long period to get accustomed to a stable currency. Any loans in Brazil would relate mainly to trade payables and would be short-term. However, were interest rates to rise, any debt incurred in Brazil could have a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on such evaluation, and as described in greater detail below, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective:

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of March 31, 2008, and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff, on a consolidated basis, is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

As of the date of this Quarterly Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board.

Our Board has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

AUDIT COMMITTEE FINANCIAL EXPERT

As of the date of this Quarterly Report, our Board has determined that we do not have an audit committee financial expert nor do we have an audit committee.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal" claims. At March 31, 2008 and December 31, 2007, we have accrued approximately $202,000 and $199,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2008 and subsequent up to the date of this Quarterly Report, we have issued to YA Global Investments an aggregate of 5,141,563 shares of our common stock upon conversion of the Series A preferred stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1     Section 1350 certification of Chief Executive Officer
32.2     Section 1350 certification of Chief Financial Officer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSAX INTERNATIONAL LIMITED

Dated: May 20, 2008                  By: /s/ STEPHEN WALTERS
                                         -------------------
                                         Stephen Walters, President/Chief
                                         Executive Officer and Director

Dated: May 20, 2008                  By: /s/ ADAM WASSERMAN
                                         ------------------
                                         Adam Wasserman, Chief Financial Officer