Form 10-Q
period 2008-06-30
TRANSAX INTERNATIONAL LTD
filed 2008-08-20
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended June 30, 2008

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 47,717,963 shares of common stock are issued and outstanding as of August 14, 2008.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2008

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  37

Item 4   Controls and Procedures. ..........................................  38

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  40

Item 1A. Risk Factors. .....................................................  40

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  41

Item 3.  Defaults Upon Senior Securities. ..................................  41

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  41

Item 5.  Other Information. ................................................  41

Item 6.  Exhibits. .........................................................  41

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

                                     TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                                                            JUNE 30,      DECEMBER 31,
                                                                                              2008            2007
                                                                                          ------------    ------------
                                                                                           (UNAUDITED)      (AUDITED)
                                         ASSETS

CURRENT ASSETS:
  Cash ................................................................................   $    423,864    $    175,938
  Accounts receivable (net of allowance for doubtful accounts of $0) ..................        689,613         487,397
  Prepaid expenses and other current assets ...........................................        446,600         277,992
                                                                                          ------------    ------------

     TOTAL CURRENT ASSETS .............................................................      1,560,077         941,327

SOFTWARE DEVELOPMENT COSTS, net .......................................................        250,624         347,063
PROPERTY AND EQUIPMENT, net ...........................................................        877,765         757,673
OTHER ASSETS ..........................................................................          2,610           4,800
                                                                                          ------------    ------------

     TOTAL ASSETS .....................................................................   $  2,691,076    $  2,050,863
                                                                                          ============    ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ....................................................   $    944,531    $    600,440
  Convertible debenture payable, net ..................................................              -         225,000
  Accounts payable and accrued expenses ...............................................      2,299,362       2,184,678
  Deposit on sale of minority interest ................................................              -         187,747
  Deferred gain on sale of minority interest in subsidiary ............................        858,607               -
  Due to related parties ..............................................................        311,449         406,052
  Warrant liability ...................................................................         17,402         153,134
  Convertible feature liability .......................................................        909,531       1,280,100
  Loans payable - related party .......................................................        317,346         292,475
  Convertible loan - related party ....................................................        249,093         238,621
                                                                                          ------------    ------------

     TOTAL CURRENT LIABILITIES ........................................................      5,907,321       5,568,247

LOANS PAYABLE, NET OF CURRENT PORTION .................................................          4,998          52,364
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION .........................        258,285         287,307
                                                                                          ------------    ------------

     TOTAL LIABILITIES ................................................................      6,170,604       5,907,918
                                                                                          ------------    ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
    14,690 and 15,330 shares issued and outstanding at June 30, 2008 and
    December 31, 2007, respectively; liquidation preference $1,469,000 at June 30, 2008      1,353,039       1,417,039
  Common stock $.00001 par value; 100,000,000 shares authorized;
    43,549,341 and 34,632,778 shares issued and outstanding at June 30, 2008
    and December 31, 2007, respectively ...............................................            435             346
  Paid-in capital .....................................................................      8,372,202       8,013,632
  Accumulated deficit .................................................................    (13,475,019)    (13,313,435)
  Accumulated other comprehensive income ..............................................        269,815          25,363
                                                                                          ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT ......................................................     (3,479,528)     (3,857,055)
                                                                                          ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................................   $  2,691,076    $  2,050,863
                                                                                          ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements

                                                           3

                                     TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                                           FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                          ----------------------------    ----------------------------
                                                              2008            2007            2008            2007
                                                          ------------    ------------    ------------    ------------
REVENUES ..............................................   $  1,730,992    $  1,337,676    $  3,211,956    $  2,523,902
                                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of product support services ....................        649,149         575,449       1,099,645         959,883
  Compensation and related benefits ...................        417,089         221,363         810,676         433,268
  Professional fees ...................................         26,005          42,791          77,499          78,798
  Management and consulting fees - related parties ....         79,460         107,312         154,441         212,667
  Investor relations ..................................              -           9,227               -          18,278
  Depreciation and amortization .......................         81,616          83,284         173,419         166,911
  General and administrative ..........................        579,234         344,889         872,458         586,836
                                                          ------------    ------------    ------------    ------------

     TOTAL OPERATING EXPENSES .........................      1,832,553       1,384,315       3,188,138       2,456,641
                                                          ------------    ------------    ------------    ------------

(LOSS) INCOME FROM OPERATIONS .........................       (101,561)        (46,639)         23,818          67,261
                                                          ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Other income (expenses) .............................              -          81,640               -          67,620
  Foreign currency exchange loss ......................              -          (1,610)        (12,317)        (12,927)
  (Loss) gain from derivative liabilities .............       (527,543)        (51,095)        211,642         407,398
  Interest expense ....................................       (165,232)       (161,481)       (263,568)       (292,293)
  Interest expense - related party ....................         (8,977)        (10,518)        (23,025)        (24,757)
                                                          ------------    ------------    ------------    ------------

     TOTAL OTHER INCOME (EXPENSES) ....................       (701,752)       (143,064)        (87,268)        145,041
                                                          ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES .....................       (803,313)       (189,703)        (63,450)        212,302

PROVISION FOR INCOME TAXES ............................        (98,134)              -         (98,134)              -
                                                          ------------    ------------    ------------    ------------

NET (LOSS) INCOME .....................................       (901,447)       (189,703)       (161,584)        212,302

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDENDS .......        (25,498)        (28,000)        (51,920)        (56,000)
                                                          ------------    ------------    ------------    ------------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS .   $   (926,945)   $   (217,703)   $   (213,504)   $    156,302
                                                          ============    ============    ============    ============

COMPREHENSIVE (LOSS) INCOME:
  NET (LOSS) INCOME ...................................   $   (901,447)   $   (189,703)   $   (161,584)   $    212,302

  OTHER COMPREHENSIVE (LOSS) INCOME
    Unrealized foreign currency translation gain (loss)        304,987         (48,988)        244,452        (147,381)
                                                          ------------    ------------    ------------    ------------

  COMPREHENSIVE (LOSS) INCOME .........................   $   (596,460)   $   (238,691)   $     82,868    $     64,921
                                                          ============    ============    ============    ============

NET (LOSS) INCOME PER COMMON SHARE:
BASIC .................................................   $      (0.02)   $      (0.01)   $          -    $          -
                                                          ============    ============    ============    ============
DILUTED ...............................................   $      (0.02)   $      (0.01)   $          -    $          -
                                                          ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC .................................................     42,121,669      32,030,511      39,242,158      32,030,511
                                                          ============    ============    ============    ============
DILUTED ...............................................     42,121,669      32,030,511      39,242,158      69,144,147
                                                          ============    ============    ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements

                                                           4

                          TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                            FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                          ----------------------
                                                                             2008         2007
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) .....................................................   $(161,584)   $ 212,302
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization ....................................     173,419      166,911
     Amortization of software maintenance costs .......................      96,439      121,390
     Deposit on sale of minority interest  applied to professional fees     (20,000)           -
     Amortization of deferred debt issuance costs .....................           -        4,783
     Amortization of debt discount ....................................           -       31,250
     Gain from derivative liabilities .................................    (211,642)    (407,398)

Changes in assets and liabilities:
     Accounts receivable ..............................................    (137,786)     (66,998)
     Prepaid expenses and other current assets ........................    (128,522)      (9,652)
     Other assets .....................................................       2,190            -
     Accounts payable and accrued expenses ............................     (45,696)     146,657
     Accrued interest payable, related party ..........................      35,343       27,886
     Due to related parties ...........................................     (94,603)     105,810
     Accounts payable and accrued expenses  - long-term ...............     (57,437)     (63,684)
                                                                          ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................    (549,879)     269,257
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of minority interest .............................     978,607            -
  Capitalized software development costs ..............................           -     (155,744)
  Acquisition of property and equipment ...............................    (206,039)           -
                                                                          ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................     772,568     (155,744)
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) of loans ...............................     215,209     (213,273)
  Repayment of convertible debt .......................................    (225,000)           -
  Proceeds from loan - related party ..................................           -       50,000
                                                                          ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES .................................      (9,791)    (163,273)
                                                                          ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................      35,028        2,963
                                                                          ---------    ---------

NET INCREASE (DECREASE) IN CASH .......................................     247,926      (46,797)

CASH, BEGINNING OF YEAR ...............................................     175,938       71,501
                                                                          ---------    ---------

CASH, END OF PERIOD ...................................................   $ 423,864    $  24,704
                                                                          =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ..............................................   $  95,531    $ 250,681
                                                                          =========    =========
  Cash paid for income taxes ..........................................   $       -    $       -
                                                                          =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock converted to common stock ..................   $  64,000    $       -
                                                                          =========    =========
  Derivative liability reclassified to equity upon conversion .........   $ 294,659    $       -
                                                                          =========    =========

      The accompanying notes are an integral part of these consolidated financial statements

                                                5

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

The Company, primarily through its wholly-owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink Conectividade") is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its 55% owned subsidiary, Transax Limited, and Transax Limited's wholly-owned subsidiaries Medlink Conectividade, and MTI. All significant material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The adoption of SFAS No. 157 did not have a material impact on the Company's fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses level 2 inputs to value its derivative liabilities (See Note 6 and 7).

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company's results of operations, cash flows or financial positions.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2008 and December 31, 2007, the allowance for doubtful accounts was $0.

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically and politically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had revenues from two major customers during each of the six months ended June 30, 2008 and 2007 that accounted for approximately 81%, or $2,595,000 and 90%, or $2,271,000 of the revenues, respectively. For the six months ended June 30, 2008, these two major customers accounted for 42% and 39% of revenues, respectively. For the six months ended June 30, 2007, these two major customers accounted for 47% and 43% of revenues, respectively. At June 30, 2008, the same major customers accounted for 40% and 39% of the total accounts receivable balance outstanding, respectively. At December 31, 2007, the same major customers accounted for 47% and 35%, of the total accounts receivable balance outstanding, respectively.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of June 30, 2008, bank deposits in the United States exceeded federally insured limits by $205,663. At June 30, 2008, the Company had deposits of $118,201 in banks in Brazil which may not be insured. Historically, we have not experienced any losses on our deposits of cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2008 and December 31, 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives, which range from 2 to 10 years. Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations, while major repairs are capitalized.

Long-Lived Assets

Long-lived assets are reviewed annually for possible impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Management recorded no impairment charges of long-lived assets during each of the six months ended June 30, 2008 and 2007.

Income Taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversal of reserves may be necessary. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to net operating loss carry forwards available, no provision for income taxes has been recorded for the U.S. entities for the six months ended June 30, 2008 and 2007. The Company has not recorded any deferred taxes at June 30, 2008 and December 31, 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On January 1, 2007, we adopted the provisions of the FASB's Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109" ("FIN 48") which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Brazilian Real ("R$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2008 and 2007 was $35,028 and $2,963, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at June 30, 2008 and December 31, 2007 were translated at 1.5919 R$ to $1.00 and at 1.7713 R$ to $1.00, respectively. Equity accounts are stated at their historical rate. In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in Emerging Issues Task Force ("EITF") issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered "conventional". EITF 00-19 and EITF issue No. 05-2, "The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19," defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. . Management determined that Series A convertible preferred stock was not "conventional," and the Company considered all aspects of EITF 00-19, paragraphs 12-33.

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments under SFAS 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives were valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at June 30, 2008 and December 31, 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the basic income (loss) per share, while giving effect to all potentially dilutive shares of common stock that were outstanding during the period, such as common stock issuances that could result from the exercise or conversion of securities (options or warrants). The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. The following table presents a reconciliation of basic and diluted earnings per share:

                                                    For the Three Months         For the Six Months
                                                       Ended June 30,              Ended June 30,
                                                     2008          2007          2008          2007
                                                  ----------    ----------    ----------    -----------
Net income (loss) attributable to common
shareholders for basic and diluted earnings per
share .........................................   $ (926,945)   $ (217,703)   $ (213,504)   $   156,302
                                                  ==========    ==========    ==========    ===========

Weighted average shares outstanding - basic ...   42,121,669    32,030,511    39,242,158     32,030,511
Effect of dilutive securities
   Unexercised options and warrants ...........            -             -             -              -
   Convertible debentures .....................            -             -             -      5,113,636
   Convertible loan payable - related party ...            -             -             -              -
   Convertible preferred stock ................            -             -             -     32,000,000
                                                  ----------    ----------    ----------    -----------
Weighted average shares outstanding- diluted ..   42,121,669    32,030,511    39,242,158     69,144,147
                                                  ==========    ==========    ==========    ===========
Earnings per share  - basic ...................   $    (0.02)   $    (0.01)   $        -    $         -
                                                  ==========    ==========    ==========    ===========
Earnings per share  - diluted .................   $    (0.02)   $    (0.01)   $        -    $         -
                                                  ==========    ==========    ==========    ===========

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

                                     Three months ended          Six months ended
                                          June 30,                    June 30,
                                 -------------------------   -------------------------
                                    2008           2007          2008          2007
                                 -----------   -----------   -----------   -----------
Stock options ................     3,425,000     2,825,000     3,425,000     2,825,000
Stock warrants ...............    11,502,500    12,502,500    11,502,500    12,502,500
Convertible debt .............             -     5,113,636             -             -
Convertible debt-related party     1,400,000     1,400,000     1,400,000     1,400,000
Convertible preferred stock ..   183,625,000    32,000,000   183,625,000             -
                                 -----------   -----------   -----------   -----------
     Total ...................   199,952,500    53,841,136   199,962,500    16,727,500
                                 ===========   ===========   ===========   ===========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

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

Advertising

Advertising costs are expensed when incurred. For the six months ended June 30, 2008 and 2007, advertising expense was deemed not material.

Comprehensive Income (Loss)

The Company follows SFAS 130, "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2008 and 2007 included net income and foreign currency translation adjustments only.

Research and Development

Research and development costs are expensed as incurred. For the six months ended June 30, 2008 and 2007, research and development costs were deemed not material.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net earnings attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of those instruments and activities on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement". FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants". Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $13,475,019, and has a stockholders' deficit of $3,479,528 and a working capital deficit of $4,347,244 at June 30, 2008. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2008 and December 31, 2007, these deficiencies (including interest and penalties) amounted to approximately $1,448,000 and $1,080,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. Additionally, the Company sold 45% of it operating subsidiary and the Buyer has an option to acquire the remaining 55%. Upon the sale of its operating subsidiary, the Company will have no operating activities. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

                                               2008            2007
                                            -----------    -----------
         Computer Equipment .............   $ 1,770,323    $ 1,501,682
         Software .......................       788,281        607,919
         Office Furniture and Equipment .        30,545         22,685
         Vehicle ........................        51,197         46,011
         Other ..........................        23,669         19,232
                                            -----------    -----------
                                              2,664,015      2,197,529
         Accumulated Depreciation .......    (1,786,250)    (1,439,856)
                                            -----------    -----------
                                            $   877,765    $   757,673
                                            ===========    ===========

For the six months ended June 30, 2008 and 2007, depreciation expense amounted to $173,419 and $166,911, respectively.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Capitalized software development costs consisted of the following at June 30, 2008 and December 31, 2007:

                                                 2008           2007
                                              ---------      ---------
         Software development costs .....     $ 707,823      $ 707,823
         Accumulated amortization .......      (457,199)      (360,760)
                                              ---------      ---------
                                              $ 250,624      $ 347,063
                                              =========      =========

For the six months ended June 30, 2008 and 2007, amortization of development costs amounted to $96,439 and $121,390, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loan- Related Party
-------------------------------

At June 30, 2008 and December 31, 2007, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. In 2005, the Company modified the terms of its convertible loans to this related party. Under the modified terms, $75,000 of principal due under the convertible loans was due on March 31, 2007 and the remaining principal of $100,000 was due on April 30, 2007. These loans are convertible into the Company's common stock at $0.125 per share. For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum compounded monthly. At June 30, 2008 and December 31, 2007, interest due on these two loans amounted to $74,093 and $63,621 and the aggregate principal amount due is $175,000. During the six months ended June 30, 2008 and 2007, the Company incurred $10,471 and $10,414, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties
----------------------

For the six months ended June 30, 2008 and 2007, the Company incurred $109,251 and $91,905, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors agreed to increase the compensation of this officer/director from $15,000 per month to $17,500 per month. At June 30, 2008 and December 31, 2007, $278,139 and $371,932 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheet. The amount due is unsecured, non-interest bearing and payable on demand.

For the six months ended June 30, 2008 and 2007, the Company incurred $24,690 and $24,262, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees
- related party on the accompanying consolidated statements of operations. At June 30, 2008 and December 31, 2007, $30,810 and $34,120 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets.

For the six months ended June 30, 2008 and 2007, the Company incurred $17,500 and $24,500, respectively, in consulting fees to an officer of the Company. At June 30, 2008 and December 31, 2007, $2,500 and $0 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheet.

For the six months ended June 30, 2008, the Company incurred $3,000 in director fees to a director of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

Loans Payable - Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $181,700 and $169,384 at June 30, 2008 and December 31, 2007, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. On September 25, 2007, the officer agreed to extend this loan for an additional twelve months until March 4, 2008. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007, the Company borrowed $80,000 from this officer. This loan accrues 1.0% interest per month, (12% per annum), and are due on demand. In connection with the two loans, for the six months ended June 30, 2007, the Company incurred a loan fee of $5,000 which has been included in interest expense - related party on the accompanying statement of operations. For the six months ended June 30, 2008 and 2007, the Company incurred $12,554 and $9,343, respectively, in interest related to these loans. At June 30, 2008 and December 31, 2007, $55,646 and $43,091 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $317,346 and $292,475, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 6 - FINANCING ARRANGEMENTS

Loans Payable
-------------

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink Conectividade, and are due through July 2009. At June 30, 2008 and December 31, 2007, loans payable to these financial institutions aggregated $849,529 and $652,804, respectively.

Convertible Debenture Payable
-----------------------------

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Scott and Heather Grimes, Joint Tenants - with Rights of Survivorship ("Grimes"). Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Grimes in the original principal amount of $250,000. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures had a two-year term and accrue interest at 5% per year.

Prior to May 15, 2008, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative with a corresponding value recorded as a liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheets. The gains and losses recorded from changes in the fair value of the liability for derivative contracts has been recorded as a component of other income /(expense) in the consolidated statements of operations.

At the end of each reporting period and through May 15, 2008, the Company revalued the convertible feature of these derivative liabilities and the unexpired warrant. For the six months ended June 30, 2008 and 2007, the Company recorded a gain (loss) on valuation of these derivative liability and warrants of $(41,939) and $66,352, respectively. Amortization of debt discount for the six months ended June 30, 2008 and 2007 was $0 and $31,250, respectively, and is included in interest expense. Amortization of debt offering costs for the six months ended June 30, 2008 and 2007 was $0 and $4,783, respectively, and is included in interest expense. At May 15, 2008, pursuant to an agreement, the convertible debt is payable in cash. Accordingly, the remaining derivative liability at May 15 , 2008 of $257,058 was reclassified to paid in capital. At June 30, 2008, the estimated fair values of the convertible feature derivative liabilities and warrants are $0 and $0, respectively. At December 31, 2007, the estimated fair values of the convertible feature derivative liabilities and warrants were $215,119 and $239. These liabilities were reflected as a conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debentures Payable (continued)
------------------------------------------

On May 15, 2008, the Company entered into an agreement with Grimes to repay the outstanding convertible debenture payable and any unpaid interest and fees as follows: i) $106,902 on May 16, 2008; ii) $100,000 on June 16, 2008; and iii)
$100,000 on July 16, 2008. At June 30, 2008, remaining debt outstanding to Grimes amounted to $100,000 was reflected in current portion of loans payable and was subsequently paid in July 2008.

At the valuation date of May 15, 2008 and December 31, 2007, the following assumptions were applied to the convertible debt and warrants:

                                           2008             2007
                                        ----------    -----------------
         Market price ...............     $0.004           $0.065
         Exercise price of debt .....     $0.002       $0.036 to $0.20
         Term .......................   0.25 years    0.25 - 0.50 years
         Volatility .................      174%             114%
         Risk-free interest rate ....      1.55%        3.36% - 3.49%

The convertible debenture liability is as follows at June 30, 2008 and December 31, 2007:

                                                      2008       2007
                                                    --------   --------
         Convertible debentures payable .........   $      -   $225,000
         Less: unamortized discount on debentures          -          -
                                                    --------   --------
                                                    $      -   $225,000
                                                    ========   ========

For the six months ended June 30, 2008 and 2007, the related gain or loss from derivative liabilities is as follows:

                                                                   Preferred
                                                   Convertible       stock
                                                      debt       (See Note 7)     Total
                                                   -----------   ------------    --------
                    2008
                    ----
Change in fair value of derivative liabilities      $(41,939)      $253,581      $211,642
                                                    --------       --------      --------

Total gain from derivative liabilities .......      $(41,939)      $253,581      $211,642
                                                    ========       ========      ========
                    2007
                    ----
Change in fair value of derivative liabilities      $ 66,352       $341,046      $407,398
                                                    --------       --------      --------

Total gain from derivative liabilities .......      $ 66,352       $341,046      $407,398
                                                    ========       ========      ========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

(a) The Company has the right to redeem (unless otherwise prevented by law), with three (3) business days advance written notice (the "Redemption Notice"), any shares of Series A Preferred Shares provided that the closing bid price of the of the Company's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Company shall pay an amount equal to One Hundred Fifteen percent (115%) of the Liquidation Amount, plus accrued but unpaid dividends thereon (the "Redemption Amount"). The Company shall deliver to the holder the Redemption Amount on the third (3rd) business day after the Redemption Notice. After receipt of a Redemption Notice, the holder shall be entitled to continue to convert outstanding shares of Series A Preferred Shares until the Redemption Price is received, subject to the conversion limitations as defined. The Company may not redeem these shares under any other circumstances.

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

Of the 16,000 Series A Preferred Shares to be sold 8,000 were sold to YA Global on January 13, 2006 and had a purchase price of $800,000, which consisted of $255,237 from the surrender of a pre-existing promissory note and $544,763 of new funding, from which the Company received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, the Company paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, the Company sold the remaining 8,000 shares to YA Global, at the purchase price of $800,000 and received proceeds of $728,000 (net of placement fees of $72,000).

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)

In 2006, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, "Accounting for Registration Payment Arrangements", the Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheet. Based on management's analysis, the Company does not believe that any additional penalty is due under the Investor Registration Rights Agreement.


In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. At June 30, 2008 and 2007, the Company revalued the ECF and warrants resulting in a gain on derivative liability of $253,581 and $341,046 for the six months ended June 30, 2008 and 2007, respectively (See Note 6).

At June 30, 2008, the estimated fair value of the ECF and warrants was $909,531 and $17,402, respectively. At December 31, 2007, the estimated fair value of the ECF and warrants was $1,064,981 and $152,895, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of June 30, 2008 and December 31, 2007, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

                                         2008               2007
                                   ---------------   ------------------
         Dividend rate .........          0%                 0%
         Term (in years) .......   1 to 2.55 years   1.05 to 3.05 years
         Volatility ............         174%               114%
         Risk-free interest rate    2.36% - 2.63%       3.05% - 4.03%

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

On May 14, 2008, the Company issued 1,900,000 shares of its common stock upon conversion of 38 shares of Series A preferred stock.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

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

A summary of the status of the Company's outstanding stock options as of June 30, 2008 and changes during the period ending on that date is as follows:

                                              Six Months Ended June 30, 2008
                                              ------------------------------
                                              Number of      Weighted Average
                                               Options        Exercise Price
                                              ----------     ----------------
Stock options
-------------
Balance at beginning of year ..............    3,425,000           $0.25
Granted ...................................            -               -
Exercised .................................            -               -
Forfeited .................................            -               -
                                              ----------           -----
Balance at June 30, 2008 ..................    3,425,000           $0.25
                                              ==========           =====

Options exercisable at end of period ......    3,425,000           $0.25
                                              ==========           =====

Weighted average fair value of options
granted during the year ...................                        $   -
                                                                   =====

The following table summarizes information about employee and consultants stock options outstanding at June 30, 2008:

                Options Outstanding                       Options Exercisable
----------------------------------------------------   -------------------------
                             Weighted
               Number         Average       Weighted        Number      Weighted
Range of   Outstanding at    Remaining      Average    Exercisable at    Average
Exercise      June 30,       Contractual    Exercise      June 30,      Exercise
  Price         2008        Life (Years)      Price         2008         Price
--------   --------------   ------------   ---------   --------------   --------
$  0.50        1,050,000        0.12       $   0.50         1,050,000   $   0.50
$  0.20          425,000        1.50           0.20           425,000       0.20
$  0.15        1,350,000        2.25           0.15         1,350,000       0.15
$  0.06          600,000        4.41           0.06           600,000       0.06
           --------------                  ---------   --------------   --------
               3,425,000                   $   0.25         3,425,000   $   0.25
           ==============                  =========   ==============   ========

As of June 30, 2008 and December 31, 2007, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of June 30, 2008 and activities during the period then ended is as follows:

                                              Six Months Ended June 30, 2008
                                              ------------------------------
                                                                 Weighted
                                               Number of          Average
                                               Warrants        Exercise Price
                                              -----------      --------------
      Warrants
      Balance at beginning of year ......      11,902,500          $0.50
      Granted ...........................               -              -
      Exercised .........................               -              -
      Forfeited .........................        (400,000)          0.20
                                              -----------          -----
      Balance at June 30, 2008 ..........      11,502,500          $0.51
                                              ===========          =====

The following information applies to all warrants outstanding at June 30, 2008:

               Warrants Outstanding                      Warrants Exercisable
----------------------------------------------------   -------------------------
                             Weighted
                              Average       Weighted                    Weighted
Range of                     Remaining      Average                      Average
Exercise                     Contractual    Exercise                    Exercise
  Price        Shares       Life (Years)      Price       Shares         Price
--------   --------------   ------------   ---------   -------------   ---------
$   1.00        4,100,000       0.12       $    1.00       4,100,000   $    1.00
$   0.30        2,500,000       2.54            0.30       2,500,000        0.30
$   0.20        4,902,500       1.73            0.20       4,902,500        0.20
           --------------                  ---------   -------------   ---------
               11,502,500                  $    0.51      11,502,500   $    0.51
           ==============                  =========   =============   =========

NOTE 8 - SALE OF MINORITY INTEREST IN SUBSIDIARY

On March 26, 2008, the board of directors of the Company, pursuant to unanimous written consent resolutions, approved the execution of a stock purchase and option agreement (the "Agreement") with Engetech, Inc., (the "Buyer"). In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited ("Transax Sub"). Transax Sub owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade and (ii) MTI.

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000, $220,000 of which was to have been paid by December 31, 2007 as a deposit. Of this amount, approximately $188,000 was received by the Company by December 31, 2007 and at December 31, 2007 was reflected as a liability on the accompanying consolidated balance sheet as a deposit on sale of minority interest. In March 2008, the Company collected an additional $120,000 of the purchase price. The remaining balance was to be paid as follows i) $32,000 of the initial deposit is due immediately; ii) $480,000 was due on March 31, 2008 and was paid in May 2008, and iii) the balance of $2,400,000 was due in twelve equal monthly payments of $200,000 commencing April 2008.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 8 - SALE OF MINORITY INTEREST IN SUBSIDIARY (CONTINUED)

In May 2008, the Agreement was amended. Accordingly, the remaining balance is due as follows:

         May 2008 ........................................   $  120,000
         June 2008 .......................................      150,000
         July 2008 .......................................      200,000
         August 2008 .....................................      200,000
         September 2008 ..................................      250,000
         October 2008 ....................................      280,000
         Monthly payments from November 2008 to April 2009    1,200,000
                                                             ----------
                          Total ..........................   $2,400,000
                                                             ==========

Through June 30, 2008, the Company received additional proceeds of $90,000. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer has not paid the remaining initial deposit and is in default on its payments of principal and interest. At June 30, 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,341,393 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at June 30, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of minority interest of $858,607, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer. At June 30, 2008, deferred gain on sale of minority interest consists of the following:

     Sale price of 45% interest in Transax Limited ..........   $ 3,200,000
     Less: note receivable balance at June 30, 2008 .........    (2,341,393)
                                                                -----------
     Deferred gain on sale of minority interest in subsidiary   $   858,607
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

Pursuant to the amended agreement, interest shall accrue at an annual rate of 18% on past due amounts and the Buyer will be in default if payments are more that 15 days late from the payment due date. Additionally, the Buyer may use positive cash flows from the Medlink operations to pay down the note receivable balance, subject to certain restrictions as defined in the amended agreement as contingent upon the Buyer's exercise of its option to acquire the remaining 55% of Transax Sub. If the Buyer does not exercise its option to acquire the balance of 55% of the Transax Sub shares, then the Company would reduce the Buyer's 45% ownership proportionally by the portion of shares paid by Medlink net income or the Buyer has a 60-day option to repay the amount due back to Medlink to maintain a 45% equity interest in Transax Sub.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

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

As of the date of this report, the Buyer is in default by approximately $612,000 including $32,000 from the initial payment due and $580,000 in periodic payments.

NOTE 9 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations. The Company operates in the United States, Brazil and Mauritius. Substantially all of the Company's assets are located in Brazil.

                                                   Six Months ended
                                                        June 30,
                                               --------------------------
                                                   2008          2007
                                               -----------    -----------
   Revenues to unaffiliated customers:
           Brazil ..........................   $ 3,211,956    $ 2,523,902
                                               -----------    -----------
   Operating Expenses:
           Brazil ..........................     2,807,460      2,028,886
           USA .............................       382,395        411,334
           Australia .......................             -              -
           Mauritius .......................         1,283         16,421
                                               -----------    -----------
        Total Operating Expenses ...........     3,188,138      2,456,641
                                               -----------    -----------
   Income from operations ..................        23,818         67,261
                                               -----------    -----------
   Other income (expenses) and income taxes:
           Brazil ..........................      (259,404)      (183,061)
           USA .............................       172,136        337,901
           Australia .......................             -         (9,799)
                                               -----------    -----------
                                                   (87,268)       145,041
                                               -----------    -----------

      Provision for income taxes - Brazil ..       (98,134)             -
                                               -----------    -----------

      Net (loss) income as reported ........   $  (161,584)   $   212,302
                                               -----------    -----------

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal' claims. At June 30, 2008 and December 31, 2007, the Company has accrued approximately $222,000 and $199,000, respectively, related to these lawsuits. The outcome of these clams is uncertain at this time.

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2008 and December 31, 2007, these deficiencies, plus interest and penalties, amounted to approximately $1,447,000 and $1,080,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security ("INSS") taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. However, there is no certainty that the Brazilian authorities will enter into similar plans in the future for the remaining non-negotiated balances due or any future taxes due. The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

NOTE 11 - SUBSEQUENT EVENTS

On July 21, 2008, the Company issued 2,032,258 shares of its common stock upon conversion of 126 shares of Series A preferred stock.

On July 31, 2008, the Company issued 2,136,364 shares of its common stock upon conversion of 47 shares of Series A preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements for the six months ended June 30, 2008 and notes thereto contained elsewhere in this report.

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

CURRENT BUSINESS OPERATIONS

STOCK PURCHASE AND OPTION AGREEMENT

On March 26, 2008, our board of directors, pursuant to unanimous written consent resolutions approved the execution of a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and 20% owned by Americo de Castro, director and President of our subsidiary, Medlink Conectividade, and 80% owned by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, we sold to the Buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax Limited. Transax Limited owns 100% of the total issued and outstanding shares of: (i) Medlink Conectividade; and (ii) Medlink.

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of Transax Limited's issued and outstanding (the "Initial Shares") with an option to purchase the remaining 55 shares of Transax Limited (the "Option"); and (ii) the Buyer agreed to pay us an aggregate purchase price of $3,200,000 for the Initial Shares. A total of $865,381 and $187,747 was received through June 30, 2008 and December 31, 2007, respectively. The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses. For the six months ended June 30, 2008, we received $0 of such reimbursement, and a total of $20,000 of reimbursement was received during the year ended December 31, 2007.

The remaining balance was to be paid as follows i) $32,000 of the initial deposit is due immediately; ii) $480,000 was due on March 31, 2008 and was paid in May 2008, and iii) the balance of $2,400,000 was due in twelve equal monthly payments of $200,000 commencing April 2008. Due to a default in payments by the Buyer, in May 2008, the Agreement was amended and, accordingly, the remaining balance is due as follows:

         May 2008 ........................................   $  120,000
         June 2008 .......................................      150,000
         July 2008 .......................................      200,000
         August 2008 .....................................      200,000
         September 2008 ..................................      250,000
         October 2008 ....................................      280,000
         Monthly payments from November 2008 to April 2009    1,200,000
                                                             ----------
                                                             $2,400,000
                                                             ==========

Through June 30, 2008, the Company received additional proceeds of $90,000. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer has not paid the remaining initial deposit and is default on its payments of principal and interest. At June 30, 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,334,619 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying balance sheets. Accordingly, at June 30, 2008, the Company's balance sheets reflect a deferred gain on the sale of $858,607, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer. At June 30, 2008, deferred gain on sale of minority interest consists of the following:

     Sale price of 45% interest in Transax Limited ..........   $ 3,200,000
     Less: note receivable balance at June 30, 2008 .........    (2,341,393)
                                                                -----------
     Deferred gain on sale of minority interest in subsidiary   $   858,607
                                                                ===========

Pursuant to the amended agreement, interest shall accrue at an annual rate of 18% on past due amounts and the Buyer will be in default if payments are more that 15 days late from the payment due date. Additionally, the Buyer may use positive cash flows from the Medlink operation to pay down the note receivable balance, subject to certain restriction as defined in the amended agreement as contingent upon the Buyer's exercise of its option to acquire the remaining 55% of Transax Sub. If the Buyer does not exercise its option to acquire the balance of 55% of the Transax Sun shares, then the Company would reduce the Buyer's 45% ownership proportionally by the portion of shares paid by Medlink net income or the Buyer has a 60-day option to repay the amount due back to Medlink to maintain a 45% equity interest in Transax Sub.

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

Impairment - We review the carrying value of property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or, at least annually. Recoverability of long-lived assets is measured by the comparison of the carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate, which is used to estimate the fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

Accounting for Stock Based Compensation - We have adopted SFAS 123(R), "Share Based Payment". SFAS 123(R) establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS 123(R), we recognize the cost resulting from all stock-based payment transactions including, shares issued under our stock option plans, in the financial statements over the term of the services being rendered to the Company.

Revenue Recognition - Our revenues, from agreements which do not require any significant production, modification or customization for the Company's targeted customers and that do not have multiple elements, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable, and; (4) collectability is probable.

Substantially all of our revenues are derived from the processing of applications by healthcare providers for approval of healthcare services for patients from insurance carriers. Our software, or hardware devices containing our software, are installed at the healthcare provider's location. We offer transaction services to authorize and adjudicate identity of the patient and obtain "real time" approval for any necessary medical procedure from the insurance carrier. Our transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material effect on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations" and SFAS 160, "Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51".." These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers' shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings,
(d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition,
(g) earn-out arrangements may be required to be re-measured at fair value and
(h) recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect our accounting for future business combinations following adoption on January 1, 2009.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Our net loss for the six-months ended June 30, 2008 was $161,584 compared to net income of $212,302 for the six-month period ended June 30, 2007 (a decrease of $373,886 or 176.1%).

During the six-month period ended June 30, 2008, we generated $3,211,956 in revenues compared to $2,523,902 in revenues generated during the six-month period ended June 30, 2007 (an increase of $608,054 or 27.26%). The increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at the healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis.

During the six-month period ended June 30, 2008, we incurred operating expenses in the aggregate amount of $3,188,138 compared to $2,456,641 incurred during the six-month period ended June 30, 2007 (an increase of $731,497 or 29.78%). The increase in operating expenses incurred during the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 resulted from: (i) an increase of $139,762 or 14.56% in cost of product support services resulting from the increase in revenues; (ii) an increase of $377,408 or 87.11 % in compensation and related benefits associated with the increased operations of our MedLink operations; (iii) a decrease of $1,299 or 1.67% based on a decrease in the amount of professional fees incurred; (iv) a decrease of $58,226 or 27.4% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations;
(v) a decrease in investor relations of $18,278 or 100.0% in investor relations;
(vi) an increase of $6,508 or 3.90% in depreciation and amortization; and (vii) an increase of $285,622 or 48.7% in general and administrative expenses primarily resulting from an increase in operating costs associated with our increased business revenues in 2008.

We reported income from operations of $23,818 during the six-month period ended June 30, 2008 as compared to $67,261 during the six-month period ended June 30, 2007 due to the factors previously discussed.

During the six-month period ended June 30, 2008, we incurred other expense of ($87,268), compared to other income of $145,041 during the six-month period ended June 30, 2007 (an decrease of $232,309 or 160.2%). The variance change during for six-month period ended June 30, 2008, compared to the six-month period ended June 30, 2007 resulted primarily from the six-month period change in the fair value of the Company's derivative liabilities positions of $211,642 gain in 2008, as compared to 2007 ($407,398 gain). This change is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as derivative instruments.

For the six-month period ended June 30, 2008, our loss before income taxes was $63,450 compared to income before taxes of $212,302 for the six-month period ended June 30, 2007. During the six-month period ended June 30, 2008, we recorded a tax provision of $98,134 for Brazilian income taxes (2007: $-0-), resulting in a net loss of $161,584 compared to net income of $212,302.

During the six-month period ended June 30, 2008, we recorded a deemed and cumulative preferred stock dividend of $51,920 compared to $56,000 during the six-month period ended June 30, 2007, which related to our cumulative dividends on the Series A Preferred Stock.

We reported net loss attributable to common shareholders of ($213,504) during the six-month period ended June 30, 2008 as compared to net income attributable to common shareholders of $156,302 during the six-month period ended June 30, 2007. This translates to an overall loss per-share available to shareholders of $0.01 and $0.00 for each of the six-month periods ended June 30, 2008 and 2007, respectively.

During the six-month period ended June 30, 2008 and 2007, we recorded an unrealized foreign currency translation gain of $244,452 compared to an a loss of $147,381, respectively. This resulted in comprehensive income during the six-month period ended June 30, 2008 of $82,868 compared to $64,921 at June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our current assets were $1,560,077 and our current liabilities were $5,907,321, which resulted in a working capital deficit of $4,347,244. As of June 30, 2008, our total assets were $2,691,076 consisting of:
(i) $423,864 in cash; (ii) $446,600 in prepaid expenses and other current assets; (iii) $689,613 in accounts receivable; (iv) $250,624 in net software development costs; (v) $877,765 in net property and equipment; and (vii) $2,610 in other assets. As at June 30, 2008, our total assets were $2,691,076 compared to $2,050,863 at December 31, 2007.

As of June 30, 2008, our total liabilities were $6,170,604 consisting of: (i) $2,557,647 in long-term and current portion of accounts payable and accrued expenses; (ii) $311,449 due to related parties; (iii) $249,093 in convertible loan to related party; (iv) $317,346 in loan payable to related party; (v) $949,529 in long-term and current portion of loans and convertible debentures payable; (vi) $17,402 in warrant liability; (vii) $909,531 in convertible feature liability and (viii) $858,607 in deferred gain on sale of minority interest in subsidiary. As at June 30, 2008, our total liabilities were $6,170,604 compared to $5,907,918 at December 31, 2007. The increase in total liabilities is due primarily to an increase in deferred gain on the sale of our subsidiary offset by the decrease in our derivative liabilities.

Stockholders' deficit decreased from $3,857,055 at December 31, 2007 to $3,479,528 at June 30, 2008.

For the six-month period ended June 30, 2008, net cash flow used in operating activities was ($549,879) compared to net cash provided by operating activities of $269,257 for the six-month period ended June 30, 2007. The change in cash flows provided by operating activities is principally due an increase in accounts receivable of $70,788 and of $118,870 in prepaid expenses and other current assets as well as an increase in cash used to reduce accounts payable and accrued expenses, to fund out net loss, and to reduce due to related parties.

Net cash flows provided by investing activities amounted to $772,568 for the six-month period ended June 30, 2008 compared to net cash used in investing activities of ($155,744) for the six-month period ended June 30, 2007. During the six-month period ended June 30, 2008, we received proceeds of $978,607 from the sale of a minority interest ownership in Transax Limited offset by the acquisition of property and equipment of $206,039. During the six-month period ended June 30, 2007, we capitalized software development costs of $155,744.

Net cash flows used in financing activities for the six-month period ended June 30, 2008 were ($9,791) compared to ($163,273) for the six-month period ended June 30, 2007, resulting primarily from repayment of convertible debt.

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

YA GLOBAL INVESTMENTS ("YA GLOBAL")

On January 13, 2006, we entered into an Investment Agreement with YA Global (collectively, the "Parties"), pursuant to which we sold YA Global up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the "Series A Preferred Shares") for a total price of up to $1,600,000. The Series A Preferred Shares shall be convertible, at YA Global's discretion, into shares of our common stock..

Of the 16,000 Series A Preferred Shares to be sold to YA Global, 8,000 Series A Preferred Shares had a purchase price of $800,000, which consisted of $255,237 from the surrender of a pre-existing promissory note (as described below) and $544,763 of new funding of which we received net proceeds of $495,734 after the payment of placement fees of $49,029. Additionally, we paid approximately $25,000 in legal fees with the proceeds of this financing. On May 8, 2006, we sold the remaining 8,000 shares of Series A Preferred Shares to YA Global for the purchase price of $800,000 and received net proceeds of $728,000 (net of placement fees of $72,000).

In connection with the Investment Agreement, the Parties entered into an Investor Registration Rights Agreement (the "IRRA"), dated January 13, 2006, pursuant to which the Parties agreed that, in the event the Registration Statement is not filed within thirty (30) days from the date we file our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Filing Deadline") or is not declared effective by the Securities and Exchange Commission within ninety (90) days of the date of the IRRA (the "Effective Deadline"), or if after the Registration Statement had been declared effective by the Securities and Exchange Commission, sales cannot be made pursuant to the Registration Statement, then as relief for the damages to any holder of Registrable Securities (as defined in the IRRA) by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), we would pay as liquidated damages to the holder, at the holder's option, either a cash amount or shares of our common stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as liquidated damages for each thirty
(30) day period or any part thereof after the Filing Deadline or the Effective Deadline as the case may be. Any liquidated damages payable hereunder shall not limit, prohibit or preclude the holder from seeking any other remedy available to it under contract, at law or in equity. We shall pay any liquidated damages hereunder within three (3) business days of the holder making written demand. It shall also become an event of default under the IRRA if the Registration Statement is not declared effective by the Securities and Exchange Commission within one-hundred twenty (120) days from the date of the IRRA. We initially filed our Registration Statement with the Securities and Exchange Commission on May 9, 2006. As of the date of this Quarterly Report, the Registration Statement has not been declared effective by the Securities and Exchange Commission. We do not have any intent to re-file our registration statement. In 2006, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, "Accounting for Registration Payment Arrangements", the Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheet. Based on management's analysis, the Company does not believe that any additional penalty is due under the Investor Registration Rights Agreement.

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

During the six-month period ended June 30, 2008, we issued 8,916,563 shares of our common stock to YA Global in connection with the conversion of shares of Series A Preferred Stock. Subsequent to the six-month period ended June 30, 2008, we issued a further 4,168,622 shares of our common stock to YA Global. See "Part II. Item 1. Unregistered Sales of Securities and Use of Proceeds.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A significant material liability for us at June 30, 2008 is the aggregate principal amount of $175,000 and $74,093 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes were due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. As at June 30, 2008, an aggregate principal amount of $175,000 and interest in the amount of $74,093 remains due and owing under the Convertible Promissory Notes. As of the date of this Quarterly Report, the Convertible Promissory Notes are deemed in default and under re-negotiation with the lender.

LOAN - RELATED PARTY

A significant material liability for us at June 30, 2008 is the aggregate amount of $317,346 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month compounded, had an initial term of twelve months and was repayable quarterly in arrears. On September 25, 2007, Mr. Walters agreed to extend the Loans for an additional twelve months until March 4, 2008. At June 30, 2008, this loan is in default. During the 2007 period, we incurred a loan fee of $5,000 and an additional fee of approximately $7,756, which has been included in interest expense. For the six-month periods ended June 30, 2008 and 2007, we incurred $12,554 and $14,343, respectively, in interest related to these loans. At June 30, 2008 and December 31, 2007, $55,646 and $43,091 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $317,346 and $292,475, respectively.

CONSULTING AGREEMENT

A significant and estimated material liability for us for fiscal year 2008 is the amounts due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the six-month periods ended June 30, 2008 and 2007, we incurred $109,251 and $91,905, respectively, in management fees. At June 30, 2008 and December 31, 2007, $278,139 and $371,932 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A significant and estimated material liability for us for fiscal year 2008 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At June 30, 2008 and December 31, 2007, these deficiencies, plus interest and penalties, amounted to approximately $1,448,000 and $1,080,000, respectively.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. At June 30, 2008, approximately $1,418 of our INSS and other taxes are to be repaid within a 12 month period. At June 30, 2008, the future payments due to the Brazilian authorities are as follows: (i) 2009 - $1,418,456; (ii) 2010 - $29,251.

MEDLINK CONNECTIVIDADE LOAN PAYABLE AND OTHER LOANS PAYABLE

At June 30, 2008, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil and a $100,000 loan outstanding related to our previous outstanding convertible debt. The Brazil loans require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink Connectividade, and are due through July 2009. As at June 30, 2008 and December 31, 2007, the loans payable to these financial institutions and others aggregated $949,529 and $652,804, respectively.

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

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). The Brazilian Real is the functional currency of our subsidiary. The fluctuation of exchange rates of the Real may have positive or negative impacts on our results of operations. However, since all revenue and expenses of our subsidiary company is denominated in Real, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary company attributable to us.

INTEREST RATE AND INFLATION

Interest rates in Brazil were unstable and Brazil has suffered from very high inflation rates during the 1980s, which led the country to change currency several times. Since 1994, inflation has been maintained at normalized levels (2003: consumer prices rose by about 8%; in 2008, the inflation target is around 9%), and the Brazilian citizen has had the opportunity for the first time in a long period to get accustomed to a stable currency. Any loans in Brazil would relate mainly to trade payables and would be short-term. However, were interest rates to rise, any debt incurred in Brazil could have a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of June 30, 2008, and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil's accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, the majority of our internal accounting staff, on a consolidated basis, is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

      o We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in Brazil, we were not able to hire sufficient internal audit resources before June 30 ,, 2008. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during first half of our fiscal year that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal" claims. At June 30, 2008 and December 31, 2007, we have accrued approximately $222,000 and $199,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

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

ITEM 1A. RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six-month period ended June 30, 2008 and subsequent up to the date of this Quarterly Report, we have issued to YA Global Investments an aggregate of 13,085,185 shares of our common stock upon conversion of the Series A preferred stock.

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


                                        TRANSAX INTERNATIONAL LIMITED

Dated: August 19, 2008                  By: /s/ STEPHEN WALTERS
                                            -------------------
                                            Stephen Walters, President/Chief
                                            Executive Officer and Director

Dated: August 19, 2008                  By: /s/ ADAM WASSERMAN
                                            ------------------
                                            Adam Wasserman,
                                            Chief Financial Officer