Form 10-Q
period 2008-09-30
TRANSAX INTERNATIONAL LTD
filed 2008-11-19
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended September 30, 2008

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 52,398,756 shares of common stock are issued and outstanding as of November 14, 2008.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2008

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----

                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements. .............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  37

Item 4   Controls and Procedures. ..........................................  38

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  41

Item 1A. Risk Factors. .....................................................  41

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  41

Item 3.  Defaults Upon Senior Securities. ..................................  41

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  41

Item 5.  Other Information. ................................................  41

Item 6.  Exhibits. .........................................................  41

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

                           TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                                                       September 30,   December 31,
                                                                           2008            2007
                                                                       ------------    ------------
                                                                        (Unaudited)      (Audited)
                               ASSETS

CURRENT ASSETS:
  Cash .............................................................   $    160,790    $    175,938
  Accounts receivable (net of allowance for doubtful accounts of $0)        660,154         487,397
  Prepaid expenses and other current assets ........................        355,956         277,992
                                                                       ------------    ------------

     TOTAL CURRENT ASSETS ..........................................      1,176,900         941,327

SOFTWARE DEVELOPMENT COSTS, net ....................................        188,866         347,063
PROPERTY AND EQUIPMENT, net ........................................        910,180         757,673
OTHER ASSETS .......................................................          2,610           4,800
                                                                       ------------    ------------

     TOTAL ASSETS ..................................................   $  2,278,556    $  2,050,863
                                                                       ============    ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable .................................   $    678,327    $    600,440
  Convertible debenture payable, net ...............................              -         225,000
  Accounts payable and accrued expenses ............................      1,943,471       2,184,678
  Deposit on sale of minority interest .............................              -         187,747
  Deferred gain on sale of minority interest in subsidiary .........        937,700               -
  Due to related parties ...........................................        305,116         406,052
  Warrant liability ................................................          6,121         153,134
  Convertible feature liability ....................................        817,254       1,280,100
  Loans payable - related party ....................................        304,896         292,475
  Convertible loan - related party .................................        254,386         238,621
                                                                       ------------    ------------

     TOTAL CURRENT LIABILITIES .....................................      5,247,271       5,568,247

LOANS PAYABLE, NET OF CURRENT PORTION ..............................              -          52,364
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION ......        195,759         287,307
                                                                       ------------    ------------

     TOTAL LIABILITIES .............................................      5,443,030       5,907,918
                                                                       ------------    ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized; 14,517 and 15,330 shares issued and outstanding at
   September 30, 2008 and December 31, 2007, respectively;
   liquidation preference $1,451,700 at September 30, 2008 .........      1,335,739       1,417,039
  Common stock $.00001 par value; 100,000,000 shares authorized;
  47,717,963 and 34,632,778 shares issued and outstanding at
   September 30, 2008 and December 31, 2007, respectively ..........            477             346
  Paid-in capital ..................................................      8,395,494       8,013,632
  Accumulated deficit ..............................................    (13,440,277)    (13,313,435)
  Accumulated other comprehensive income ...........................        544,093          25,363
                                                                       ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT ...................................     (3,164,474)     (3,857,055)
                                                                       ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...................   $  2,278,556    $  2,050,863
                                                                       ============    ============

       The accompanying notes are an integral part of these consolidated financial statements

                                                  3

                                       TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                             For the Three Months Ended        For the Nine Months Ended
                                                                    September 30,                     September 30,
                                                           ------------------------------    ------------------------------
                                                                2008             2007             2008             2007
                                                           -------------    -------------    -------------    -------------
REVENUES ...............................................   $   1,774,551    $   1,328,636    $   4,986,507    $   3,852,538
                                                           -------------    -------------    -------------    -------------

OPERATING EXPENSES:
  Cost of product support services .....................         738,657          580,372        1,838,302        1,540,255
  Compensation and related benefits ....................         442,008          219,465        1,252,684          652,733
  Professional fees ....................................          16,687           17,496           94,186           96,294
  Management and consulting fees - related parties .....          74,985           71,365          229,426          284,032
  Investor relations ...................................           1,000            9,700            1,000           27,978
  Depreciation and amortization ........................          87,593          105,592          261,012          272,503
  General and administrative ...........................         504,664          438,258        1,377,122        1,025,094
                                                           -------------    -------------    -------------    -------------

     TOTAL OPERATING EXPENSES ..........................       1,865,594        1,442,248        5,053,732        3,898,889
                                                           -------------    -------------    -------------    -------------

INCOME (LOSS) FROM OPERATIONS ..........................         (91,043)        (113,612)         (67,225)         (46,351)
                                                           -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES):
  Other income (expenses) ..............................               -          (52,871)               -           14,749
  Foreign currency exchange loss .......................          15,536           (9,166)           3,219          (22,093)
  Gain from derivative liabilities .....................          97,524          331,500          309,166          738,898
  Interest expense,net .................................          24,956          (49,756)        (238,612)        (342,049)
  Interest expense - related party .....................          (8,379)         (20,093)         (31,404)         (44,850)
                                                           -------------    -------------    -------------    -------------

     TOTAL OTHER INCOME (EXPENSES) .....................         129,637          199,614           42,369          344,655
                                                           -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES ......................          38,594           86,002          (24,856)         298,304

PROVISION FOR INCOME TAXES .............................          (3,852)        (145,462)        (101,986)        (145,462)
                                                           -------------    -------------    -------------    -------------

NET INCOME (LOSS) ......................................          34,742          (59,460)        (126,842)         152,842

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDENDS ........         (25,556)         (27,790)         (77,476)         (83,790)
                                                           -------------    -------------    -------------    -------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ..   $       9,186    $     (87,250)   $    (204,318)   $      69,052
                                                           =============    =============    =============    =============

COMPREHENSIVE INCOME (LOSS):
  NET INCOME (LOSS) ....................................   $      34,742    $     (59,460)   $    (126,842)   $     152,842

  OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized foreign currency translation gain (loss)         274,278          147,064          518,730             (317)
                                                           -------------    -------------    -------------    -------------

  COMPREHENSIVE INCOME (LOSS) ..........................   $     309,020    $      87,604    $     391,888    $     152,525
                                                           =============    =============    =============    =============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC ................................................   $           -    $           -    $           -    $           -
                                                           =============    =============    =============    =============
  DILUTED ..............................................   $           -    $           -    $           -    $           -
                                                           =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC ................................................      46,534,216       32,299,923       41,690,594       32,121,302
                                                           =============    =============    =============    =============
  DILUTED ..............................................     100,000,000       32,299,923       41,690,594       72,988,284
                                                           =============    =============    =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements

                                                              4

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                         ----------------------
                                                                            2008         2007
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ....................................................   $(126,842)   $ 152,842
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
     Depreciation and amortization ...................................     261,012      272,503
     Amortization of software maintenance costs ......................     158,197      176,264
     Deposit on sale of minority interest applied to professional fees     (20,000)           -
     Amortization of deferred debt issuance costs ....................           -        4,783
     Amortization of debt discount ...................................           -       31,250
     Gain from derivative liabilities ................................    (309,166)    (738,898)

Changes in assets and liabilities:
     Accounts receivable .............................................    (237,078)    (102,922)
     Prepaid expenses and other current assets .......................    (111,853)     (24,834)
     Other assets ....................................................       2,190            -
     Accounts payable and accrued expenses ...........................     (58,861)     453,665
     Accrued interest payable, related party .........................      28,186       57,144
     Due to related parties ..........................................    (100,936)     138,727
     Accounts payable and accrued expenses - long-term ...............     (79,437)    (113,165)
                                                                         ---------    ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ..................    (594,588)     307,359
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of minority interest ............................     937,700            -
  Capitalized software development costs .............................           -     (254,409)
  Acquisition of property and equipment ..............................    (497,924)     (36,713)
                                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................     439,776     (291,122)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) of loans ..............................      84,200     (125,205)
  Repayment of convertible debt ......................................    (225,000)           -
  Proceeds from loan - related party .................................           -       80,000
                                                                         ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES ................................    (140,800)     (45,205)
                                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................     280,464        4,584
                                                                         ---------    ---------

NET DECREASE IN CASH .................................................     (15,148)     (24,384)

CASH, BEGINNING OF YEAR ..............................................     175,938       71,501
                                                                         ---------    ---------

CASH, END OF PERIOD ..................................................   $ 160,790    $  47,117
                                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .............................................   $ 234,448    $ 297,602
                                                                         =========    =========
  Cash paid for income taxes .........................................   $       -    $       -
                                                                         =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock converted to common stock .................   $  81,300    $  11,092
                                                                         =========    =========
  Derivative liability reclassified to equity upon conversion ........   $ 300,693    $       -
                                                                         =========    =========

     The accompanying notes are an integral part of these consolidated financial statements

                                                5

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

The Company, primarily through its 55% owned d subsidiary, Medlink Conectividade em Saude Ltda ("Medlink Conectividade") is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Miami, Florida and Rio de Janeiro, Brazil.

On March 26, 2008, the Company executed a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte (the "Buyer"). In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., ("MTI") a Mauritius corporation (See Note 8).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its 55% owned subsidiary, Transax Limited, and Transax Limited's wholly-owned subsidiaries Medlink Conectividade, and MTI. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary, in its opinion, for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-KSB annual report for the year ended December 31, 2007.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

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

The adoption of SFAS No. 157 did not have a material impact on the Company's fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses level 2 inputs to value its derivative liabilities (See Notes 6 and 7).

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2008 and December 31, 2007, the allowance for doubtful accounts was $0.

The Company's principal business activities are located in Brazil. Although Brazil is considered to be economically and politically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

The Company had revenues from two major customers during each of the nine months ended September 30, 2008 and 2007 that accounted for approximately 79.9%, or $3,981,700 and 89.1%, or $3,433,449 of the revenues, respectively. For the nine months ended September 30, 2008, these two major customers accounted for 40.7% and 39.1% of net revenues, respectively. For the nine months ended September 30, 2007, these two major customers accounted for 49.5% and 39.6% of revenues, respectively. At September 30, 2008, the same major customers accounted for 33.2% and 38.3% of the total accounts receivable balance outstanding, respectively. At December 31, 2007, the same major customers accounted for 47% and 35%, of the total accounts receivable balance outstanding, respectively.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2008, bank deposits in the United States did not exceed federally insured limits of $250,000. At September 30, 2008, the Company had deposits of $28,128 in banks in Brazil which may not be insured. Historically, we have not experienced any losses on our deposits of cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2008 and December 31, 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment, net

Property and equipment, net, is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives, which range from 2 to 10 years. Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed as incurred, while major repairs are capitalized.

Long-Lived Assets

Long-lived assets are reviewed annually for possible impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Management recorded no impairment charges of long-lived assets during each of the nine months ended September 30, 2008 and 2007.

Income Taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversal of reserves may be necessary. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to net operating loss carry forwards available, no provision for income taxes has been recorded for the U.S. entities for the nine months ended September 30, 2008 and 2007. The Company has not recorded any deferred taxes at September 30, 2008 and December 31, 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On January 1, 2007, the Company adopted the provisions of the FASB's Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109", ("FIN 48"), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real ("R$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2008 and 2007 was $160,464 and $4,584, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at September 30, 2008 and December 31, 2007 were translated at 1.9143 R$ to $1.00 and at 1.7713 R$ to $1.00, respectively. Equity accounts are translated at their historical rate. In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation," and are included in determining net income or loss.

Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency exchange rate volatility could adversely affect the Company's operations. Changes in the valuation of the Brazilian Real in relation to the U.S. dollar may have significant effects on the Company's consolidated financial statements.

Revenue Recognition

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable; and (4) collectability is probable.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

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

Accounting for Conversion Features and Warrants issued with Preferred Stock

The Company issued 16,000 shares of convertible Series A preferred stock, (see
Note 6 and Note 7), which contained an Embedded Conversion Feature, ("ECF"), and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all three criteria of paragraph 12:
(1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in Emerging Issues Task Force ("EITF") issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered "conventional". EITF 00-19 and EITF issue No. 05-2, "The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19," defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. . Management considered all aspects of EITF 00-19, paragraphs 12-33 and determined that Series A convertible preferred stock was not conventional as defined.

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments under SFAS 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives were valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at September 30, 2008 and December 31, 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

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

                                                  For the Three Months        For the Nine Months
                                                   Ended September 30,        Ended September 30,
                                                   2008          2007         2008          2007
                                               ------------   ----------   ----------   ------------
Net income (loss) attributable to common
shareholders for basic and diluted earnings
per share ..................................   $      9,186   $  (87,250)  $ (204,318)  $     69,052
                                               ============   ==========   ==========   ============

Weighted average shares outstanding - basic      46,534,216   32,299,923   41,690,594     32,121,302
Effect of dilutive securities
   Unexercised options and warrants ........              -            -            -              -
   Convertible debentures ..................              -            -            -      5,357,143
   Convertible loan payable - related party               -            -            -              -
   Convertible preferred stock .............     53,465,784            -            -     35,509,839
                                               ------------   ----------   ----------   ------------
Weighted average shares outstanding- diluted    100,000,000   32,299,923   41,690,594     72,988,284
                                               ============   ==========   ==========   ============
Earnings per share  - basic ................   $          -   $        -   $        -   $          -
                                               ============   ==========   ==========   ============
Earnings per share  - diluted ..............   $          -   $        -   $        -   $          -
                                               ============   ==========   ==========   ============

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

                                    Three months ended           Nine months ended
                                       September 30,                September 30,
                                 -------------------------   -------------------------
                                    2008           2007          2008          2007
                                 -----------   -----------   -----------   -----------
Stock options ................     2,375,000     2,825,000     2,375,000     2,825,000
Stock warrants ...............     7,402,500    11,902,500     7,402,500    11,902,500
Convertible debt .............             -     5,357,143             -             -
Convertible debt-related party     1,400,000     1,400,000     1,400,000     1,400,000
Convertible preferred stock ..   853,856,716    35,509,839   907,312,500             -
                                 -----------   -----------   -----------   -----------
     Total ...................   865,034,216    56,994,482   918,490,000    16,127,500
                                 ===========   ===========   ===========   ===========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

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

Advertising

Advertising costs are expensed when incurred. For the nine months ended September 30, 2008 and 2007, advertising expense was deemed to be not material.

Comprehensive Income (Loss)

The Company follows SFAS 130, "Reporting Comprehensive Income" to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net earnings and all changes to the statements of stockholders' deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2008 and 2007 included net earnings and unrealized foreign currency translation adjustments only.

Research and Development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2008 and 2007, research and development costs were deemed to be not material.

Recent Authoritative Pronouncements

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net earnings attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $13,440,277, and has a stockholders' deficit of $3,164,474 and a working capital deficit of $4,070,371 at September 30, 2008. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2008 and December 31, 2007, these deficiencies (including interest and penalties) amounted to approximately $1,214,000 and $1,080,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. Additionally, the Company sold 45% of its operating subsidiary and the Buyer has an option to acquire the remaining 55%. Upon the sale of its operating subsidiary, the Company will have no continuing operations. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

                                               2008            2007
                                           -----------     -----------
         Computer Equipment ...........    $ 1,512,676     $ 1,501,682
         Software .....................        822,313         607,919
         Office Furniture and Equipment         27,621          22,685
         Vehicle ......................         72,089          46,011
         Other ........................         20,999          19,232
                                           -----------     -----------
                                             2,455,698       2,197,529
         Accumulated Depreciation .....     (1,545,518)     (1,439,856)
                                           -----------     -----------
                                           $   910,180     $   757,673
                                           ===========     ===========

For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $261,012 and $272,503, respectively.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Capitalized software development costs consisted of the following at September 30, 2008 and December 31, 2007:

                                                 2008           2007
                                              ---------      ---------
         Software development costs .....     $ 707,823      $ 707,823
         Accumulated amortization .......      (518,957)      (360,760)
                                              ---------      ---------
                                              $ 188,866      $ 347,063
                                              =========      =========

For the nine months ended September 30, 2008 and 2007, amortization of development costs amounted to $158,197 and $176,264, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.


NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loan- Related Party
-------------------------------

At September 30, 2008 and December 31, 2007, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. In 2005, the Company modified the terms of its convertible loans to this related party and under the modified terms, payment in full was due by April 30, 2007. These loans are convertible into the Company's common stock at $0.125 per share. For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum computed at simple interest. At September 30, 2008 and December 31, 2007, interest due on these loans amounted to $79,386 and $63,621 and the aggregate principal amount due is $175,000. During the nine months ended September 30, 2008 and 2007, the Company incurred $15,764 and $15,707, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Parties
----------------------

For the nine months ended September 30, 2008 and 2007, the Company incurred $162,411 and $144,405, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors agreed to increase the compensation of this officer/director from $15,000 per month to $17,500 per month. At September 30, 2008 and December 31, 2007, $274,481 and $371,932 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheet. The amount due is unsecured, non-interest bearing and payable on demand.

For the nine months ended September 30, 2008 and 2007, the Company incurred $36,015 and $35,627, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations. At September 30, 2008 and December 31, 2007, $28,135 and $34,120 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets.

For the nine months ended September 30, 2008 and 2007, the Company incurred $25,000 and $32,000, respectively, in consulting fees to an officer of the Company. At September 30, 2008 and December 31, 2007, $2,500 and $0 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheet.

For the nine months ended September 30, 2008 and 2007, the Company incurred $6,000 and $72,000, respectively, in director and consulting fees to a director of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

Loans Payable - Related Party
-----------------------------

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $166,164 and $169,384 at September 30, 2008 and December 31, 2007, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. On September 25, 2007, the officer agreed to extend this loan for an additional twelve months until March 4, 2008. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007, the Company borrowed $80,000 from this officer. This loan accrues 1.0% non-compounding interest per month, (12% per annum), and is due on demand. In connection with the two loans, for the nine months ended September 30, 2007, the Company incurred a loan fee of $12,756 which has been included in interest expense - related party on the accompanying statement of operations. For the nine months ended September 30, 2008 and 2007, the Company incurred $15,640 and $29,143, respectively, in interest related to these loans. At September 30, 2008 and December 31, 2007, $58,732 and $43,091 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $304,896 and $292,475, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 6 - FINANCING ARRANGEMENTS

Loans Payable
-------------

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink Conectividade, and are due through July 2009. At September 30, 2008 and December 31, 2007, loans payable to these financial institutions aggregated $678,327 and $652,804, respectively.

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

At the end of each reporting period and through May 15, 2008, the Company revalued the convertible feature of these derivative liabilities and the unexpired warrant. For the nine months ended September 30, 2008 and 2007, the Company recorded a gain (loss) on valuation of these derivative liability and warrants of $(41,939) and $113,412, respectively. Amortization of debt discount for the nine months ended September 30, 2008 and 2007 was $0 and $31,250, respectively, and is included in interest expense. Amortization of debt offering costs for the nine months ended September 30, 2008 and 2007 was $0 and $4,783, respectively, and is included in interest expense. At May 15, 2008, pursuant to an agreement, the convertible debt is payable in cash. Accordingly, the remaining derivative liability at May 15 , 2008 of $257,058 was reclassified to paid in capital. At September 30, 2008, the estimated fair values of the convertible feature derivative liabilities and warrants are $0 and $0, respectively. At December 31, 2007, the estimated fair values of the convertible feature derivative liabilities and warrants were $215,119 and $239. These liabilities were reflected as a conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheets.

On May 15, 2008, the Company entered into an agreement with Grimes to repay the outstanding convertible debenture payable including interest and fees as follows: i) $106,902 on May 16, 2008; ii) $100,000 on June 16, 2008; and iii)
$100,000 on July 16, 2008. As of September 30, 2008, all remaining debt was paid in full.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debentures Payable (continued)
------------------------------------------

At the valuation date of May 15, 2008 and December 31, 2007, the following assumptions were applied to the convertible debt and warrants:

                                            2008             2007
                                         ----------    -----------------
         Market price ...............     $ 0.004          $ 0.065
         Exercise price of debt .....     $ 0.002       $0.036 to $0.20
         Term .......................    0.25 years    0.25 - 0.50 years
         Volatility .................       174%             114%
         Risk-free interest rate ....      1.55%        3.36% - 3.49%

The convertible debenture liability is as follows at September 30, 2008 and December 31, 2007:

                                                       2008        2007
                                                     --------    --------
         Convertible debentures payable .........    $      -    $225,000
         Less: unamortized discount on debentures           -           -
                                                     --------    --------
                                                     $      -    $225,000
                                                     ========    ========

For the nine months ended September 30, 2008 and 2007, the related gain or
(loss) from derivative liabilities is as follows:

                                     Convertible    Preferred stock
                                        debt          (See Note 7)       Total
                                     -----------    ---------------    ---------
         2008
         ----
Change in fair value of
 derivative liabilities .......       $ (41,939)       $ 351,105       $ 309,166
                                      ---------        ---------       ---------

Total gain (loss) from
 derivative liabilities .......       $ (41,939)       $ 351,105       $ 309,166
                                      =========        =========       =========

         2007
         ----
Change in fair value of
 derivative liabilities .......       $ 113,412        $ 625,486       $ 738,898
                                      ---------        ---------       ---------

Total gain from derivative
 liabilities ..................       $ 113,412        $ 625,486       $ 738,898
                                      =========        =========       =========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

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

On January 13, 2006, the Company entered into an Investment Agreement with YA Global Investments LP ("YA Global"), (the "Parties"), pursuant to which the Company agreed to sell to YA Global up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the "Series A Preferred Shares") which shall be convertible, at YA Global's discretion, into shares of the Company's common stock with a total market value of up to $1,600,000.

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

Subject to the terms and conditions of an Investor Registration Rights Agreement, the Company was required to prepare and file in 2006 and cause the Registration Statement to remain effective until all of the Registerable Securities have been sold. The Company filed its initial registration statement on Form SB-2 on May 9, 2006 and an amended SB-2/A registration statement on October 18, 2006. The registration statement was not declared effective. On November 13, 2008 the Company filed a Form RW withdrawing the registration statement.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

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

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. At September 30, 2008 and 2007, the Company revalued the ECF and warrants resulting in gains on derivative liability of $351,105 and $625,486 for the nine months ended September 30, 2008 and 2007, respectively (See Note 6).

At September 30, 2008, the estimated fair value of the ECF and warrants were liabilities of $817,254 and $6,121, respectively. At December 31, 2007, the estimated fair value of the ECF and warrants were liabilities of $1,064,981 and $152,895, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of September 30, 2008 and December 31, 2007, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

                                          2008                2007
                                   -----------------   ------------------
         Dividend rate                     0%                  0%
         Term (in years)           .30 to 2.28 years   1.05 to 3.05 years
         Volatility                       181%                114%
         Risk-free interest rate     1.03% - 2.28%        3.05% - 4.03%

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

In July 2008, the Company issued 4,168,622 shares of its common stock upon conversion of 173 shares of Series A preferred stock.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

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

A summary of the status of the Company's outstanding stock options as of September 30, 2008 and changes during the period ending on that date is as follows:

                                                   Nine months ended
                                                   September 30, 2008
                                             -------------------------------
                                              Number of     Weighted Average
                                               Options       Exercise Price
                                             -----------    ----------------
   Stock options
   Balance at beginning of year ..........     3,425,000         $0.25
   Granted ...............................             -             -
   Exercised .............................             -             -
   Forfeited .............................    (1,050,000)         0.50
                                             -----------         -----
   Balance at September 30, 2008 .........     2,375,000         $0.14
                                             ===========         =====

   Options exercisable at end of period ..     2,375,000         $0.14
                                             ===========         =====

   Weighted average fair value of
   options granted during the year .......                       $   -
                                                                 =====

The following table summarizes information about employee and consultants stock options outstanding at September 30, 2008:

                Options Outstanding                       Options Exercisable
----------------------------------------------------   -------------------------
                             Weighted
               Number         Average       Weighted        Number      Weighted
Range of Outstanding at Remaining Average Exercisable at Average Exercise September 30, Contractual Exercise September 30, Exercise
  Price         2008        Life (Years)      Price         2008         Price
--------   --------------   ------------   ---------   --------------   --------
$   0.20          425,000       1.25            0.20          425,000       0.20
$   0.15        1,350,000       2.00            0.15        1,350,000       0.15
$   0.06          600,000       4.16            0.06          600,000       0.06
           --------------                  ---------   --------------   --------
                2,375,000                  $    0.14        2,375,000   $   0.14
           ==============                  =========   ==============   ========

As of September 30, 2008 and December 31, 2007, there are no unrecognized compensation costs since all options granted under the stock option plans are vested.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of September 30, 2008 and activities during the period then ended is as follows:

                                                    Nine months ended
                                                    September 30, 2008
                                              ------------------------------
                                               Number of    Weighted Average
                                               Warrants      Exercise Price
                                              ----------    ----------------
         Warrants ........................
         Balance at beginning of year ....    11,902,500         $0.50
         Granted .........................             -             -
         Exercised .......................             -             -
         Forfeited .......................    (4,500,000)         0.93
                                              ----------         -----
         Balance at September 30, 2008         7,402,500         $0.23
                                              ==========         =====

The following information applies to all warrants outstanding at September 30, 2008:

               Warrants Outstanding                      Warrants Exercisable
----------------------------------------------------   -------------------------
                             Weighted
                              Average       Weighted                    Weighted
Range of                     Remaining      Average                      Average
Exercise                     Contractual    Exercise                    Exercise
  Price        Shares       Life (Years)      Price       Shares         Price
--------   --------------   ------------   ---------   -------------   ---------
$   0.30        2,500,000       2.29            0.30       2,500,000        0.30
$   0.20        4,902,500       1.66            0.20       4,902,500        0.20
           --------------                  ---------   -------------   ---------
                7,402,500                  $    0.23       7,402,500   $    0.23
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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 8 - SALE OF MINORITY INTEREST IN SUBSIDIARY (CONTINUED)

In May 2008, the Agreement was amended. Accordingly, the remaining balance is due as follows:

         May 2008 ....................................       $  120,000
         June 2008 ...................................       $  150,000
         July 2008 ...................................       $  200,000
         August 2008 .................................       $  200,000
         September 2008 ..............................       $  250,000
         October 2008 ................................       $  280,000
         Aggregate monthly payments from
         November 2008 to April 2009 .................       $1,200,000

Through September 30, 2008, the Company received additional proceeds of $175,000. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer has not paid the remaining initial deposit and is default on its payments of principal and interest. At September 30, 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at September 30, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of minority interest of $937,700, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer. At September 30, 2008, deferred gain on sale of minority interest consists of the following:

Sale price of 45% interest in Transax Limited .................     $ 3,200,000
Less: note receivable balance at September 30, 2008 ...........      (2,262,300)
                                                                    -----------
Deferred gain on sale of minority interest in subsidiary ......     $   937,700
                                                                    ===========

The Buyer has an option to purchase the remaining 55% of Transax Sub. The Option is exercisable by the Buyer during March and April 2009, subject to shareholder approval, to acquire the balance of the Company's Medlink Conectividade operations (and its corresponding debt) by way of acquisition of the remaining 55 shares of the Transax Sub and certain licensing rights for Latin America, Spain and Portugal in exchange for further payments to the Company of approximately $2,400,000 in the form of twelve equal monthly payments of $200,000

Pursuant to the amended agreement, interest shall accrue at an annual rate of 18% on past due amounts and the Buyer will be in default if payments are more that 15 days late from the payment due date. Additionally, the Buyer may use positive cash flows from the Medlink operations to pay down the note receivable balance, subject to certain restriction as defined in the amended agreement as contingent upon the Buyer's exercise of its option to acquire the remaining 55% of Transax Sub. If the Buyer does not exercise its option to acquire the balance of 55% of the Transax Sun shares, then the Company would reduce the Buyer's 45% ownership proportionally by the portion of shares paid by Medlink net income or the Buyer has a 60-day option to repay the amount due back to Medlink to maintain a 45% equity interest in Transax Sub.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 8 - SALE OF MINORITY INTEREST IN SUBSIDIARY (CONTINUED)

The Buyer shall pay the Bonus due as follows: 25% due on May 31, 2009, 25% on July 31, 2009, 25% on August 31, 2009, and 25% on October 31, 2009. The Bonus shall be payable regardless of whether or not the Buyer elects to exercise the Option. At September 30, 2008, the Company estimates that approximately $890,000 of bonus payments are due to the Company. The Company has not recorded the bonus receivable since the collection of this receivable is not reasonably assured. Additionally, in accordance with the terms and provisions of the Agreement, MTI shall grant to the Company a perpetual, exclusive and sub-license to use all of the software and other intellectual property owned by MTI in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border; and (ii) Spain and Portugal.

As of the date of this report, the Buyer is in default by approximately $1,057,000 including $32,000 from the initial payment due and $1,025,000 in periodic payments.

The Company has issued default notices to the buyer in respect of non-payment under the Agreement. On November 6, 2008 the buyer forwarded a letter to the Company indicating a desire to restructure the payment term provided the Company forfeit the bonus due under the contract. The Company estimates the bonus due as of September 30, 2008 to be $890,000. The Company is currently in discussion with the buyer and plans to conclude any renegotiation of contract terms by November 30, 2008.

NOTE 9 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations. The Company operates in the United States, Brazil and Mauritius. Substantially all of the Company's assets are located in Brazil.

                                                      Nine Months ended
                                                        September 30,
                                                 --------------------------
                                                     2008           2007
                                                 -----------    -----------
     Revenues to unaffiliated customers:
             Brazil ..........................   $ 4,986,507    $ 3,852,538
                                                 -----------    -----------
     Operating Expenses:
             Brazil ..........................     4,626,386      3,335,991
             USA .............................       426,063        533,953
             Australia .......................             -              -
             Mauritius .......................         1,283         28,945
                                                 -----------    -----------
          Total Operating Expenses ...........     5,053,732      3,898,889
                                                 -----------    -----------
     Loss from operations ....................       (67,225)       (46,351)
                                                 -----------    -----------
     Other income (expenses) and income taxes:
             Brazil ..........................      (336,434)      (483,279)
             USA .............................       276,817        692,271
             Australia .......................             -         (9,799)
                                                 -----------    -----------
                                                     (59,617)       199,193
                                                 -----------    -----------

        Net (loss) income as reported ........   $  (126,842)   $   152,842
                                                 -----------    -----------

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal' claims. At September 30, 2008 and December 31, 2007, the Company has accrued approximately $184,402 and $199,000, respectively, related to these lawsuits. The outcome of these clams is uncertain at this time.

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2008 and December 31, 2007, these deficiencies, plus interest and penalties, amounted to approximately $1,214,000 and $1,080,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security ("INSS") taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. However, there is no certainty that the Brazilian authorities will enter into similar plans in the future for the remaining non-negotiated balances due or any future taxes due. The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

NOTE 11 - SUBSEQUENT EVENTS

On November 3, 2008, the Company issued 2,222,222 shares of its common stock upon conversion of 40 shares of Series A preferred stock.

On November 14, 2008, the Company issued 2,428,571 shares of its common stock upon conversion of 17 shares of Series A preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for the nine months ended September 30, 2008 and notes thereto contained elsewhere in this report.

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

CURRENT BUSINESS OPERATIONS

At the end of the third quarter, 2008, we had eight contracts to develop our solutions for new customers. Three of these contracts were signed during the first quarter of 2008 and are currently under development with our customers and awaiting implementation. Transaction data is being collected in a test environment and will be subject to full roll out at a later date.

We undertook 6.8 million transactions during the nine month period ended September 30, 2008 compared to 6.4 million transactions compared with the same period in 2008. Significant growth was achieved in the introduction of the company's web-based solution which increased to over 150,000 transactions per month in September 2008 from 22,000 transactions in January 2008.

At the end of the nine month period ended September 30, 2008, we had 7,664 solutions operational in Brazil compared with 7,250 solutions during the same period in 2007. During 2008 a total of 1,000 Interactive Voice Response Solutions (IVR) clients were converted onto the Company's web-based solution which allowed for greater operational flexibility and increased functionality for the client.

During the nine month period ended September 30, 2008, the Company increased its staffing levels in response to the development of the Company's HOSP solution, a solution which would allow real time, on-line healthcare transactions to be undertaken in an in-patient hospital environment. Current transactions are generally limited to real time, on-line transactions in the out-patient environment.

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

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of Transax Limited's issued and outstanding (the "Initial Shares") with an option to purchase the remaining 55 shares of Transax Limited (the "Option"); and (ii) the Buyer agreed to pay us an aggregate purchase price of $3,200,000 for the Initial Shares. A total of $937,700 was received through September 30, 2008. The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses. For the nine months ended September 30, 2008, we received $0 of such reimbursement, and a total of $20,000 of reimbursement was received during the year ended December 31, 2007.

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

         May 2008 ...................................        $  120,000
         June 2008 ..................................        $  150,000
         July 2008 ..................................        $  200,000
         August 2008 ................................        $  200,000
         September 2008 .............................        $  250,000
         October 2008 ...............................        $  280,000
         Monthly payments from
         November 2008 to April 2009 ................        $1,200,000

Through September 30, 2008, the Company received additional proceeds of $175,000. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer has not paid the remaining initial deposit and is default on its payments of principal and interest. At September 30, 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at September 30, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of minority interest of $937,700, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer. At September 30, 2008, the deferred gain on sale of minority interest consists of the following:

Sale price of 45% interest in Transax Limited .................     $ 3,200,000
Less: note receivable balance at September 30, 2008 ...........      (2,262,300)
                                                                    -----------

Deferred gain on sale of minority interest in subsidiary ......     $   937,700
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

The Buyer has an option to purchase the remaining 55% of Transax Sub. The Option is exercisable by the Buyer during March and April 2009, subject to shareholder approval, to acquire the balance of the Company's Medlink Conectividade operations (and its corresponding debt) by way of acquisition of the remaining 55 shares of the Transax Sub and certain licensing rights for Latin America, Spain and Portugal in exchange for further payments to the Company of approximately $2,400,000 in the form of twelve equal monthly payments of $200,000

In accordance with the further terms and provisions of the Agreement, a performance bonus shall also be payable by the Buyer to the Company (the "Bonus") equal to 50% of the revenues received by Medlink Conectividade (converted monthly to US Dollars at the monthly average exchange rate as provided by the Central Bank of Brazil) with respect to transactions in excess of an aggregate of 678,076 executed during 2008 for Medlink Conectividade's largest customer. The Buyer shall pay the Bonus due as follows: 25% due on May 31, 2009, 25% on July 31, 2009, 25% on August 31, 2009, and 25% on October 31,
2009. The Bonus shall be payable regardless of whether or not the Buyer elects to exercise the Option. At September 30, 2008, the Company estimates that approximately $890,000 of bonus payment are due to the Company. The Company has not recorded the amount of bonus receivable since the collection of this receivable is not reasonably assured.Additionally, in accordance with the terms and provisions of the Agreement, MTI shall grant to the Company a perpetual, exclusive and sub-license to use all of the software and other intellectual property owned by MTI in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border; and (ii) Spain and Portugal.

As of the date of this quarterly report, the Buyer is in default by approximately $1,057,000 including $32,000 from the initial payment due and $1,025,000 in periodic payments.

We issued default notices to the buyer in respect of non-payments under the Agreement. On November 6, 2008 the buyer forwarded a letter to us indicating a desire to restructure the payment term provided we forfeit the bonus due under the contract. We estimate the bonus due as of September 30, 2008 to be $890,000. We are currently in discussions with the buyer and plan to conclude any renegotiation of contract terms on or about November 30, 2008.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include the following:

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

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of those instruments and activities on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 5, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement". FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants". Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Our net loss for the nine-months ended September 30, 2008 was $126,842 compared to net income of $152,842 for the nine-month period ended September 30, 2007 (a decrease of $279,684 or 183.0%).

During the nine-month period ended September 30, 2008, we generated $4,986,507 in revenues compared to $3,852,538 in revenues generated during the nine-month period ended September 30, 2007 (an increase of $1,133,969 or 29.4%). The increase in revenues is due to the continued installation of our software and/or hardware devices containing our software at five new healthcare providers' locations in Brazil. Upon installation, we will begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis.

During the nine-month period ended September 30, 2008, we incurred operating expenses in the aggregate amount of $5,053,732 compared to $3,898,889 incurred during the nine-month period ended September 30, 2007 (an increase of $1,154,843 or 29.6%). The increase in operating expenses incurred during the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 resulted from: (i) an increase of $298,047 or 19.4% in cost of product support services resulting from the increase in revenues; (ii) an increase of $599,951 or 91.9 % in compensation and related benefits associated with the increased operations of our MedLink operations; (iii) a decrease of $2,108 or 2.2% based on a decrease in the amount of professional fees incurred;
(iv) a decrease of $54,606 or 19.20% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) a decrease in investor relations of $26,978 or 96.4% in investor relations; (vi) a decrease of $11,491 or 4.2% in depreciation and amortization; and (vii) an increase of $352,028 or 34.3% in general and administrative expenses primarily resulting from an increase in operating costs associated with our increased business revenues in 2008.

We reported a loss from operations of $67,225 during the nine-month period ended September 30, 2008 as compared to a loss from operations of $46,351 during the nine-month period ended September 30, 2007 due to the factors previously discussed.

During the nine-month period ended September 30, 2008, we incurred other income of $42,369, compared to other income of $344,655 during the nine-month period ended September 30, 2007 (a decrease of $302,286 or 87.7%). The variance for nine-month period ended September 30, 2008, compared to the nine-month period ended September 30, 2007 resulted primarily from the change in the fair value of the Company's derivative liabilities which was a gain of $309,166 in 2008, as compared to a gain in 2007 of $738,898. This change is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as derivative instruments.

For the nine-month period ended September 30, 2008, our loss before income taxes was $24,856 compared to income before taxes of $298,304 for the nine-month period ended September 30, 2007. During the nine-month period ended September 30, 2008, we recorded a tax provision of $101,986 for Brazilian income taxes (2007: $145,462), resulting in a net loss of $(126,842) compared to net income of $152,842.

During the nine-month period ended September 30, 2008, we recorded a deemed and cumulative preferred stock dividend of $77,476 compared to $83,790 during the nine-month period ended September 30, 2007, which is related to our cumulative dividends on the Series A Preferred Stock.

We reported net loss attributable to common shareholders of ($204,318) during the nine-month period ended September 30, 2008 as compared to net income attributable to common shareholders of $69,052 during the nine-month period ended September 30, 2007. This translates to an earnings per common share available to shareholders of $0.00 for the nine-month periods ended September 30, 2008 and 2007.

During the nine-month period ended September 30, 2008 and 2007, we recorded an unrealized foreign currency translation gain of $518,730 compared to a loss of $317, respectively. This resulted in comprehensive income during the nine-month period ended September 30, 2008 and 2007 of $391,888 compared to $152,525, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, our current assets were $1,176,900 and our current liabilities were $5,247,271, which resulted in a working capital deficit of $4,070,371. As of September 30, 2008, our total assets were $2,278,556 consisting of: (i) $160,790 in cash; (ii) $355,956 in prepaid expenses and other current assets; (iii) $660,154 in accounts receivable; (iv) $188,866 in net software development costs; (v) $910,180 in net property and equipment; and
(vii) $2,610 in other assets. As at September 30, 2008, our total assets were $2,278,556 compared to $2,050,863 at December 31, 2007.

As of September 30, 2008, our total liabilities were $5,443,030 consisting of:
(i) $2,139,230 in long-term and current portion of accounts payable and accrued expenses; (ii) $305,116 due to related parties; (iii) $254,386 in convertible loan to related party; (iv) $304,896 in loan payable to related party; (v) $678,327 in current portion of loans payable; (vi) $6,121 in warrant liability;
(vii) $817,254 in convertible feature liability and (viii) $937,700 in deferred gain on sale of minority interest in subsidiary. As at September 30, 2008, our total liabilities were $5,443,030 compared to $5,907,918 at December 31, 2007.

Stockholders' deficit decreased from $3,857,055 at December 31, 2007 to $3,164,474 at September 30, 2008.

For the nine-month period ended September 30, 2008, net cash flow used in operating activities was ($594,588) compared to net cash provided by operating activities of $307,359 for the nine-month period ended September 30, 2007. The change in cash flows provided by operating activities is principally due to funding our net loss of $126,842 adjusted for the non-cash gain from derivative liabilities..

Net cash flows provided by investing activities amounted to $439,776 for the nine-month period ended September 30, 2008 compared to net cash used in investing activities of ($291,122) for the nine-month period ended September 30, 2007. During the nine-month period ended September 30, 2008, we received proceeds of $937,700 from the sale of a minority interest ownership in Transax Limited offset by the acquisition of property and equipment of $497,924. During the nine-month period ended September 30, 2007, we capitalized software development costs of $254,409 and acquired property and equipment of $36,713.

Net cash flows used in financing activities for the nine-month period ended September 30, 2008 were ($140,800) compared to ($45,205) for the nine-month period ended September 30, 2007. For the nine months ended September 30, 2008, cash used in financing activities was attributable to the higher repayment of debt in 2008 of $100,000.

PLAN OF OPERATION

Since our inception, we have funded operations through higher borrowings and equity investments in order to meet our strategic objectives. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our software products and distribution networks.

YA GLOBAL INVESTMENTS ("YA GLOBAL")

On January 13, 2006, we entered into an Investment Agreement with YA Global (collectively, the "Parties"), pursuant to which we sold YA Global up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the "Series A Preferred Shares") for a total price of up to $1,600,000. The Series A Preferred Shares shall be convertible, at YA Global's discretion, into shares of our common stock.

In connection with the Investment Agreement, the Parties entered into an Investor Registration Rights Agreement (the "IRRA"), dated January 13, 2006, pursuant to which the Parties agreed that, in the event the Registration Statement is not filed within thirty (30) days from the date we file our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Filing Deadline") or is not declared effective by the Securities and Exchange Commission within ninety (90) days of the date of the IRRA (the "Effective Deadline"), or if after the Registration Statement had been declared effective by the Securities and Exchange Commission, sales cannot be made pursuant to the Registration Statement, then as relief for the damages to any holder of Registrable Securities (as defined in the IRRA) by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), we would pay as liquidated damages to the holder, at the holder's option, either a cash amount or shares of our common stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as liquidated damages for each thirty
(30) day period or any part thereof after the Filing Deadline or the Effective Deadline as the case may be. Any liquidated damages payable hereunder shall not limit, prohibit or preclude the holder from seeking any other remedy available to it under contract, at law or in equity. We shall pay any liquidated damages hereunder within three (3) business days of the holder making written demand. It shall also become an event of default under the IRRA if the Registration Statement is not declared effective by the Securities and Exchange Commission within one-hundred twenty (120) days from the date of the IRRA. We initially filed our Registration Statement with the Securities and Exchange Commission on May 9, 2006. As of the date of this Quarterly Report, the Registration Statement has not been declared effective by the Securities and Exchange Commission. We do not have any intent to re-file our Registration Statement and on November 13, 2008, we formally withdrew the Registration Statement by filing form RW with the Securities and Exchange Commission. In 2006, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, "Accounting for Registration Payment Arrangements", the Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheet. Based on management's analysis, the Company does not believe that any additional penalty is due under the Investor Registration Rights Agreement.

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

During the nine-month period ended September 30, 2008, we issued 13,085,185 shares of our common stock to YA Global in connection with the conversion of 813 shares of Series A Preferred Stock. Subsequent to the nine-month period ended September 30, 2008, we issued a further 4,650,793 shares of our common stock to YA Global. See "Part II. Item 1. Unregistered Sales of Securities and Use of Proceeds.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A material liability for us at September 30, 2008 is the aggregate principal amount of $175,000 and $79,386 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes were due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. As at September 30, 2008, an aggregate principal amount of $175,000 and interest in the amount of $79,386 remains due and owing under the Convertible Promissory Notes. As of the date of this Quarterly Report, the Convertible Promissory Notes are deemed in default and are under re-negotiation with the lender.

LOAN - RELATED PARTY

A material liability for us at September 30, 2008 is the aggregate amount of $304,896 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month, had an initial term of twelve months and was repayable quarterly in arrears. On September 25, 2007, Mr. Walters agreed to extend the Loans for an additional twelve months until March 4, 2008. During the 2007 period, we incurred a loan fee of $5,000 and an additional fee of approximately $7,756, which has been included in interest expense. For the nine-month periods ended September 30, 2008 and 2007, we incurred $15,640 and $29,143, respectively, in interest related to these loans. At September 30, 2008 and December 31, 2007, $58,732 and $43,091 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $304,896 and $292,475, respectively.

CONSULTING AGREEMENT

A material liability for us at September 30, 2008 is the amounts due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the nine-month periods ended September 30, 2008 and 2007, we incurred $162,411 and $144,405, respectively, in management fees. At September 30, 2008 and December 31, 2007, $274,481 and $371,932 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A material estimated liability for us for fiscal year 2008 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At September 30, 2008 and December 31, 2007, these deficiencies, plus interest and penalties, amounted to approximately $1,214,000 and $1,080,000, respectively.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. At September 30, 2008, approximately $1,204,464 of our INSS and other taxes are to be repaid within a 12 month period. At September 30, 2008, the future payments due to the Brazilian authorities are as follows: (i) 2009 - $1,204,464; (ii) 2010 - $8,056.

MEDLINK CONNECTIVIDADE LOAN PAYABLE AND OTHER LOANS PAYABLE

At September 30, 2008, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil and a $100,000 loan outstanding related to our previous outstanding convertible debt. The Brazil loans require monthly installment payments, bear interest at rates ranging from 30% to 50% per annum, are secured by certain receivables of Medlink Connectividade, and are due through July 2009. As at September 30, 2008 and December 31, 2007, the loans payable to these financial institutions and others aggregated $678,327 and $652,804, respectively.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, management identified significant deficiencies related to
(i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of September 30, 2008, and (iv) a lack of segregation of duties within accounting functions.

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

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

      o We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in Brazil, we were not able to hire sufficient internal audit resources before September 30, 2008. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during first nine months of our fiscal year that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal" claims. At September 30, 2008 and December 31, 2007, we have accrued approximately $184,000 and $199,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine-month period ended September 30, 2008 and subsequent up to the date of this Quarterly Report, we have issued to YA Global Investments an aggregate of 17,735,978 shares of our common stock upon conversion of the Series A preferred stock.

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


                                     TRANSAX INTERNATIONAL LIMITED

Dated: November 19, 2008             By: /s/ STEPHEN WALTERS
                                         -------------------
                                         Stephen Walters, President/Chief
                                         Executive Officer and Director

Dated: November 19, 2008             By: /s/ ADAM WASSERMAN
                                         ------------------
                                         Adam Wasserman, Chief Financial Officer