Form 10-K
period 2008-12-31
TRANSAX INTERNATIONAL LTD
filed 2009-04-15
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2008

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               950 S. Pine Island Road, Plantation, Florida 33324
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (888) 317-6984
                                 --------------
                           (Issuer's telephone number)

Securities registered pursuant to Section         Name of each exchange on which
            12(b) of the Act:                              registered:
                   None                                   Not Applicable
                   ----                                   --------------

           Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $0.00001
                             ----------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

   Large accelerated filer [ ]                  Accelerated filer         [ ]
   Non-accelerated filer   [ ]                  Smaller reporting company [X]
   (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $348,395 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 57,402,089 shares of common stock are issued and outstanding as of April 14, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

                          TRANSAX INTERNATIONAL LIMITED
                         2008 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                                     Part I

Item 1.  Business. .........................................................   2

Item 1A. Risk Factors. .....................................................  12

Item 1B. Unresolved Staff Comments. ........................................  24

Item 2.  Properties. .......................................................  24

Item 3.  Legal Proceedings. ................................................  24

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  24

                                    Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities. ................  24


Item 6.  Selected Financial Data. ..........................................  27

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation. .........................................  27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. .......  36

Item 8.  Financial Statements and Supplementary Data. ......................  37

Item 9.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure. .........................................  37

Item 9A. Controls and Procedures. ..........................................  37

Item 9B. Other Information. ................................................  39

                                   Part III

Item 10. Directors, Executive Officers and Corporate Governance. ...........  40

Item 11. Executive Compensation. ...........................................  42

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters. ..................................  45

Item 13. Certain Relationships and Related Transactions, and
         Director Independence. ............................................  47

Item 14. Principal Accountant Fees and Services. ...........................  47

                                    Part IV

Item 15. Exhibits, Financial Statement Schedules. ..........................  47

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I.
Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "Transax," " we," "our," and "us" or the "Company" refers to Transax International Limited, a Colorado corporation.

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

Together with our 55%-owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink Conectividade"), we are an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

On March 26, 2008, our board of directors, pursuant to unanimous written consent resolutions approved the execution of a stock purchase and option agreement (the "Agreement") with Engetech, Inc., (the "Buyer"), a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte. In accordance with the terms and provisions of the Agreement, we sold to the Buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax Limited. Transax Limited owns 100% of the total issued and outstanding share of: (i) Medlink Conectividade; and (ii) Medlink Technologies, Inc. ("Medlink" or "MTI"). As of March 31, 2009, the Agreement is in default and we are not receiving any payments due under the principal note pursuant to the Agreement (See STOCK PURCHASE AND OPTION AGREEMENT below).

SUBSIDIARIES

MEDLINK CONECTIVIDADE EM SAUDE LTDA.

Medlink Conectividade was incorporated under the laws of Brazil on May 2, 1998. Medlink Conectividade assists us in providing information network solutions, products and services within Brazil. Through Medlink Conectividade, we provide Health Information Management Products within Brazil. We generate all of our revenues through Medlink Conectividade.

MEDLINK TECHNOLOGIES, INC.

Medlink Technologies, Inc. was incorporated under the laws of Mauritius on January 17, 2003, and is our 55%-owned subsidiary. Medlink holds the intellectual property developed by us and a number of third party software licenses.

CURRENT BUSINESS OPERATIONS

STOCK PURCHASE AND OPTION AGREEMENT

On March 26, 2008, our board of directors, pursuant to unanimous written consent resolutions approved the execution of a Stock Purchase and Option Agreement (the "Agreement") with the Buyer. In accordance with the terms and provisions of the Agreement, we sold to the Buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax Limited. Transax Limited owns 100% of the total issued and outstanding share of: (i) Medlink Conectividade; and (ii) Medlink.

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000, $220,000 of which was to have been paid by December 31, 2007 as a deposit. Of this amount, approximately $188,000 was received by the Company and, at December 31, 2007, was reflected as a liability on the accompanying consolidated balance sheet as a deposit on sale of minority interest. During 2008, we collected an additional $749,700 of the purchase price.

In May 2008, the Agreement was amended. Accordingly, the remaining balance of $2,262,300 was due in monthly payments through April 2009.

Through December 31, 2008, we received an aggregate of $937,700. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer is in default on its payments of principal and interest. At December 31, 2008, pursuant to the terms of the Agreement, as amended, we have a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, we recorded the full amount of the purchase price of $3,200,000 as deferred revenue on the accompanying consolidated balance sheet at December 31, 2008, which reflects the deferred revenue net of the remaining note receivable. Accordingly, at December 31, 2008, our consolidated balance sheets reflect a deferred gain on the sale of minority interest of $937,700, which will be recognized as other income when collection is reasonably assured and all of the risks and other incidents of ownership have been passed to the buyer. At December 31, 2008, the deferred gain on sale of minority interest consists of the following:

      Sale price of 45% interest in Transax Limited ..........   $ 3,200,000
      Less: note receivable balance at December 31, 2008 .....    (2,262,300)
                                                                 -----------

      Deferred gain on sale of minority interest in subsidiary   $   937,700
                                                                 ===========

The Buyer had an option to purchase the remaining 55% of Transax Limited. The Option was exercisable by the Buyer during March and April 2009, subject to shareholder approval, to acquire the balance of the Company's Medlink operations (and its corresponding debt) by way of the acquisition of the remaining 55 shares of Transax Limited and certain licensing rights for Latin America, Spain and Portugal in exchange for additional consideration to the Company of approximately $2,400,000 in the form of twelve equal monthly payments of $200,000

In accordance with the further terms and provisions of the Agreement, a performance bonus shall also be payable by the Buyer to the Company (the "Bonus") equal to 50% of the revenues received by Medlink Conectividade (converted monthly to US Dollars at the monthly average exchange rate as provided by the Central Bank of Brazil) with respect to transactions in excess of an aggregate of 678,076 executed during 2008 for Medlink Conectividade's customer, Brandesco Saude. Buyer shall pay the Bonus due as follows: 40% on January 31, 2009, 20% on April 30, 2009, 20% on July 31, 2009, and 20% on
October 31, 2009. The Bonus shall be payable regardless of whether or not the Buyer elects to exercise the Option. As of the date of this report, no part of this bonus has been paid.

Additionally, in accordance with the terms and provisions of the Agreement, MTI shall grant to the Company a perpetual, exclusive and sub-license to use all of the software and other intellectual property owned by MTI in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border; and (ii) Spain and Portugal.

We have issued default notices to the Buyer in respect of non-payment under the Agreement. On November 6, 2008 the Buyer indicated a desire to restructure the payment terms and bonus due under the contract. We are currently in discussion with the Buyer and its assignee and plan to conclude any renegotiation of contract terms by June 30, 2009. We cannot predict the outcome of these negotiations. If the negotiations are successful, we may sell the remaining 55% of our operating subsidiary and we will have no continuing operations. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GENERAL

As of the date of this Annual Report, through Medlink Conectividade, we are an international provider of Health Information Management Products, which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies innovative health information management systems to assist in the coding, compliance, abstracting and recording of management's processes.

Currently, we are a premier international provider of health information management network solutions for the healthcare providers and health insurance companies, enabling the real time automation of routine patient transactions. We believe that our unique combination of complimentary solutions is designed to significantly improve the recording and processing of healthcare data transactions. Our Health Information Management Products and software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. In general, the Health Information Management Products and software solutions, including the MedLink Solution, fall into four
(4) main areas: (i) compliance management; (ii) coding and reimbursement management; (iii) abstracting; and (iv) record management.

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

   o provide the organization with the ability to calculate in-patient and out-patient hospital reimbursements and customize data fields needed for state, federal or foreign governmental regulatory requirements. Standard and custom reports will provide the customer with the ability to generate facility-specific statistical reports used for benchmarking, outcomes and performance improvement, marketing and planning.

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

MEDLINK SOLUTION/MEDLINK WEB SOLUTION

We have developed a proprietary software trademarked (in Brazil only) as "MedLink Solution", which was specifically designed and developed for the healthcare and health insurance industries enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that are currently performed manually. A transaction fee is charged to the insurer for use of the MedLink Solution. The MedLink Solution hosts its own network processing system, whereby we are able to provide an insurer with the ability to cost effectively process all of the transactions generated regardless of location or method of generation.

An initial version of MedLink Solution that is Health Insurance Portability and Accountability Act ("HIPAA") compliant for the USA market was previously developed in-house by our professional staff using the Microsoft.NET platform (the "MedLink Web Solution"). Medlink Conectividade became a member of the Microsoft Partnership program, therefore, the initial design and specification of the MedLink Web Solution was undertaken in collaboration with engineers from the Microsoft Development and Training Center in Brazil. Our new MedLink Web Solution offers all functionalities already available in our other capture solutions, but in an Internet-based application that can be accessed by providers through a standard Internet browser. The MedLink Web Solution allows providers to capture medical and dental exams, procedures, therapies, visits, laboratory tests and doctor referrals without complicated software conversion, utilizing an existing Internet connection. MedLink Web Solution contains a number of important security procedures following international standards, utilizing an intrusion detection system and SSL security to encrypt transactions. Additional security features are available at the application level to individual users.

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

During fiscal years ended December 31, 2008 and 2007, respectively, we installed approximately 2,200 and 1,395 MedLink Solutions into healthcare provider locations throughout Brazil. At the end of fiscal year 2008, we had an aggregate of approximately 9,600 MedLink Solutions installed into healthcare provider locations throughout Brazil inclusive of "overlapping solutions". At the end of fiscal year 2007, we had an aggregate of approximately 7,400 MedLink Solutions installed into healthcare provider locations throughout Brazil inclusive of "overlapping solutions".

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

CAPTURE METHODS. The MedLink Solution is tailored to the specific care provider's environment and needs usage based upon its technological resources, physical installation and volume of claims. The MedLink Solution offers seven different methods to capture data. The health care provider can select which of these seven methods best suit its operational needs and technological abilities. Regardless of the capture method chosen, transactions are seamless and efficient. The MedLink Solution's capture methods are:

   o  MedLink Solution POS Terminal;
   o  MedLink Solution Phone;
   o  MedLink Solution PC Windows;
   o  MedLink Solution PC Net;
   o  MedLink Solution Server Labs;
   o  MedLink Solution Server Hospitals; and
   o  MedLink Solution Web.

NETWORK PROCESSOR. The MedLink Solution network processor routes the transactions captured by the MedLink Solution (the "Network Processor") to the authorization system of the healthcare plan (the "Authorization System"). In Brazil this process is carried out using either Embratel's Renpac service or the Internet. The Network Processor offers uninterrupted twenty-four (24) hour, seven days a week operation and service.

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

The promotional and marketing strategy is based on creating a proactive "push pull" effect on the demand for the Health Information Management Products and services within the healthcare industry. We have been focusing on the promotion and marketing of our products to the Brazilian healthcare providers and insurance companies by demonstrating: (i) the benefits of the MedLink Solution application and services; (ii) real-time cash visibility; (iii) nominal to no capital investment; (iv) the established Network Processor facility; (v) custom software development support; and (vi) option of immediate payment of outstanding claims.

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

S1 CORPORATION - NETWORK PROCESSOR SYSTEM

On November 25, 2002, we entered into a supplier agreement with S1 Corporation of Atlanta Georgia, formerly Mosaic Software, Inc. ("S1"), to develop the Network Processor software package, known as the "Position", for use in the MedLink Solution. We believe that S1 is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC's) and Windows NT software. Management believes the Position software is the most cost effective solution for this kind of system. We own the current license and undertake optional maintenance payments to S1 on a quarterly basis to receive software updates and access to support.

HYPERCOM CORPORATION

On December 1, 2003, we entered into a servicing agreement with Hypercom Corporation, a publicly traded multinational company ("Hypercom'"). Pursuant to the terms and provisions of the Hypercom Service Agreement, Hypercom would provide leasing arrangements for POS (Point of Sale) terminals in Brazil.

On April 30, 2002, we entered into a service agreement with Netset, Inc. ("Netset"), a wholly-owned subsidiary of Hypercom (the "Service Agreement"). Pursuant to the terms and provisions of the Service Agreement, Netset will (i) provide to us installation, servicing, training, customer service and technical support (Call Center) for its terminal network in Brazil; and (ii) allow us to use the entire Hypercom structure to serve our clients.

RESEARCH AND DEVELOPMENT

Our research and development department is responsible for the definition, design and implementation of our products. This comprises three main areas of activity (i) research of electronic transaction product trends both in Brazil and around the world as it applies to the healthcare industry; (ii) definition of products and services required for MedLink Solution services; and (iii) implementation of the hardware and software products to support MedLink Solution services. Products to be offered by MedLink Solution involves interactive discussions with the marketing and sales team in order to identify the market needs, costs and timing to introduce such products and solutions. We have entered into agreements with Hypercom and Dione PLC, of the United Kingdom, to utilize their terminals for the MedLink Solution.

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

As of the date of this Annual Report, the Biometric Solution continues to be operated as a pilot program, Negotiations continue regarding commercialization of the Biometric Solution on behalf of the health insurance group.

During 2007, we spent significant time and expense reconfiguring all of our terminals in Brazil to conform to the new Brazil Health Standard (TISS). TISS is a national standard for electronic form interchange proposals, based on XML technology, known as the supplementary health information interchange (TISS - "Troca de Informacao em Saude Suplementar"). We believe that our product fully complies with the standards of TISS in Brazil though no independent verification is required or has been performed.

During 2008, we incurred research and development costs on new technical developments in order to introduce new services and to maintain our competitiveness in the Brazil market.

E-TISS - This product is developed for medical providers that do not have electronic management systems and allows data entry of manual TISS forms to American National Standard formats acceptable in Brazil, and sending of these files in acceptable electronic format to healthcare insurance companies. The product is principally used by hospitals for the sending of invoices in an electronic format.

PORTAL - The Medlink portal provides a platform for medical providers and health insurance companies to generate files in acceptable electronic format, capture electronic transactions, and undertake auditing of medical billings. The platform also allows access to a number of third party services.

MATERIAL REVENUE AGREEMENTS

BRADESCO INSURANCE

On October 17, 2002, Medlink and Bradesco Insurance ("Bradesco"), Brazil's largest health insurance company, entered into an agreement for a pilot program contract for the testing of its "MedLink" Solution, which ended in September 2003. On October 1, 2003, Medlink and Bradesco entered into a contract pursuant to which we would undertake and install our MedLink Solution into the Bradesco healthcare provider's network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live during March 2004. At the end of fiscal year December 31, 2007, we had installed 955 solutions including 882 POS terminals into the Bradesco provider network. During the fiscal years ended December 31, 2008 and 2007, respectively, we processed 3,257,837 and 3,845,000 transactions for Bradesco. For the years ended December 31, 2008 and 2007, Bradesco accounts for approximately 38% and 49% of our revenues, respectively. During December 2007, due to their ownership interest in Visanet Brazil, a competitor and to Visanet's acquisition of a competitor's product, Bradesco only renewed its contract with us to provide connectivity services until December 31, 2008. The loss of this client will have an adverse effect on our financial position and results of operations in the first six months of 2009 and we are currently assessing the extent of the loss of this client. Medlink is actively seeking insurance companies to replace Bradesco.

GOLDEN CROSS

On August 9, 2002, Medlink and Golden Cross, ("Golden Cross"), one of Brazil's largest health insurance companies entered into an agreement (the "Golden Cross Agreement"). The agreement expired in August 2007, and automatically renews on an annual basis. Golden Cross has renewed the contract each year. Pursuant to the terms and conditions of the Golden Cross Agreement, we have committed to supply to Golden Cross a total of 5,500 installations consisting of more than 1,500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. The Golden Cross Agreement also provides for MedLink Solution WEB and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. We have approximately 5,679 MedLink Solutions in Golden Cross Provider's locations and in 2008 installed over 1,350 Web solutions. During fiscal years ended December 31, 2008 and 2007, respectively, we processed 4,558,799 and 3,642,412 transactions for Golden Cross. For the years ended December 31, 2008 and 2007, Golden Cross accounted for approximately 40% and 39% of our revenues respectively.

CAMED

On October 17, 2002, Medlink and Camed, a self-insured company based in northern Brazil, ("Camed"), entered into an agreement (the "Camed Agreement") pursuant to which we installed MedLink Solution POS terminals for pilot testing.

During the year ended December 31, 2008, we completed the installation of approximately 312 MedLink Solution POS terminals and 199 IVR Phone solutions. The Camed Agreement also provides for MedLink Solution WEB and MedLink Server Solution solutions to be used as appropriate by the healthcare providers of which we installed 5 solutions as of December 31, 2008. We have approximately five hundred and fifteen(515) MedLink Solutions in Camed providers' locations. During fiscal years ended December 31, 2008 and 2007, respectively, we processed 398,822 and 573,822 transactions for Camed. Camed generated approximately $323,000 or 4.5% and $398,000, or 7.7% of revenues during each of the years ended December 31, 2008 and 2007, respectively.

CAIXA BENEFICENTE DOS FUNCIONARIOS DO BANESPA

On April 20 2006, we entered into a contract to provide real time adjudication services to Caixa Beneficente dos Funcionarios do Banespa ("CABESP"), a self insured managed scheme based in Sao Paulo, Brazil with approximately 110,000 members. At the end of fiscal year ended December 31, 2007, we had installed 167 POS terminals into CABESP provider locations and 255 IVR and 297 Web solutions. During 2008, the IVR solutions were replaced by our web solution . As of December 31, 2008, a total of 626 solutions were operational. When fully rolled out, we anticipate that the CABESP installed base will consist of 900 solutions and is expected to produce 70,000 transactions per month. During the years ended December 31, 2008 and 2007, respectively, we processed 534,651 and 297,097 transactions for CABESP.

ECONOMUS INSTITUTIODE SEGURIDADE SOCIAL ("ECONOMUS")

During January 2008, we entered into a 60-month contract with Economus, a self-insured managed health care scheme of Bank Nossa Caxia based in Sao Paulo, Brazil with approximately 70,000 members. We also provided medical transcription services to Economus taking paper claims and converting these to the electronic TISS format acceptable to the Company's solution. Electronic claims went live in June 2008. As of December 31, 2008, we had installed a 158 Web and 92 POS solutions into Economus medical provider locations and had undertaken over 100,000 transactions. The contract generated approximately 10% of the company's revenues for 2008, principally from the medical transcription service.

OTHER CONTRACTS

During 2008, two other contracts for the provisions of Connectivity services covering approximately 270,000 lives became operational generating 40,000 transactions. As of December 31, 2008, we signed three other contracts that have not yet generated any transaction revenues. However, preliminary consulting work with respect to the development of customized authorization software for these companies has commenced.

COMPETITION

The information network solutions market for healthcare providers and health insurance companies is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large technology companies, such as IBM, Siemens, Visanet and EDS, as well as several specialized healthcare information management companies, are developing similar products and services. There may be products on the market that do or will compete directly with the products and services that we have developed and are seeking to develop. These companies may also compete with us in recruiting qualified personnel. Many of our potential competitors have substantially greater financial, research and development, human and other resources than we do.

Furthermore, larger companies may have significantly more experience than we do in developing such products and services. Such competitors may: (i) develop more efficient and effective products and services; (ii) obtain patent protection or intellectual property rights that may limit our ability to commercialize our products or services; or (iii) commercialize products and services earlier than we do.

We expect technology developments in the healthcare information management and technology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of our potential products or services obsolete or non-competitive, which could materially harm our business and financial condition.

We believe that the following Brazilian companies, which have developed or are developing various types of similar products or services, could be our major competitors: (i) Polimed Ltda and Dativa Ltda, now owned by Orizon, a wholly-owned subsidiary of Visanet, offer two modalities for authorization software.. Visanet is 40% owned by Bradesco Bank, our former largest client;
(ii) Connectmed, which offers Internet connectivity services; and (iii) Salutia, which offers a connectivity system with software to be installed and integrated to management systems, similar to our MedLink Solution Web and MedLink Solution Server and related technologies.

We believe, however, that our Health Management Information Products and related services and solutions for the healthcare providers and health insurance companies represent a unique approach and has certain competitive advantages as follows:

i) the MedLink Solution significantly reduces medical administrative procedures and costs through connecting in real time, individual healthcare provider locations to health insurance companies;

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

EMPLOYEES

Our subsidiary, Medlink Conectividade, employs approximately forty five (45) staff and contract personnel. Nineteen of these personnel are involved in Operations, fourteen personnel are in development, eight personnel are classified as Administrative and finance and four are involved in Sales and Marketing of our products. Our subsidiary added an additional eight staff during 2008. Our President/Chief Executive Officer and Chief Financial Officer are retained on a consulting basis and they are primarily responsible for all day-to-day operations.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR INDUSTRY

OUR BUSINESSES ARE SUBJECT TO FLUCTUATIONS IN OPERATING RESULTS DUE TO GENERAL ECONOMIC CONDITIONS, SPECIFIC ECONOMIC CONDITIONS IN THE INDUSTRIES IN WHICH THEY OPERATE AND OTHER EXTERNAL FORCES.

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

   o  rising interest rates.

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

WE MAY BE REQUIRED TO MAKE SUBSTANTIAL CHANGES TO OUR PRODUCTS IF THEY BECOME SUBJECT TO GOVERNMENTAL REGULATION.

None of our Health Information Management Products are subject to regulation by the United States' federal government or Brazil. Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or other conditions or that affect the structure or function of the human body are subject to regulation by the U.S. Department of Health. In the future, however, the U.S. Department of Health could determine that some of our products (because of their predictive aspects) may be clinical decision tools and subject them to regulation. Compliance with Brazilian and U.S. Department of Health regulations such as TISS in Brazil and HIPAA in the U.S. could be burdensome, time consuming and expensive.

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

WE MAY EXPERIENCE PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE IF WE ARE UNABLE TO SUCCESSFULLY COMPETE.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share, and could have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors may have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include: Orizon, Connectmed and Salutia, major software information systems companies, including those specializing in the healthcare industry, may not presently offer competing products but may in the future enter our market. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have.

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

Our financial statements have been subject to a "going concern" opinion by our independent registered public accounting firm for fiscal years ended December 31, 2008 and 2007. Management believes that we will need additional working capital to be successful and to service our current debt for the coming year and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing may result in the need to curtail business operations and you could lose your entire investment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management anticipates that we will incur net losses for the immediate future, and expects our operating expenses to increase. As a result, we will need to generate increased monthly revenue if we are to continue as a going concern. To the extent that we do not generate sufficient revenues, that we do not obtain additional funding, that our stock price does not increase, and that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern.

WE HAVE A WORKING CAPITAL DEFICIT AND IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WE WILL NEED TO CURTAIL BUSINESS OPERATIONS.

We had a working capital deficit of $4,581,205 and $4,626,920 at December 31, 2008 and 2007, respectively. At December 31, 2008, we have an accumulated deficit of $14,410,077. We have relied on external financing and cash flow from operations to fund our working capital needs. As at December 31, 2008, we had $25,676 in cash on hand, total current assets were $679,295, and our total current liabilities were $5,260,500. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we achieve profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we will not have sufficient funds to continue operations. If we do not sell our operating subsidiary, we estimate that we will require $1,000,000 to $3,000,000 of financing to fund our anticipated operating expenses for the next twelve (12) months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant portions of our revenues to date have been, and will continue to be, made through a small number of significant customers. We had net revenues from three and two major customers during the years ended December 31, 2008 and 2007 that accounted for approximately 88%, or $5,410,000 ,and 88% or $4,548,000 of the net revenues for the years ended December 31, 2008 and 2007, respectively. In 2008, these three major customers accounted for 38%, 40% and 10% of net revenues, respectively. In 2007, these two major customers accounted for 49% and 39% of net revenues, respectively. At December 31, 2008, these two major customers accounted for 18% and 48%, respectively, of the total accounts receivable balance outstanding.

During December 2008, Bradesco, our second largest customer, terminated its relationship with the Company. The Company has entered into a number of new contracts that are expected to begin generating revenue in 2009. These revenues will partially offset the loss of Bradesco revenue.

MEDLINK CONECTIVIDADE HAS AN OUTSTANDING LIABILITY TO THE BRAZILIAN GOVERNMENT FOR PAYROLL TAXES AND SOCIAL SECURITY TAXES IN ARREARS. FAILURE TO PAY SUCH PAYROLL AND SOCIAL SECURITY TAXES TO THE BRAZILIAN AUTHORITIES WHEN REQUIRED TO DO SO COULD RESULT IN ADDITIONAL LIABILITIES.

Since 2000, we have been deficient in the payment of Brazilian payroll taxes and social security taxes. At December 31, 2008 and 2007, these deficiencies (including interest and fines) amounted to approximately $1,180,000 and $1,080,000, respectively. These tax liabilities are included as part of the accounts payable and accrued expenses within the consolidated balance sheets.

We entered into a number of payment programs with the Brazilian authorities whereby the social security taxes due, Severance Fund Taxes due, plus other taxes and applicable penalties and interest will be repaid over periods of between eighteen (36) and sixty (60) months. The payment program requires us to pay a monthly fixed amount. Discussions are currently ongoing for us to enter into a similar payment plan for the remainder of the payroll tax liabilities. We continue to make the required payments. As of the date of this Annual Report, we are current in all monthly payments. However, there is no certainty that the Brazilian authorities will enter into a similar plan in the future.

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

In addition, claims could increase insurance premiums such that appropriate insurance cannot be found at commercially reasonable rates. Furthermore, if we were found liable, we may have to significantly alter one or more of our products, possibly resulting in additional unanticipated research and development costs.

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

FAILURE TO RETAIN KEY PERSONNEL COULD IMPEDE OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS, MAINTAIN THE LICENSE AGREEMENT OR OBTAIN SOURCES OF FUNDS.

We depend to a significant extent on the efforts of Mr. Stephen Walters, our President, Chief Executive Officer and director, and on the efforts of our research and development personnel. The development of Health Information Management Products requires expertise from a number of different disciplines, some of which are not widely available. The quality and reputation of our research and development personnel, including our executive officers, and their success in performing their responsibilities, may directly influence our success. In addition, Mr. Walters is involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of Mr. Walters or our inability to retain or recruit other key management and research and development personnel may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, public and private research institutions, government entities and other organizations In addition, we do not maintain any key man life insurance policies on Mr. Walters.

IF WE FAIL TO MAINTAIN THE ADEQUACY OF OUR INTERNAL CONTROLS, OUR ABILITY TO PROVIDE ACCURATE FINANCIAL STATEMENTS AND COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002 COULD BE IMPAIRED, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE SUBSTANTIALLY.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

IF BRAZIL UNDERGOES A PERIOD OF HIGH INFLATION IN THE FUTURE, OUR REVENUES AND THE MARKET VALUE OF OUR STOCK MAY BE REDUCED

In the last 15 years, Brazil has faced periods of extremely high inflation rates. Brazil's inflation rates were 1.2% in 2005, 3.8% in 2006, 7.9% in 2007 and 6.3% in 2008. Inflation and governmental measures to combat it have had significant negative effects on the Brazilian economy in past years. Public speculation about possible future measures has also contributed to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets. If Brazil suffers a period of high inflation in the future, our costs may increase, our operating and net margins may decrease and, if investor's confidence lags, the price of our stocks may drop. Inflationary pressures may curtail our ability to access foreign financial markets and may occasionally lead to further government interventions in the economy, including the implementation of policies that may adversely affect the overall performance of the Brazilian economy.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in the stock. During periods of stock market price volatility, share prices of many health information management network solution companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 57,402,089 shares of common stock outstanding as of the date of this Annual Report, 41,934,971 shares are freely tradable without restriction. The remaining 15,467,118 shares of common stock held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144. In addition, as of December 31, 2008, if exercised or converted, we may issue up to 7,402,500 shares of common stock underlying the warrants, up to 2,375,000 shares underlying stock options, 2,892,000,000 shares underlying our Series A Preferred stock, and up to 1,400,000 shares of common stock upon conversion of related party debt. Currently, we only have 100,000,000 common shares authorized and we may be required to increase the number of common shares authorized by the Company.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SERIES A PREFERRED STOCK THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of the date of this Annual Report, we have 57,402,089 shares of common stock issued and outstanding and 14,410 shares of our Series A Preferred stock issued and outstanding. In addition, the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred stock may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the Series A Preferred Shares, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

THE HOLDER OF THE SERIES A PREFERRED STOCK HAS THE OPTION OF CONVERTING THE PRINCIPAL OUTSTANDING INTO SHARES OF OUR COMMON STOCK. IF THE HOLDER CONVERTS THE SERIES A PREFERRED STOCK, THERE WILL BE DILUTION OF YOUR SHARES OF OUR COMMON STOCK.

The conversion of the Series A Preferred Stock will result in dilution to the interests of other holders of our common stock since the holders may ultimately convert the full amount of the Series A Preferred Stock and sell all of these shares into the public market.

The following table sets forth the number and percentage of shares of our common stock that would be issuable if the holders of the shares of Series A Preferred Stock converted at conversion prices of $0.15, $0.10, $0.05, $0.03, $0.01 and $0.005 (the conversion price shall be equal to the lesser of (i) $0.192 or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the common stock during the ten (10) Trading Days immediately preceding the date of conversion):

                             NUMBER OF SHARES
                                 ISSUABLE              PERCENTAGE OF ISSUED
    CONVERSION PRICE         ON CONVERSION (1)         AND OUTSTANDING (2)
    ----------------         -----------------         --------------------
         $0.15                    9,606,667                   14.34%
         $0.10                   14,410,000                   20.07%
         $0.05                   28,820,000                   33.42%
         $0.03                   48,033,333                   45.57%
         $0.01                  144,100,000                   71.51%
         $0.005                 288,200,000                   83.39%
         $0.001               1,441,000,000                   96.17%

(1) Represents the number of shares issuable if 14,410 shares of Series A Preferred Stock were converted at the corresponding conversion price.

(2) Represents the percentage of the total outstanding common stock that the shares issuable on conversion of the shares of Series A Preferred Stock without regard to any contractual or other restriction on the number of securities the stockholder may own at any point in time and based on 57,402,489 shares issued and outstanding as of the date of this Annual Report.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as us, to include a report of management on our internal controls over financial reporting in our annual reports for fiscal years ending on or after December 15, 2008. We are in the process of instituting changes to satisfy our obligations in under the Sarbanes-Oxley Act. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

During 2008, our common stock has traded as low as $0.0006 and as high as $0.067 In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

A MAJORITY OF OUR DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES. THEREFORE, IT MAY BE DIFFICULT FOR INVESTORS WITHIN THE UNITED STATES TO ENFORCE ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTIES

Except as described above, we do not own any other real estate or other properties. We lease office space in several locations as follows:

   (i) United States: 950 S. Pine Island Road, Suite A-150, Plantation, Florida, 33324 USA;

   (ii) Brazil: Praia de Botafogo # 440, 4 andar, Botafogo 22250 040, Rio de Janeiro, RJ Brazil; and

   (iii) Brazil: Av, Paulista, 726, conj. 1707, Bela Vista Sao Paulo, Brazil.

ITEM 3.  LEGAL PROCEEDINGS

Our Brazilian subsidiary, Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal' claims. At December 31, 2008, we have accrued approximately $151,000 related to these lawsuits. The outcome of these clams is uncertain at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2008, no matters were submitted to our stockholders for approval.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the Over-the-Counter Bulletin Board under the symbol "TNSX.OB". The market for our common stock is limited, and can be volatile. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2007 and 2008 and the first quarter of 2009 as quoted on FINRA. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                            2007                2008                 2009
                            ----                ----                 ----
                        Low      High       Low       High       Low       High
                        ---      ----       ---       ----       ---       ----
First quarter          $0.13    $0.160    $0.005     $0.067    $0.0005    $0.002
Second quarter          0.05     0.090     0.002      0.030
Third quarter           0.04     0.072     0.002      0.010
Fourth quarter          0.04     0.080     0.0006     0.004

On April 6, 2009, the last sale price of our common stock as reported on the OTCBB was $0.0005.

SHAREHOLDERS

As of the date of this Annual Report, we have approximately 177 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 800 beneficial owners of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Transax International Limited Stock Option Plan (the "Stock Option Plan"). The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2008:

                                                                     NUMBER OF
                                                                     SECURITIES
                                                                     REMAINING
                                     NUMBER OF        WEIGHTED       AVAILABLE FOR
                                     SECURITIES TO    AVERAGE        FUTURE ISSUANCE
                                     BE ISSUED UPON   EXERCISE       UNDER EQUITY
                                     EXERCISE OF      PRICE OF       COMPENSATION
                                     OUTSTANDING      OUTSTANDING    PLANS (EXCLUDING
                                     OPTIONS,         OPTIONS,       SECURITIES
                                     WARRANTS AND     WARRANTS AND   REFLECTED IN
                                     RIGHTS (A)       RIGHTS (B)     COLUMN (A)) (C)
                                     --------------   ------------   ----------------
Plan category
Plans approved by shareholders:
  2004 Incentive Stock Option Plan      2,375,000        $0.14          1,575,000
Plans not approved by shareholders:
  Warrants                              7,402,500        $0.23                n/a


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

STOCK OPTIONS GRANTED AND EXERCISED

As of the date of this Annual Report, there are an aggregate of 2,375,000 Stock Options granted and outstanding.

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 7,402,500 common stock purchase warrants issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year 2008, we issued 17,735,978 shares of its common stock upon conversion of 870 shares of Series A preferred stock.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended December 31, 2008 and 2007, which financial statements are included elsewhere in this Annual Report.

RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

                                                          For the Year Ended
                                                             December 31,
                                                      -------------------------
                                                         2008           2007
                                                      -----------   -----------

REVENUES ...........................................  $ 6,119,046   $ 5,173,544
                                                      -----------   -----------

OPERATING EXPENSES
  Cost of product support services .................    2,752,757     2,072,326
  Compensation and related benefits ................    1,701,001     1,127,287
  Professional fees ................................      108,990       116,075
  Management and consulting fees - related partiers       299,087       471,761
  Investor relations ...............................        1,000        30,878
  Depreciation and amortization ....................      265,278       343,531
  General and administrative .......................    1,809,713     1,282,539
                                                      -----------   -----------

TOTAL OPERATING EXPENSES ...........................    6,937,826     5,444,397
                                                      -----------   -----------

LOSS FROM OPERATIONS ...............................     (818,780)     (270,853)
                                                      -----------   -----------

OTHER (EXPENSES) INCOME
  Other expenses ...................................            -        (6,393)
  Foreign exchange loss ............................        7,268       (27,348)
  Gain from derivative liabilities .................      116,912       662,127
  Interest expense .................................     (316,409)     (497,855)
  Interest expense -related parties ................      (42,068)      (60,418)
                                                      -----------   -----------
                                                         (234,297)       70,113
                                                      -----------   -----------

LOSS BEFORE INCOME TAXES ...........................   (1,053,077)     (200,740)

PROVISION FOR INCOME TAXES .........................      (43,565)     (194,478)
                                                      -----------   -----------

NET LOSS ...........................................   (1,096,642)     (395,218)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)       473,758       (68,690)
                                                      -----------   -----------

COMPREHENSIVE LOSS .................................  $  (622,884)  $  (463,908)
                                                      -----------   -----------

Our net loss for the year ended December 31, 2008 was $1,096,642 compared to $395,218 for the year ended December 31, 2007 (an increase of $701,424 or 177%).

During fiscal year ended December 31, 2008, we generated $6,119,046 in revenues compared to $5,173,544 in revenues generated during fiscal year ended December 31, 2007 (an increase of $945,502 or 18.3%). The significant increase in revenues is due to the continuing installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We undertook approximately 8,900,000 "real time" transactions during fiscal year ended December 31, 2008, of which 4,800,000 were from POS terminals, 2,100,000 from PC and PC servers, 1,100,000 were via our proprietary WEB solution, and 900,000 from our Interactive Voice Response solution. We undertook approximately 7,700,000 "real time" transactions during fiscal year ended December 31, 2007, of which 4,900,000 were from POS terminals, 2,000,000 from PC servers, and 800,000 from interactive voice response.

During the year ended December 31, 2008, we incurred operating expenses in the aggregate amount of $6,937,826 compared to $5,444,397 incurred during the year ended December 31, 2007 (an increase of $1,493,429 or 27.4%). The increase in operating expenses incurred during the year ended December 31, 2008 compared to the year ended December 31, 2007 resulted from: (i) an increase of $680,431 or 32.8% in cost of product support services resulting from the increase in revenues; (ii) an increase of $573,714 or 50.9 % in compensation and related benefits associated with the increased operations of our MedLink operations;
(iii) a decrease of $7,085 or 6.1% based on a decrease in the amount of professional fees incurred; (iv) a decrease of $172,674 or 36.6% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) a decrease in investor relations of $29,878 or 96.8% in investor relations; (vi) a decrease of $78,253 or 22.8% in depreciation and amortization; and (vii) an increase of $527,174 or 41.1% in general and administrative expenses primarily resulting from an increase in operating costs associated with our increased business revenues in 2008.

We reported a loss from operations of ($818,780) for fiscal year ended December 31, 2008 as compared to a loss from operations of ($270,853) for fiscal year ended December 31, 2007 (an increase of $547,927 or 202.3%).

During the year ended December 31, 2008, we incurred other expense of $234,297, compared to other income of $70,113 during the year ended December 31, 2007 (a decrease of $304,410). The variance for year ended December 31, 2008, compared to the year ended December 31, 2007 resulted primarily from the change in the fair value of the Company's derivative liabilities which was a gain of $116,912 in 2008, as compared to a gain in 2007 of $662,127. This change is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as derivative instruments.

For the year ended December 31, 2008, our loss before income taxes was $1,053,077 compared to loss before taxes of $200,740 for the year ended December 31, 2007. During the year ended December 31, 2008, we recorded a tax provision of $43,565 for Brazilian income taxes (2007: $194,478), resulting in a net loss of $(1,096,642) compared to net loss of $395,218.

During fiscal year ended December 31, 2008, we recorded a deemed and cumulative preferred stock dividend of $77,476 compared to $110,621 during fiscal year ended December 31, 2007, which is related to our Series A Preferred Stock.

We reported a net loss attributable to common shareholders of ($1,174,118) for fiscal year ended December 31, 2008 as compared to a net loss attributable to common shareholders of ($505,839) for fiscal year ended December 31, 2007. This translates to a loss per common share available to shareholders of $0.03 and $0.02 for fiscal years ended December 31, 2008 and 2007, respectively.

We recorded an unrealized foreign currency translation gain (loss) of $473,758 and ($68,690) for the years ended December 31, 2008 and 2007, respectively. This resulted in a comprehensive net loss during fiscal year ended December 31, 2008 of ($622,884) compared to ($463,908) during fiscal year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, our current assets were $679,295 and our current liabilities were $5,260,500, which resulted in a working capital deficit of $4,581,205. As of December 31, 2008, our total assets were $1,284,033 consisting of: (i) $25,676 in cash; (ii) $279,080 in prepaid expenses and other current assets; (iii) $374,539 in accounts receivable; (iv) $147,896 in net software development costs; and (v) $456,842 in net property and equipment. As at December 31, 2008, our total assets were $1,284,033 compared to $2,050,863 at December 31, 2007.

As of December 31, 2008, our total liabilities were $5,458,442 consisting of:
(i) $1,909,027 in long-term and current portion of accounts payable and accrued expenses; (ii) $303,126 due to related parties; (iii) $259,679 in convertible loan to related party; (iv) $306,218 in loan payable to related party; (v) $663,854 in current portion of loans payable; (vi) $3,321 in warrant liability;
(vii) $1,007,472 in convertible feature liability; (viii) capital lease obligations of $68,045 and (ix) $937,700 in deferred gain on sale of minority interest in subsidiary. As at December 31, 2008, our total liabilities were $5,458,442 compared to $5,907,918 at December 31, 2007.

Stockholders' deficit increased from ($3,857,055) for fiscal year ended December 31, 2007 to ($4,174,409) for fiscal year ended December 31, 2008.

For the year ended December 31, 2008, net cash flow used in operating activities was ($919,011) compared to net cash provided by operating activities of $123,955 for the year ended December 31, 2007. The change in cash flows provided by operating activities is principally due to funding our net loss of $1,096,642, the add back of non-cash items including a gain from derivative liabilities of ($116,912), depreciation and amortization of $464,117, deposit on sale of minority interest of ($20,000), an increase in prepaid expense and other current assets of ($86,824), an increase in accounts payable and accrued expenses of $7,099 and a decrease in due to related parties of $102,926. For the year ended December 31, 2007, net cash provided by operating activities of $123,955 primarily consisted of our net loss of ($395,218) , the add back of non-cash items including a gain from derivative liabilities of ($662,127), depreciation and amortization of $578,780, and stock-based compensation of $84,446, and an increase in accounts payable of accrued expenses of $257,766 and an increase in due to related parties of $160,678.

Net cash flows provided by investing activities amounted to $909,356 for the year ended December 31, 2008 compared to net cash used in investing activities of ($135,455) for the year ended December 31, 2007. During the year ended December 31, 2008, we received proceeds of $937,700 from the sale of a minority interest ownership in Transax Limited offset by the acquisition of property and equipment of $28,344. During the year ended December 31, 2007, we capitalized software development costs of $254,409 and acquired property and equipment of $68,793. Additionally, in 2007, we received a deposit on sale of minority interest of $187,747 related to the sale of 45% of our operating subsidiaries, which occurred in March 2008.

Net cash flows used in financing activities for fiscal year ended December 31, 2008 were $9,674 compared to net cash flows provided by financing activities of $99,319 for fiscal year ended December 31, 2007. For the year ended December 31, 2008, cash used in financing activities was attributable to $215,326 in proceeds from loans and the higher repayment of debt in 2008 of $225,000. During the year ended December 31, 2007, net cash provided by financing activities resulted $19,319 in proceeds from loans, and the proceeds of related party loans of $80,000.

PLAN OF OPERATION

Since our inception, we have funded operations through borrowings and equity sales in order to meet our strategic objectives. Our future operations are dependent upon external funding and our ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our software products and distribution networks.

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

Certain covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of YA Global (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

During the year ended December 31, 2008, we issued 17,735,978 shares of our common stock to YA Global in connection with the conversion of 870 shares of Series A Preferred Stock. Subsequent to the year ended December 31, 2008, we issued a further 5,033,333 shares of our common stock to YA Global. See "PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES".

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A material liability for us at December 31, 2008 is the aggregate principal amount of $175,000 and $84,679 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes were due on April 30, 2007 and convertible into shares of our common stock at $0.125 per shares together with a warrant per share to purchase our common stock at $0.25 per share for a period of two years. As of December 31, 2008, an aggregate principal amount of $175,000 and interest in the amount of $84,679 remains due and owing under the Convertible Promissory Notes. As of the date of this Annual Report, the Convertible Promissory Notes are deemed in default and are under re-negotiation with the lender.

LOAN - RELATED PARTY

A material liability for us at December 31, 2008 is the aggregate amount of $306,218 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month, had an initial term of twelve months and was repayable quarterly in arrears. On September 25, 2007, Mr. Walters agreed to extend the Loans for an additional twelve months until March 4, 2008. During the 2007 period, we incurred a loan fee of $5,000 and an additional fee of approximately $7,756, which has been included in interest expense. For the year ended December 31, 2008 and 2007, we incurred $21,011 and $39,418, respectively, in interest related to these loans. At December 31, 2008 and 2007, $64,102 and $43,091 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $306,218 and $292,475, respectively.

CONSULTING AGREEMENT

A material liability for us at December 31, 2008 is the amounts due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the year ended December 31, 2008 and 2007, we incurred $215,727 and $234,327, respectively, in management fees. At December 31, 2008 and 2007, $274,646 and $371,932 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A material estimated liability for us for fiscal year 2008 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At December 31, 2008 and 2007, these deficiencies, plus interest and penalties, amounted to approximately $1,180,000 and $1,080,000, respectively.

Effective April 1, 2004, we entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. At December 31, 2008, approximately $1,180,000 of our INSS and other taxes are to be repaid within a 12 month period. At December 31, 2008, the future payments due to the Brazilian authorities are as follows: (i) 2009 - $1,172,496; (ii) 2010 - $7,899.

MEDLINK CONNECTIVIDADE LOAN PAYABLE AND OTHER LOANS PAYABLE

At December 31, 2008, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil. The Brazil loans require monthly installment payments, bear interest at rates ranging from 30% to 90% per annum, are secured by certain receivables of Medlink Connectividade, and are due through October 2009. As at December 31, 2008 and 2007, the loans payable to these financial institutions and others aggregated $663,854 and $652,804, respectively.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by the comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

NEW AUTHORITATIVE PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(R), "Business Combinations", which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations which occur after December 31, 2008. The adoption of SFAS 141(R), effective January 1, 2009, may have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 160 to have a material impact on the preparation of its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS 161 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" . EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities". FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 are effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on our consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Foreign Exchange Rates. All of our sales are denominated in Brazilian Real ("R$"). As a result, changes in the relative values of U.S. Dollars and R$ affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and R$ affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into R$, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders' equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as R$ continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is R$. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and R$. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the R$ against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of R$ against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

Inflation. In the last 15 years, Brazil has faced periods of extremely high inflation rates. Brazil's inflation rates were 1.2% in 2005, 3.8% in 2006, 7.9% in 2007 and 6.3% in 2008. Inflation and governmental measures to combat it have had significant negative effects on the Brazilian economy in past years. Public speculation about possible future measures has also contributed to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets. If Brazil suffers a period of high inflation in the future, our costs may increase, our operating and net margins may decrease and, if investor's confidence lags, the price of our stocks may drop. Inflationary pressures may curtail our ability to access foreign financial markets and may occasionally lead to further government interventions in the economy, including the implementation of policies that may adversely affect the overall performance of the Brazilian economy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of December 31, 2008, due to material weaknesses that we identified in internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management determined that material weaknesses existed as outlined below. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. Management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of December 31, 2008, and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2008. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

   o We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2008. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

We believe that the foregoing steps will remediate the significant material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these material weaknesses in our internal control over financial reporting, there is a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

NAME                  AGE      POSITION WITH THE COMPANY
----                  ---      -------------------------
Stephen Walters        50      President, Chief Executive Officer and a Director
Laurie Bewes           56      Director
Adam Wasserman         44      Chief Financial Officer

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

STEPHEN WALTERS is our President/Chief Executive Officer and a director. Mr. Walters has more than twenty (20) years of business experience. He is responsible for corporate development initiatives that have seen a successful restructuring of the predecessor company. Mr. Walters is also the founder and principal of the Carlingford Group of companies based in Singapore a private investment group undertaking investments in early stage companies. Mr. Walters possesses an in depth knowledge of the public markets having previously acted as President and Chief Executive Officer of US public company's since 2001.

LAURIE BEWES: Mr. Bewes currently is a director of Transax. Mr. Bewes hold a Bachelor of Business Administration and is a member of the Australian Institute of Company Directors (MAICD). His business background over the past twenty (20) years includes joint ventures, business development, mergers, infrastructure privatization and start-ups across South America (Argentina and Brazil), Asia (Indonesia, Singapore and Malaysia) and Australia/New Zealand. Mr. Bewes has worked in various senior executive positions for companies such as P & O, ANL and TNT.

ADAM WASSERMAN has served as our Chief Financial Officer since February 2005 under the terms of the consulting agreement with his firm, CFO Oncall, Inc. Mr. Wasserman devotes a portion of his time to our company. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the chief financial officer of Lotus Pharmaceuticals, Inc. since October 2006 and Gold Horse International, Inc. since July 2007. Mr. Wasserman has also served as the chief financial officer of Explorations Group Inc. (January 2002 until December 2005) Colmena Corp. (May 2003 until June 2004), China Wind Systems, Inc. (November 2007 to December 2008) and Genesis Pharmaceuticals Enterprises, Inc. (October 2001 until October 2007), all client companies of CFO Oncall, Inc. From June 1991 to November 1999 he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is a director, treasurer and executive board member of Gold Coast Venture Capital Association.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

                                              SUMMARY COMPENSATION TABLE
                                              --------------------------
                                                                 NON-EQUITY
                                                                 INCENTIVE      NONQUALIFIED   ALL
NAME AND                                       STOCK    OPTION   PLAN           DEFERRED       OTHER
PRINCIPAL                    SALARY    BONUS   AWARDS   AWARDS   COMPENSATION   COMPENSATION   COMPENSATION   TOTAL
POSITION              YEAR   ($)       ($)     ($)      ($)      ($)            EARNINGS ($)   ($)            ($)
(A)                   (B)    (C)       (D)     (E)      (F)      (G)            (H)            (I)            (J)
-------------------   ----   -------   -----   ------   ------   ------------   ------------   ------------   -------
Stephen Walters (1)   2008         0       0        0        0              0              0        215,727   215,727
President, CEO,       2007         0       0   55,000   13,348              0              0        234,327   302,675
Director

Laurie Bewes (2)      2008         0       0        0        0              0              0          6,000     6,000
Director              2007         0       0        0    4,449              0              0         72,000    76,449

Adam Wasserman (3)    2008         0       0        0        0              0              0         47,360    47,360
Chief financial       2007         0       0        0    4,449              0              0         46,737    51,186
officer

Americao de Castro    2008   164,000       0        0        0              0              0              0   164,000
President of          2007   165,000       0        0        0              0              0              0   165,000
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

(3) Mr. Wasserman's fiscal year 2007 compensation includes Stock Options to purchase 150,000 shares of our common stock with an exercise price of $0.15 per share. Compensation for Mr. Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer. Mr. Wasserman works for us on a part-time basis pursuant to an agreement with CFO Oncall.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

                                                                                                              EQUITY
                                                                                                              INCENTIVE
                                                                                                              PLAN
                                                                                                  EQUITY      AWARDS:
                                                                                         MARKET   INCENTIVE   MARKET
                                                                                NUMBER   VALUE    PLAN        OR
                                          EQUITY                                OF       OF       AWARDS:     PAYOUT
                                          INCENTIVE                             SHARES   SHARES   NUMBER OF   VALUE OF
                                          PLAN                                  OR       OR       UNEARNED    UNEARNED
                                          AWARDS:                               UNITS    UNITS    SHARES,     SHARES,
            NUMBER OF     NUMBER OF       NUMBER OF                             OF       OF       UNITS OR    UNITS OR
            SECURITIES    SECURITIES      SECURITIES                            STOCK    STOCK    OTHER       OTHER
            UNDERLYING    UNDERLYING      UNDERLYING                            THAT     THAT     RIGHTS      RIGHTS
            UNEXERCISED   UNEXERCISED     UNEXERCISED   OPTION                  HAVE     HAVE     THAT HAVE   THAT
            OPTIONS       OPTIONS         UNEARNED      EXERCISE   OPTION       NOT      NOT      NOT         HAVE NOT
            (#)           (#)             OPTIONS       PRICE      EXPIRATION   VESTED   VESTED   VESTED      VESTED
NAME        EXERCISABLE   UNEXERCISABLE   (#)           ($)        DATE         (#)      ($)      (#)         (#)
(A)         (B)           (C)             (D)           (E)        (F)          (G)      (H)      (I)         (J)
---------   -----------   -------------   -----------   --------   ----------   ------   ------   ---------   ---------
Stephen         250,000               -             -       0.20     12/30/09        -        -           -           -
Walters         400,000               -             -       0.15      5/05/10        -        -           -           -
                100,000               -             -       0.15     12/25/10        -        -           -           -
                150,000               -             -       0.15      8/17/11        -        -           -           -
                300,000               -             -       0.06     11/24/12        -        -           -           -

Laurie          125,000               -             -       0.20     12/30/09        -        -           -           -
Bewes           175,000               -             -       0.15      5/05/10        -        -           -           -
                 50,000               -             -       0.15     12/25/10        -        -           -           -
                 75,000               -             -       0.15      8/17/11        -        -           -           -
                100,000               -             -       0.06     11/24/12        -        -           -           -

Americo          50,000               -             -       0.20     12/30/09        -        -           -           -
de Castro        50,000               -             -       0.15      5/05/10        -        -           -           -

Adam            150,000               -             -       0.15      5/05/10        -        -           -           -
Wasserman       100,000               -             -       0.06     11/24/12        -        -           -           -

COMPENSATION OF DIRECTORS

In 2008 and 2007, we did not pay any directors fees.

EMPLOYMENT AND CONSULTING AGREEMENTS

WALTERS CONSULTING AGREEMENT

We entered into a month-to-month consulting services agreement with Stephen Walters, our President/Chief Executive Officer (the "Walters Consulting Agreement"). On July 1, 2007, our Board of Directors approved an amendment to the Walters Consulting Agreement to increase the compensation from $15,000 per month to $17,500 per month. Pursuant to the terms and provisions of the Walters Consulting Agreement: (i) Mr. Walters provides managerial services to us; and
(ii) Mr. Walters shall be paid a monthly fee of $17,500 plus reimbursement of expenses. Mr. Walters derived remuneration from us as compensation under the terms and provisions of the Walters Consulting Agreement. During fiscal years ended December 31, 2008 and 2007, $215,727 and $234,327 was incurred by us to Mr. Walters for management and consulting services rendered.

On November 25, 2007, we granted Mr. Walter 300,000 Stock Options to purchase 300,000 shares of our common stock at $0.06 per share expiring on November 24, 2012. The fair value of these Stock Options was estimated at $13,348. On November 25, 2007, in accordance with the terms and provisions of the Walters Consulting Agreement, we issued Mr. Walters an aggregate of 1,000,000 shares of our common stock for services rendered. These common shares were valued at the trading price of $0.055 of $55,000. At December 31, 2008 and 2007, $274,646 and
$371,932 in management fees and other expenses are due and owing to Mr. Walters.

BEWES CONSULTING AGREEMENT

We entered into a month-to-month consulting services agreement with Laurie Bewes, one of our directors (the "Bewes Consulting Agreement"). Pursuant to the terms and provisions of the Bewes Consulting Agreement: (i) Mr. Bewes agreed to provide managerial and developmental services to our Brazilian subsidiary and act as its Executive Director; and (ii) Mr. Bewes shall be paid a monthly fee of $12,000 for a potential annual salary of $144,000 plus reimbursement of expenses. Mr. Bewes derived remuneration from us as compensation under the terms and provisions of the Bewes Consulting Agreement. As at fiscal years ended December 31, 2008 and 2007, an aggregate of $6,000 and $72,000 was incurred by us in consulting fees due and owing to Mr. Bewes. Additionally, on November 25, 2007, we granted to Mr. Bewes 100,000 Stock Options to purchase 100,000 shares of our common stock at $0.06 per share expiring on November 24, 2012. The fair value of this Stock Options was estimated at $4,449. Since July 2007 we have no contract with Mr. Bewes.

SASSO INVESTOR RELATIONS AGREEMENT

On January 17, 2006 we entered into a twelve month consulting agreement with David Sasso for provision of investor relations services (the "Sasso Consulting Agreement"). Pursuant to the terms of the Sasso Consulting Agreement, Mr. Sasso was paid a monthly fee of $7,000. Mr. Sasso agreed to act as our Vice President of Investor Relations and Corporate Communications. For fiscal years ended December 31, 2008 and 2007, we incurred $30,000 and $37,000 in consulting fees to Mr. Sasso. On November 25, 2007, we granted to Mr. Sasso 50,000 Stock Options to purchase 50,000 shares of our common stock at $0.06 per share expiring on November 24, 2012. The fair value of these Stock Options was estimated at $2,225. During 2007, we amended our arrangement with Mr. Sasso who provides part time services and is paid a monthly fee of $2,500. Effective December 1, 2008 the Company terminated the consulting arrangement with Mr. Sasso.

WASSERMAN FINANCIAL SERVICES AGREEMENT

Mr. Wasserman has served as our chief financial officer since February 2005. Compensation for Mr. Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer. Mr. Wasserman works for us on a part-time basis pursuant to an agreement with CFO Oncall. Pursuant to the terms of this engagement letter, CFO Oncall is paid a monthly retainer fee of $2,500 plus hourly fees at a standard rate of $95 per hour for services performed. Mr. Wasserman agreed to act as our Chief Financial Officer and principal accounting office. During fiscal year ended December 31, 2008 and 2007, fees amounted to $47,360 and $46,737, respectively. On November 25, 2007, we granted Mr. Wasserman 100,00 Stock Options to purchase 100,000 shares of common stock at $0.06 per share. The fair value of these Stock Options was estimated at $4,449. As at December 31, 2008 and 2007, $28,480 and $34,120 in fees is due and owing to CFO Oncall.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 57,402,089 shares of common stock issued and outstanding.

NAME AND ADDRESS OF                              NUMBER OF          PERCENTAGE
BENEFICIAL OWNER(1)                           SHARES OWNED(1)       OF CLASS(1)
---------------------------------------       ---------------       -----------

DIRECTORS AND OFFICERS:

Stephen Walters .......................         4,134,819 (2)           7.20%
Bali View Block A4/7
Jl. Cirendeu Raya 40 Jakarta Selatan
13419 Indonesia

Laurie Bewes ..........................           758,333 (3)           1.32%
429 Willawrong Road
Caringbah, Australia NSW 2229

Adam Wasserman ........................           250,000 (5)               *
1643 Royal Grove Way
Weston, Florida 33327

All executive officers and directors
 as a group (4 persons), including
holdings of Carlingford Investments
Limited ...............................        15,784,742 (6)          27.06%

MAJOR SHAREHOLDERS:

Carlingford Investments Limited .......        10,641,590 (7)          18.54%
80 Raffles Place
#16-20 UOB Plaza II
Singapore 048624

* Less than one percent.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 57,402,089 shares issued and outstanding.

(2) This figure includes: (i) 2,934,819 shares of common stock held of record by Mr. Walters; (ii) an assumption of the exercise by Mr. Walters of 250,000 Stock Options to acquire 250,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iii) an assumption of the exercise by Mr. Walters of 400,000 Stock Options to acquire 400,000 shares of common stock at $0.15 per share expiring on May 5, 2010; (iv) an assumption of the exercise by Mr. Walters of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.15 per share expiring on December 25, 2010; (v) an assumption of the exercise by Mr. Walters of 150,000 Stock Options to acquire 150,000 shares of common stock at $0.15 per share expiring on August 17, 2011; and (vi) an assumption of the exercise by Mr. Walters of 300,000 Stock Options to acquire 300,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

(3) This figure includes: (i) 233,333 shares of common stock held of record;
(ii) an assumption of the exercise by Mr. Bewes of 125,000 Stock Options to acquire 125,000 shares of common stock at $0.20 per share expiring on December 30, 2009; (iii an assumption of the exercise by Mr. Bewes of 175,000 Stock Options to acquire 175,000 shares of common stock at $0.15 per share expiring on May 5, 2010; (iv) an assumption of the exercise by Mr. Bewes of 50,000 Stock Options to acquire 50,000 shares of common stock at $0.15 per share expiring on December 25, 2010; (v) an assumption of the exercise by Mr. Bewes of 75,000 Stock Options to acquire 75,000 shares of common stock at $0.15 per share expiring on August 17, 2011; and (vi) an assumption of the exercise by Mr. Bewes of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

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

(7) This figure includes: (i) 10,593,257 shares of common stock held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights; and (ii) an assumption of the exercise by Carlingford Investments Limited of an aggregate of 48,333 warrants held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights, into 48,333 shares of common stock at a price of $0.20 per share expiring on September 29, 2009. As of the date of this Annual Report, no warrants have been exercised.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may be at a subsequent date result in a change of control of our company, except that ownership limitations of 4.99% pursuant to our Series A Preferred Stock has been waived effective May 21, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2008, we incurred approximately $60,400 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements and for the review of our financial statements for each quarter.

During fiscal year ended December 31, 2007, we incurred approximately $49,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements and for the review of our financial statements for each quarter.

During fiscal year ended December 31, 2008 and 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for any non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number   Description of Exhibit
-------  ----------------------

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

10.14 Investor Registration Rights Agreement, dated as of January 13, 2006, by and between Transax International, Ltd. and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on January20, 2006.

10.15 Warrant, dated as of January 13, 2006, issued to Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the SEC on January20, 2006.

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

                                    TRANSAX INTERNATIONAL LIMITED

Dated: April 15, 2009               By: /s/ STEPHEN WALTERS
                                        --------------------------------
                                        Stephen Walters, President/Chief
                                        Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                          Date
     ---------                         -----                          ----

/s/ Stephen Walters     Chief Executive Officer and Director      April 15, 2009
-------------------
Stephen Walters

/s/ Adam Wasserman      Chief Financial Officer and Principal     April 15, 2009
------------------      Accounting Officer
Adam Wasserman

/s/ Laurie Bewes        Director                                  April 15, 2009
----------------
Laurie Bewes

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

 Consolidated Financial Statements:

     Consolidated Balance Sheets.............................................F-3

     Consolidated Statements of Operations...................................F-4

     Consolidated Statements of Changes in Stockholders' Deficit.............F-5

     Consolidated Statements of Cash Flows...................................F-6

 Notes to Consolidated Financial Statements..........................F-7 to F-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Transax International Limited.

We have audited the accompanying consolidated balance sheet of Transax International Limited and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transax International Limited and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $14.4 million, a working capital deficiency of approximately $4.6 million and a stockholders' deficiency of approximately $4.2 million at December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               MSPC Certified Public Accountants
                                               and Advisors, PC


New York, New York
April 14, 2009

                                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       2008            2007
                                                                                   ------------    ------------
                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................................   $     25,676    $    175,938
  Accounts receivable, net .....................................................        374,539         487,397
  Prepaid expenses and other current assets ....................................        279,080         277,992
                                                                                   ------------    ------------

     TOTAL CURRENT ASSETS ......................................................        679,295         941,327

SOFTWARE DEVELOPMENT COSTS, net ................................................        147,896         347,063
PROPERTY AND EQUIPMENT, net ....................................................        456,842         757,673
OTHER ASSETS ...................................................................              -           4,800
                                                                                   ------------    ------------

     TOTAL ASSETS ..............................................................   $  1,284,033    $  2,050,863
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable .............................................   $    663,854    $    600,440
  Current portion of capital lease obligations .................................         30,943               -
  Convertible debenture payable, net ...........................................              -         225,000
  Accounts payable and accrued expenses ........................................      1,748,187       2,184,678
  Deposit on sale of minority interest .........................................              -         187,747
  Deferred gain on sale of minority interest in subsidiary .....................        937,700               -
  Due to related parties .......................................................        303,126         406,052
  Warrant liability ............................................................          3,321         153,134
  Convertible feature liability ................................................      1,007,472       1,280,100
  Loans payable - related party ................................................        306,218         292,475
  Convertible loan - related party .............................................        259,679         238,621
                                                                                   ------------    ------------

     TOTAL CURRENT LIABILITIES .................................................      5,260,500       5,568,247

LOANS PAYABLE, NET OF CURRENT PORTION ..........................................              -          52,364
CAPITAL LEASE OBLIGATION. NET OF CURRENT PORTION ...............................         37,102               -
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION ..................        160,840         287,307
                                                                                   ------------    ------------

     TOTAL LIABILITIES .........................................................      5,458,442       5,907,918
                                                                                   ------------    ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
  14,460 and 15,330 shares issued and outstanding at December 31, 2008 and 2007,
  respectively; liquidation preference $1,446,000 at December 31, 2008 .........      1,330,039       1,417,039
  Common stock $.00001 par value; 100,000,000 shares authorized;
  52,368,756 and 34,632,778 shares issued and outstanding at December 31, 2008
  and December 31, 2007, respectively ..........................................            524             346
  Paid-in capital ..............................................................      8,405,984       8,013,632
  Accumulated deficit ..........................................................    (14,410,077)    (13,313,435)
  Accumulated other comprehensive income .......................................        499,121          25,363
                                                                                   ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT ...............................................     (4,174,409)     (3,857,055)
                                                                                   ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...............................   $  1,284,033    $  2,050,863
                                                                                   ============    ============

             The accompanying notes are an integral part of these consolidated financial statements

                                                       F-3

                     TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               2008            2007
                                                           ------------    ------------
REVENUES ...............................................   $  6,119,046    $  5,173,544
                                                           ------------    ------------

OPERATING EXPENSES:
  Cost of product support services .....................      2,752,757       2,072,326
  Compensation and related benefits ....................      1,701,001       1,127,287
  Professional fees ....................................        108,990         116,075
  Management and consulting fees - related parties .....        299,087         471,761
  Investor relations ...................................          1,000          30,878
  Depreciation and amortization ........................        265,278         343,531
  General and administrative ...........................      1,809,713       1,282,539
                                                           ------------    ------------

     TOTAL OPERATING EXPENSES ..........................      6,937,826       5,444,397
                                                           ------------    ------------

LOSS FROM OPERATIONS ...................................       (818,780)       (270,853)
                                                           ------------    ------------

OTHER INCOME (EXPENSES):
  Other income (expenses) ..............................              -          (6,393)
  Foreign currency exchange loss .......................          7,268         (27,348)
  Gain from derivative liabilities .....................        116,912         662,127
  Interest expense,net .................................       (316,409)       (497,855)
  Interest expense - related party .....................        (42,068)        (60,418)
                                                           ------------    ------------

     TOTAL OTHER INCOME (EXPENSES) .....................       (234,297)         70,113
                                                           ------------    ------------

LOSS BEFORE INCOME TAXES ...............................     (1,053,077)       (200,740)

PROVISION FOR INCOME TAXES .............................        (43,565)       (194,478)
                                                           ------------    ------------

NET LOSS ...............................................     (1,096,642)       (395,218)

DEEMED AND CUMULATIVE PREFERRED STOCK DIVIDENDS ........        (77,476)       (110,621)
                                                           ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...........   $ (1,174,118)   $   (505,839)
                                                           ============    ============

COMPREHENSIVE LOSS:
  NET LOSS .............................................   $ (1,096,642)   $   (395,218)

  OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized foreign currency translation gain (loss)        473,758         (68,690)
                                                           ------------    ------------

  COMPREHENSIVE LOSS ...................................   $   (622,884)   $   (463,908)
                                                           ============    ============

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED ......................................   $      (0.03)   $      (0.02)
                                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED ......................................     43,869,691      32,569,263
                                                           ============    ============

 The accompanying notes are an integral part of these consolidated financial statements

                                           F-4

                                     TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     For the Years Ended December 31, 2008 and 2007
                                                                                              Accumulated
                              Series A                                                           Other
                          Preferred Stock         Common Stock                                  Compre-        Total
                       ---------------------   ------------------   Paid-in     Accumulated     hensive    Stockholders'
                        Shares      Amount       Shares    Amount   Capital       Deficit       Income        Deficit
                       --------   ----------   ----------  ------  ----------  ------------   -----------  -------------
BALANCE,
 DECEMBER 31, 2006 ..    16,000    1,478,971   32,030,511     320   7,816,809   (12,918,217)       94,053    (3,528,064)

Common stock issued
 for preferred stock       (670)     (61,932)   1,552,267      16      61,916             -             -             -

Derivative liability
 reclassified to
 paid-in capital ....         -            -            -       -      50,471             -             -        50,471

Common stock issued
 for services .......         -            -    1,050,000      10      57,740             -             -        57,750

Grant of stock
 options and warrants
 for services .......         -            -            -       -      26,696             -             -        26,696

Comprehensive Loss:
  Net loss for period         -            -            -       -           -      (395,218)            -             -
  Foreign currency
   translation
   adjustments ......         -            -            -       -           -             -       (68,690)            -
  Total comprehensive
   loss .............         -            -            -       -           -             -             -      (463,908)
                       --------   ----------   ----------  ------  ----------  ------------   -----------  ------------

BALANCE,
 DECEMBER 31, 2007 ..    15,330    1,417,039   34,632,778     346   8,013,632   (13,313,435)       25,363    (3,857,055)

Common stock issued
 for preferred stock       (870)     (87,000)  17,735,978     178      86,822             -             -             -

Derivative liability
 reclassified to
 paid-in capital ....         -            -            -       -     305,530             -             -       305,530

Grant of stock
 options and warrants
 for services .......         -            -            -       -           -             -             -             -

Comprehensive Loss:
  Net loss for period         -            -            -       -           -    (1,096,642)            -
  Foreign currency
   translation
   adjustments ......         -            -            -       -           -             -       473,758             -
  Total comprehensive
   loss .............         -            -            -       -           -             -             -      (622,884)
                       --------   ----------   ----------  ------  ----------  ------------   -----------  ------------

BALANCE,
 DECEMBER 31, 2008 ..    14,460   $1,330,039   52,368,756  $  524  $8,405,984  $(14,410,077)  $   499,121  $ (4,174,409)
                       ========   ==========   ==========  ======  ==========  ============   ===========  ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-5

                          TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              For the Years
                                                                            Ended December 31,
                                                                        -------------------------
                                                                            2008          2007
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................  $(1,096,642)  $  (395,218)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization ....................................      265,278       343,531
    Amortization of software maintenance costs .......................      199,167       235,249
    Stock-based compensation and consulting ..........................            -        84,446
    Deposit on sale of minority interest  applied to professional fees      (20,000)            -
    Amortization of deferred debt issuance costs .....................            -         4,783
    Amortization of debt discount ....................................            -        31,250
    Gain from derivative liabilities .................................     (116,912)     (662,127)

Changes in assets and liabilities:
    Accounts receivable ..............................................       (6,524)      (27,309)
    Prepaid expenses and other current assets ........................      (86,824)       12,939
    Other assets .....................................................        4,800             -
    Accounts payable and accrued expenses ............................       79,264       515,154
    Accrued interest payable, related party ..........................       34,801        77,967
    Due to related parties ...........................................     (102,926)      160,678
    Accounts payable and accrued expenses  - long-term ...............      (72,493)     (257,388)
                                                                        -----------   -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ..................     (919,011)      123,955
                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of minority interest ............................      937,700       187,747
  Capitalized software development costs .............................            -      (254,409)
  Acquisition of property and equipment ..............................      (28,344)      (68,793)
                                                                        -----------   -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................      909,356      (135,455)
                                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans ................................................      215,326        19,319
  Repayment of convertible debt ......................................     (225,000)            -
  Proceeds from loan - related party .................................            -        80,000
                                                                        -----------   -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..................       (9,674)       99,319
                                                                        -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................     (130,933)       16,618
                                                                        -----------   -----------

NET (DECREASE) INCREASE IN CASH ......................................     (150,262)      104,437

CASH, BEGINNING OF YEAR ..............................................      175,938        71,501
                                                                        -----------   -----------

CASH, END OF YEAR ....................................................  $    25,676   $   175,938
                                                                        ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .............................................  $   281,608   $   405,572
                                                                        ===========   ===========
  Cash paid for income taxes .........................................  $         -   $   194,478
                                                                        ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock converted to common stock .................  $    87,000   $    61,932
                                                                        ===========   ===========
  Common stock and options issued for services .......................  $         -   $    84,446
                                                                        ===========   ===========
  Derivative liability reclassified to equity upon conversion ........  $   305,530   $    50,471
                                                                        ===========   ===========

      The accompanying notes are an integral part of these consolidated financial statements

                                                F-6

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Bulletin Board under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

The Company, primarily through its 55% owned subsidiary, Medlink Conectividade em Saude Ltda ("Medlink Conectividade") is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Plantation, Florida and Rio de Janeiro, Brazil.

On March 26, 2008, the Company executed a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation (the "Buyer") controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., ("MTI") a Mauritius corporation (See Note 9).

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, and the assumptions used to calculate stock-based compensation and derivative liabilities.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

      Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

      Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

      Level 3 - Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses level 2 inputs to value its derivative liabilities (See Note 6).

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company's results of operations, cash flows or financial positions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2008 and 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2008 and 2007, the allowance for doubtful accounts was $0.

The Company's operations are carried out in Brazil. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in Brazil, and by the general state of Brazil's economy. The Company's operations Brazil are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company had revenues from three major customers during each of the year ended December 31, 2008 and 2007 that accounted for approximately 88%, or $5,410,000 and 88%, or $4,548,000 of the revenues, respectively. For the year ended December 31, 2008, these three major customers accounted for 38%, 40% and 10% of net revenues, respectively. For the year ended December 31, 2007, there are two major customers that accounted for 49% and 39% of revenues, respectively. At December 31, 2008, the same major customers accounted for 18%, 48% and 12%, respectively, of the total accounts receivable balance outstanding. At December 31, 2007, the two major customers accounted for 47% and 35%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of December 31, 2008, bank deposits in the United States did not exceed federally insured limits of $250,000. At December 31, 2008, the Company had deposits of $25,676 in banks in Brazil which may not be insured. Historically, we have not experienced any losses on our deposits of cash.

Property and Equipment, net

Property and equipment, net, is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives, which range from 2 to 10 years.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment, net (continued)

Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed as incurred, while major repairs are capitalized.

Impairment of long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended December 31, 2008 and 2007.

Income Taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate. The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversal of reserves may be necessary. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real ("R$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the year ended December 31, 2008 and 2007 was ($130,933) and $16,618, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2008 and 2007 were translated at
1.83496 R$ to $1.00 and at 1.7713 R$ to $1.00, respectively. Equity accounts are translated at their historical rate. In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation," and are included in determining net loss.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Conversion Features and Warrants issued with Preferred Stock

In 2006, the Company issued 16,000 shares of convertible Series A preferred stock, (see Note 8), which contained an Embedded Conversion Feature, ("ECF"), and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in Emerging Issues Task Force ("EITF") issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered "conventional". EITF 00-19 and EITF issue No. 05-2, "The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19," define conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. Management considered all aspects of EITF 00-19, paragraphs 12-33 and determined that Series A convertible preferred stock was not conventional as defined.

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments under SFAS 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at December 31, 2008 and 2007.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the basic loss per share, while giving effect to all potentially dilutive shares of common stock that were outstanding during the period, such as common stock issuances that could result from the exercise or conversion of securities (options or warrants). The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. In periods where the Company has a net loss, all dilutive securities are excluded. In periods where the Company has net income, the dilutive securities are excluded when, for example, their exercise prices are greater than the average fair value of the Company's common stock as follows:

                                                       Year ended
                                                      December 31,
                                             -----------------------------
                                                  2008            2007
                                             -------------   -------------
      Stock options ......................       2,375,000       3,425,000
      Stock warrants .....................       7,402,500      11,902,500
      Convertible debt ...................               -       6,250,000
      Convertible debt-related party .....       1,400,000       1,400,000
      Convertible preferred stock ........   2,892,000,000      31,141,815
                                             -------------   -------------
           Total .........................   2,903,177,500      54,119,315
                                             =============   =============

Stock Based Compensation

Stock based compensation is accounted for under SFAS 123R, "Share-Based Payment." SFAS 123R requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). SFAS 123R also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services."

Advertising

Advertising costs are expensed when incurred. For the year ended December 31, 2008 and 2007, advertising expense was deemed to be not material.

Comprehensive Loss

The Company follows Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" to recognize the elements of comprehensive loss. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2008 and 2007 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Authoritative Pronouncements

In December 2007, the FASB issued SFAS 141(R), "Business Combinations" which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations that occur after December 31, 2008. The adoption of SFAS 141(R), effective January 1, 2009, may have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 160 to have a material impact on the preparation of its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS 161 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

On June 16, 2008, the FASB issued final FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock." EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on the Company's consolidated financial position and results of operations.

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $14,410,077, and has a stockholders' deficit of $4,174,409 and a working capital deficit of $4,581,205 at December 31, 2008. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 2 - GOING CONCERN (CONTINUED)

However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2008 and 2007, these deficiencies (including interest and penalties) amounted to approximately $1,180,000 and $1,080,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheets. Additionally, the Company had sold 45% of its operating subsidiary and the Buyer had an option to acquire the remaining 55%. However, the Buyer has defaulted on payments and the Company is negotiating with the Buyer and its assignee to restructure the contract. At December 31, 2008, the Company cannot determine the outcome of these negotiations. If the negotiations are successful, the Company may sell the remaining 55% of its operating subsidiary, at which point the Company will have no continuing operations. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

                                                  2008            2007
                                              -----------     -----------
      Computer Equipment .................    $ 1,251,416     $ 1,501,682
      Software ...........................        379,107         607,919
      Office Furniture and Equipment .....         18,045          22,685
      Vehicle ............................         59,050          46,011
      Other ..............................         17,142          19,232
                                              -----------     -----------
                                                1,724,760       2,197,529
      Accumulated Depreciation ...........     (1,267,918)     (1,439,856)
                                              -----------     -----------
                                              $   456,842     $   757,673
                                              ===========     ===========

For the years ended December 31, 2008 and 2007, depreciation expense amounted to $265,278 and $343,531, respectively.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Capitalized software development costs consisted of the following at December 31, 2008 and 2007:

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 4 - SOFTWARE DEVELOPMENT COSTS (CONTINUED)

                                                   2008            2007
                                                ---------       ---------
      Software development costs .........      $ 471,419       $ 707,823
      Accumulated amortization ...........       (323,523)       (360,760)
                                                ---------       ---------
                                                $ 147,896       $ 347,063
                                                =========       =========

For the year ended December 31, 2008 and 2007, amortization of development costs amounted to $199,167 and $235,000, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loan- Related Party
-------------------------------

At December 31, 2008 and 2007, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. In 2005, the Company modified the terms of its convertible loans to this related party and under the modified terms, payment in full was due by April 30, 2007. These loans are convertible into the Company's common stock at $0.125 per share. For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum computed at simple interest. At December 31, 2008 and 2007, interest due on these loans amounted to $84,679 and $63,621 and the aggregate principal amount due is $175,000. During the year ended December 31, 2008 and 2007, the Company incurred $21,058 and $21,000, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

Due to Related Parties
----------------------

For the year ended December 31, 2008 and 2007, the Company incurred $215,727 and $234,327, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors agreed to increase the compensation of this officer/director from $15,000 per month to $17,500 per month. At December 31, 2008 and 2007, $274,646 and $371,932 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

For the year ended December 31, 2008 and 2007, the Company incurred $47,360 and $46,737, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees
- related party on the accompanying consolidated statements of operations. At December 31, 2008 and 2007, $28,480 and $34,120 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets.

For the year ended December 31, 2008 and 2007, the Company incurred $30,000 and $37,000, respectively, in consulting fees to an officer of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

For the year ended December 31, 2008 and 2007, the Company incurred $6,000 and $72,000, respectively, in director and consulting fees to a director of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations.

Loans Payable - Related Party
-----------------------------

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $162,116 and $169,384 at December 31, 2008 and 2007, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. On September 25, 2007, the officer agreed to extend this loan for an additional twelve months until March 4, 2008. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007, the Company borrowed $80,000 from this officer. This loan accrues 1.0% non-compounding interest per month, (12% per annum), and is due on demand. In connection with the two loans, for the year ended December 31, 2007, the Company incurred a loan fee of $7,756 which has been included in interest expense - related party on the accompanying statement of operations. For the year ended December 31, 2008 and 2007, the Company incurred $21,011 and $39,418, respectively, in interest related to these loans. At December 31, 2008 and 2007, $64,102 and $43,091 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $306,218 and $292,475, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

NOTE 6 - FINANCING ARRANGEMENTS

Loans Payable

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 30% to 90% per annum, are secured by certain receivables of Medlink Conectividade, and are due through October 2009. At December 31, 2008 and 2007, loans payable to these financial institutions aggregated $663,854 and $652,804, respectively.

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was required to be bifurcated from the debt host and accounted for

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debenture Payable (continued)
-----------------------------------------

as a derivative liability. The Company believed that the aforementioned embedded derivative met the criteria of SFAS 133 and EITF 00-19, and was accounted for as a separate derivative with a corresponding value recorded as a liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheets. The gains and losses recorded from changes in the fair value of the liability for derivative contracts has been recorded as a component of other income/(expense) in the consolidated statements of operations.

At the end of each reporting period and through May 15, 2008, the Company revalued the convertible feature of these derivative liabilities and the unexpired warrant. For the years ended December 31, 2008 and 2007, the Company recorded a gain (loss) on valuation of these derivative liability and warrants of $(41,939) and $29,865, respectively. Amortization of debt discount for the years ended December 31, 2008 and 2007 was $0 and $31,250, respectively, and is included in interest expense. Amortization of debt offering costs for the years ended December 31, 2008 and 2007 was $0 and $4,783, respectively, and is included in interest expense. At May 15, 2008, pursuant to an agreement, the convertible debt was payable in cash. Accordingly, the remaining derivative liability at May 15, 2008 of $257,058 was reclassified to paid-in capital. At December 31, 2008, the estimated fair values of the convertible feature derivative liabilities and warrants are $0 and $0, respectively. At December 31, 2007, the estimated fair values of the convertible feature derivative liabilities and warrants were $215,119 and $239. These liabilities were reflected as a conversion feature liability and warrant liability, respectively, on the accompanying consolidated balance sheets.

On May 15, 2008, the Company entered into an agreement with Grimes to repay the outstanding convertible debenture payable including interest and fees as follows: i) $106,902 on May 16, 2008; ii) $100,000 on June 16, 2008; and iii)
$100,000 on July 16, 2008. As of December 31, 2008, all remaining debt was paid in full.

At the valuation date of May 15, 2008 and 2007, the following assumptions were applied to the convertible debt and warrants:

                                              2008             2007
                                           ----------    -----------------
      Market price ....................      $0.004           $0.065
      Exercise price of debt ..........      $0.002       $0.036 to $0.20
      Term ............................    0.25 years    0.25 - 0.50 years
      Volatility ......................       174%             114%
      Risk-free interest rate .........       1.55%        3.36% - 3.49%

The convertible debenture liability is as follows at December 31, 2008 and 2007:

                                                        2008        2007
                                                      --------    --------
      Convertible debentures payable .............    $      -    $225,000

      Less: unamortized discount on debentures ...           -           -
                                                      --------    --------
                                                      $      -    $225,000
                                                      ========    ========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 6 - FINANCING ARRANGEMENTS (CONTINUED)

Convertible Debenture Payable (continued)
-----------------------------------------

For the years ended December 31, 2008 and 2007, the related gain or (loss) from derivative liabilities is as follows:

                                    Convertible    Preferred stock
                                       debt          (See Note 8)         Total
                                    -----------    ---------------      --------
         2008
Change in fair value of
derivative liabilities -
(loss) gain ................         $(41,939)         $158,851         $116,912
                                     --------          --------         --------

         2007
Change in fair value of
derivative liabilities -
gain (loss) ................         $ 29,865          $632,262         $662,127
                                     --------          --------         --------

NOTE 7 - INCOME TAXES

As of December 31, 2008, the Company had approximately $8,661,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which, if not utilized, begin expiring in 2011. In addition, the Company has approximately $3,775,000 of foreign net operating loss carry forwards related to the Company's Brazilian subsidiaries. Current Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to offset no more than 30% of taxable profits.

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

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2008 and 2007.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 7 - INCOME TAXES (CONTINUED)

The Company's tax benefit differs from the "expected" tax benefit for the years ended December 31, 2008 and 2007 as follows:

                                                           2008          2007
                                                        ---------     ---------

Computed "expected" tax benefit ....................    $(358,000)    $ (68,200)
State income taxes benefit .........................      (42,100)       (8,000)
Permanent differences ..............................      135,400        (6,700)
US effective rate in excess of Brazil tax rate .....       (5,100)      (22,900)
Change in valuation allowance ......................      313,400       300,300
                                                        ---------     ---------

                                                        $  43,600     $ 194,500
                                                        =========     =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

                                                   2008           2007
                                               -----------    -----------
      Deferred tax assets:
        Net operating loss carry forward ...   $ 4,575,000    $ 4,730,500
                                               -----------    -----------

        Total gross deferred tax assets ....     4,575,000      4,730,500

        Less valuation allowance ...........    (4,575,000)    (4,730,500)
                                               -----------    -----------

      Net deferred tax assets ..............   $         -    $         -
                                               ===========    ===========

The valuation allowance at December 31, 2008 was $4,575,000. The decrease during 2008 was approximately $155,500, including the effect of foreign exchange translations of approximately $469,000.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

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

   (f) The Company has the right to redeem (unless otherwise prevented by law), with three (3) business days advance written notice (the "Redemption Notice"), any shares of Series A Preferred Shares provided that the closing bid price of the of the Company's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Company shall pay an amount equal to One Hundred Fifteen percent (115%) of the Liquidation Amount, plus accrued but unpaid dividends thereon (the "Redemption Amount"). The Company shall deliver to the holder the Redemption Amount on the third (3rd) business day after the Redemption Notice. Upon receipt of a Redemption Notice, the holder shall be entitled to continue to convert outstanding shares of Series A Preferred Shares until the Redemption Price is received, subject to the conversion limitations as defined. The Company may not redeem these shares under any other circumstances.

Initially, there was an automatic conversion clause associated with the Series A Preferred Shares which would cause them to automatically convert into shares of common stock at the Conversion Price then in effect upon the third anniversary of the date of the Investment Agreement. On January 8, 2009, the Company amended the certificate of designation for the Series A Preferred shares to eliminate this provision.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

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

In 2006, subject to the terms and conditions of an Investor Registration Rights Agreement, the Company was required to prepare and file with the SEC a registration statement and cause the registration statement to remain effective until all of the registerable securities have been sold. The Company filed its initial registration statement on Form SB-2 on May 9, 2006 and an amended SB-2/A registration statement on October 18, 2006. The registration statement was never declared effective. On November 13, 2008 the Company filed a Form RW withdrawing the registration statement.

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

In 2006, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, "Accounting for Registration Payment Arrangements," the Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheets. Based on management's analysis, the Company does not believe that any additional penalty is due under the Investor Registration Rights Agreement.

In accordance with SFAS 133, the Company is required to record the fair value of the ECF and warrants as a liability. At December 31, 2008 and 2007, the Company revalued the ECF and warrants resulting in gains on derivative liability of $380,096 and $632,262 for the year ended December 31, 2008 and 2007, respectively (See Note 6).

At December 31, 2008, the estimated fair value of the ECF and warrants were liabilities of $1,007,471 and $3,321, respectively. At December 31, 2007, the estimated fair value of the ECF and warrants were liabilities of $1,280,100 and $153,134, respectively. These derivative liabilities are reflected as a

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)
---------------------------

conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of December 31, 2008 and 2007, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

                                          2008                 2007
                                   -----------------    ------------------
      Dividend rate ...........            0%                   0%
      Term (in years) .........    .50 to 2.03 years    1.05 to 3.05 years
      Volatility ..............           208%                 114%
      Risk-free interest rate .      0.11% - 0.76%         3.05% - 4.03%

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

In November 2008, the Company issued 4,650,793 shares of its common stock upon conversion of 57 shares of Series A preferred stock.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock
------------

On November 25, 2007, the Company issued 50,000 shares of common stock for investor relations services rendered. The Company valued these common shares at the fair market value of $0.055 per share on the date of grant, based on the quoted trading price and recorded consulting expense of $2,750.

On November 25, 2007, pursuant to a Management Consulting Services Agreement with the Company's CEO, the Company issued 1,000,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value of $0.055 per share on the date of grant, based on the quoted trading price and recorded management and consulting fees - related party of $55,000.

During fiscal year 2007, the Company issued 1,552,267 shares of its common stock upon conversion of 670 shares of Series A preferred stock.

During fiscal year 2008, the Company issued 17,735,978 shares of its common stock upon conversion of 870 shares of Series A preferred stock.

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

A summary of the status of the Company's outstanding stock options as of December 31, 2008 and 2007 changes during the period ending on that date is as follows:

                                  Year Ended December 31, 2008    Year Ended December 31, 2007
                                  ----------------------------    ----------------------------
                                                   Weighted                       Weighted
                                                   Average                        Average
                                     Number of     Exercise          Number of    Exercise
                                      Options       Price             Options       Price
                                     ----------    --------          ---------    --------
Stock options
Balance at beginning of year .....    3,425,000    $   0.25          3,425,000    $   0.29
Granted ..........................            -           -            600,000        0.06
Exercised ........................            -           -                  -           -
Forfeited ........................   (1,050,000)       0.50           (600,000)       0.38
                                     ----------    --------          ---------    --------
Balance at end of year ...........    2,375,000    $   0.14          3,425,000    $   0.25
                                     ==========    ========          =========    ========

Options exercisable at end of year    2,375,000    $   0.14          3,425,000    $   0.25
                                     ==========    ========          =========    ========

Weighted average fair value of
options granted during the year ..                 $      -                       $  0.045
                                                   ========                       ========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)

The following table summarizes information about employee and consultant stock options outstanding at December 31, 2008:

                  Options Outstanding                         Options Exercisable
------------------------------------------------------   ----------------------------
                                 Weighted
                                  Average     Weighted                       Weighted
Range of         Number          Remaining     Average         Number         Average
Exercise     Outstanding at     Contractual   Exercise     Exercisable at    Exercise
 Price     December 31, 2008   Life (Years)    Price     December 31, 2008    Price
--------   -----------------   ------------   --------   -----------------   --------
$   0.20         425,000           1.00           0.20         425,000           0.20
$   0.15       1,350,000           1.75           0.15       1,350,000           0.15
$   0.06         600,000            3.9           0.06         600,000           0.06
           -----------------                  --------   -----------------   --------
               2,375,000                      $   0.14       2,375,000       $   0.14
           =================                  ========   =================   ========

As of December 31, 2008 and 2007, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of December 31, 2008 and 2007 activities during the period then ended is as follows:

                                       Year Ended December 31, 2008    Year Ended December 31, 2007
                                       ----------------------------    ----------------------------
                                                       Weighted                        Weighted
                                            Number      Average             Number      Average
                                              of       Exercise               of       Exercise
                                           Warrants      Price             Warrants      Price
                                          ----------   --------           ----------   --------
Warrants
--------
Balance at beginning of year ........     11,902,500   $   0.50           12,902,500   $   0.48
Granted .............................              -          -                    -          -
Exercised ...........................              -          -                    -          -
Forfeited ...........................     (4,500,000)      0.93           (1,000,000)      0.10
                                          ----------   --------           ----------   --------
Balance at end of year ..............      7,402,500   $   0.23           11,902,500   $   0.50
                                          ==========   ========           ==========   ========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

The following information applies to all warrants outstanding at December 31, 2008:


                       Warrants Outstanding               Warrants Exercisable
             ----------------------------------------    -----------------------
                              Weighted
                              Average        Weighted                   Weighted
Range of                     Remaining        Average                    Average
Exercise                    Contractual      Exercise                   Exercise
Prices         Shares       Life (Years)       Price       Shares        Price
--------     ----------     ------------     --------    ----------     --------
$   0.30      2,500,000         2.04             0.30     2,500,000         0.30
$   0.20      4,902,500         1.41             0.20     4,902,500         0.20
             ----------                      --------    ----------     --------
              7,402,500                      $   0.23     7,402,500     $   0.23
             ==========                      ========    ==========     ========


NOTE 9 - SALE OF MINORITY INTEREST IN SUBSIDIARY

On March 26, 2008, the board of directors of the Company, pursuant to unanimous written consent resolutions, approved the execution of a stock purchase and option agreement (the "Agreement") with the Buyer. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited ("Transax Sub"). Transax Sub owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade and (ii) MTI.

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000, $220,000 of which was to have been paid by December 31, 2007 as a deposit. Of this amount, approximately $188,000 was received by the Company by December 31, 2007 and at December 31, 2007 was reflected as a liability on the accompanying consolidated balance sheet as a deposit on sale of minority interest. In March 2008, the Company collected an additional $120,000 of the purchase price. The remaining balance was to be paid as follows i) $32,000 of the initial deposit was due immediately; ii) $480,000 was due on March 31, 2008 and was paid in May 2008, and iii) the balance of $2,400,000 was due in twelve equal monthly payments of $200,000 commencing April 2008. In May 2008, the Agreement was amended and payments were due through April 2009.

Through December 31, 2008, the Company received additional proceeds of $175,000. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer has not paid the remaining initial deposit and is in default on its payments of principal and interest. At December 31, 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 9 - SALE OF MINORITY INTEREST IN SUBSIDIARY (CONTINUED)

Accordingly, at December 31, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of minority interest of $937,700, which will be recognized as other income when collection is reasonably assured and when all of the risks and other incidents of ownership have been passed to the buyer. At December 31, 2008, deferred gain on sale of minority interest consists of the following:

      Sale price of 45% interest in Transax Limited ..........   $ 3,200,000
      Less: note receivable balance at December 31, 2008 .....    (2,262,300)
                                                                 -----------

      Deferred gain on sale of minority interest in subsidiary   $   937,700
                                                                 ===========

In accordance with the further terms and provisions of the Agreement, a performance bonus was payable by the Buyer to the Company (the "Bonus") equal to 50% of the revenues received by Medlink Conectividade (converted monthly to US Dollars at the monthly average exchange rate as provided by the Central Bank of Brazil) with respect to transactions in excess of an aggregate of 678,076 executed during 2008 for Medlink Conectividade's largest customer. The Company has not recorded the bonus receivable since the collection of this receivable is not reasonably assured. Additionally, in accordance with the terms and provisions of the Agreement, MTI shall grant to the Company a perpetual, exclusive and sub-license to use all of the software and other intellectual property owned by MTI in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border; and (ii) Spain and Portugal.

As of the date of this report, the Buyer is in default on the remaining notes receivable balance of $2,262,300.

The Company has issued default notices to the buyer in respect of non-payment under the Agreement.. The Company is currently in discussion with the Buyer and/or assignees and plans to conclude any renegotiation of contract terms by June 30, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 10 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations. The Company operates in the United States, Brazil and Mauritius. Substantially all of the Company's assets are located in Brazil.

                                                          Year ended
                                                         December 31,
                                                 -------------------------
                                                     2008         2007
                                                 -----------   -----------
      Revenues to unaffiliated customers:
              Brazil ..........................  $ 6,119,046   $ 5,173,544
                                                 -----------   -----------
      Operating Expenses:
              Brazil ..........................    6,393,787     4,618,185
              USA .............................      542,756       786,693
              Australia .......................            -             -
              Mauritius .......................        1,283        39,519
                                                 -----------   -----------
      Total Operating Expenses ................    6,937,826     5,444,397
                                                 -----------   -----------
      Loss from operations ....................     (818,780)     (270,853)
                                                 -----------   -----------
      Other income (expenses) and income taxes:
              Brazil ..........................     (355,810)     (661,407)
              USA .............................       77,948       546,841
              Australia .......................            -        (9,799)
                                                 -----------   -----------
                                                    (277,862)     (124,365)
                                                 -----------   -----------

      Net loss as reported ....................  $(1,096,642)  $  (395,218)
                                                 -----------   -----------

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At December 31, 2008 and 2007, these deficiencies, plus interest and penalties, amounted to approximately $1,180,000 and $1,080,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. However, there is no certainty that the Brazilian authorities will enter into similar plans in the future for the remaining non-negotiated balances due or any future taxes due. The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal' claims. At December 31, 2008 and 2007, the Company has accrued approximately $151,000 and $199,000, respectively, related to these lawsuits. The outcome of these clams is uncertain at this time.

NOTE 12 - SUBSEQUENT EVENTS

On February 27, 2009, the Company issued 2,533,333 shares of its common stock upon conversion of 14 shares of Series A preferred stock.

On March 16, 2009, the Company issued 2,500,000 shares of its common stock upon conversion of 12 shares of Series A preferred stock.