Form 10-Q
period 2009-03-31
TRANSAX INTERNATIONAL LTD
filed 2009-05-20
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 31, 2009

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

          950 S. Pine Island Rd, Suite A-150, Plantation, Florida 33324
          -------------------------------------------------------------
                    (Address of principal executive offices)

                               (888) 317-698-6984
                               ------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                  Accelerated filer         [ ]
   Non-accelerated filer   [ ]                  Smaller reporting company [X]

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 57,402,089 shares of common stock are issued and outstanding as of May 15, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2009

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements ..............................................   3
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. .......................................  24
Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  33
Item 4   Controls and Procedures. ..........................................  34
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  35
Item 1A. Risk Factors. ..................................................... n/a
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  36
Item 3.  Defaults Upon Senior Securities. ..................................  36
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  36
Item 5.  Other Information. ................................................  36
Item 6.  Exhibits. .........................................................  36

                           FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

         Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

         We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

                                  TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                     ------------    ------------
                                                                                         2009            2008
                                                                                     ------------    ------------
                                                                                      (Unaudited)     (Audited)*
                                      ASSETS
CURRENT ASSETS:
  Cash ...........................................................................   $     24,621    $     25,676
  Accounts receivable, net .......................................................        413,197         374,539
  Prepaid expenses and other current assets ......................................        269,737         279,080
                                                                                     ------------    ------------

     TOTAL CURRENT ASSETS ........................................................        707,555         679,295

SOFTWARE DEVELOPMENT COSTS, net ..................................................        112,225         147,896
PROPERTY AND EQUIPMENT, net ......................................................        596,659         456,842
                                                                                     ------------    ------------

     TOTAL ASSETS ................................................................   $  1,416,439    $  1,284,033
                                                                                     ============    ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ...............................................   $    790,696    $    663,854
  Current portion of capital lease obligations ...................................         16,198          30,943
  Accounts payable and accrued expenses ..........................................      2,046,621       1,748,187
  Deferred gain on sale of non-controlling interest in subsidiary ................        937,700         937,700
  Due to related parties .........................................................        365,093         303,126
  Warrant liability ..............................................................            475           3,321
  Convertible feature liability ..................................................        877,966       1,007,472
  Loans payable - related party ..................................................        299,255         306,218
  Convertible loan - related party ...............................................        264,857         259,679
                                                                                     ------------    ------------

     TOTAL CURRENT LIABILITIES ...................................................      5,598,861       5,260,500

CAPITAL LEASE OBLIGATION. NET OF CURRENT PORTION .................................         21,122          37,102
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION ....................        160,525         160,840
                                                                                     ------------    ------------

     TOTAL LIABILITIES ...........................................................      5,780,508       5,458,442
                                                                                     ------------    ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
    14,410 and 14,460 shares issued and outstanding at March 31, 2009 and December
    31, 2008, respectively; liquidation preference $1,441,000 at March 31, 2009 ..      1,325,039       1,330,039
  Common stock $.00001 par value; 100,000,000 shares authorized; 57,402,089 and
    52,368,756 shares issued and outstanding at March 31, 2009 and
    December 31, 2008, respectively ..............................................            574             524
  Paid-in capital ................................................................      8,415,132       8,405,984
  Accumulated deficit ............................................................    (14,689,304)    (14,410,077)
  Accumulated other comprehensive income .........................................        584,490         499,121
                                                                                     ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT .................................................     (4,364,069)     (4,174,409)
                                                                                     ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................................   $  1,416,439    $  1,284,033
                                                                                     ============    ============

* Financial data derived from Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

              The accompanying notes are an integral part of these consolidated financial statements

                                                         3

                      TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                           ------------------------------
                                                               2009              2008
                                                           -------------    -------------
REVENUES ...............................................   $     952,318    $   1,480,964
                                                           -------------    -------------

OPERATING EXPENSES:
  Cost of product support services .....................         507,138          450,496
  Compensation and related benefits ....................         330,864          393,587
  Professional fees ....................................          23,261           51,494
  Management and consulting fees - related parties .....          65,259           74,981
  Depreciation and amortization ........................          72,769           91,803
  General and administrative ...........................         270,210          293,224
                                                           -------------    -------------

     TOTAL OPERATING EXPENSES ..........................       1,269,501        1,355,585
                                                           -------------    -------------

INCOME (LOSS) FROM OPERATIONS ..........................        (317,183)         125,379
                                                           -------------    -------------

OTHER INCOME (EXPENSES):
  Foreign currency exchange gain (loss) ................          10,224          (12,317)
  Gain from derivative liabilities .....................         128,152          739,185
  Interest expense,net .................................         (91,981)         (98,336)
  Interest expense - related party .....................          (8,439)         (14,048)
                                                           -------------    -------------

     TOTAL OTHER INCOME (EXPENSES) .....................          37,956          614,484
                                                           -------------    -------------

NET INCOME (LOSS) ......................................        (279,227)         739,863

CUMULATIVE PREFERRED STOCK DIVIDENDS ...................         (25,220)         (26,422)
                                                           -------------    -------------

NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS .....   $    (304,447)   $     713,441
                                                           =============    =============

COMPREHENSIVE INCOME (LOSS):
  NET INCOME (LOSS) ....................................   $    (279,227)   $     739,863

  OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized foreign currency translation gain (loss)          85,369          (60,535)
                                                           -------------    -------------

  COMPREHENSIVE INCOME (LOSS) ..........................   $    (193,858)   $     679,328
                                                           =============    =============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC ................................................   $       (0.01)   $        0.02
                                                           =============    =============
  DILUTED ..............................................   $       (0.01)   $           -
                                                           =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC ................................................      53,686,164       36,362,669
                                                           =============    =============
  DILUTED ..............................................      53,686,164      278,450,169
                                                           =============    =============

  The accompanying notes are an integral part of these consolidated financial statements

                                             4

                      TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                 -------------------------
                                                                    2009           2008
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ...........................................    $ (279,227)    $  739,863
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization ..........................        72,769         91,803
     Amortization of software maintenance costs .............        35,671         57,154
     Deposit on sale of non-controlling interest applied to
       professional fees ....................................             -        (20,000)
     Gain from derivative liabilities .......................      (128,152)      (739,185)
     Foreign currency exchange gain .........................       (10,224)             -
Changes in assets and liabilities:
     Accounts receivable ....................................       (34,951)      (148,171)
     Prepaid expenses and other current assets ..............        11,903        (26,387)
     Other assets ...........................................             -          2,190
     Accounts payable and accrued expenses ..................       283,029         76,008
     Accrued interest payable, related party ................         8,439         26,365
     Due to related parties .................................        61,967         12,666
     Accounts payable and accrued expenses - long-term ......        (1,821)       (41,487)
                                                                 ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...................        19,403         30,819
                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of non-controlling interest.............             -        120,000
  Acquisition of property and equipment .....................      (110,485)       (64,116)
                                                                 ----------     ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........      (110,485)        55,884
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) loans ........................       119,972        (82,882)
  Payment of capital lease obligations ......................       (31,204)             -
                                                                 ----------     ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........        88,768        (82,882)
                                                                 ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................         1,259            251
                                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH .............................        (1,055)         4,072

CASH, BEGINNING OF YEAR .....................................        25,676        175,938
                                                                 ----------     ----------

CASH, END OF PERIOD .........................................    $   24,621     $  180,010
                                                                 ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ....................................    $   91,981     $   95,531
                                                                 ==========     ==========
  Cash paid for income taxes ................................    $        -     $        -
                                                                 ==========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock converted to common stock ........    $    5,000     $   46,300
                                                                 ==========     ==========
  Common stock and options issued for services ..............    $        -     $   29,565
                                                                 ==========     ==========
  Derivative liability reclassified to equity upon conversion    $    4,200     $        -
                                                                 ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements

                                             5

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

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

On March 26, 2008, the Company executed a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation (the "Buyer") controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., ("MTI") a Mauritius corporation (See Note 9).

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

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary, in its opinion, for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2008.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant estimates include the allowance for doubtful accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, and the assumptions used to calculate stock-based compensation and derivative liabilities.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

   Level 1inputs which include quoted prices in active markets for identical assets or liabilities;

   Level 2 inputs which include observable inputs other than Level 1 inputs such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data for the full term of the asset or liability; and

   Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses level 3 inputs to value its derivative liabilities.

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the Company's results of operations, cash flows or financial position.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The following table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of March 31, 2009.

   Liabilities:
   Balance of derivative liabilities as of January 1, 2009 ..    $ 1,010,793
   Reclassification of derivative liabilities to paid-in
    capital upon conversion .................................         (4,200)
   Decrease in fair value of derivative liabilities .........       (128,152)
                                                                 -----------
   Balance of derivative liabilities as of March 31, 2009 ...    $   878,441
                                                                 ===========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2009 and December 31, 2008.

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2009 and December 31, 3008, the Company's allowance for doubtful accounts was $0.

The Company's operations are carried out in Brazil. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in Brazil, and by the general state of Brazil's economy. The Company's operations in Brazil are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company's revenues from two major customers for the three months ended March 31, 2009 accounted for approximately 71.9% or $684,431 of the revenues. For the three months ended March 31, 2009, these two major customers accounted for 59.3% and 12.6% of revenues, respectively. At March 31, 2009, the two major customers accounted for 61% and 13%, respectively, of the total accounts receivable balance outstanding. The Company's revenues from two major customers for the three months ended March 31, 2008 accounted for approximately 87% or $1,297,000 of the revenues. For the three months ended March 31, 2008, the two major customers accounted for 46% and 41% of revenues, respectively. At March 31, 2008, the two major customers accounted for 42% and 38%,respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of March 31, 2009, bank deposits in the United States did not exceed federally insured limits of $250,000. At March 31, 2009, the Company had deposits of $22,270 in banks in Brazil which may not be insured. Historically, we have not experienced any losses on our deposits of cash.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2009 and 2008.

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

The Company has adopted the provisions of the FASB's Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109", ("FIN 48"), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real ("R$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2009 and 2008 was $1,259 and $251, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at March 31, 2009 and December 31, 2008 were translated at 2.3152 R$ to $1.00 and at 2.337 R$ to $1.00, respectively. Equity accounts are translated at their historical rate. In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation," and are included in determining net earnings.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments under SFAS 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at March 31, 2009 and December 31, 2008.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) earnings allocable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants and options (using the treasury stock method). The following table presents a reconciliation of basic and diluted net income per share:

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                               Three Months ended
                                                                    March 31,
                                                         ------------------------------
                                                              2009            2008
                                                         -------------    -------------
Net income (loss) allocable to common shareholders for
  basic and diluted net income (loss) per common share   $    (304,447)   $     713,441
                                                         =============    =============

Weighted average common shares outstanding - basic ...      53,686,164       36,362,669
Effect of dilutive securities:
   Convertible debt ..................................               -       56,250,000
   Series A convertible preferred stock ..............               -      185,837,500
                                                         -------------    -------------
Weighted average common shares outstanding - diluted .      53,686,164      278,450,169
                                                         =============    =============
Net income (loss) per common share - basic ...........   $       (0.01)   $        0.02
                                                         =============    =============
Net income (loss) per common share - diluted .........   $       (0.01)   $        0.00
                                                         =============    =============

The Company's aggregate common stock equivalents not included above at March 31, 2009 and 2008 include the following:

                                                      2009            2008
                                                 -------------     ----------
   Stock options ...........................         2,375,000      3,425,000
   Stock warrants ..........................         7,402,500     11,502,500
   Series A convertible preferred stock ....     1,441,000,000              -
   Convertible debt-related party ..........         1,400,000      1,400,000
                                                 -------------     ----------
        Total ..............................     1,452,177,500     16,327,500
                                                 =============     ==========

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

Advertising

Advertising costs are expensed when incurred. For the three months ended March 31, 2009 and 2008, advertising expense was deemed to be immaterial.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company follows SFAS 130 "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2009 and 2008 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the three months ended March 31, 2009 and 2008, research and development costs were deemed not material.

Recent Authoritative Pronouncements

In December 2007, the FASB issued SFAS 141(R), "Business Combinations" which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations that occur after December 31, 2008. The adoption of SFAS 141(R) did not have an impact on the Company's results of operations or financial position.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on the preparation of its consolidated financial statements.

In May 2008, the FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have a material impact on the Company's consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission, ("SEC"), of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

On June 16, 2008, the FASB issued final FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material impact on the Company's consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock." EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock.

Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material effect on the Company's consolidated financial statements.

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $14,689,304, and has a stockholders' deficit of $4,364,069 and a working capital deficit of $4,891,306 at March 31, 2009. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives,

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 2 - GOING CONCERN (CONTINUED)

including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2009 and December 31, 2008, these deficiencies (including interest and penalties) amounted to approximately $1,351,000 and $1,180,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheets. Additionally, the Company had sold 45% of its operating subsidiary and the Buyer had an option to acquire the remaining 55%. However, the Buyer has defaulted on payments and the Company is renegotiating with the Buyer and its assignee to restructure the contract. At March 31, 2009, the Company cannot determine the outcome of these negotiations. If the negotiations are successful, the Company may sell the remaining 55% of its operating subsidiary, at which point the Company will have no continuing operations. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:
                                                  2009            2008
                                              -----------     -----------
      Computer Equipment .................    $ 1,316,555     $ 1,251,416
      Software ...........................        394,034         379,107
      Office Furniture and Equipment .....         18,215          18,045
      Vehicle ............................         59,618          59,050
      Other ..............................         17,304          17,142
                                              -----------     -----------
                                                1,805,726       1,724,760
      Accumulated Depreciation ...........     (1,209,067)     (1,267,918)
                                              -----------     -----------
                                              $   596,659     $   456,842
                                              ===========     ===========

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to $72,769 and $91,803 respectively.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Capitalized software development costs consisted of the following at March 31, 2009 and December 31, 2008:

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 4 - SOFTWARE DEVELOPMENT COSTS (CONTINUED)

                                                   2009            2008
                                                ---------       ---------
      Software development costs .........      $ 471,419       $ 471,419
      Accumulated amortization ...........       (359,194)       (323,523)
                                                ---------       ---------
                                                $ 112,225       $ 147,896
                                                =========       =========

For the three months ended March 31, 2009 and 2008, amortization of development costs amounted to $35,671 and $57,154, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party
--------------------------------

At March 31, 2009 and December 31, 2008, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. These loans are convertible into the Company's common stock at $0.125 per share. For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum computed at simple interest. At March 31, 2009 and December 31, 2008, interest due on these loans amounted to $89,857 and $84,679 and the aggregate principal amount due is $175,000. During the three months ended March 31, 2009 and 2008, the Company incurred $5,178 and $5,236, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

Due to Related Parties
----------------------

For the three months ended March 31, 2009 and 2008, the Company incurred $53,579 and $55,866, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors agreed to increase the compensation of this officer/director from $15,000 per month to $17,500 per month. At March 31, 2009 and December 31, 2008, $329,933 and $274,646 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

For the three months ended March 31, 2009 and 2008, the Company incurred $11,680 and $9,115, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees
- related party on the accompanying consolidated statements of operations. At March 31, 2009 and December 31, 2008, $35,160 and $28,480 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets.

For the three months ended March 31, 2009 and 2008, the Company incurred $0 and $10,000, respectively, in consulting fees to an officer of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Loans Payable - Related Party
-----------------------------

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $151,892 and $162,116 at March 31, 2009 and December 31, 2008, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. On September 25, 2007, the officer agreed to extend this loan for an additional twelve months until March 4, 2008. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007, the Company borrowed $80,000 from this officer. This loan accrues 1.0% non-compounding interest per month, (12% per annum), and is due on demand. For the three months ended March 31, 2009 and 2008, the Company incurred $3,261 and $8,812, respectively, in interest related to these loans. At March 31, 2009 and December 31, 2008, $67,363 and $64,102 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $299,255 and $306,218, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

NOTE 6 - LOANS PAYABLE

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 30% to 90% per annum, are secured by certain receivables of Medlink Conectividade, and are due through October 2009. At March 31, 2009 and December 31, 2008, loans payable to these financial institutions aggregated $790,696 and $663,854, respectively.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

In accordance with SFAS 133, the Company is required to record the fair value of the ECF and warrants as a liability. At March 31, 2009 and 2008, the Company revalued the ECF and warrants resulting in gains on derivative liability of $835,993 and $693,749 for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, the estimated fair value of the ECF and warrants were liabilities of $877,966 and $475, respectively. At December 31, 2008, the estimated fair value of the ECF and warrants were liabilities of $1,007,472 and $3,321, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

At the valuation date of March 31, 2009, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

         Dividend rate .........................         0%
         Term (in years) .......................  .25 to 1.78 years
         Volatility ............................        223%
         Risk-free interest rate ...............    0.21% - 0.81%

For the three months ended March 31, 2009 and 2008, the related gain from derivative liabilities is as follows:

                                            Convertible    Preferred
                                              debt (a)       stock        Total
                                            -----------    ---------    --------
                 2009
                 ----
Change in fair value of derivative
 liabilities - gain .....................     $      -     $128,152     $128,152
                                              --------     --------     --------

                 2008
                 ----
Change in fair value of derivative
 liabilities - gain .....................     $ 45,436     $693,749     $739,185
                                              --------     --------     --------

  (a) At the end of each reporting period and through May 15, 2008, the Company revalued the convertible feature of derivative liabilities and the unexpired warrant relating to a previously outstanding convertible debt. For the three months ended March 31, 2008, the Company recorded a gain on valuation of these derivative liability and warrants of $45,436. At May 15, 2008, pursuant to an agreement with the investor, the convertible debt was payable in cash. Accordingly, the remaining derivative liability at May 15, 2008 of $257,058 was reclassified to paid-in capital. Prior to December 31, 2008, all remaining debt was paid in full.

Common Stock
------------

On February 27, 2009, the Company issued 2,533,333 shares of its common stock upon conversion of 38 shares of Series A preferred stock.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

A summary of the status of the Company's outstanding stock options as of March 31, 2009 and changes during the period ending on that date is as follows:

                                                        Three Months Ended
                                                          March 31, 2009
                                                  ------------------------------
                                                   Number of    Weighted Average
                                                    Options      Exercise Price
                                                  ----------    ----------------
Stock options
-------------
Balance at beginning of the period .........       2,375,000         $ 0.14
Granted ....................................               -              -
Exercised ..................................               -              -
Forfeited ..................................               -              -
                                                  ----------         ------
Balance at end of the period ...............       2,375,000         $ 0.14
                                                  ==========         ======

Options exercisable at end of period .......       2,375,000         $ 0.14
                                                  ==========         ======

Weighted average fair value of options
 granted during the period .................                         $    -
                                                                     ======

The following table summarizes information about employee and consultant stock options outstanding at March 31, 2009:

                Options Outstanding                       Options Exercisable
----------------------------------------------------   -------------------------
                              Weighted
               Number         Average       Weighted        Number      Weighted
Range of Outstanding at Remaining Average Exercisable at Average Exercise March 31, Contractual Exercise March 31, Exercise
  Price         2009        Life (Years)      Price         2009         Price
--------   --------------   ------------   ---------   --------------   --------
$   0.20          425,000       0.75            0.20          425,000       0.20
$   0.15        1,350,000       1.50            0.15        1,350,000       0.15
$   0.06          600,000       3.65            0.06          600,000       0.06
           --------------                  ---------   --------------   --------
                2,375,000                  $    0.14        2,375,000   $   0.14
           ==============                  =========   ==============   ========

As of March 31, 2009 and December 31, 2008, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of March 31, 2009 and activities during the period then ended is as follows:

                                                        Three Months Ended
                                                          March 31, 2009
                                                  ------------------------------
                                                   Number of    Weighted Average
                                                   Warrants      Exercise Price
                                                  ----------    ----------------
Warrants
--------
Balance at beginning of the period .........       7,402,500         $ 0.23
Granted ....................................               -              -
Exercised ..................................               -              -
Forfeited ..................................               -              -
                                                  ----------         ------
Balance at end of the period                      7,402,500          $ 0.23
                                                  ==========         ======

The following information applies to all warrants outstanding at March 31, 2009:

               Warrants Outstanding                      Warrants Exercisable
----------------------------------------------------   -------------------------
                             Weighted
                              Average       Weighted                    Weighted
Range of                     Remaining      Average                      Average
Exercise                     Contractual    Exercise                    Exercise
  Price        Shares       Life (Years)      Price       Shares         Price
--------   --------------   ------------   ---------   -------------   ---------
$   0.30        2,500,000       1.79            0.30       2,500,000        0.30
$   0.20        4,902,500       1.16            0.20       4,902,500        0.20
           --------------                  ---------   -------------   ---------
                7,402,500                  $    0.23       7,402,500   $    0.23
           ==============                  =========   =============   =========

NOTE 8 - SALE OF NON-CONTROLLING INTEREST IN SUBSIDIARY

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 8 - SALE OF NON-CONTROLLING INTEREST IN SUBSIDIARY (CONTINUED)

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000. Through December 31, 2008, the Company received proceeds towards the purchase price of $937,700. The Company did not receive any proceeds during the three months ended March 31, 2009. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer is in default on its payments of principal and interest. At March 31, 2009 and December 31, 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

Accordingly, at March 31, 2009 and December 31, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and when all of the risks and other incidents of ownership have been passed to the buyer. At March 31, 2009 and December 31, 2008, deferred gain on sale of non-controlling interest consists of the following:

   Sale price of 45% interest in Transax Limited .............   $ 3,200,000
   Less: note receivable balance .............................    (2,262,300)
                                                                 -----------
   Deferred gain on sale of non-controlling interest in
         subsidiary ..........................................   $   937,700
                                                                 ===========


In accordance with the further terms and provisions of the Agreement, a performance bonus was payable by the Buyer to the Company (the "Bonus") equal to 50% of the revenues received by Medlink Conectividade with respect to certain transactions in excess of an aggregate of 678,076 executed during 2008. The Company has not recorded the bonus receivable since the collection of this receivable is not reasonably assured. Additionally, in accordance with the terms of the Agreement, MTI grant to the Company a perpetual, exclusive and sub-license to use all of the software and other intellectual property owned by MTI in all territories other than (i) Latin America (defined as all mainland countries in the Western Hemisphere south of the USA/Mexico border; and (ii) Spain and Portugal.

As of the date of this report, the Buyer is in default on the remaining notes receivable balance of $2,262,300. The Company has issued default notices to the buyer in respect of non-payment under the Agreement. The Company is currently in discussion with the Buyer and/or assignees and plans to conclude any renegotiation of contract terms by June 30, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 9 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations. The Company operates in the United States, Brazil and Mauritius. Substantially all of the Company's assets are located in Brazil.

                                                   Three Months ended
                                                        March 31,
                                               --------------------------
                                                   2009          2008
                                               -----------    -----------
   Revenues to unaffiliated customers:
           Brazil ..........................   $   952,318    $ 1,480,964
                                               -----------    -----------
   Operating Expenses:
           Brazil ..........................     1,172,392      1,148,282
           USA .............................        96,277        203,092
           Mauritius .......................           832          4,211
                                               -----------    -----------
        Total Operating Expenses                 1,269,501      1,355,585
                                               -----------    -----------
   Income (Loss) from operations  ..........      (317,183)       125,379
                                               -----------    -----------
   Other income (expenses) and income taxes:
           Brazil ..........................       (91,981)       (95,531)
           USA .............................       129,937        710,015
                                               -----------    -----------
                                                    37,956        614,484
                                               -----------    -----------
   Net income (loss) as reported ...........   $ (279,227)    $   739,863
                                               -----------    -----------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At March 31, 2009 and December 31, 2008, these deficiencies, plus interest and penalties, amounted to approximately $1,351,000 and $1,180,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. However, there is no certainty that the Brazilian authorities will enter into similar plans in the future for the remaining non-negotiated balances due or any future taxes due. The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal" claims. At March 31, 2009 and December 31, 2008, the Company has accrued approximately $152,500 and $151,000, respectively, related to these lawsuits. The outcome of these clams is uncertain at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2009 and notes thereto contained elsewhere in this report.

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

CURRENT BUSINESS OPERATIONS

At the end of the first quarter, 2009, we had eleven contracts to develop our solutions for customers. Two of these contracts were signed during the first quarter of 2009 and a total of three of our contracts and are currently under development with our customers and awaiting implementation. Transaction data is being collected in a test environment and will be subject to full roll out at a later date.

We processed 1.9 million transactions during the three month period ended March 31, 2009 compared to 2.1 million transactions compared with the same period in 2008. Significant growth was achieved in the introduction of the company's web-based solution which increased to over 300,000 transactions per month in March 31, 2009 from 225,000 transactions in January 2009.

At the end of the three month period ended March 31, 2009, we had 9,338 solutions operational in Brazil compared with 6,269 solutions during the same period in 2008. Our installations at the end of the three month period ended March 31, 2009 included 3,300 POS solutions, 4,200 WEB solutions and 2,300 IVR solutions with the balance of installations being PC and server based solutions installed in major medical laboratories.

During the three month period ended March 31, 2009, the Company maintained its current staffing levels in response to the development of the Company's HOSP solution, a solution which would allow real time, on-line healthcare transactions to be undertaken in an in-patient hospital environment. Current transactions are generally limited to real time, on-line transactions in the out-patient environment.

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

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of Transax Limited's issued and outstanding, (the "Initial Shares"), with an option to purchase the remaining 55 shares of Transax Limited, (the "Option"); and (ii) the Buyer agreed to pay us an aggregate purchase price of $3,200,000 for the Initial Shares. A total of $937,700 was received through

December 31, 2008. We did not receive any proceeds during the three months ended March 31, 2009. The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses. For the three months ended March 31, 2009, we received $15,000 of such reimbursement, and a total of $20,000 of reimbursement was received during the three months ended March 31, 2008.

The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer is default on its payments of principal and interest. At March 31, 2009, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at March 31, 2009 and December 31, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer or when the Company invalidates the Agreement due to breach of contract. At March 31, 2009 and December 31, 2008, the deferred gain on sale of non-controlling interest consists of the following:

   Sale price of 45% interest in Transax Limited .............   $ 3,200,000
   Less: note receivable balance .............................    (2,262,300)
                                                                 -----------
   Deferred gain on sale of non-controlling interest in
         subsidiary ..........................................   $   937,700
                                                                 ===========

As of the date of this quarterly report, the Buyer is in default by $2,262,500 in periodic payments. We are currently in discussions with the buyer and plan to conclude any renegotiation of contract terms on or about June 30, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(R), "Business Combinations", which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations which occur after December 31, 2008. The adoption of SFAS 141(R) did not have an impact on the Company's results of operation or financial position.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the preparation of our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on the preparation of our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 did not have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. EITF 03-6-1 did not have an impact on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock." EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2009           2008
                                                     -----------    -----------

REVENUES ..........................................  $   952,318    $ 1,480,964
                                                     -----------    -----------

OPERATING EXPENSES
  Cost of product support services ................      507,138        450,496
  Compensation and related benefits ...............      330,864        393,587
  Professional fees ...............................       23,261         51,494
  Management and consulting fees - related partiers       65,259         74,981
  Depreciation and amortization ...................       72,769         91,803
  General and administrative ......................      270,210        293,224
                                                     -----------    -----------
TOTAL OPERATING EXPENSES ..........................    1,269,501      1,355,585
                                                     -----------    -----------

(LOSS) INCOME FROM OPERATIONS .....................     (317,183)       125,379
                                                     -----------    -----------

OTHER (EXPENSES) INCOME
  Foreign exchange gain (loss) ....................       10,224        (12,317)
  Gain from derivative liabilities ................      128,152        739,185
  Interest expense ................................      (91,981)       (98,336)
  Interest expense -related party .................       (8,439)       (14,048)
                                                     -----------    -----------
                                                          37,956        614,484
                                                     -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES .................     (279,227)       739,863

PROVISION FOR INCOME TAXES ........................            -              -
                                                     -----------    -----------

NET (LOSS) INCOME .................................     (279,227)       739,863

OTHER COMPREHENSIVE INCOME  (LOSS)
Unrealized foreign currency translation gain (loss)       85,369        (60,535)
                                                     -----------    -----------

COMPREHENSIVE INCOME (LOSS) .......................  $  (193,858)   $   679,328
                                                     -----------    -----------

Our net income (loss) for the three months ended March 31, 2009 was $(279,227) compared to net income of $739,863 for the three months ended March 31, 2008 (a decrease of $1,019,090 or 137.7%).

For the three months ended March 31, 2009, we generated $952,318 in revenues compared to $1,480,964 in revenues generated for the three months ended March 31, 2008 (a decrease of $528,646 or 35.7%). The significant decrease in revenues is due to the loss of our major customer, Bradesco. The decrease in revenues from the loss of Bradesco was $798,283 and was offset by an increase of revenues from new customers of $116,649 and increased revenues from existing customers. We continue the installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed approximately 1,900,000 "real time" transactions for the three months ended March 31, 2009, of which 684,000 were from POS terminals, 219,000 from PC and PC servers, 774,000 were via our proprietary WEB solution, and 193,000 from our Interactive Voice

Response solution. We undertook approximately 2,100,000 "real time" transactions during three months ended March 31, 2008, of which 1,200,000 were from POS terminals, 554,000 from PC servers, 227,000 from Interactive Voice Response and 84,000 transaction from our proprietary WEB solution. The decrease in transaction volume for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 was due to the non renewal of the Bradesco contract commencing January 1, 2009 being partially offset by new transactions from recently signed contracts and continued roll out of established contracts during the quarter ended March 31, 2009.

For the three months ended March 31, 2009, we incurred operating expenses in the aggregate amount of $1,269,501 compared to $1,355,585 incurred for the three months ended March 31, 2008 (a decrease of $86,084 or 6.4%). The decrease in operating expenses incurred during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 resulted from: (i) an increase of $56,642 or 12.6% in cost of product support services; (ii) a decrease of $62,723 or 15.9 % in compensation and related benefits associated with a decrease in compensation for our MedLink operations; (iii) a decrease of $28,233 or 54.8% based on a decrease in the amount of professional fees incurred; (iv) a decrease of $9,722 or 13% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) a decrease of $19,034 or 20.7% in depreciation and amortization; and (vi) a decrease of $23,014 or 7.8% in general and administrative expenses primarily resulting from cost cutting measures.

We reported a loss from operations of ($317,183) for the three months ended March 31, 2009 as compared to income from operations of 125,379 for the three months ended March 31, 2008 (a decrease of $442,562 or 353%).

For the three months ended March 31, 2009, we recorded other income of $37,956, compared to other income of $614,484 during the three months ended March 31, 2008 (an increase of $576,528). The variance for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 resulted primarily from the change in the fair value of the Company's derivative liabilities which was a gain of $128,152 in 2009, as compared to a gain in 2008 of $739,185. This change is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as derivative instruments.

For the three months ended March 31, 2009, our net income (loss) was $(2794,227) compared to net income of $739,863 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, we recognized a cumulative preferred stock dividend of $25,220 compared to $26,422 for the three months ended March 31, 2008, which is related to our Series A Preferred Stock.

We reported a net income (loss) allocable to common shareholders of $(304,447) for the three months ended March 31, 2009 as compared to $713,441 for the three months ended March 31, 2008. This translates to a basic net income (loss) per common share of $(0.01) and $0.02 and diluted net income (loss) per common share $(0.01) and $0.00 for the three months ended March 31, 2009 and 2008, respectively.

We recorded an unrealized foreign currency translation gain (loss) of $85,369 and ($60,535) for the three months ended March 31, 2009 and 2008, respectively. This resulted in comprehensive net income (loss) during the three months ended March 31, 2009 of $(193,858) compared to $679,328 during the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, our current assets were $707,555 and our current liabilities were $4,891,020, which resulted in a working capital deficit of $(4,183,465). As of March 31, 2009, our total assets were $1,416,439 consisting of: (i) $24,621 in cash; (ii) $269,737 in prepaid expenses and other current assets; (iii) $413,197 in accounts receivable; (iv) $112,225 in net software development costs; and (v) $596,659 in net property and equipment. As at March 31, 2009, our total assets were $1,416,439 compared to $1,284,033 at December 31, 2008.

As of March 31, 2009, our total liabilities were $5,072,667 consisting of: (i) $2,207,146 in long-term and current portion of accounts payable and accrued expenses; (ii) $365,093 due to related parties; (iii) $264,857 in convertible loan to related party; (iv) $299,255 in loan payable to related party; (v) $790,696 in current portion of loans payable; (vi) $475 in warrant liability;
(vii) $170,125 in convertible feature liability; (viii) capital lease obligations of $37,320 and (ix) $937,700 in deferred gain on sale of minority interest in subsidiary. As at March 31, 2009, our total liabilities were $5,072,667 compared to $5,458,442 at December 31, 2008.

Stockholders' deficit decreased from ($4,174,409) at December 31, 2008 to ($4,364,069) at March 31, 2009. For the three months ended March 31, 2009, net cash flow provided in operating activities was $19,403 compared to net cash provided by operating activities of $30,819 for the three months ended March 31, 2008. For the three months ended March 31, 2009, net cash flows provided by operating activities is principally due to our net loss of $(279,227) adjusted for non-cash items of $(29,936) such as a gain from derivative liabilities of ($128,152), depreciation and amortization of $72,769,the amortization of software maintenance costs of $35,671, and a foreign currency gain of $(10,224), and an increase in accounts receivable of $34,951, offset by a decrease in prepaid expense and other current assets of $11,903, an increase in accounts payable and accrued expenses of $283,029 and an increase in due to related parties of $61,967. For the three months ended March 31, 2008, the change in cash flows provided by operating activities is principally due our net income an increase in net income of $739,863 offset by non-cash items of $610,228, the increase in accounts payable and accrued expenses of $76,008, offset by an increase in accounts receivable of $148,171.

Net cash flows used in investing activities amounted to $110,485 for the three months ended March 31, 2009 as compared to net cash provided by investing activities of $55,884 for the three months ended March 31, 2008. During the three months ended March 31, 2009, we used cash for the acquisition of property and equipment of $110,485. During the three months ended March 31, 2008, we received proceeds of $120,000 from the sale of a non-controlling interest ownership in Transax Limited offset by the acquisition of property and equipment of $64,116.

Net cash flows provided by financing activities for three months ended March 31, 2009 were $88,768 as compared to net cash flows used in financing activities of $82,882 for three months ended March 31, 2008. For the three months ended March 31, 2009, cash flow provided by in financing activities was attributable to $119,972 in proceeds from loans offset by the payment of capital lease obligations of $31,204. During the three months ended March 31, 2008, net cash used in financing activities is caused by the repayment of loans of $82,882.

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

YA GLOBAL INVESTMENTS ("YA GLOBAL")

On January 13, 2006, we entered into an Investment Agreement with YA Global (collectively, the "Parties"), pursuant to which we sold YA Global up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the "Series A Preferred Shares") for a total price of up to $1,600,000. The Series A Preferred Shares are convertible, at YA Global's discretion, into shares of our common stock.

In connection with the Investment Agreement, the Parties entered into an Investor Registration Rights Agreement (the "IRRA"), dated January 13, 2006, pursuant to which the Parties agreed that, in the event the Registration Statement is not filed within thirty (30) days from the date we file our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Filing Deadline") or is not declared effective by the Securities and Exchange Commission within ninety (90) days of the date of the IRRA (the "Effective Deadline"), then as relief for the damages to any holder of Registerable Securities (as defined in the IRRA) by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), we would pay as liquidated damages to the holder, at the holder's option, either a cash amount or shares of our common stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as liquidated damages for each thirty (30) day period or any part thereof after the Filing Deadline or the Effective Deadline as the case may be. It shall also become an event of default under the IRRA if the Registration Statement is not declared effective by the Securities and Exchange Commission within one-hundred twenty (120) days from the date of the IRRA.

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

During the three months ended March 31, 2009, we issued 5,033,333 shares of our common stock to YA Global in connection with the conversion of 50 shares of Series A Preferred Stock.

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A material liability for us at March 31, 2009 is the aggregate principal amount of $175,000 and $89,857 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of March 31, 2009, an aggregate principal amount of $175,000 and interest in the amount of $89,857 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are under re-negotiation with the lender.

LOAN - RELATED PARTY

A material liability for us at March 31, 2009 is the aggregate amount of $299,255 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month, had an initial term of twelve months and was repayable quarterly in arrears. The Loans are currently due on demand. For the three months ended March 31, 2009 and 2008, we incurred $3,261 and $8,812, respectively, in interest related to these loans. At March 31, 2009 and December 31, 2008, $67,363 and $64,102 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $299,255 and $306,218, respectively.

CONSULTING AGREEMENT

A material liability for us at March 31, 2009 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the three months ended March 31, 2009 and 2008, we incurred $53,579 and $55,866, respectively, in management fees. At March 31, 2009 and December 31, 2008, $329,933 and $274,646 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A material estimated liability for us for three months 2008 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At March 31, 2009 and December 31, 2008, these deficiencies, plus interest and penalties, amounted to approximately $1,351,000 and $1,180,000, respectively.

We have entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of up to sixty months. At March 31, 2009, approximately $1,344,000 of our INSS and other taxes are to be repaid within a 12 month period. At March 31, 2009, the future payments due to the Brazilian authorities are as follows: (i) 2009 - $1,344,043; (ii) 2010 - $6,962.

MEDLINK CONNECTIVIDADE LOAN PAYABLE AND OTHER LOANS PAYABLE

At March 31, 2009, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil. The Brazil loans require monthly installment payments, bear interest at rates ranging from 30% to 90% per annum, are secured by certain receivables of Medlink Connectividade, and are due through October 2009. As at March 31, 2009 and December 31, 2008, the loans payable to these financial institutions and others aggregated $790,696 and $663,854, respectively.

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

Not required for smaller reporting companies.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on such evaluation, and as described in greater detail below, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective:

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

We began preparing to be in compliance with the internal control obligations, including Section 404, for our three months ending March 31, 2009. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil's accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, the majority of our internal accounting staff, on a consolidated basis, is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

   o We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in Brazil, we were not able to hire sufficient internal audit resources before March 31, 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting for the three months that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal" claims. At March 31, 2009 and December 31, 2008, we have accrued approximately $152,500 and $151,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2009 and up to the date of this Quarterly Report, we have issued to YA Global Investments an aggregate of 5,033,333 shares of our common stock upon conversion of the Series A preferred stock.

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


                                        TRANSAX INTERNATIONAL LIMITED


Dated: May 20, 2009                     By: /s/ STEPHEN WALTERS
                                        -----------------------
                                        Stephen Walters, President/Chief
                                        Executive Officer and Director


Dated: May 20, 2009                     By: /s/ADAM WASSERMAN
                                        -----------------------
                                        Adam Wasserman, Chief Financial Officer