Form 10-Q
period 2009-06-30
TRANSAX INTERNATIONAL LTD
filed 2009-08-19
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended June 30, 2009

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

                                 (888) 317-6984
                                 --------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 87,402,089 shares of common stock are issued and outstanding as of August 14, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2009

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
           Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
             and December 31, 2008 .........................................   3
           Consolidated Statements of Operations for the Three and
             Six Months Ended June 30, 2009 and 2008 (unaudited) ...........   4
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2009 and 2008 (unaudited) ......................   5
           Notes to Unaudited Consolidated Financial Statements ............   6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. ......................................  25
Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  37
Item 4   Controls and Procedures. ..........................................  38
                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  40
Item 1A. Risk Factors. .....................................................  40
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  40
Item 3.  Defaults Upon Senior Securities. ..................................  40
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  40
Item 5.  Other Information. ................................................  40
Item 6.  Exhibits. .........................................................  40

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

                           TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                                                        June 30,      December 31,
                                                                          2009            2008
                                                                      ------------    ------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash ............................................................   $     15,631    $     25,676
  Accounts receivable, net ........................................        417,674         374,539
  Prepaid expenses and other current assets .......................        345,550         279,080
                                                                      ------------    ------------

     TOTAL CURRENT ASSETS .........................................        778,855         679,295

SOFTWARE DEVELOPMENT COSTS, net ...................................         82,264         147,896
PROPERTY AND EQUIPMENT, net .......................................        798,476         456,842
                                                                      ------------    ------------

     TOTAL ASSETS .................................................   $  1,659,595    $  1,284,033
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Loans payable ...................................................   $    836,753    $    663,854
  Current portion of capital lease obligations ....................            423          30,943
  Accounts payable and accrued expenses ...........................      2,999,827       1,748,187
  Deferred gain on sale of minority interest in subsidiary ........        937,700         937,700
  Due to related parties ..........................................        433,507         303,126
  Warrant liability ...............................................          5,978           3,321
  Convertible feature liability ...................................      3,610,472       1,007,472
  Loans payable - related party ...................................        353,448         306,218
  Convertible loan - related party ................................        270,093         259,679
                                                                      ------------    ------------

     TOTAL CURRENT LIABILITIES ....................................      9,448,201       5,260,500

CAPITAL LEASE OBLIGATION; NET OF CURRENT PORTION ..................              -          37,102
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION .....        207,342         160,840
                                                                      ------------    ------------

     TOTAL LIABILITIES ............................................      9,655,543       5,458,442
                                                                      ------------    ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized; 14,410 and 14,460 shares issued and outstanding at
    June 30, 2009 and December 31, 2008, respectively; liquidation
    preference $1,441,000 at June 30, 2009 ........................      1,325,039       1,330,039
  Common stock $.00001 par value; 100,000,000 shares authorized;
  57,402,089 and 52,368,756 shares issued and outstanding at
   June 30, 2009 and December 31, 2008, respectively ..............            574             524
  Paid-in capital .................................................      8,415,132       8,405,984
  Accumulated deficit .............................................    (18,131,892)    (14,410,077)
  Accumulated other comprehensive income ..........................        395,199         499,121
                                                                      ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT ..................................     (7,995,948)     (4,174,409)
                                                                      ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..................   $  1,659,595    $  1,284,033
                                                                      ============    ============

       The accompanying notes are an integral part of these consolidated financial statements

                                                 3

                                     TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                            For the Three Months Ended       For the Six Months Ended
                                                                     June 30,                        June 30,
                                                           ----------------------------    ----------------------------
                                                               2009            2008            2009            2008
                                                           ------------    ------------    ------------    ------------
REVENUES ...............................................   $  1,093,705    $  1,730,992    $  2,046,023    $  3,211,956
                                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of product support services .....................        417,686         649,149         924,824       1,099,645
  Compensation and related benefits ....................        452,642         417,089         783,506         810,676
  Professional fees ....................................         17,360          26,005          40,621          77,499
  Management and consulting fees - related parties .....         69,760          79,460         135,019         154,441
  Depreciation and amortization ........................         84,948          81,616         157,717         173,419
  General and administrative ...........................        295,297         579,234         565,507         872,458
                                                           ------------    ------------    ------------    ------------

     TOTAL OPERATING EXPENSES ..........................      1,337,693       1,832,553       2,607,194       3,188,138
                                                           ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ..........................       (243,988)       (101,561)       (561,171)         23,818
                                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Foreign currency exchange loss .......................        (15,445)              -          (5,221)        (12,317)
  (Loss) gain from derivative liabilities ..............     (2,738,009)       (527,543)     (2,609,857)        211,642
  Interest expense,net .................................       (436,162)       (165,232)       (528,143)       (263,568)
  Interest expense - related party .....................         (8,984)         (8,977)        (17,423)        (23,025)
                                                           ------------    ------------    ------------    ------------

     TOTAL OTHER INCOME (EXPENSES) .....................     (3,198,600)       (701,752)     (3,160,644)        (87,268)
                                                           ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ...............................     (3,442,588)       (803,313)     (3,721,815)        (63,450)

PROVISION FOR INCOME TAXES .............................              -         (98,134)              -         (98,134)
                                                           ------------    ------------    ------------    ------------

NET LOSS ...............................................     (3,442,588)       (901,447)     (3,721,815)       (161,584)

CUMULATIVE PREFERRED STOCK DIVIDENDS ...................        (25,220)        (25,498)        (50,440)        (51,920)
                                                           ------------    ------------    ------------    ------------

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS ..............   $ (3,467,808)   $   (926,945)   $ (3,772,255)   $   (213,504)
                                                           ============    ============    ============    ============

COMPREHENSIVE LOSS:
  NET LOSS .............................................   $ (3,442,588)   $   (901,447)   $ (3,721,815)   $   (161,584)

  OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized foreign currency translation gain (loss)       (189,291)        304,987        (103,922)        244,452
                                                           ------------    ------------    ------------    ------------

  COMPREHENSIVE INCOME (LOSS) ..........................   $ (3,631,879)   $   (596,460)   $ (3,825,737)   $     82,868
                                                           ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
  BASIC and DILUTED ....................................   $      (0.06)   $      (0.02)   $      (0.07)   $      (0.01)
                                                           ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC and DILUTED ....................................     57,402,089      42,121,669      55,554,391      39,242,158
                                                           ============    ============    ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements

                                                            4

                           TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                             2009           2008
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................   $(3,721,815)   $  (161,584)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization ....................................       157,553        173,419
    Amortization of software maintenance costs .......................        65,632         96,439
    Deposit on sale of minority interest  applied to professional fees             -        (20,000)
    Loss (gain) from derivative liabilities ..........................     2,609,857       (211,642)
    Foreign currency exchange gain ...................................         5,221              -
Changes in assets and liabilities:
    Accounts receivable ..............................................        27,251       (137,786)
    Prepaid expenses and other current assets ........................       (10,182)      (128,522)
    Other assets .....................................................             -          2,190
    Accounts payable and accrued expenses ............................       833,968        (45,696)
    Accrued interest payable, related party ..........................        17,423         35,343
    Due to related parties ...........................................       130,381        (94,603)
    Accounts payable and accrued expenses  - long-term ...............        13,029        (57,437)
                                                                         -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................       128,318       (549,879)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of minority interest ............................             -        978,607
  Acquisition of property and equipment ..............................      (146,907)      (206,039)
                                                                         -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................      (146,907)       772,568
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans ................................................        36,952        215,209
  Proceeds from loans payable - related party ........................        35,000              -
  Repayment of convertible debt ......................................             -       (225,000)
  Payment of capital lease obligations ...............................       (71,654)             -
                                                                         -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................           298         (9,791)
                                                                         -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................         8,246         35,028
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH ......................................       (10,045)       247,926

CASH, BEGINNING OF YEAR ..............................................        25,676        175,938
                                                                         -----------    -----------

CASH, END OF PERIOD ..................................................   $    15,631    $   423,864
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .............................................   $   212,805    $    95,531
                                                                         ===========    ===========
  Cash paid for income taxes .........................................   $         -    $         -
                                                                         ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock converted to common stock .................   $     5,000    $    64,000
                                                                         ===========    ===========
  Derivative liability reclassified to equity upon conversion ........   $     4,200    $   294,659
                                                                         ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                                  5

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant estimates include the allowance for doubtful accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, and the assumptions used to calculate stock-based compensation and derivative liabilities.

Fair Value of Financial Instruments

The Company accounts for financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurements. SFAS 157 establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The following table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of June 30, 2009.

    Liabilities:
    Balance of derivative liabilities as of January 1, 2009 .   $ 1,010,793
    Reclassification of derivative liabilities to paid-in
      capital upon conversion ...............................        (4,200)
    Increase in fair value of derivative liabilities ........     2,609,857
                                                                -----------
    Balance of derivative liabilities as of June 30, 2009 ...   $ 3,616,450
                                                                ===========

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2009 and December 31, 2008.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2009 and December 31, 3008, the Company's allowance for doubtful accounts was $0.

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

The Company's revenues from two major customers for the six months ended June 30, 2009 accounted for approximately 75.6% or $1,547,632 of the revenues. For the six months ended June 30, 2009, these two major customers accounted for 62.1% and 13.5% of revenues, respectively. At June 30, 2009, the two major customers accounted for 63.6% and 14.4%, respectively, of the total accounts receivable balance outstanding. The Company's revenues from two major customers for the six months ended June 30, 2008 accounted for approximately 81% or $2,595,000 of the revenues. For the six months ended June 30, 2008, the two major customers accounted for 42% and 39% of revenues, respectively. At June 30, 2008, the two major customers accounted for 40% and 39%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of June 30, 2009, bank deposits in the United States did not exceed federally insured limits. At June 30, 2009, the Company had deposits of $15,398 in banks in Brazil which may not be insured. Historically, we have not experienced any losses on our deposits of cash.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the six months ended June 30, 2009 and 2008.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real ("R$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

changes on cash for the six months ended June 30, 2009 and 2008 was $8,246 and $35,028, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at June 30, 2009 and December 31, 2008 were translated at 1.9516 R$ to $1.00 and at 2.337 R$ to $1.00, respectively. Equity accounts are translated at their historical rate. In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation," and are included in determining net earnings.

Although the Brazilian economy has remained relatively stable in recent years, a return to higher levels of inflation, and currency exchange rate volatility could adversely affect the Company's operations. Changes in the valuation of the Brazilian Real in relation to the U.S. dollar may have significant effects on the Company's consolidated financial statements.

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

Accounting for Conversion Features and Warrants issued with Preferred Stock

In 2006, the Company issued 16,000 shares of convertible Series A preferred stock, (see Note 7), which contained an Embedded Conversion Feature, ("ECF"), and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS 133.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument under SFAS 133. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments under SFAS 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at June 30, 2009 and December 31, 2008.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants and options (using the treasury stock method). The following table presents a reconciliation of basic and diluted net income per share:

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

                                                                Three Months Ended                 Six Months ended
                                                                     June 30,                          June 30,
                                                          ------------------------------    ------------------------------
                                                               2009             2008             2009             2008
                                                          -------------    -------------    -------------    -------------
Net loss allocable to common shareholders for basic and
  diluted net loss per common share ...................   $  (3,467,808)   $    (926,945)   $  (3,772,255)   $    (213,504)
                                                          =============    =============    =============    =============

Weighted average common shares outstanding - basic ....      57,402,089       42,121,669       55,554,391       39,242,158
  Effect of dilutive securities:
    Convertible debt ..................................               -                -                -                -
    Series A convertible preferred stock ..............               -                -                -                -
                                                          -------------    -------------    -------------    -------------

Weighted average common shares outstanding - diluted ..      57,402,089       42,121,669       55,554,391       39,242,158
                                                          =============    =============    =============    =============
Net loss per common share - basic .....................   $       (0.06)   $       (0.02)   $       (0.07)   $       (0.01)
                                                         =============    =============    =============    =============
Net loss per common share - diluted ...................   $       (0.06)   $       (0.02)   $       (0.07)   $       (0.01)
                                                          =============    =============    =============    =============

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's aggregate common stock equivalents listed below are anti-dilutive and, as such, are not included above at June 30,2009 and 2008.

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 -----------------------------   -----------------------------
                                      2009            2008            2009            2008
                                 -------------   -------------   -------------   -------------
Stock options ................       2,375,000       3,425,000       2,375,000       3,425,000
Stock warrants ...............       7,402,500      11,502,500       7,402,500      11,502,500
Convertible debt-related party       1,400,000       1,400,000       1,400,000       1,400,000
Convertible preferred stock ..   1,501,041,667     183,625,000   1,501,041,667     183,625,000
                                 -------------   -------------   -------------   -------------

Total ........................   1,512,219,167     199,952,500   1,512,219,167     199,952,500
                                 =============   =============   =============   =============

These common stock equivalents may be dilutive in the future.

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

Advertising

Advertising costs are expensed when incurred. For the three and six months ended June 30, 2009 and 2008, advertising expense was deemed to be immaterial.

Comprehensive Income

The Company follows SFAS 130 "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2009 and 2008 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the three and six months ended June 30, 2009 and 2008, research and development costs were immaterial.

Recent Authoritative Pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On October 10, 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company's consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset's highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 08-7 did not have a material impact on our results of operations or financial condition.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued FSP SFAS No. 141 (R), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," or FSP SFAS 141 (R). FSP SFAS 141 (R) amends and clarifies SFAS 141, "Business Combinations," in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5, "Accounting for Contingencies", if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141 (R). FSP SFAS 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141 (R) did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS. 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company, more likely than not, will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt this FSP early only if it also elects an early adoption of FSP 157-4, 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material effect on our consolidated financial statements.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective June 30, 2009, the Company adopted FASB Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"), which was issued by the FASB in May 2009 with required adoption for interim or annual periods ending after June 15, 2009. SFAS 165 establishes standards for accounting and disclosure for events occurring after the balance sheet date but before financial statements are issued. It defines the period after the balance sheet date during which events or transactions should be evaluated for potential recognition or disclosure, and it provides guidance on recognition and disclosure of actual transactions or events occurring after the balance sheet date. The adoption of SFAS 165 did not have a material effect on the Company's financial statements. Management has evaluated all subsequents through August 18, 2009 (see Note 11).

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparing financial statements in conformity with generally accepted accounting principles in the United States. Once effective, all guidance in the Codification will carry the same level of authority, and all future changes or additions to U.S. generally accepted accounting principles will be issued as Accounting Standards Updates. SFAS 168 does not make any changes to existing accounting guidance that will impact the Company's accounting and financial reporting. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which means that the Company will begin applying the guidance in its financial statements beginning with the interim period ending September 30, 2009.

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $18,131,892, and has a stockholders' deficit of $7,995,948 and a working capital deficit of $8,669,346 at June 30, 2009. Since inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2009 and December 31, 2008, these deficiencies (including interest and penalties) amounted to approximately $2,132,000 and $1,180,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheets. Additionally, the Company had sold 45% of its operating subsidiary and the Buyer had an option to acquire the remaining 55%. However, the Buyer has defaulted on payments and the Company is renegotiating with the Buyer and its assignee to restructure the contract. At June 30, 2009, the Company cannot determine the outcome of these negotiations. If the negotiations are successful, the Company may sell the remaining 55% of its operating subsidiary, at which point the Company will have no continuing operations. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

                                                2009           2008
                                            -----------    -----------
         Computer Equipment .............   $ 1,580,108    $ 1,251,416
         Software .......................       541,471        379,107
         Office Furniture and Equipment .        21,609         18,045
         Vehicle ........................        70,726         59,050
         Other ..........................        20,527         17,142
                                            -----------    -----------
                                              2,234,440      1,724,760
         Accumulated Depreciation .......    (1,435,964)    (1,267,918)
                                            -----------    -----------
                                            $   798,476    $   456,842
                                            ===========    ===========

For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $157,553 and $173,419 respectively.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Capitalized software development costs consisted of the following at June 30, 2009 and December 31, 2008:

                                                2009           2008
                                            -----------    -----------
         Software development costs .....   $   471,419    $   471,419
         Accumulated amortization .......      (389,155)      (323,523)
                                            -----------    -----------
                                            $    82,264    $   147,896
                                            ===========    ===========

For the six months ended June 30, 2009 and 2008, amortization of development costs amounted to $65,632 and $96,439, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party
--------------------------------

At June 30, 2009 and December 31, 2008, the Company had aggregate loans payable for $175,000 to a related party company whose officer is an officer of the Company. These loans are convertible into the Company's common stock at $0.125 per share. For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum computed at simple interest. At June 30, 2009 and December 31, 2008, interest due on these loans amounted to $95,093 and $84,679 and the aggregate principal amount due is $175,000. During the six months ended June 30, 2009 and 2008, the Company incurred $10,414 and $10,471, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

Due to Related Parties
----------------------

For the six months ended June 30, 2009 and 2008, the Company incurred $106,079 and $109,251, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors approved compensation for this officer/director of $17,500 per month. At June 30, 2009 and December 31, 2008, $386,087 and $274,646 in
management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

For the six months ended June 30, 2009 and 2008, the Company incurred $28,940 and $24,690, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees
- related party on the accompanying consolidated statements of operations. At June 30, 2009 and December 31, 2008, $47,420 and $28,480 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets.

For the six months ended June 30, 2009 and 2008, the Company incurred $0 and $17,500, respectively, in consulting fees to an officer of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.

Loans Payable - Related Party
-----------------------------

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $161,552 and $162,116 at June 30, 2009 and December 31, 2008, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007 and during the six months ended June 30, 2008, the Company borrowed $80,000 and $35,000 from this officer, respectively. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand. For the six months ended June 30, 2009 and 2008, the Company incurred $12,794 and $12,554, respectively, in interest related to these loans. At June 30, 2009 and December 31, 2008, $76,896 and $64,102 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $353,448 and $306,218, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 6 - LOANS PAYABLE

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 28% to 42% per annum, are secured by certain receivables of Medlink Conectividade, and are due through October 2009. At June 30, 2009 and December 31, 2008, loans payable to these financial institutions aggregated $836,753 and $663,854, respectively.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

In accordance with SFAS 133, the Company is required to record the fair value of the ECF and warrants as a liability. At June 30, 2009 and 2008, the Company revalued the ECF and warrants resulting in (loss) gains on derivative liability of $(2,609,857) and $211,642 for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the estimated fair value of the ECF and warrants were liabilities of $3,610,472 and $5,978, respectively. At December 31, 2008, the estimated fair value of the ECF and warrants were liabilities of $1,007,472 and $3,321, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of June 30, 2009, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

         Dividend rate ...............          0%
         Term (in years) .............   .50 to 1.53 years
         Volatility ..................         244%
         Risk-free interest rate .....     0.35% - 1.11%

For the six months ended June 30, 2009 and 2008, the related gain (loss) from derivative liabilities is as follows:

                                        Convertible    Preferred
                                          debt (a)       stock         Total
                                        -----------   -----------   -----------
                 2009
                 ----
Loss from change in fair value of
 derivative liabilities .............   $         -   $(2,609,857)  $(2,609,857)
                                        -----------   -----------   -----------

                 2008
                 ----
(Loss) gain from change in fair value
 of derivative liabilities ..........   $   (41,939)  $   253,581   $   211,642
                                        -----------   -----------   -----------

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

(a) At the end of each reporting period and through May 15, 2008, the Company revalued the convertible feature of derivative liabilities and the unexpired warrant relating to a previously outstanding convertible debt. For the six months ended June 30, 2008, the Company recorded a loss on valuation of the derivative liability and warrants of $41,939. At May 15, 2008, pursuant to an agreement with the investor, the convertible debt was payable in cash. Accordingly, the remaining derivative liability at May 15, 2008 of $257,058 was reclassified to paid-in capital. Prior to December 31, 2008, all remaining debt was paid in full.

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

A summary of the status of the Company's outstanding stock options as of June 30, 2009 and changes during the period ending on that date is as follows:

                                                     For the Six Months Ended
                                                          June 30, 2009
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
                                                                     ======

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

The following table summarizes information about employee and consultant stock options outstanding at June 30, 2009:

                Options Outstanding                       Options Exercisable
----------------------------------------------------   -------------------------
                              Weighted
               Number         Average       Weighted        Number      Weighted
Range of   Outstanding at    Remaining      Average    Exercisable at    Average
Exercise      June 30,      Contractual     Exercise      June 30,     Exercise
  Price         2009        Life (Years)      Price         2009         Price
--------   --------------   ------------   ---------   --------------   --------
$   0.20          425,000       0.50            0.20          425,000       0.20
$   0.15        1,350,000       1.25            0.15        1,350,000       0.15
$   0.06          600,000       3.40            0.06          600,000       0.06
           --------------                  ---------   --------------   --------
                2,375,000                  $    0.14        2,375,000   $   0.14
           ==============                  =========   ==============   ========

As of June 30, 2009 and December 31, 2008, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of June 30, 2009 and activities during the period then ended is as follows:

                                                     For the Six Months Ended
                                                          June 30, 2009
                                                  ------------------------------
                                                   Number of    Weighted Average
                                                   Warrants      Exercise Price
                                                  ----------    ----------------
Warrants
--------
Balance at beginning of the period .........       7,402,500         $ 0.23
Granted ....................................               -              -
Exercised ..................................               -              -
Forfeited ..................................               -              -
                                                  ----------         ------
Balance at end of the period                      7,402,500          $ 0.23
                                                  ==========         ======

The following information applies to all warrants outstanding at June 30, 2009:

               Warrants Outstanding                      Warrants Exercisable
----------------------------------------------------   -------------------------
                             Weighted
                              Average       Weighted                    Weighted
Range of                     Remaining      Average                      Average
Exercise                     Contractual    Exercise                    Exercise
  Price        Shares       Life (Years)      Price       Shares         Price
--------   --------------   ------------   ---------   -------------   ---------
$   0.30        2,500,000       1.54            0.30       2,500,000        0.30
$   0.20        4,902,500       0.91            0.20       4,902,500        0.20
           --------------                  ---------   -------------   ---------
                7,402,500                  $    0.23       7,402,500   $    0.23
           ==============                  =========   =============   =========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

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

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000. Through December 31, 2008, the Company received proceeds towards the purchase price of $937,700. The Company did not receive any proceeds during the six months ended June 30, 2009. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer is in default on its payments of principal and interest. At June 30, 2009 and December 31, 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

Accordingly, at June 30, 2009 and December 31, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and when all of the risks and other incidents of ownership have been passed to the buyer. At June 30, 2009 and December 31, 2008, deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited ...................   $ 3,200,000
Less: note receivable balance ...................................    (2,262,300)
                                                                    -----------
Deferred gain on sale of non-controlling interest in subsidiary .   $   937,700
                                                                    ===========

As of the date of this report, the Buyer is in default on the remaining notes receivable balance of $2,262,300. The Company has issued default notices to the buyer in respect of non-payment under the Agreement. The Company is currently in discussion with the Buyer and/or assignees and plans to conclude any renegotiation of contract terms by December 31, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 9 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations. The Company operates in the United States, Brazil and Mauritius. Substantially all of the Company's assets are located in Brazil.

                                                   Six Months ended
                                                       June 30,
                                               -------------------------
                                                   2009         2008
                                               -----------   -----------
   Revenues to unaffiliated customers:
           Brazil ..........................   $ 2,046,023   $ 3,211,956
                                               -----------   -----------
   Operating Expenses:
           Brazil ..........................     2,411,321     2,807,460
           USA .............................       194,391       379,395
           Mauritius .......................         1,482         1,283
                                               -----------   -----------
        Total Operating Expenses ...........     2,607,194     3,188,138
                                               -----------   -----------
   Income (Loss) from operations  ..........      (561,171)       23,818
                                               -----------   -----------
   Other income (expenses) and income taxes:
           Brazil ..........................      (528,143)     (357,538)
           USA .............................    (2,632,501)      172,136
                                               -----------   -----------
                                                (3,160,644)     (185,402)
                                               -----------   -----------

   Net loss as reported ....................   $(3,721,815)  $  (161,584)
                                               -----------   -----------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2009 and December 31, 2008, these deficiencies, plus interest and penalties, amounted to approximately $2,132,000 and $1,180,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. However, there is no certainty that the Brazilian authorities will enter into similar plans in the future for the remaining non-negotiated balances due or any future taxes due. The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding breach of contract and two labor law suits involving employees for claims of unfair dismissal. At June 30, 2009 and December 31, 2008, the Company has accrued approximately $180,900 and $151,000, respectively, related to these lawsuits. The outcome of these clams is uncertain at this time.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 2009

NOTE 11 - SUBSEQUENT EVENTS

On August 6, 2009, the Board of Directors of the Company, pursuant to unanimous written consent, authorized and approved the execution of a debt settlement agreement whereby the Company issued 30,000,0000 shares of its restricted common stock in settlement of $60,000 of outstanding debt and interest as discussed below.

The Company and Carlingford Investments Limited ("Carlingford"), a related party, entered into a settlement agreement dated August 5, 2009, (the "Carlingford Settlement Agreement"), regarding the settlement of an aggregate amount of $60,000 due and owing to Carlingford by the Company relating to cash advances in the principal amount of $175,000 and accrued interest thereon in the amount of $95,093 (the "Debt"). Pursuant to the terms and provisions of the Carlingford Settlement Agreement: (i) the Company agreed to partially settle $60,000 of the Debt by issuing to Carlingford an aggregate of 30,000,000 shares of its restricted Common Stock at the rate of $0.002 per share (which amount is based upon the weighted average close price of $0.002 of the Company's shares of Common Stock traded on the OTC Bulletin Board between July 10, 2009 and August 4, 2009); and (ii) Carlingford agreed to convert the Debt and accept the issuance of an aggregate of 30,000,000 shares of restricted Common Stock as full and complete satisfaction of the Debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for the six months ended June 30, 2009 and notes thereto contained elsewhere in this report.

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

CURRENT BUSINESS OPERATIONS

At the end of the first half year of 2009, we had eleven signed contracts with Healthcare Insurance companies in Brazil to develop our solutions. Two of these contracts were signed during the first half year of 2009. Currently three of our eleven contracts and are under development with our customers and awaiting final implementation. Transaction data under development is being collected in a test environment and will be subject to full roll out at a later date.

We processed 4.00 million transactions during the six month period ended June 30, 2009 compared to 4.30 million transactions during the same period in 2008. Significant new growth was achieved in the introduction of the company's WEB -based solution which increased to over 360,000 transactions per month in March 31, 2009 from 225,000 transactions in January 2009.

At the end of the six month period ended June 30, 2009, we had 14,628 solutions operational in Brazil compared with 6,688 solutions during the same period in 2008. Our installations at the end of the six month period ended June 30, 2009 included 3,475 POS solutions, 8,805 WEB solutions and 2,298 Interactive Voice Response (IVR) solutions with the balance of installations being Personal Computer (PC) and Server based solutions installed in major medical laboratories. During the six month period ending June 30, 2009 we installed over 5,000 new WEB solutions in Brazil.

During the six month period ended June 30, 2009, the Company maintained its current staffing levels in response to the development of the Company's HOSP solution, a solution which would allow real time, on-line healthcare transactions to be undertaken in an in-patient hospital environment. Current transactions are generally limited to real time, on-line transactions in the out-patient environment.

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

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of Transax Limited's issued and outstanding, (the "Initial Shares"), with an option to purchase the remaining 55 shares of Transax Limited, (the "Option"); and (ii) the Buyer agreed to pay us an aggregate purchase price of $3,200,000 for the Initial Shares. A total of $937,700 was received through December 31, 2008. We did not receive any proceeds during the six months ended June 30, 2009. The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses. For the six months ended June 30, 2009, we received $15,000 of such reimbursement, and a total of $0 of reimbursement was received during the six months ended June 30, 2008.

The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer is default on its payments of principal and interest. At June 30, 2009, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at June 30, 2009 and December 31, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer or when the Company invalidates the Agreement due to breach of contract. At June 30, 2009 and December 31, 2008, the deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited ...................   $ 3,200,000
Less: note receivable balance ...................................    (2,262,300)
                                                                    -----------
Deferred gain on sale of non-controlling interest in subsidiary .   $   937,700
                                                                    ===========

As of the date of this quarterly report, the Buyer is in default by $2,262,500 in periodic payments. We are currently in discussions with the buyer and plan to conclude any renegotiation of contract terms on or about December 31, 2009.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, the change in fair value of our derivatives, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by the comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on our consolidated financial statements.

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

On October 10, 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company's consolidated financial.

In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset's highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 08-7 did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 141 (R), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," or FSP SFAS 141 (R). FSP SFAS 141 (R) amends and clarifies SFAS 141, "Business Combinations," with regard to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5, "Accounting for Contingencies", if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141 (R). FSP SFAS 141 (R) is effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141 (R) did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS. 157-4 did not have a material impact on our consolidated financial statements..

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if we have the intent to sell the debt security or, more likely than not, will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt this FSP early only if it also elects to adopt FSP 157-4, 115-2 and 124-2 early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material effect on our consolidated financial statements.

Effective June 30, 2009, we adopted FASB Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"), which was issued by the FASB in May 2009 with required adoption for interim or annual periods ending after June 15, 2009. SFAS 165 establishes standards for accounting and disclosure for events occurring after the balance sheet date but before financial statements are issued. It defines the period after the balance sheet date during which events or transactions should be evaluated for potential recognition or disclosure, and it provides guidance on recognition and disclosure of actual transactions or events occurring after the balance sheet date. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparing financial statements in conformity with generally accepted accounting principles in the United States. Once effective, all guidance in the Codification will carry the same level of authority, and all future changes or additions to U.S. generally accepted accounting principles will be issued as Accounting Standards Updates. SFAS 168 does not make any changes to existing accounting guidance that will impact the Company's accounting and financial reporting. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will begin applying the guidance in our financial statements beginning with the interim period ending September 30, 2009.

CONSOLIDATED STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

                                                          2009          2008
                                                      -----------   -----------
REVENUES ...........................................  $ 2,046,023   $ 3,211,956
                                                      -----------   -----------

OPERATING EXPENSES
  Cost of product support services .................      924,824     1,099,645
  Compensation and related benefits ................      783,506       810,676
  Professional fees ................................       40,621        77,499
  Management and consulting fees - related  parties       135,019       154,441
  Depreciation and amortization ....................      157,717       173,419
  General and administrative .......................      565,507       872,458
                                                      -----------   -----------
TOTAL OPERATING EXPENSES ...........................    2,607,194     3,188,138
                                                      -----------   -----------

INCOME (LOSS) FROM OPERATIONS ......................     (561,171)       23,818
                                                      -----------   -----------

OTHER INCOME (EXPENSES)
  Foreign exchange loss ............................       (5,221)      (12,317)
  (Loss) gain from derivative liabilities ..........   (2,609,857)      211,642
  Interest expense .................................     (528,143)     (263,568)
  Interest expense - related party .................      (17,423)      (23,025)
                                                      -----------   -----------
                                                       (3,160,644)      (87,268)
                                                      -----------   -----------

LOSS BEFORE INCOME TAXES ...........................   (3,721,815)      (63,450)

PROVISION FOR INCOME TAXES .........................            -       (98,134)
                                                      -----------   -----------

NET LOSS ...........................................   (3,721,815)     (161,584)

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain      (103,922)      244,452
                                                      -----------   -----------

COMPREHENSIVE (LOSS) INCOME ........................  $(3,825,737)  $    82,868
                                                      -----------   -----------

Our net loss for the six months ended June 30, 2009 was $3,721,815 compared to net loss of $161,584 for the six months ended June 30, 2008 (an increase of $3,560,231 or 2,203.3%).

During the six months ended June 30, 2009, we generated $2,046,023 in revenues compared to $3,211,956 in revenues generated during the six-months ended June 30, 2008 (a decrease of $1,165,933 or 36.3%). The significant decrease in revenues is due to the loss of a major customer, Bradesco. The decrease in revenues from the loss of Bradesco was approximately $1,568,000 and was offset by an increase of revenues from new customers of approximately $402,000 and increased revenues from existing customers. We continue the installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed approximately 4,000,000 "real time" transactions for the six months ended June 30, 2009, of which 1,350,000 were from POS terminals, 450,000 from PC and PC servers, 1,800,000 were via our proprietary WEB solution, and 400,000 from our Interactive Voice Response solution. We undertook approximately 4,300,000 "real time" transactions during the six months ended June 30, 2008, of which 2,500,000 were from POS terminals, 1,100,000 from PC servers, 450,000 from Interactive Voice Response and 250,000 from our proprietary WEB solution. The decrease in transaction volume for the six months ended June 30, 2009 compared with the six months ended June 30, 2008 was due to the non renewal of the Bradesco contract commencing January 1, 2009 being partially offset by new transactions from recently signed contracts and continued roll out of established contracts during the six months ended June 30, 2009.

During the six months ended June 30, 2009, we incurred operating expenses in the aggregate amount of $2,607,194 compared to $3,188,138 incurred during the six months ended June 30, 2008 (a decrease of $580,944 or 18.2%). The decrease in operating expenses incurred during the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 resulted from: (i) a decrease of $174,821 or 15.9% in cost of product support services resulting from the decrease in revenues; (ii) a decrease of $27,170 or 3.4 % in compensation and related benefits; (iii) a decrease of $36,878 or 47.6% based on a decrease in the amount of professional fees incurred; (iv) a decrease of $19,422 or 12.6% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations;
(v) a decrease of $15,702 or 9.1% in depreciation and amortization; and (vi) a decrease of $306,951 or 35.2% in general and administrative expenses primarily resulting from a decrease in operating costs associated with our decreased business revenues in 2009.

We reported a loss from operations of $(561,171) during the six months ended June 30, 2009 as compared to income from operations of $23,818 during the six months ended June 30, 2008 due to the factors previously discussed.

During the six-month period ended June 30, 2009, we incurred other expense of $3,160,644, compared to other expense of $87,268 during the six-month period ended June 30, 2008 (an increase of $3,073,376 or 3,521.8%). The variance change during for six-month period ended June 30, 2009, compared to the six-month period ended June 30, 2008 resulted primarily from the six-month period change in the fair value of the Company's derivative liabilities positions of $2,609,857 loss in 2009, as compared to 2008 ($211,642 gain). This change is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as derivative instruments.

For the six-month period ended June 30, 2009, our loss before income taxes was $3,721,815 compared to loss before taxes of $63,450 for the six-month period ended June 30, 2008. During the six-month period ended June 30, 2009, we did not record any tax provision for Brazilian income taxes (2008: $98,134), resulting in a net loss of $3,721,815 compared to net loss of $161,584.

During the six-month period ended June 30, 2009, we recorded a deemed and cumulative preferred stock dividend of $50,440 compared to $51,920 during the six-month period ended June 30, 2008, which related to our cumulative dividends on the Series A Preferred Stock.

We reported net loss allocable to common shareholders of $3,772,255 during the six-month period ended June 30, 2009 as compared to net loss allocable to common shareholders of $213,504 during the six-month period ended June 30, 2008. This translates to an overall loss per-share available to shareholders of $0.07 and $0.01 for each of the six-month periods ended June 30, 2009 and 2008, respectively.

During the six-month period ended June 30, 2009 and 2008, we recorded an unrealized foreign currency translation loss of $103,922 compared to a gain of $244,452, respectively. This resulted in comprehensive loss for the six months ended June 30, 2009 of $3,825,737 compared to comprehensive income of $82,868 for the six months ended June 30, 2008.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

                                                      For the Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                         2009          2008
                                                      -----------   -----------
REVENUES ...........................................  $ 1,093,705   $ 1,730,992
                                                      -----------   -----------

OPERATING EXPENSES
  Cost of product support services .................      417,686       649,149
  Compensation and related benefits ................      452,642       417,089
  Professional fees ................................       17,360        26,005
  Management and consulting fees - related parties .       69,760        79,460
  Depreciation and amortization ....................       84,948        81,616
  General and administrative .......................      295,297       579,234
                                                      -----------   -----------
TOTAL OPERATING EXPENSES ...........................    1,337,693     1,832,553
                                                      -----------   -----------

LOSS FROM OPERATIONS ...............................     (243,988)     (101,561)
                                                      -----------   -----------

OTHER (EXPENSES) INCOME
  Foreign exchange gain (loss)
                                                          (15,445)            -
  Gain from derivative liabilities .................   (2,738,009)     (527,543)
  Interest expense .................................     (436,162)     (165,232)
  Interest expense -related party ..................       (8,984)       (8,977)
                                                      -----------   -----------
                                                       (3,198,600)     (701,752)
                                                      -----------   -----------

LOSS BEFORE INCOME TAXES ...........................   (3,442,588)     (803,313)

PROVISION FOR INCOME TAXES .........................            -       (98,134)
                                                      -----------   -----------

NET LOSS ...........................................   (3,442,588)     (901,447)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation gain (loss)
                                                         (189,291)      304,987
                                                      -----------   -----------

COMPREHENSIVE LOSS .................................  $(3,631,879)  $  (596,460)
                                                      -----------   -----------

Our net loss for the three months ended June 30, 2009 was $3,442,588 compared to net loss of $901,447 for the three months ended June 30, 2008 (an increase of $2,541,141 or 281.9%).

For the three months ended June 30, 2009, we generated $1,093,705 in revenues compared to $1,730,992 in revenues generated for the three months ended June 30, 2008 (a decrease of $637,287 or 36.8%). The significant decrease in revenues is principally due to the loss of a major customer, Bradesco.

For the three months ended June 30, 2009, we incurred operating expenses in the aggregate amount of $1,337,693 compared to $1,832,553 incurred for the three months ended June 30, 2008 (a decrease of $494,860 or 27.0%). The decrease in operating expenses incurred during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 resulted from: (i) a decrease of $231,463 or 35.7% in cost of product support services; (ii) an increase of $35,553 or 8.5% in compensation and related benefits associated with an increase in compensation for our TDS operations; (iii) a decrease of $8,645 or 33.2% based on a decrease in the amount of professional fees incurred; (iv) a decrease of $9,700 or 12.2% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) an increase of $3,332 or 4.1% in depreciation and amortization; and (vi) a decrease of $283,937 or 49.0% in general and administrative expenses primarily resulting from management's efforts to implement certain cost cutting measures.

We reported a loss from operations of $243,988 for the three months ended June 30, 2009 as compared to a loss from operations of $101,561 for the three months ended June 30, 2008 (an increase of $142,427 or 140.2%).

For the three months ended June 30, 2009, we recorded other expenses of $3,198,600, compared to other expenses of $701,752 during the three months ended June 30, 2008 (an increase of $2,496,848 or 355.8%). The variance for the three months ended June 30, 2009, compared to the three months ended June 30, 2008 resulted primarily from the change in the fair value of the Company's derivative liabilities which was a loss of $2,738,009 in 2009, as compared to a loss in 2008 of $527,543. This change is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as derivative instruments.

For the three months ended June 30, 2009, our net loss was $3,442,588 compared to net loss $901,447 for the three months ended June 30, 2008.

For the three months ended June 30, 2009, we recognized a cumulative preferred stock dividend of $25,220 compared to $25,498 for the three months ended June 30, 2008, which is related to our Series A Preferred Stock.

We reported a net loss allocable to common shareholders of $3,467,808 for the three months ended June 30, 2009 as compared to net loss allocable to common shareholders of $926,945 for the three months ended June 30, 2008. This translates to a basic net income (loss) per common share of $(0.06) and $(0.02) and diluted net income (loss) per common share $(0.06) and $(0.02) for the three months ended June 30, 2009 and 2008, respectively.

We recorded an unrealized foreign currency translation gain (loss) of ($189,291) and $304,987 for the three months ended June 30, 2009 and 2008, respectively. This resulted in comprehensive net loss during the three months ended June 30, 2009 of $3,631,879 compared to $596,460 during the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our current assets were $778,855 and our current liabilities were $9,448,201, which resulted in a working capital deficit of $(8,669,346). As of June 30, 2009, our total assets were $1,659,595 consisting of: (i) $15,631 in cash; (ii) $417,674 in accounts receivable; (iii) $345,550 in prepaid expenses and other current assets; (iv) $82,264 in net software development costs; and (v) $798,476 in net property and equipment. As at June 30, 2009, our total assets were $1,659,595 compared to $1,284,033 at December 31, 2008.

As of June 30, 2009, our total liabilities were $9,655,543 consisting of: (i) $3,207,169 in long-term and current portion of accounts payable and accrued expenses; (ii) $433,507 due to related parties; (iii) $270,093 in convertible loan to related party; (iv) $353,448 in loan payable to related party; (v) $836,753 in current portion of loans payable; (vi) $5,978 in warrant liability;
(vii) $3,610,472 in convertible feature liability; (viii) current portion of capital lease obligations of $423 and (ix) $937,700 in deferred gain on sale of non-controlling interest in subsidiary. As at June 30, 2009, our total liabilities were $9,655,543 compared to $5,458,442 at December 31, 2008. Stockholders' deficit increased from ($4,174,409) at December 31, 2008 to ($7,995,948) at June 30, 2009.

For the six months ended June 30, 2009, net cash flow provided by operating activities was $128,318 compared to net cash used in operating activities of ($549,879) for the six months ended June 30, 2008. For the six months ended June 30, 2009, net cash flows provided by operating activities is principally due to our net loss of $(3,721,815) adjusted for non-cash items of $2,838,263 such as a loss from derivative liabilities of $2,609,857, depreciation and amortization of $157,553,the amortization of software maintenance costs of $65,632, and a foreign currency loss of $5,221, and a decrease in accounts receivable of $27,251, an increase in accounts payable and accrued expenses of $846,997, an increase in accrued interest payable-related party of $17,423 and an increase in due to related parties of $130,381, offset by a decrease in prepaid expense and other current assets of $10,182. For the six months ended June 30, 2008, net cash flows used in operating activities is principally due to our net loss of $(161,584) adjusted for non-cash items of $38,216 such as the depreciation and amortization of $173,419, the amortization of software maintenance costs of $96,439, the deposit on sale of non-controlling interest applied to professional fees of $(20,000) and a gain from derivative liabilities of $(211,642) and an increase in accounts receivable of $137,786, an increase in prepaid expenses and other current assets of $128,522, a decrease in accounts payable and accrued expenses of $45,696, a decrease in due to related parties of $94,603, a decrease in accounts payable and accrued expenses-long-term of $57,437 offset by a decrease in other assets of $2,190 and an increase in accrued interest payable, related parties of $35,343.

Net cash flows used in investing activities amounted to $146,907 for the six months ended June 30, 2009 as compared to net cash provided by investing activities of $772,568 for the six months ended June 30, 2008. During the six months ended June 30, 2009, we used cash for the acquisition of property and equipment of $146,907. During the six months ended June 30, 2008, we received proceeds of $978,607 from the sale of a non-controlling interest ownership offset by the acquisition of property and equipment of $206,039.

Net cash flows provided by financing activities for six months ended June 30, 2009 were $298 as compared to net cash flows used in financing activities of $9,791 for six months ended June 30, 2008. For the six months ended June 30, 2009, cash flow provided by in financing activities was attributable to $36,952 in proceeds from loans and $35,000 in proceeds from loans-related party offset by the payment of capital lease obligations of $71,654. During the six months ended June 30, 2008, net cash used in financing activities is primarily caused by the repayment of convertible debt of $225,000 offset by the proceeds from loans of $215,209.

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

During the six months ended June 30, 2009, we issued 5,033,333 shares of our common stock to YA Global in connection with the conversion of 50 shares of Series A Preferred Stock.

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

We believe that we can satisfy our cash requirements for the next twelve (12) months based on our ability to consummate the sale of Transax Limited's subsidiary, Medlink Connectividade, and to enter into additional financing arrangements as necessary. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A material liability for us at June 30, 2009 is the aggregate principal amount of $175,000 and $95,093 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of June 30, 2009, an aggregate principal amount of $175,000 and interest in the amount of $95,093 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are under re-negotiation with the lender. On August 5, 2009, we entered into a settlement agreement with Carlingford Investments Limited, ("Carlingford"), regarding the settlement of an aggregate amount of $60,000 of principal and $89,857 of interest payable due and owing to Carlingford by issuing 30,000,0000 common shares.

LOAN - RELATED PARTY

A material liability for us at June 30, 2009 is the aggregate amount of $353,448 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month and are currently due on demand. For the six months ended June 30, 2009 and 2008, we incurred $12,794 and $12,554, respectively, in interest related to these loans. At June 30, 2009 and December 31, 2008, $76,896 and $64,102 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $353,448 and $306,218, respectively. During the six months ended June 30, 2009, we borrowed $35,000 which was used for working capital purposes.

CONSULTING AGREEMENT

A material liability for us at June 30, 2009 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the six months ended June 30, 2009 and 2008, we incurred $106,079 and $109,251, respectively, in management fees. At June 30, 2009 and December 31, 2008, $386,087 and $274,646 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A material estimated liability for us for fiscal year 2009 and 2008 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At June 30, 2009 and December 31, 2008, these deficiencies, plus interest and penalties, amounted to approximately $2,132,000 and $1,180,000, respectively.

We have entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of time. At June 30, 2009, approximately $2,126,000 of our INSS and other taxes are to be repaid within a 12 month period. At June 30, 2009, the future payments due to the Brazilian authorities are as follows:
(i) 2009 - $2,126,000; (ii) 2010 - $5,800.

MEDLINK CONNECTIVIDADE LOAN PAYABLE AND OTHER LOANS PAYABLE

At June 30, 2009, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil. The Brazil loans require monthly installment payments, bear interest at rates ranging from 28% to 42% per annum, are secured by certain receivables of Medlink Connectividade, and are due through October 2009. As of June 30, 2009 and December 31, 2008, the loans payable to these financial institutions and others aggregated $836,753 and $663,854, respectively.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of June 30, 2009, and (iv) a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness. Therefore, the Company's internal control over financial reporting were effective as of June 30, 2009.

We have begun preparing to be in compliance with the internal control obligations, including Section 404, in 2009. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil's accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, the majority of our internal accounting staff, on a consolidated basis, is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

   o We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in Brazil, we were not able to hire sufficient internal audit resources before June 30, 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these significant deficiencies in our internal control over financial reporting, there is a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected. Accordingly, our internal control over

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding breach of contract and two labor law suits involving employees for unfair dismissal claims. At June 30, 2009 and December 31, 2008, we have accrued approximately $180,900 and $151,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2009 and up to the date of this Quarterly Report, we have issued to YA Global Investments an aggregate of 5,033,333 shares of our common stock upon conversion of the Series A preferred stock.

On August 6, 2009, the Company and Carlingford Investments entered into a settlement agreement dated August 5, 2009, (the "Carlingford Settlement Agreement"), regarding the settlement of an aggregate amount of $60,000 due and owing to Carlingford by the Company relating to prior cash advances in the principal amount of $175,000 and accrued interest thereon in the amount of $89,857 (the "Debt"). Pursuant to the terms and provisions of the Carlingford Settlement Agreement: (i) we agreed to partially settle $60,000 of the Debt by issuing to Carlingford an aggregate of 30,000,000 shares of its restricted Common Stock at the rate of $0.002 per share (which amount is based upon the weighted average close price of $0.002 of the Company's shares of Common Stock traded on the OTC Bulletin Board between July 10, 2009 and August 4, 2009).

The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act. Each person to whom the shares were issued acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend. No brokerage fees were paid in connection with any of these stock issuances.

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


                                        TRANSAX INTERNATIONAL LIMITED

Dated: August 19, 2009                  By: /s/ STEPHEN WALTERS
                                        -----------------------
                                        Stephen Walters, President/Chief
                                        Executive Officer and Director

Dated: August 19, 2009                  By: /s/ ADAM WASSERMAN
                                        ----------------------
                                        Adam Wasserman, Chief Financial Officer