Form 10-Q
period 2009-09-30
TRANSAX INTERNATIONAL LTD
filed 2009-11-24
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended September 30, 2009

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 87,402,089 shares of common stock are issued and outstanding as of November 20, 2009.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2009

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
           Consolidated Balance Sheets -
             As of September 30, 2009 (Unaudited) and December 31, 2008 ....   3
           Consolidated Statements of Operations -
             For the Three and Nine Months Ended September 30, 2009 and
             2008 (unaudited) ..............................................   4
           Consolidated Statements of Cash Flows -
             For the Nine Months Ended September 30, 2009 and 2008
             (unaudited) ...................................................   5
           Notes to Unaudited Consolidated Financial Statements ............   6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. ......................................  24
Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  35
Item 4   Controls and Procedures. ..........................................  35
                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  37
Item 1A. Risk Factors. .....................................................  37
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  37
Item 3.  Defaults Upon Senior Securities. ..................................  37
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  37
Item 5.  Other Information. ................................................  37
Item 6.  Exhibits. .........................................................  37

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

                                TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                      2009           2008
                                                                                  ------------   ------------
                                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................................  $     40,254   $     25,676
  Accounts receivable, net .....................................................       428,407        374,539
  Prepaid expenses and other current assets ....................................       329,375        279,080
                                                                                  ------------   ------------

     TOTAL CURRENT ASSETS ......................................................       798,036        679,295

SOFTWARE DEVELOPMENT COSTS, net ................................................        56,169        147,896
PROPERTY AND EQUIPMENT, net ....................................................       821,019        456,842
                                                                                  ------------   ------------

     TOTAL ASSETS ..............................................................  $  1,675,224   $  1,284,033
                                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable .............................................  $    848,373   $    663,854
  Current portion of capital lease obligations .................................             -         30,943
  Accounts payable and accrued expenses ........................................     3,534,782      1,748,187
  Deferred gain on sale of minority interest in subsidiary .....................       937,700        937,700
  Due to related parties .......................................................       499,995        303,126
  Warrant liability ............................................................         6,113          3,321
  Convertible feature liability ................................................     1,193,551      1,007,472
  Loans payable - related party ................................................       399,709        306,218
  Convertible loan - related party .............................................       215,386        259,679
                                                                                  ------------   ------------

     TOTAL CURRENT LIABILITIES .................................................     7,635,609      5,260,500

LOANS PAYABLE, NET OF CURRENT PORTION ..........................................       118,764              -
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION ...............................             -         37,102
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION ..................       218,955        160,840
                                                                                  ------------   ------------

     TOTAL LIABILITIES .........................................................     7,973,328      5,458,442
                                                                                  ------------   ------------

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
   14,410 and 14,460 shares issued and outstanding at September 30, 2009 and
   December 31, 2008, respectively; liquidation preference $1,441,000 at
   September 30, 2009 ..........................................................     1,325,039      1,330,039
  Common stock $.00001 par value; 100,000,000 shares authorized;
   87,402,089 and 52,368,756 shares issued and outstanding at September 30, 2009
   and December 31, 2008, respectively .........................................           874            524
  Paid-in capital ..............................................................     8,474,832      8,405,984
  Accumulated deficit ..........................................................   (16,350,071)   (14,410,077)
  Accumulated other comprehensive income .......................................       251,222        499,121
                                                                                  ------------   ------------

     TOTAL STOCKHOLDERS' DEFICIT ...............................................    (6,298,104)    (4,174,409)
                                                                                  ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...............................  $  1,675,224   $  1,284,033
                                                                                  ============   ============

            The accompanying notes are an integral part of these consolidated financial statements

                                                       3

                                     TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                            FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                          -----------------------------   -----------------------------
                                                               2009            2008            2009            2008
                                                          -------------   -------------   -------------   -------------
REVENUES ...............................................  $   1,155,060   $   1,774,551   $   3,201,083   $   4,986,507
                                                          -------------   -------------   -------------   -------------

OPERATING EXPENSES:
  Cost of product support services .....................        604,619         738,657       1,529,443       1,838,302
  Compensation and related benefits ....................        452,958         442,008       1,236,464       1,252,684
  Professional fees ....................................         10,785          16,687          51,406          94,186
  Management and consulting fees - related parties .....         64,085          74,985         199,104         229,426
  Investor relations ...................................              -           1,000               -           1,000
  Depreciation and amortization ........................        149,156          87,593         306,873         261,012
  General and administrative ...........................        322,151         504,664         887,658       1,377,122
                                                          -------------   -------------   -------------   -------------

     TOTAL OPERATING EXPENSES ..........................      1,603,754       1,865,594       4,210,948       5,053,732
                                                          -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS ...................................       (448,694)        (91,043)     (1,009,865)        (67,225)
                                                          -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSES):
  Foreign currency exchange gain (loss) ................         (8,207)         15,536         (13,428)          3,219
  Gain (loss) from derivative liabilities ..............      2,416,786          97,524        (193,071)        309,166
  Interest expense,net .................................       (164,717)         24,956        (692,860)       (238,612)
  Interest expense - related party .....................        (13,347)         (8,379)        (30,770)        (31,404)
                                                          -------------   -------------   -------------   -------------

     TOTAL OTHER INCOME (EXPENSES) .....................      2,230,515         129,637        (930,129)         42,369
                                                          -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES ......................      1,781,821          38,594      (1,939,994)        (24,856)

PROVISION FOR INCOME TAXES .............................              -          (3,852)              -        (101,986)
                                                          -------------   -------------   -------------   -------------

NET INCOME (LOSS) ......................................      1,781,821          34,742      (1,939,994)       (126,842)

CUMULATIVE PREFERRED STOCK DIVIDENDS ...................        (25,220)        (25,556)        (75,660)        (77,476)
                                                          -------------   -------------   -------------   -------------

NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS .....  $   1,756,601   $       9,186   $  (2,015,654)  $    (204,318)
                                                          =============   =============   =============   =============

COMPREHENSIVE INCOME (LOSS):
  NET INCOME (LOSS) ....................................  $   1,781,821   $      34,742   $  (1,939,994)  $    (126,842)

  OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized foreign currency translation gain (loss)       (143,977)        274,278        (247,899)        518,730
                                                          -------------   -------------   -------------   -------------

  COMPREHENSIVE INCOME (LOSS) ..........................  $   1,637,844   $     309,020   $  (2,187,893)  $     391,888
                                                          =============   =============   =============   =============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC ................................................  $        0.02   $           -   $       (0.03)  $           -
                                                          =============   =============   =============   =============
  DILUTED ..............................................  $        0.02   $           -   $       (0.03)  $           -
                                                          =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC ................................................     75,336,872      46,534,216      62,221,015      41,690,594
                                                          =============   =============   =============   =============
  DILUTED ..............................................    100,000,000     100,000,000      62,221,015      41,690,594
                                                          =============   =============   =============   =============

                 The accompanying notes are an integral part of these consolidated financial statements

                                                            4

                           TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                             FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                         -------------------------
                                                                             2009          2008
                                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................  $(1,939,994)  $  (126,842)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization ....................................      306,873       261,012
     Amortization of software maintenance costs .......................       91,727       158,197
     Deposit on sale of minority interest  applied to professional fees            -       (20,000)
     Loss (gain) from derivative liabilities ..........................      193,071      (309,166)
     Foreign currency exchange gain ...................................       13,428             -
Changes in assets and liabilities:
     Accounts receivable ..............................................       54,163      (237,078)
     Prepaid expenses and other current assets ........................       31,609      (111,853)
     Other assets .....................................................            -         2,190
     Accounts payable and accrued expenses ............................    1,170,789       (58,861)
     Accrued interest payable, related party ..........................       30,770        28,186
     Due to related parties ...........................................      196,869      (100,936)
     Accounts payable and accrued expenses  - long-term ...............        6,411       (79,437)
                                                                         -----------   -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................      155,716      (594,588)
                                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of minority interest .............................            -       937,700
  Acquisition of property and equipment ...............................     (216,780)     (497,924)
                                                                         -----------   -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................     (216,780)      439,776
                                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans .................................................       80,252        84,200
  Proceeds from loans payable - related party .........................       65,000             -
  Repayment of convertible debt .......................................            -      (225,000)
  Payment of  capital lease obligations ...............................      (75,855)            -
                                                                         -----------   -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...................       69,397      (140,800)
                                                                         -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................        6,245       280,464
                                                                         -----------   -----------

NET INCREASE (DECREASE) IN CASH .......................................       14,578       (15,148)

CASH, BEGINNING OF YEAR ...............................................       25,676       175,938
                                                                         -----------   -----------

CASH, END OF PERIOD ...................................................  $    40,254   $   160,790
                                                                         ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ..............................................  $   346,752   $   234,448
                                                                         ===========   ===========
  Cash paid for income taxes ..........................................  $         -   $         -
                                                                         ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock converted to common stock ..................  $     5,000   $    81,300
                                                                         ===========   ===========
  Derivative liability reclassified to equity upon conversion .........  $     4,200   $   300,693
                                                                         ===========   ===========
  Issuance of common stock for accrued interest - related party .......  $    60,000   $         -
                                                                         ===========   ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                                 5

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant estimates include the allowance for doubtful accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, and the assumptions used to calculate stock-based compensation and derivative liabilities.

Fair Value of Financial Instruments

The Company classifies the inputs used in measuring fair value as follows:

      Level 1- inputs which include quoted prices in active markets for identical assets or liabilities;

      Level 2 - inputs which include observable inputs other than Level 1 inputs such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data for the full term of the asset or liability; and

      Level 3 - inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses Level 3 inputs to value its derivative liabilities.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The following table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of September 30, 2009.

    Liabilities:
    Balance of derivative liabilities as of January 1, 2009 ....  $ 1,010,793
    Reclassification of derivative liabilities to paid-in
      capital upon conversion ..................................       (4,200)
    Increase in fair value of derivative liabilities (a) .......      193,071
                                                                  -----------
    Balance of derivative liabilities as of September 30, 2009 .  $ 1,199,664
                                                                  ===========

   (a) The Company calculates the fair value of the conversion features on the convertible preferred stock and warrants on a quarterly basis, as these conversion features on the convertible preferred stock and warrants have been treated as a derivative liability since their initial issuance dates (See Note 7).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2009 and December 31, 2008.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2009 and December 31, 3008, the Company's allowance for doubtful accounts was $0.

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

The Company's revenues from two major customers for the nine months ended September 30, 2009 accounted for approximately 75.4% or $2,412,000 of the revenues. For the nine months ended September 30, 2009, these two major customers accounted for 61.9% and 13.5% of revenues, respectively. At September 30, 2009, these two major customers accounted for 62.9% and 12.9%, respectively, of the total accounts receivable balance outstanding. The Company's revenues from these two major customers for the nine months ended September 30, 2008 accounted for approximately 79.9% or $3,981,700 of the revenues. For the nine months ended September 30, 2008, these two major customers accounted for 40.8% and 39.1% of revenues, respectively. At September 30, 2008, these same two major customers accounted for 33.2% and 38.3%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2009, bank deposits in the United States did not exceed federally insured limits. At September 30, 2009, the Company had deposits of $38,842 in banks in Brazil which may not be insured. Historically, we have not experienced any losses on our deposits of cash.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2009 and 2008.

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

The Company has adopted the accounting standard related to the accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Management believes its exposure to uncertain tax positions as of September 30, 2009 is deemed immaterial. The Company's tax returns for the years 2006 and beyond are subject to audit.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real ("R$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2009 and 2008 was $6,245 and $280,464, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset and liability accounts at September 30, 2009 and December 31, 2008 were translated at 1.7781 R$ to $1.00 and at 2.337 R$ to $1.00, respectively. Equity accounts are translated at their historical rate. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars and are included in determining net earnings.

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

Accounting for Conversion Features and Warrants issued with Preferred Stock

In 2006, the Company issued 16,000 shares of convertible Series A preferred stock, (see Note 7), which contained an Embedded Conversion Feature, ("ECF"), and warrants to purchase common stock. In accordance with the accounting standards related to accounting for derivative instruments and hedging activities, it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all of the three criteria: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered "conventional". Conventional convertible debt is defined as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. Management determined that the Series A convertible preferred stock was not conventional as defined.

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at September 30, 2009 and December 31, 2008.

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

                                                              Three Months Ended             Nine Months ended
                                                                September 30,                  September 30,
                                                         ---------------------------   -----------------------------
                                                             2009           2008            2009            2008
                                                         ------------   ------------   -------------    ------------
Net income (loss) allocable to common shareholders for
  basic and diluted earnings per common share ........   $  1,756,601   $      9,186   $  (2,015,654)   $   (204,318)
                                                         ============   ============   =============    ============

Weighted average common shares outstanding - basic ...     75,336,872     46,534,216      62,221,015      41,690,594
  Effect of dilutive securities:
    Convertible debt .................................              -              -               -               -
    Series A convertible preferred stock .............     24,663,128     53,465,784               -               -
                                                         ------------   ------------   -------------    ------------

Weighted average common shares outstanding - diluted *    100,000,000    100,000,000      62,221,015      41,690,594
                                                         ============   ============   =============    ============
Earnings (loss) per common share - basic .............   $       0.02   $          -   $       (0.03)   $          -
                                                         ============   ============   =============    ============
Earnings (loss) per common share - diluted ...........   $       0.02   $          -   $       (0.03)   $          -
                                                         ============   ============   =============    ============

* The Company's authorized number of shares of common stock is limited to 100,000,000 common shares

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

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

                                     Three Months Ended          Nine Months ended
                                        September 30,               September 30,
                                 -------------------------   -------------------------
                                     2009          2008          2009          2008
                                 -----------   -----------   -----------   -----------
Stock options ................     2,375,000     2,375,000     2,375,000     2,375,000
Stock warrants ...............     5,000,000     7,402,500     5,000,000     7,402,500
Convertible debt-related party     1,400,000     1,400,000     1,400,000     1,400,000
Convertible preferred stock ..   600,416,667   853,856,716   600,416,667   907,312,500
                                 -----------   -----------   -----------   -----------

Total ........................   609,191,667   865,034,216   609,191,667   918,490,000
                                 ===========   ===========   ===========   ===========

These common stock equivalents may be dilutive in the future. However, the Company's authorized number of shares of common stock is limited to 100,000,000 common shares

Stock Based Compensation

Stock based compensation is accounted for based on the requirements of the share-based payment topic 718 of the Financial Accounting Standards Board, ("FASB"), Accounting Standards Codification. This FASB Accounting Standards Codification requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). The FASB Accounting Standards also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Advertising

Advertising costs are expensed when incurred. For the three and nine months ended September 30, 2009 and 2008, advertising expense was immaterial.

Comprehensive Income

The Company follows the accounting standards related to reporting comprehensive income to recognize the elements of comprehensive income. Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the three and nine months ended September 30, 2009 and 2008, research and development costs were immaterial.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105) which establishes the FASB Accounting Standards Codification ("the Codification" or "ASC") as the official single source of authoritative U.S. generally accepted accounting principles ("GAAP"). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission ("SEC") guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASU") which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009. The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 23, 2009. During this period no material subsequent events came to our attention.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements." This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements." This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $16,350,071, and has a stockholders' deficit of $6,298,104 and a working capital deficit of $6,837,573 at September 30, 2009. Since inception, the Company has funded operations through short-term borrowings and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks. Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2009 and December 31, 2008, these deficiencies (including interest and penalties) amounted to approximately $2,588,000 and $1,180,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheets. Additionally, the Company had sold 45% of its operating subsidiary and the Buyer had an option to acquire the remaining 55%. However, the Buyer has defaulted on payments and the Company is renegotiating with the Buyer and its assignee to restructure the contract.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 2 - GOING CONCERN (CONTINUED)

At September 30, 2009, the Company cannot determine the outcome of these negotiations. If the negotiations are successful, the Company may sell the remaining 55% of its operating subsidiary, at which point the Company will have no continuing operations. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

                                               2009           2008
                                           -----------    -----------
          Computer Equipment ...........   $ 1,682,346    $ 1,251,416
          Software .....................       826,963        379,107
          Office Furniture and Equipment        23,164         18,045
          Vehicle ......................        77,627         59,050
          Other ........................        21,286         17,142
                                           -----------    -----------
                                             2,631,386      1,724,760
          Accumulated Depreciation .....    (1,810,367)    (1,267,918)
                                           -----------    -----------
                                               821,019    $   456,842
                                           ===========    ===========

For the nine months ended September 30, 2009 and 2008, depreciation expense amounted to $306,873 and $261,012 respectively.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Pursuant to accounting standards related to accounting for the costs of computer software to be sold, leased or otherwise marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Capitalized software development costs consisted of the following at September 30, 2009 and December 31, 2008:

                                                2009           2008
                                            -----------    -----------
         Software development costs .....   $   471,419    $   471,419
         Accumulated amortization .......      (415,250)      (323,523)
                                            -----------    -----------
                                            $    56,169    $   147,896
                                            ===========    ===========

For the nine months ended September 30, 2009 and 2008, amortization of development costs amounted to $91,727 and $158,197, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party

At September 30, 2009 and December 31, 2008, the Company had aggregate loans payable for $175,000 to Carlingford Investments Limited ("Carlingford"), a related party company whose officer is an officer of the Company. These loans are convertible into the Company's common stock at $0.125 per share (1,400,000 common shares). For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum computed at simple interest. At September 30, 2009 and December 31, 2008, interest due on these loans amounted to $40,386 and $84,679, respectively, and the aggregate principal amount due is $175,000. The Company and Carlingford entered into a settlement agreement dated August 5, 2009, regarding the settlement of an aggregate amount of $60,000 due and owing to Carlingford by the Company (see Note 7). During the nine months ended September 30, 2009 and 2008, the Company incurred $15,707 and $15,764, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

Due to Related Parties

For the nine months ended September 30, 2009 and 2008, the Company incurred $158,579 and $162,411 respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors approved compensation for this officer/director of $17,500 per month. At September 30, 2009 and December 31, 2008, $440,190 and $274,646 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand. For the nine months ended September 30, 2009 and 2008, the Company incurred $40,525 and $36,015, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations. At September 30, 2009 and December 31, 2008, $59,805 and $28,480 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

For the nine months ended September 30, 2009 and 2008, the Company incurred $0 and $25,000, respectively, in consulting fees to an officer of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. At September 30, 2009 and December 31, 2008, the Company did not have any amounts due to this officer.

Loans Payable - Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $167,808 and $162,116 at September 30, 2009 and December 31, 2008, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007 and during the nine months ended September 30, 2009, the Company borrowed $80,000 and $65,000 from this officer, respectively. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand. For the nine months ended September 30, 2009 and 2008, the Company incurred $22,798 and $15,640, respectively, in interest related to these loans. At September 30, 2009 and December 31, 2008, $86,901 and $64,102 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $399,709 and $306,218, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 6 - LOANS PAYABLE

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 28% to 42% per annum, are secured by certain receivables of Medlink Conectividade, and are due through October 2009. At September 30, 2009 and December 31, 2008, loans payable to these financial institutions aggregated $848,373 and $663,854, respectively.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred stock

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

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

The Company is required to record the fair value of the ECF and warrants as a liability. At September 30, 2009 and 2008, the Company revalued the ECF and warrants resulting in (loss) gains on derivative liability of $(193,071) and $309,166 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the estimated fair value of the ECF and warrants were liabilities of $1,193,551 and $6,113, respectively. At December 31, 2008, the estimated fair value of the ECF and warrants were liabilities of $1,007,472 and $3,321, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of September 30, 2009, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

         Dividend rate ...............          0%
         Term (in years) .............   .25 to 1.29 years
         Volatility ..................         251%
         Risk-free interest rate .....     0.14% - 0.40%

For the nine months ended September 30, 2009 and 2008, the related gain (loss) from derivative liabilities is as follows:

                                        Convertible    Preferred
                                          debt (a)       stock         Total
                                        -----------   -----------   -----------
                 2009
                 ----
Loss from change in fair value of
 derivative liabilities .............   $         -   $  (193,071)  $  (193,071)
                                        -----------   -----------   -----------

                 2008
                 ----
(Loss) gain from change in fair value
 of derivative liabilities ..........   $   (41,939)  $   351,105   $   309,166
                                        -----------   -----------   -----------

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

(a) At the end of each reporting period and through May 15, 2008, the Company revalued the convertible feature of derivative liabilities and the unexpired warrant relating to a previously outstanding convertible debt. For the nine months ended September 30, 2008, the Company recorded a loss on valuation of the derivative liability and warrants of $41,939. At May 15, 2008, pursuant to an agreement with the investor, the convertible debt was payable in cash. Accordingly, the remaining derivative liability at May 15, 2008 of $257,058 was reclassified to paid-in capital. Prior to December 31, 2008, all remaining debt was paid in full.

Common Stock
------------

On February 27, 2009, the Company issued 2,533,333 shares of its common stock upon conversion of 38 shares of Series A preferred stock.

On March 16, 2009, the Company issued 2,500,000 shares of its common stock upon conversion of 12 shares of Series A preferred stock.

On August 6, 2009, the Board of Directors of the Company, pursuant to unanimous written consent, authorized and approved the execution of a debt settlement agreement whereby the Company issued 30,000,0000 shares of its restricted stock in settlement of $60,000 of outstanding interest as discussed below.

The Company and Carlingford, a related party, entered into a settlement agreement dated August 5, 2009, (the "Carlingford Settlement Agreement"), regarding the settlement of an aggregate amount of $60,000 due and owing to Carlingford by the Company relating to cash advances in the principal amount of $175,000 and accrued interest thereon in the amount of $95,093 (the "Debt"). Pursuant to the terms and provisions of the Carlingford Settlement Agreement:
(i) the Company agreed to partially settle $60,000 of the accrued interest by issuing to Carlingford an aggregate of 30,000,000 shares of its restricted Common Stock at the rate of $0.002 per share (which amount is based upon the weighted average close price of $0.002 of the Company's shares of Common Stock traded on the OTC Bulletin Board between July 10, 2009 and August 4, 2009); and
(ii) Carlingford agreed to convert the accrued interest and accept the issuance of an aggregate of 30,000,000 shares of restricted Common Stock.

Stock Options
-------------

On November 28, 2004, the Company adopted the 2004 Incentive Stock Option Plan (the "Plan"). The Plan, as amended, provides options to be granted, exercisable for a maximum of 7,000,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee of the Board of Directors.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

A summary of the status of the Company's outstanding stock options as of September 30, 2009 and changes during the period ending on that date is as follows:

                                                        Nine Months Ended
                                                        September 30, 2009
                                                  ------------------------------
                                                   Number of    Weighted Average
                                                    Options      Exercise Price
                                                  ----------    ----------------
Stock options
-------------
Balance at beginning of the period .........       2,375,000         $ 0.14
Granted ....................................               -              -
Exercised ..................................               -              -
Forfeited ..................................               -              -
                                                  ----------         ------
Balance at end of the period ...............       2,375,000         $ 0.14
                                                  ==========         ======

Options exercisable at end of period .......       2,375,000         $ 0.14
                                                  ==========         ======

Weighted average fair value of options
 granted during the period .................                         $    -
                                                                     ======

The following table summarizes information about employee and consultant stock options outstanding at September 30, 2009:

                Options Outstanding                       Options Exercisable
----------------------------------------------------   -------------------------
                              Weighted
               Number         Average       Weighted        Number      Weighted
Range of Outstanding at Remaining Average Exercisable at Average Exercise September 30, Contractual Exercise September 30, Exercise
  Price         2009        Life (Years)      Price         2009         Price
--------   --------------   ------------   ---------   --------------   --------
$   0.20          425,000       0.25            0.20          425,000       0.20
$   0.15        1,350,000       1.00            0.15        1,350,000       0.15
$   0.06          600,000       3.15            0.06          600,000       0.06
           --------------                  ---------   --------------   --------
                2,375,000                  $    0.14        2,375,000   $   0.14
           ==============                  =========   ==============   ========

As of September 30, 2009 and December 31, 2008, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of September 30, 2009 and activities during the period then ended is as follows:

                                                     For the Nine Months Ended
                                                        September 30, 2009
                                                  ------------------------------
                                                   Number of    Weighted Average
                                                   Warrants      Exercise Price
                                                  ----------    ----------------
Warrants
--------
Balance at beginning of the period .........       7,402,500         $ 0.23
Granted ....................................               -              -
Exercised ..................................               -              -
Forfeited ..................................      (2,402,500)          0.20
                                                  ----------         ------
Balance at end of the period                       5,000,000         $ 0.25
                                                  ==========         ======

The following information applies to all warrants outstanding at September 30, 2009:

               Warrants Outstanding                      Warrants Exercisable
----------------------------------------------------   -------------------------
                             Weighted
                              Average       Weighted                    Weighted
Range of                     Remaining      Average                      Average
Exercise                     Contractual    Exercise                    Exercise
  Price        Shares       Life (Years)      Price       Shares         Price
--------   --------------   ------------   ---------   -------------   ---------
$   0.30        2,500,000       1.29            0.30       2,500,000        0.30
$   0.20        2,500,000       1.29            0.20       2,500,000        0.20
           --------------                  ---------   -------------   ---------
                5,000,000                  $    0.25       5,000,000   $    0.25
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

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000. Through December 31, 2008, the Company received proceeds towards the purchase price of $937,700. The Company did not receive any proceeds during the nine months ended September 30, 2009. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of the Initial Shares. As of the date of this report, the Buyer is in default on its payments of principal and interest. At September 30, 2009 and December 31, 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 8 - SALE OF NON-CONTROLLING INTEREST IN SUBSIDIARY (CONTINUED)

Accordingly, at September 30, 2009 and December 31, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and when all of the risks and other incidents of ownership have been passed to the buyer. At September 30, 2009 and December 31, 2008, deferred gain on sale of non-controlling interest consists of the following:

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

                                                      Nine Months ended
                                                        September 30,
                                                  -------------------------
                                                      2009         2008
                                                  -----------   -----------
      Revenues to unaffiliated customers:
              Brazil ..........................   $ 3,201,083   $ 4,986,507
                                                  -----------   -----------
      Operating Expenses:
              Brazil ..........................     3,927,657     4,626,386
              USA .............................       281,809       426,063
              Mauritius .......................         1,482         1,283
                                                  -----------   -----------
           Total Operating Expenses                 4,210,948     5,053,732
                                                  -----------   -----------
      (Loss) from operations  .................    (1,009,865)      (67,225)
                                                  -----------   -----------
      Other income (expenses) and income taxes:
              Brazil ..........................      (692,860)     (336,434)
              USA .............................      (237,269)      276,817
                                                  -----------   -----------
                                                     (930,129)      (59,617)
                                                  -----------   -----------

      Net loss as reported ....................   $(1,939,994)  $ (126,842)
                                                  -----------   -----------

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2009

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At September 30, 2009 and December 31, 2008, these deficiencies, plus interest and penalties, amounted to approximately $2,588,000 and $1,180,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. During years 2006 and 2005, the Company entered into a number of payment programs with the Brazilian authorities whereby the Social Security taxes due, plus applicable penalties and interests are to be repaid over a period of up to 60 months. However, there is no certainty that the Brazilian authorities will enter into similar plans in the future for the remaining non-negotiated balances due or any future taxes due. The current portion due, which is included in current liabilities, also includes amounts whose payment terms have not been negotiated with the Brazilian authorities.

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding breach of contract and two labor law suits involving employees for claims of unfair dismissal. At September 30, 2009 and December 31, 2008, the Company has accrued approximately $198,500 and $151,000, respectively, related to these lawsuits which are probable and estimable. The ultimate outcome of these claims is uncertain at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for the nine months ended September 30, 2009 and notes thereto contained elsewhere in this report.

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

CURRENT BUSINESS OPERATIONS

At the end of the nine month period ended September 30, 2009, we had twelve signed contracts with Healthcare Insurance companies in Brazil to develop our solutions. One of these contracts was signed during the nine months ended September 30, 2009. Currently one of our twelve contracts remains under development with the customer and is awaiting final implementation. Transaction data under development is being collected in a test environment and will be subject to full roll out at a later date. In 2008, we lost our major customer and did not record any revenues from Bradesco during the 2009 period,

We processed 6.30 million transactions during the nine month period ended September 30, 2009 compared to 6.8 million transactions during the same period in 2008. Significant new growth was achieved in the introduction of the company's WEB (internet based) solution which increased to over 420,000 transactions per month in March 31, 2009 from 225,000 transactions in January 2009.

At the end of the nine month period ended September 30, 2009, we had 16,768 solutions operational in Brazil compared with 7,664 solutions during the same period in 2008. Our installations at the end of the nine month period ended September 30, 2009 included 3,502 POS (point of service) solutions, 11,025 WEB solutions and 2,192 Interactive Voice Response ("IVR") solutions with the balance of installations being Personal Computer ("PC") and Server based solutions installed in major medical laboratories. During the nine month period ending September 30, 2009 we installed over 7,200 new WEB solutions in Brazil.

During the nine month period ended September 30, 2009, the Company maintained its current staffing levels in response to the development of the Company's HOSP solution, a solution which would allow real time, on-line healthcare transactions to be undertaken in an in-patient hospital environment. Current transactions are generally limited to real time, on-line transactions in the out-patient environment.

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

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of Transax Limited's issued and outstanding, (the "Initial Shares"), with an option to purchase the remaining 55 shares of Transax Limited, (the "Option"); and (ii) the Buyer agreed to pay us an aggregate purchase price of $3,200,000 for the Initial Shares. A total of $937,700 was received through December 31, 2008. We did not receive any proceeds during the nine months ended September 30, 2009. The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses. For the nine months ended September 30, 2009, we received $15,000 of such reimbursement, and a total of $0 of reimbursement was received during the nine months ended September 30, 2008.

The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer is in default on its payments of principal and interest. At September 30, 2009, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at September 30, 2009 and December 31, 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer or when the Company invalidates the Agreement due to breach of contract. At September 30, 2009 and December 31, 2008, the deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited ...................   $ 3,200,000
Less: note receivable balance ...................................    (2,262,300)
                                                                    -----------
Deferred gain on sale of non-controlling interest in subsidiary .   $   937,700
                                                                    ===========

As of the date of this quarterly report, the Buyer is in default by $2,262,300 in periodic payments. We are currently in discussions with the buyer and plan to conclude any renegotiation of contract terms on or about December 31, 2009.

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

Pursuant to accounting standards related to Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105) which establishes the FASB Accounting Standards Codification ("the Codification" or "ASC") as the official single source of authoritative U.S. generally accepted accounting principles ("GAAP"). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission ("SEC") guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASU") which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. We evaluated all events and transactions that occurred after September 30, 2009 up through November 20, 2009. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements." This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements." This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

                                                          2009          2008
                                                      -----------   -----------

REVENUES ...........................................  $ 3,201,083   $ 4,986,507
                                                      -----------   -----------

OPERATING EXPENSES
  Cost of product support services .................    1,529,443     1,838,302
  Compensation and related benefits ................    1,236,464     1,252,684
  Professional fees ................................       51,406        94,186
  Management and consulting fees - related  parties       199,104       229,426
  Investor relations ...............................            -         1,000
  Depreciation and amortization ....................      306,873       261,012
  General and administrative .......................      887,658     1,377,122
                                                      -----------   -----------
TOTAL OPERATING EXPENSES ...........................    4,210,948     5,053,732
                                                      -----------   -----------

INCOME (LOSS) FROM OPERATIONS ......................   (1,009,865)      (67,225)
                                                      -----------   -----------

OTHER INCOME (EXPENSES)
  Foreign exchange loss ............................      (13,428)        3,219
  (Loss) gain from derivative liabilities ..........     (193,071)      309,166
  Interest expense .................................     (692,860)     (238,612)
  Interest expense -related party ..................      (30,770)      (31,404)
                                                      -----------   -----------
                                                         (930,129)       42,369
                                                      -----------   -----------

LOSS BEFORE INCOME TAXES ...........................   (1,939,994)      (24,856)

PROVISION FOR INCOME TAXES .........................            -      (101,986)
                                                      -----------   -----------

NET LOSS ...........................................   (1,939,994)     (126,842)

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain      (247,899)      518,730
                                                      -----------   -----------

COMPREHENSIVE (LOSS) INCOME ........................  $(2,187,893)  $   391,888
                                                      -----------   -----------

Our net loss for the nine months ended September 30, 2009 was $1,939,994 compared to net loss of $126,842 for the nine months ended September 30, 2008 (an increase of $1,813,152 or 1,429.5%).

During the nine months ended September 30, 2009, we generated $3,201,083 in revenues compared to $4,986,507 in revenues generated during the nine months ended September 30, 2008 (a decrease of $1,785,424 or 35.8%). The significant decrease in revenues is due to the loss of a major customer, Bradesco. The decrease in revenues from the loss of Bradesco was approximately $2,030,000 and was offset by an increase of revenues from new customers and increased revenues from existing customers of approximately $245,000. We continue the installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed approximately 6,430,000 "real time" transactions for the nine months ended September 30, 2009, of which 1,980,000 were from POS terminals, 670,000 from PC and PC servers, 3,056,000 were via our proprietary WEB solution, and 595,000 from our Interactive Voice Response solution. We undertook approximately 6,750,000 "real time" transactions during the nine months ended September 30, 2008, of which 3,840,000 were from POS terminals, 1,620,000 from PC servers, 680,000 from Interactive Voice Response and 615,000 from our proprietary WEB solution. The decrease in transaction volume for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 was due to the non renewal of the Bradesco contract commencing January 1, 2009 being partially offset by new transactions from recently signed contracts and continued roll out of established contracts during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, we incurred operating expenses in the aggregate amount of $4,210,948 compared to $5,053,732 incurred during the nine months ended September 30, 2008 (a decrease of $842,784 or 16.7%). The decrease in operating expenses incurred during the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 resulted from: (i) a decrease of $308,859 or 16.8% in cost of product support services resulting from the decrease in revenues; (ii) a decrease of $16,220 or 1.3% in compensation and related benefits; (iii) a decrease of $42,780 or 45.4% based on a decrease in the amount of professional fees incurred; (iv) a decrease of $30,322 or 13.2% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) an increase of $45,861 or 17.6% in depreciation and amortization due to the additions and purchase of computer equipment and software; and (vi) a decrease of $489,464 or 35.5% in general and administrative expenses primarily resulting from a decrease in operating costs associated with our decreased business revenues in 2009.

We reported a loss from operations of $(1,009,865) during the nine months ended September 30, 2009 as compared to loss from operations of $(67,225) during the nine months ended September 30, 2008 due to the factors previously discussed.

During the nine-month period ended September 30, 2009, we incurred other expense of $930,129, compared to other income of $42,369 during the nine-month period ended September 30, 2008 (an increase of $972,498). The variance change during the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008 resulted primarily from the nine-month period change in the fair value of the Company's derivative liabilities positions of $193,071 loss in 2009, as compared to 2008 ($309,166 gain). This change is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as derivative instruments.

For the nine-month period ended September 30, 2009, our loss before income taxes was $1,939,994 compared to loss before taxes of $24,856 for the nine-month period ended September 30, 2008. During the nine-month period ended September 30, 2009, we did not record any tax provision for Brazilian income taxes as compared to the 2008 period of $101,986, resulting in a net loss of $1,939,994 compared to net loss of $126,842.

During the nine-month period ended September 30, 2009, we recorded a deemed and cumulative preferred stock dividend of $75,660 compared to $77,476 during the nine-month period ended September 30, 2008, which is related to our cumulative dividends on the Series A Preferred Stock.

We reported net loss allocable to common shareholders of $2,015,654 during the nine-month period ended September 30, 2009 as compared to net loss allocable to common shareholders of $204,318 during the nine-month period ended September 30, 2008. This translates to an overall loss per-share available to shareholders of $0.04 and $0.00 for each of the nine-month periods ended September 30, 2009 and 2008, respectively.

During the nine-month period ended September 30, 2009 and 2008, we recorded an unrealized foreign currency translation loss of $247,899 compared to a gain of $518,730, respectively. This resulted in comprehensive loss for the nine months ended September 30, 2009 of $2,187,893 compared to comprehensive income of $391,888 for the nine months ended September 30, 2008.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                          2009          2008
                                                      -----------   -----------
REVENUES ...........................................  $ 1,155,060   $ 1,774,551
                                                      -----------   -----------

OPERATING EXPENSES
  Cost of product support services .................      604,619       738,657
  Compensation and related benefits ................      452,958       442,008
  Professional fees ................................       10,785        16,687
  Management and consulting fees - related parties .       64,085        74,985
  Investor relations ...............................            -         1,000
  Depreciation and amortization ....................      149,156        87,593
  General and administrative .......................      322,151       504,664
                                                      -----------   -----------
TOTAL OPERATING EXPENSES ...........................    1,603,754     1,865,594
                                                      -----------   -----------

LOSS FROM OPERATIONS ...............................     (448,694)      (91,043)
                                                      -----------   -----------

OTHER (EXPENSES) INCOME
  Foreign exchange gain (loss) .....................       (8,207)       15,536
  Gain from derivative liabilities .................    2,416,786        97,524
  Interest expense .................................     (164,717)       24,956
  Interest expense - related party .................      (13,347)       (8,379)
                                                      -----------   -----------
                                                        2,230,515       129,637
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES .........................    1,781,821        38,594

PROVISION FOR INCOME TAXES .........................            -        (3,852)
                                                      -----------   -----------

NET INCOME .........................................    1,781,821        34,742

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation (loss) gain      (143,977)      274,278
                                                      -----------   -----------

COMPREHENSIVE INCOME ...............................  $ 1,637,844   $   309,020
                                                      -----------   -----------

Our income for the three months ended September 30, 2009 was $1,781,821 compared to of $34,742 for the three months ended September 30, 2008 (an increase of $1,747,079).

For the three months ended September 30, 2009, we generated $1,155,060 in revenues compared to $1,774,551 in revenues generated for the three months ended September 30, 2008 (a decrease of $619,491 or 34.9%). The significant decrease in revenues is principally due to the loss of a major customer, Bradesco.

For the three months ended September 30, 2009, we incurred operating expenses in the aggregate amount of $1,603,754 compared to $1,865,594 incurred for the three months ended September 30, 2008 (a decrease of $261,840 or 14.0%). The decrease in operating expenses incurred during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 resulted principally from: a decrease of $134,038 or 18.2% in cost of product support services; an increase of $61,563 or 70.3% in depreciation and amortization due to the additions and purchase of computer equipment and software; and a decrease of $182,513 or 36.2% in general and administrative expenses primarily resulting from management's efforts to implement certain cost cutting measures.

We reported a loss from operations of $448,694 for the three months ended September 30, 2009 as compared to a loss from operations of $91,043 for the three months ended September 30, 2008 (an increase of $357,651 or 392.8%).

For the three months ended September 30, 2009, we recorded other income of $2,230,515, compared to other income of $129,637 during the three months ended September 30, 2008. The variance for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 resulted primarily from the change in the fair value of the Company's derivative liabilities which was a gain of $2,416,786 in 2009, as compared to a gain in 2008 of $97,524. This change is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock and debenture payable as derivative instruments.

For the three months ended September 30, 2009, our net income was $1,781,821 compared to net income of $34,742 for the three months ended September 30, 2008.

For the three months ended September 30, 2009, we recognized a deemed and cumulative preferred stock dividend of $25,220 compared to $25,556 for the three months ended September 30, 2008, which is related to our Series A Preferred Stock.

We reported a net income allocable to common shareholders of $1,756,601 for the three months ended September 30, 2009 as compared to $9,186 for the three months ended September 30, 2008. This translates to a basic net income per common share of $0.02 and $0.00 and diluted net income per common share $0.02 and $0.00 for the three months ended September 30, 2009 and 2008, respectively.

We recorded an unrealized foreign currency translation (loss) gain of ($143,977) and $274,278 for the three months ended September 30, 2009 and 2008, respectively. This resulted in comprehensive net income during the three months ended September 30, 2009 of $1,637,844 compared to $309,020 during the three months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our current assets were $798,036 and our current liabilities were $7,635,609, which resulted in a working capital deficit of $(6,837,573). As of September 30, 2009, our total assets were $1,675,224 consisting of: (i) $40,254 in cash; (ii) $428,407 in accounts receivable; (iii) $329,375 in prepaid expenses and other current assets; (iv) $56,169 in net software development costs; and (v) $821,019 in net property and equipment. As at September 30, 2009, our total assets were $1,675,224 compared to $1,284,033 at December 31, 2008.

As of September 30, 2009, our total liabilities were $7,973,328 consisting of:
(i) $3,872,501 in long-term and current and non-current portion of accounts payable and accrued expenses; (ii) $499,995 due to related parties; (iii) $215,386 in convertible loan to related party; (iv) $399,709 in loan payable to related party; (v) $848,373 in current portion of loans payable; (vi) $6,113 in warrant liability; (vii) $1,193,551 in convertible feature liability; (viii) $937,700 in deferred gain on sale of non-controlling interest in subsidiary. As at September 30, 2009, our total liabilities were $7,973,328 compared to $5,458,442 at December 31, 2008.

For the nine months ended September 30, 2009, net cash flow provided by operating activities was $155,716 compared to net cash used in operating activities of ($594,588) for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, net cash flows provided by operating activities is principally due to our net loss of $(1,939,994) adjusted for non-cash items of $605,099 such as a loss from derivative liabilities of $193,071, depreciation and amortization of $306,873,the amortization of software maintenance costs of $91,727, a foreign currency loss of $13,428, and a decrease in accounts receivable of $54,163, a decrease in prepaid expense and other current assets of $31,609, an increase in accounts payable and accrued expenses of $1,170,789, an increase in accrued interest payable-related party of $30,770 and an increase in due to related parties of $196,869. For the nine months ended September 30, 2008, net cash flows used in operating activities is principally due to our net loss of $(126,842) adjusted for non-cash items of $90,043 such as the depreciation and amortization of $261,012, the amortization of software maintenance costs of $158,197, the deposit on sale of non-controlling interest applied to professional fees of $(20,000) and a gain from derivative liabilities of $(309,166) and an increase in accounts receivable of $237,078, an increase in prepaid expenses and other current assets of $111,853, a decrease in accounts payable and accrued expenses of $58,861, a decrease in due to related parties of $100,936, a decrease in accounts payable and accrued expenses-long-term of $79,437 offset by a decrease in other assets of $2,190 and an increase in accrued interest payable, related parties of $28,186.

Net cash flows used in investing activities amounted to $216,780 for the nine months ended September 30, 2009 as compared to net cash provided by investing activities of $439,776 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we used cash for the acquisition of property and equipment of $216,780. During the nine months ended September 30, 2008, we received proceeds of $937,700 from the sale of a non-controlling interest ownership offset by the acquisition of property and equipment of $497,924.

Net cash flows provided by financing activities for nine months ended September 30, 2009 were $69,397 as compared to net cash flows used in financing activities of $140,800 for nine months ended September 30, 2008. For the nine months ended September 30, 2009, cash flow provided by financing activities was attributable to $80,252 in proceeds from loans and $65,000 in proceeds from loans-related party offset by the payment of capital lease obligations of $75,855. During the nine months ended September 30, 2008, net cash used in financing activities is primarily caused by the repayment of convertible debt of $225,000 offset by the proceeds from loans of $84,200.

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

During the nine months ended September 30, 2009, we issued 5,033,333 shares of our common stock to YA Global in connection with the conversion of 50 shares of Series A Preferred Stock.

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

We believe that we can satisfy our cash requirements for the next twelve (12) months based on our ability to consummate the sale of Transax Limited's subsidiary-Medlink Connectividade, and to enter into additional financing arrangements as necessary. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A material liability for us at September 30, 2009 is the aggregate principal amount of $175,000 and $40,386 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of September 30, 2009, an aggregate principal amount of $175,000 and interest in the amount of $40,386 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are under re-negotiation with the lender. On August 5, 2009, we entered into a settlement agreement with Carlingford Investments Limited, ("Carlingford"), regarding the settlement of an aggregate amount of $60,000 of interest payable due and owing to Carlingford by issuing 30,000,0000 common shares.

LOAN - RELATED PARTY

A material liability for us at September 30, 2009 is the aggregate amount of $399,709 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month and are currently due on demand. For the nine months ended September 30, 2009 and 2008, we incurred $22,798 and $15,640, respectively, in interest related to these loans. At September 30, 2009 and December 31, 2008, $86,901 and $64,102 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $399,709 and $306,218, respectively. During the nine months ended September 30, 2009, we borrowed $65,000 which was used for working capital purposes.

CONSULTING AGREEMENT

A material liability for us at September 30, 2009 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the nine months ended September 30, 2009 and 2008, we incurred $158,579 and $162,411, respectively, in management fees. At September 30, 2009 and December 31, 2008, $440,190 and $274,646 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

A material estimated liability for us for fiscal year 2009 and 2008 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At September 30, 2009 and December 31, 2008, these deficiencies, plus interest and penalties, amounted to approximately $2,588,000 and $1,180,000, respectively.

We have entered into a payment program with the Brazilian authorities whereby the Social Security ("INSS") taxes due and applicable penalties and interests will be repaid over a period of time. At September 30, 2009, approximately $2,585,000 of our INSS and other taxes are to be repaid within a 12 month period. At September 30, 2009, the future payments due to the Brazilian authorities are as follows: (i) 2009 - $2,584,618; (ii) 2010 - $3,752.

MEDLINK CONNECTIVIDADE LOAN PAYABLE AND OTHER LOANS PAYABLE

At September 30, 2009, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil. The Brazil loans require monthly installment payments, bear interest at rates ranging from 28% to 42% per annum, are secured by certain receivables of Medlink Connectividade, and are due through October 2009. As of September 30, 2009 and December 31, 2008, the loans payable to these financial institutions and others aggregated $848,373 and $663,854, respectively.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, management identified significant deficiencies related to
(i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of September 30, 2009, and (iv) a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness. Therefore, the Company's internal control over financial reporting was effective as of September 30, 2009.

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

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

    o We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in Brazil, we were not able to hire sufficient internal audit resources before September 30, 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding breach of contract and two labor law suits involving employees for unfair dismissal claims. At September 30, 2009 and December 31, 2008, we have accrued approximately $198,500 and $151,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 6, 2009, the Board of Directors of the Company, pursuant to unanimous written consent, authorized and approved the execution of a debt settlement agreement whereby the Company issued 30,000,0000 shares of its restricted stock in settlement of $60,000 of outstanding interest.

Thie issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act. Each person to whom the shares were issued acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend. No brokerage fees were paid in connection with any of these stock issuances.

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


                                        TRANSAX INTERNATIONAL LIMITED


Dated: November 24, 2009                By: /s/ STEPHEN WALTERS
                                        -----------------------
                                        Stephen Walters, President/Chief
                                        Executive Officer and Director


Dated: November 24, 2009                By: /s/ ADAM WASSERMAN
                                        ----------------------
                                        Adam Wasserman, Chief Financial Officer