Form 10-K
period 2009-12-31
TRANSAX INTERNATIONAL LTD
filed 2010-04-15
CIK 1097896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2009

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

                       1133 S. University Drive, Suite 210
                            Plantation, Florida 33324
                       -----------------------------------
                    (Address of principal executive offices)

                                 (888) 317-6984
                                 --------------
                           (Issuer's telephone number)

Securities registered pursuant to                 Name of each exchange on which
    Section 12(b) of the Act:                              registered:
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

Large accelerated filer  [ ]                      Accelerated filer          [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $130,922 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 91,662,293 shares of common stock are issued and outstanding as of April 14, 2010.

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

                          TRANSAX INTERNATIONAL LIMITED
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.   Business. ....................................................       2

Item 1A.  Risk Factors. ................................................      11

Item 1B.  Unresolved Staff Comments. ...................................      21

Item 2.   Properties. ..................................................      21

Item 3.   Legal Proceedings. ...........................................      22

Item 4.   (Removed and Reserved) .......................................      22

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer ..........................................      22
          Purchases of Equity Securities.

Item 6.   Selected Financial Data. .....................................      24

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation. ...................................      25

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. ..      33

Item 8.   Financial Statements and Supplementary Data. .................      33

Item 9.   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure. ...................................      33

Item 9A.  Controls and Procedures. .....................................      33

Item 9B.  Other Information. ...........................................      35

                                    Part III

Item 10.  Directors, Executive Officers and Corporate Governance. ......      35

Item 11.  Executive Compensation. ......................................      37

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters. .................      39

Item 13.  Certain Relationships and Related Transactions, and
           Director Independence. ......................................      40

Item 14.  Principal Accountant Fees and Services. ......................      41

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules. .....................      41

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

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "Transax," " we," "our," and "us" or the "Company" refers to Transax International Limited, a Colorado corporation and its wholly-owned and partially owned subsidiries.

         Our business is conducted in Brazil, using Brazilian Real, the currency of Brazil, and our financial statements are presented in United States dollars. In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars. These dollar references are based on the exchange rate of the Brazilian Real to United States dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

ORGANIZATION

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Pink Sheet market under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

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

On March 26, 2008, the Company executed a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation (the "Buyer") controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., ("MTI") a Mauritius corporation.

The purchase price for the 45%, or 45 shares, ("Initial Shares") was $3,200,000. Through December 31, 2008, we received proceeds towards the purchase price of $937,700. We did not receive any proceeds during the year ended December 31, 2009. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of the Initial Shares. As of the date of this annual report, the Buyer is in default on its payments of principal and interest. At December 31, 2009 and 2008, pursuant to the terms of the Agreement, as amended, we have a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, we recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

As of the date of this annual report, the Buyer is in default on the remaining notes receivable balance of $2,262,300. We have issued default notices to the buyer in respect of non-payment under the Agreement. We are currently in discussion with the Buyer and/or assignees and plan to conclude any renegotiation of contract terms on or before September 30, 2010.

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

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000, Through December 31, 2008, we received an aggregate of $937,700. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer is in default on its payments of principal and interest. At December 31, 2008, pursuant to the terms of the Agreement, as amended, we have a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, we recorded the full amount of the purchase price of $3,200,000 as deferred revenue on the accompanying consolidated balance sheet at December 31, 2009 and 2008, which reflects the deferred revenue net of the remaining note receivable. Accordingly, at December 31, 2009 and 2008, our consolidated balance sheets reflect a deferred gain on the sale of minority interest of $937,700, which will be recognized as other income when collection is reasonably assured and all of the risks and other incidents of ownership have been passed to the buyer. At December 31, 2009 and 2008, the deferred gain on sale of minority interest consists of the following:

     Sale price of 45% interest in Transax Limited ..........  $ 3,200,000
     Less: note receivable balance ..........................   (2,262,300)
                                                               -----------

     Deferred gain on sale of minority interest in subsidiary  $   937,700
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

We have issued default notices to the Buyer in respect of non-payment under the Agreement. On November 6, 2008 the Buyer expressed a desire to restructure the payment terms and bonus due under the contract. We are currently in discussion with the Buyer and its assignee and plan to conclude any renegotiation of contract terms on or before September 30, 2010. Additionally, we are seeking alternative buyers for MTI. We cannot predict the outcome of these negotiations. If the negotiations are successful, we may sell the remaining 55% of our operating subsidiary and we will have no continuing operations. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During fiscal years ended December 31, 2009 and 2008, respectively, we installed approximately 7,400 and 2,200 MedLink Solutions into healthcare provider locations throughout Brazil. At the end of fiscal year 2009, we had an aggregate of approximately 17,000 MedLink Solutions installed into healthcare provider locations throughout Brazil inclusive of "overlapping solutions". At the end of fiscal year 2008, we had an aggregate of approximately 9,600 MedLink Solutions installed into healthcare provider locations throughout Brazil.

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

The promotional and marketing strategy is based on creating a proactive "push-pull" effect on the demand for the Health Information Management Products and services within the healthcare industry. We have been focusing on the promotion and marketing of our products to the Brazilian healthcare providers and insurance companies by demonstrating: (i) the benefits of the MedLink Solution application and services; (ii) real-time cash visibility; (iii) nominal to no capital investment; (iv) the established Network Processor facility; (v) custom software development support; and (vi) option of immediate payment of outstanding claims.

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

We are currently focused primarily on the marketing and sale of our Health Information Management products in Brazil and are seeking opportunities in certain other South American countries. We believe that there is a significant global market opportunity for our Healthcare Information Management Products and services and software technology.

RESEARCH AND DEVELOPMENT

Our research and development department is responsible for the definition, design and implementation of our products. This comprises three main areas of activity (i) research of electronic transaction product trends both in Brazil and around the world as it applies to the healthcare industry; (ii) definition of products and services required for MedLink Solution services; and (iii) implementation of the hardware and software products to support MedLink Solution services. Products to be offered by MedLink Solution involves interactive discussions with the marketing and sales team in order to identify the market needs, costs and timing to introduce such products and solutions

During fiscal year 2005, we developed a biometric (fingerprint reader) version of our MedLink Solution on behalf of a major health insurance group in Brazil, which is currently piloting the solution in that region (the "Biometric Solution"). The Biometric Solution is a new biometric security technology, which is rendered from the first time a patient visits a medical provider location. The patient passes a magnetic card through a reader for verification and then provides a fingerprint and his/her biometric identity is stored in the MedLink Solution authorizer. The Biometric Solution will be used in conjunction with magnetic stripe or smart cards issued by the health insurer to its policyholders in such a way that through the MedLink Solution real time adjudication system, information on the magnetic stripe card and fingerprint recognition must match each time a patient requires authorization and adjudication of medical claims.

During 2007, we spent significant time and expense reconfiguring all of our terminals in Brazil to conform to Troca de Informacao em Saude Suplementar ("TISS"), a new Brazilian health standard. TISS is a national standard for electronic form interchange proposals, based on XML technology, known as the supplementary health information interchange. We believe that our product fully complies with the standards of TISS in Brazil though no independent verification is required or has been performed.

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

PORTAL - The Medlink portal provides a platform for medical providers and health insurance companies to generate files in acceptable electronic format, capture electronic transactions, and undertake auditing of medical billings. The platform also allows access to a number of third party services and became operational

MATERIAL REVENUE AGREEMENTS

BRADESCO INSURANCE

On October 17, 2002, Medlink and Bradesco Insurance ("Bradesco"), Brazil's largest health insurance company, entered into an agreement for a pilot program contract for the testing of its "MedLink" Solution, which ended in September 2003. On October 1, 2003, Medlink and Bradesco entered into a contract pursuant to which we would undertake and install our MedLink Solution into the Bradesco healthcare provider's network. In order to undertake this program, Bradesco agreed to set up a stand alone processing facility to hold its database, which was subsequently contracted to a third party. Phase one of the program went live during March 2004. During the fiscal years ended December 31, 2009 and 2008, respectively, we processed nil and 3,257,837 transactions for Bradesco. For the years ended December 31, 2009 and 2008, Bradesco accounts for approximately 0% and 38% of our revenues, respectively. During December 2007, due to their ownership interest in Visanet Brazil, which acquired a competitor's product, Bradesco only renewed its contract with us to provide connectivity services until December 31, 2008. The loss of this client had an adverse effect on our financial position and results of operations. Medlink is actively seeking new insurance companies to replace Bradesco.

GOLDEN CROSS

On August 9, 2002, Medlink and Golden Cross, ("Golden Cross"), one of Brazil's largest health insurance companies entered into an agreement (the "Golden Cross Agreement"). The initial agreement expired in August 2007, and automatically renews on an annual basis. The current Golden Cross agreement expires in August 2010. Pursuant to the terms and conditions of the Golden Cross Agreement, we have committed to supply to Golden Cross a total of 5,500 installations consisting of more than 1,500 MedLink Solution POS terminals with the balance being MedLink PC and MedLink Solution servers. The Golden Cross Agreement also provides for MedLink Solution Web and MedLink Solution phone solutions, which will be used as appropriate by the healthcare provider. We have approximately 8,464, MedLink Solutions in Golden Cross Provider's locations and in 2009 installed over 1,350 Web solutions. During fiscal years ended December 31, 2009 and 2008, respectively, we processed 6,304,054 and 4,558,799 transactions for Golden Cross. For the years ended December 31, 2009 and 2008, Golden Cross accounted for approximately $2,654,000 or 61.9% and $2,474,000 or 40.4% of our revenues respectively.

CAMED

On October 17, 2002, Camed, a self-insured company based in northern Brazil, ("Camed"), entered into an agreement (the "Camed Agreement") pursuant to which we installed MedLink Solution POS terminals for pilot testing.

During the year ended December 31, 2009, we were instructed to terminate previous installations of approximately 100 MedLink Solutions. The Camed Agreement also provides for MedLink Solution WEB and MedLink Server Solution solutions to be used as appropriate by the healthcare providers of which we installed 5 solutions as of December 31, 2009. We have approximately four hundred and seventy one (471) MedLink Solutions in Camed providers' locations. During fiscal years ended December 31, 2009 and 2008, respectively, we processed 401,706 and 398,822 transactions for Camed. Camed generated approximately $258,401 or 6.0% and $278,400 or 4.5% of our revenues during each of the years ended December 31, 2009 and 2008, respectively.

CAIXA BENEFICENTE DOS FUNCIONARIOS DO BANESPA

On April 20 2006, we entered into a contract to provide real time adjudication services to Caixa Beneficente dos Funcionarios do Banespa ("CABESP"), a self insured managed scheme based in Sao Paulo, Brazil with approximately 110,000 members. At the end of fiscal year ended December 31, 2008, we had installed 115 POS terminals into CABESP provider locations and 702 Web solutions. During 2008, the IVR solutions were replaced by our web solution . As of December 31, 2009, a total of 1,965 solutions were operational including 1,852 Web solutions and 113 POS solutions. During 2009 we installed a total of 1,150 solutions to CABESP provider locations. When fully rolled out, we anticipate that the CABESP installed base will consist of 3,000 solutions and is expected to process 70,000 transactions per month. During the years ended December 31, 2009 and 2008, respectively, we processed 573,288 and 534,651 transactions for CABESP which generated $379,451 or 8.85% and $313,295 or 5.12% of our revenues during each of the years ended December 31, 2009 and 2008 respectively.

ECONOMUS INSTITUTIODE SEGURIDADE SOCIAL ("ECONOMUS")

During January 2008, we entered into a 60-month contract with Economus, a self-insured managed health care scheme of Bank Nossa Caxia based in Sao Paulo, Brazil with approximately 70,000 members. We also provided medical transcription services to Economus taking paper claims and converting these to the electronic TISS format acceptable to the Company's solution. Electronic claims went live in June 2008. As of December 31, 2009, we had installed a 2,699 Web and 7,272 POS solutions into Economus medical provider locations. During year ended December 31, 2009 we undertook 372,900 transactions. The contract generated approximately $566,000 or 13.2% of the company's revenues for 2009 and $627,201 or 10.2% of our revenues in 2008 (principally from the medical transcription service).

SERVICOS INTEGRADOS DE SAUDE (" SEISA")

During January 2008, we entered into a 24-month contract with SEISA, a self-insured managed health care scheme based in Sao Paulo, Brazil with approximately 210,000 members. As of December 31, 2009 we had installed a total of approximately 600 solutions consisting of approximately 575 WEB solutions and 25 other solutions. During 2009, we installed an additional 546 solutions to SEISA medical provider locations. During year ended December 31, 2009 we undertook a total of 578,335 transactions for this client. During 2009 and 2008, Seisa generated approximately $199,720 or 4.65% and $31,819 or 0.52% of our revenues, respectively.

OTHER CONTRACTS

During 2009, three other contracts for Connectivity services covering approximately 500,000 persons became operational, generating 220,000 transactions. As of December 31, 2009, we signed one other contract that has not yet generated any transaction revenues. However, preliminary consulting work with respect to the development of customized authorization software for that company has commenced.

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

We believe that the following Brazilian companies, which have developed or are developing various types of similar products or services, could be our major competitors: (i) Polimed Ltda and Dativa Ltda, now owned by Orizon, a wholly-owned subsidiary of Visanet, offer two modalities for authorization software. Visanet is 40% owned by Bradesco Bank, formerly our largest client;
(ii) Connectmed, which offers Internet connectivity services; and (iii) Salutia, which offers a connectivity system with software to be installed and integrated to management systems, similar to our MedLink Solution Web and MedLink Solution Server and related technologies.

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

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

Patents and other proprietary rights are vital to our business operations. Our policy is to seek appropriate copyright and patent protection both in the United States and abroad for our proprietary technologies and products. We have acquired the license to certain intellectual property as follows:

   (i) "MedLink" registered trade name in Brazil under registration number 820986160 filed on August 17, 1998 with INPI Brazil; and

   (ii) Source code for all of the MedLink Solutions, source nodes and Network processor source code.

Through intellectual property attorneys in the United States, we have been advised not to apply for copyright protection for our products but possibly to seek a process patent at a future date.

EMPLOYEES

Our subsidiary, Medlink Conectividade, employs approximately forty five (45) staff and contract personnel. Nineteen of these personnel are involved in operations, fourteen personnel are in development, eight personnel are classified as administrative or finance and four are involved in sales and marketing of our products. Our subsidiary added an additional eight staff during 2009. Our President/Chief Executive Officer and Chief Financial Officer are retained on a consulting basis and they are primarily responsible for all day-to-day operations.

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

THE BRAZILIAN GOVERNMENT REGULATES THE OPERATIONS OF BRAZILIAN INSURANCE COMPANIES, AND CHANGES IN PREVAILING LAWS AND REGULATIONS OR THE IMPOSITION OF NEW ONES MAY ADVERSELY AFFECT OUR OPERATIONS AND RESULTS

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

WE MAY BE REQUIRED TO MAKE SUBSTANTIAL CHANGES TO OUR PRODUCTS IF THEY BECOME SUBJECT TO GOVERNMENTAL REGULATION.

None of our Health Information Management Products are subject to regulation by the United States' federal government or Brazil. Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or other conditions or that affect the structure or function of the human body are subject to regulation by the U.S. Department of Health. In the future, however, the U.S. Department of Health could determine that some of our products (because of their predictive aspects) may be clinical decision tools and subject them to regulation. Compliance with Brazilian and U.S. Department of Health regulations such as TISS in Brazil and HIPAA in the United States of America ("U.S." or "United States") could be burdensome, time consuming and expensive.

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

RISKS RELATING TO OUR BUSINESS

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING FOR OUR CURRENT AND FUTURE WORKING CAPITAL NEEDS.

Our financial statements have been subject to a "going concern" opinion by our independent registered public accounting firm for fiscal years ended December 31, 2009 and 2008. Management believes that we will need additional working capital to be successful and to service our current debt for the coming year and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing may result in the need to curtail business operations and you could lose your entire investment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WE HAVE A WORKING CAPITAL DEFICIT AT DECEMBER 31, 2009 AND IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WE WILL NEED TO CURTAIL BUSINESS OPERATIONS.

We had a working capital deficit of $6,007,080 and $4,581,205 at December 31, 2009 and 2008, respectively. At December 31, 2009, we have an accumulated deficit of $17,056,011. We have relied on external financing and cash flow from operations to fund our working capital needs. As at December 31, 2009, we had $21,813 in cash on hand, total current assets were $828,352, and our total current liabilities were $6,835,432. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we achieve profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we will not have sufficient funds to continue operations. If we do not sell our operating subsidiary, we estimate that we will require $1,000,000 to $3,000,000 of financing to fund our anticipated operating expenses for the next twelve (12) months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant portions of our revenues to date have been, and will continue to be, made through a small number of significant customers. We had net revenues from two and three major customers during the years ended December 31, 2009 and 2008 that accounted for approximately 75%, or $3,219,000,and 88%, or $5,410,000 of the net revenues for the years ended December 31, 2009 and 2008, respectively. In 2009, the two major customers accounted for 62% and 13% of net revenues, respectively. In 2008, three major customers accounted for 38%, 40% and 10% of net revenues, respectively. At December 31, 2008, these two major customers accounted for 18% and 48%, respectively, of the total accounts receivable balance outstanding. At December 31, 2009, the same major customers accounted for 62% and 13%, respectively, of the total accounts receivable balance outstanding.

During December 2008, Bradesco, which was formerly our largest customer, terminated its relationship with the Company. The Company has entered into a number of new contracts that began generating revenue in 2009. These revenues have partially offset the loss of Bradesco revenue.

MEDLINK CONECTIVIDADE HAS AN OUTSTANDING LIABILITY TO THE BRAZILIAN GOVERNMENT FOR SALES, PAYROLL AND OTHER TAXES IN ARREARS. FAILURE TO PAY SUCH PAYROLL AND SOCIAL SECURITY TAXES TO THE BRAZILIAN AUTHORITIES WHEN REQUIRED TO DO SO COULD RESULT IN ADDITIONAL LIABILITIES.

Since 2000, we have been deficient in the payment of Brazilian sales, payroll and other taxes. At December 31, 2009 and 2008, these deficiencies (including interest and fines) amounted to approximately $3,224,000 and $1,180,000, respectively. These tax liabilities are included as part of the current and long-term accounts payable and accrued expenses within the December 31, 2009 and 2008 consolidated balance sheets.

In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company's request was granted by the government on November 16, 2009. The monthly amount to be paid for the taxes due has not yet been determined by the government. There is no certainty that the Brazilian authorities will enter into a similar plan in the future.

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

IF BRAZIL UNDERGOES A PERIOD OF HIGH INFLATION IN THE FUTURE, OUR REVENUES AND THE MARKET VALUE OF OUR STOCK MAY BE REDUCED

In the last 15 years, Brazil has faced periods of extremely high inflation rates. Brazil's inflation rates were 1.2% in 2005, 3.8% in 2006, 7.9% in 2007, 6.3% in 2008 and 4.9% in 2009. Inflation and governmental measures to combat it have had significant negative effects on the Brazilian economy in past years. Public speculation about possible future measures has also contributed to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets. If Brazil suffers a period of high inflation in the future, our costs may increase, our operating and net margins may decrease and, if investor's confidence lags, the price of our stocks may drop. Inflationary pressures may curtail our ability to access foreign financial markets and may occasionally lead to further government interventions in the economy, including the implementation of policies that may adversely affect the overall performance of the Brazilian economy.

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

   (viii) The sale of our 45% interest in Transax Limited.

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS ALONG WITH INCREASING OUR NUMBER OF COMMON SHARES AUTHORIZED.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 91,662,293 shares of common stock outstanding as of the date of this Annual Report, 44,434,971 shares are freely tradable without restriction. The remaining 47,227,322 shares of common stock held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144. In addition, as of December 31, 2009, if exercised or converted, we may issue up to 5,000,000 shares of common stock underlying the warrants, up to 1,950,000 shares underlying stock options, 900,625,000 shares underlying our Series A Preferred stock, and up to 1,400,000 shares of common stock upon conversion of related party debt. Currently, we only have 100,000,000 common shares authorized and we may be required to increase the number of common shares authorized by the Company or otherwise modify our capital structure.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SERIES A PREFERRED STOCK THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of the date of this Annual Report, we have 91,662,293 shares of common stock issued and outstanding and 14,243 shares of our Series A Preferred stock issued and outstanding. In addition, the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred stock may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the Series A Preferred Shares, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SERIES A PREFERRED STOCK MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD REDUCE THE PRICE OF OUR COMMON STOCK.

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

THE HOLDER OF THE SERIES A PREFERRED STOCK HAS THE OPTION OF CONVERTING THE PRINCIPAL OUTSTANDING INTO SHARES OF OUR COMMON STOCK. IF THE HOLDER CONVERTS ADDITIONAL SHARES OF SERIES A PREFERRED STOCK, THERE WILL BE DILUTION OF YOUR SHARES OF OUR COMMON STOCK.

The conversion of the Series A Preferred Stock will result in dilution to the interests of other holders of our common stock since the holders may ultimately convert the full amount of the Series A Preferred Stock and sell all of these shares into the public market.

The following table sets forth the number and percentage of shares of our common stock that would be issuable if the holders of the shares of Series A Preferred Stock converted at conversion prices of $0.05, $0.03, $0.01 and $0.005 (the conversion price shall be equal to the lesser of (i) $0.192 or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the common stock during the ten (10) Trading Days immediately preceding the date of conversion):

                             NUMBER OF SHARES
                                 ISSUABLE              PERCENTAGE OF ISSUED
    CONVERSION PRICE         ON CONVERSION (1)         AND OUTSTANDING (2)
    ----------------         -----------------         --------------------
         $0.05                   28,486,000                   23.71%
         $0.03                   47,476,666                   34.12%
         $0.01                  142,430,000                   60.84%
         $0.005                 284,860,000                   75.66%
         $0.001               1,424,300,000                   93.95%

(1) Represents the number of shares issuable if 14,243 shares of Series A Preferred Stock were converted at the corresponding conversion price.

(2) Represents the percentage of the total outstanding common stock that the shares issuable on conversion of the shares of Series A Preferred Stock without regard to any contractual or other restriction on the number of securities the stockholder may own at any point in time and based on 91,662,293 shares issued and outstanding as of the date of this Annual Report.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as us, to include a report of management on our internal controls over financial reporting in our annual reports for fiscal years ending on or after December 15, 2010. We are in the process of instituting changes to satisfy our obligations in under the Sarbanes-Oxley Act. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD AND THE OVER THE COUNTER PINK SHEET MARKET HAS BEEN AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

During 2009, our common stock has traded as low as $0.0005 and as high as $0.007 In addition to volatility associated with Bulletin Board and Pink Sheet securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) failure to meet our revenue or profit goals or operating budget; (ii) decline in demand for our common stock; (iii) downward revisions in securities analysts' estimates or changes in general market conditions; (iv) technological innovations by competitors or in competing technologies; (v) lack of funding generated from operations; (vi) investor perception of our industry or our prospects; and (vii) general economic trends.

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

         (i) United States: 1133 S. University Drive, Suite 210, Plantation, Florida, 33324 USA;

         (ii) Brazil: Praia de Botafogo # 440, 4 andar, Botafogo 22250 040, Rio de Janeiro, RJ Brazil; and

         (iii) Brazil: Av, Paulista, 726, conj. 1707, Bela Vista Sao Paulo, Brazil.

ITEM 3.  LEGAL PROCEEDINGS

Our Brazilian subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding "breach of contract" and two labor law suits involving employees for "unfair dismissal' claims. At December 31, 2009, we have accrued approximately $260,000 related to these lawsuits. The outcome of these clams is uncertain at this time.

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

ITEM 4.  (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Through December 3, 2009, shares of our common stock are traded on the Over-the-Counter Bulletin Board under the symbol "TNSX.OB". On November 24, 2009, we received notice from the Financial Industry Regulatory Authority ("FINRA") that our common stock would be removed from trading on the OTCBB effective December 3, 2009. We were informed that pursuant to FINRA Rule 6350(e) we had been delinquent in our reporting obligations for a third time in twenty four months, and therefore would be removed from the OTCBB at the open of trade on December 3, 2009. Effective December 3, 2009, our common stock will be traded on the Over the Counter Pink Sheet Market. The market for our common stock is limited, and can be volatile. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2008 and 2009 and the first quarter of 2010 as quoted on FINRA. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                            2008                2009                 2010
                            ----                ----                 ----
                        Low      High       Low       High       Low       High
                        ---      ----       ---       ----       ---       ----
First quarter ....    $0.005    $0.067    $0.0005    $0.002    $0.0012    $0.007
Second quarter ...     0.002     0.030     0.0005     0.0033
Third quarter ....     0.002     0.010     0.0012     0.0070
Fourth quarter ...     0.0006    0.004     0.0013     0.0069

On April 8, 2010, the last sale price of our common stock as reported on the OTCBB was $0.002.

SHAREHOLDERS

As of the date of this Annual Report, we have approximately 177 shareholders of record, which does not include shareholders whose shares are held in "street" or nominee names. We believe that there are approximately 800 beneficial owners of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Transax International Limited Stock Option Plan (the "Stock Option Plan"). The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2009:

                                                                NUMBER OF
                                    NUMBER OF                   SECURITIES
                                    SECURITIES    WEIGHTED      REMAINING
                                    TO BE         AVERAGE       AVAILABLE FOR
                                    ISSUED UPON   EXERCISE      FUTURE ISSUANCE
                                    EXERCISE OF   PRICE OF      UNDER EQUITY
                                    OUTSTANDING   OUTSTANDING   COMPENSATION
                                    OPTIONS,      OPTIONS,      PLANS (EXCLUDING
                                    WARRANTS      WARRANTS      SECURITIES
                                    AND           AND           REFLECTED IN
                                    RIGHTS (A)    RIGHTS (B)    COLUMN (A)) (C)
                                    -----------   -----------   ----------------
Plan category
Plans approved by shareholders:
  2004 Incentive Stock Option Plan . 1,950,000       $0.12         2,000,000
Plans not approved by shareholders
  Warrants ......................... 5,000,000       $0.25               n/a

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

STOCK OPTIONS GRANTED AND EXERCISED

As of the date of this Annual Report, there are an aggregate of 1,950,000 Stock Options granted and outstanding.

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 5,000,000 common stock purchase warrants issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 2009, we issued 5,033,333 shares of its common stock upon conversion of 50 shares of Series A preferred stock.

On February 8, 2010, we issued 4,260,204 shares of its common stock upon conversion of 167 shares of Series A preferred stock.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended December 31, 2009 and 2008, which financial statements are included elsewhere in this Annual Report.

RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

                                                       For the Year Ended
                                                           December 31,
                                                 ------------------------------
                                                      2009             2008
                                                 -------------    -------------

REVENUES .....................................   $   4,289.523    $   6,119,046
                                                 -------------    -------------

OPERATING EXPENSES
  Cost of product support services ...........       2,035,450        2,752,757
  Compensation and related benefits ..........       1,819,918        1,701,001
  Professional fees ..........................          57,406          108,990
  Management and consulting fees - related
   partiers ..................................         273,214          299,087
  Investor relations .........................           2,000            1,000
  Depreciation and amortization ..............         263,857          265,278
  General and administrative .................       1,490,609        1,809,713
                                                 -------------    -------------

TOTAL OPERATING EXPENSES .....................       5,942,454        6,937,826
                                                 -------------    -------------

LOSS FROM OPERATIONS .........................      (1,652,931)        (818,780)
                                                 -------------    -------------

OTHER (EXPENSES) INCOME
  Foreign exchange loss ......................          (9,327)           7,268
  Gain from derivative liabilities ...........        (343,259)         116,912
  Interest expense ...........................        (751,917)        (316,409)
  Interest expense - related parties .........         (44,917)         (42,068)
                                                 -------------    -------------

                                                    (1,149,420)        (234,297)
                                                 -------------    -------------

LOSS BEFORE INCOME TAXES .....................      (2,802,351)      (1,053,077)

PROVISION FOR INCOME TAXES ...................               -          (43,565)
                                                 -------------    -------------

NET LOSS .....................................      (2,802,351)      (1,096,642)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation
 gain (loss) .................................        (481,025)         473,758
                                                 -------------    -------------

COMPREHENSIVE LOSS ...........................   $  (3,283,376)   $    (622,884)
                                                 -------------    -------------

Our net loss for the year ended December 31, 2009 was $2,802,351 compared to $1,096,642 for the year ended December 31, 2008 (an increase of $1,705,709 or 156%).

During fiscal year ended December 31, 2009, we generated $4,289,523 in revenues compared to $6,119,046 in revenues generated during fiscal year ended December 31, 2008 (an decrease of $1,829,523 or 29.9%). The significant decrease in revenues is due to the loss of a major customer, Bradesco. The decrease in revenues from the loss of Bradesco was approximately $2,312,000 and was partially offset by an increase of revenues from new customers and increased revenues from existing customers of approximately $483,000. We continue the installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed approximately 8,452,000 "real time" transactions for the year ended December 31, 2009, of which 2,511,000 were from POS terminals, 891,000 from PC and PC servers, 4,282,000 were via our proprietary WEB solution, and 768,000 from our Interactive Voice Response solution. We undertook approximately 8,900,000 "real time" transactions during the year ended December 31, 2008, of which 4,800,000 were from POS terminals, 2,100,000 from PC servers, 900,000 from Interactive Voice Response and 1,100,000 from our proprietary WEB solution. The decrease in transaction volume for the year ended December 31, 2009 compared with the year ended December 31, 2008 was due to the non renewal of the Bradesco contract commencing January 1, 2009 being partially offset by new transactions from recently signed contracts and continued roll out of established contracts during the year ended December 31, 2009.

During the year ended December 31, 2009, we incurred operating expenses in the aggregate amount of $5,942,454 compared to $6,937,826 incurred during the year ended December 31, 2008 (a decrease of $995,372 or 14.4%). The decrease in operating expenses incurred during the year ended December 31, 2009 compared to the year ended December 31, 2008 resulted from: (i) a decrease of $717,307 or 26.1% in cost of product support services resulting from the decrease in revenues. Specifically, we had a decrease in consulting fees paid for development of approximately $244,000 and a decrease in data entry fees of $197,000; (ii) a decrease of $51,584 or 47.3% based on a decrease in the amount of professional fees incurred including a decrease in legal and auditing fees;
(iii) a decrease of $25,873 or 8.6% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (iv) a decrease of $319,104 or 17.6% in general and administrative expenses primarily resulting from a decrease in operating costs associated with our decreased business revenues in 2009. These decreases were offset by an increase of $118,917 or 7.0% in compensation and related benefits from the addition of sales personnel.

We reported a loss from operations of ($1,652,931) for fiscal year ended December 31, 2009 as compared to a loss from operations of ($818,780) for fiscal year ended December 31, 2008 (an increase of $834,151 or 101.2%).

During the year ended December 31, 2009, we incurred other expense of $1,149,420, compared to other expense of $234,297 during the year ended December 31, 2008 (an increase of $915,123). The variance for year ended December 31, 2009, compared to the year ended December 31, 2008 resulted primarily from the change in the fair value of the Company's derivative liabilities which was a gain of $116,912 in 2008, as compared to a loss in 2009 of $343,259. Additionally, for the year ended December 31, 2009, we incurred interest expense of $751,917 as compared to $316,409 for the year ended December 31, 2008, an increase of $435,508 or 137.6% primarily attributable to the recording of interest and related penalties incurred of approximately $346,000 on the Company's delinquent and outstanding sales, payroll and other taxes due as of December 31, 2009 of approximately $3.23 million.

For the year ended December 31, 2009, our loss was approximately $2,802,000 compared to $1,097,000 for the year ended December 31, 2008

During fiscal year ended December 31, 2009, we recorded a deemed and cumulative preferred stock dividend of $100,880 compared to $77,476 during fiscal year ended December 31, 2008, which is related to our Series A Preferred Stock.

We reported a net loss attributable to common shareholders of approximately $2,903,000 for fiscal year ended December 31, 2009 as compared to $1,174,000 for fiscal year ended December 31, 2008. This translates to a loss per common share available to shareholders of $0.04 and $0.03 for fiscal years ended December 31, 2009 and 2008, respectively.

We recorded an unrealized foreign currency translation gain (loss) of $(481,025) and $473,758 for the years ended December 31, 2009 and 2008, respectively. This resulted in a comprehensive net loss during fiscal year ended December 31, 2009 of approximately $3,283,000 as compared to $623,000 during fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2009 and 2008, we had cash balances of $21,813 and $25,676, respectively. These funds are located in financial institutions located as follows:

                                         DECEMBER 31, 2009     DECEMBER 31, 2008
                                         -----------------     -----------------
Country:
United States .......................    $ 2,745     12.6%     $22,649     88.2%
Brazil ..............................     19,068     87.4%       3,027     11.8%
                                         -------    ------     -------    ------
Total cash and cash equivalents .....    $21,813    100.0%     $25,676    100.0%
                                         =======    ======     =======    ======

As of December 31, 2009, our current assets were $828,352 and our current liabilities were $6,991,849, which resulted in a working capital deficit of $6,163,497. As of December 31, 2009, our total assets were $1,329,458 consisting of: (i) $21,813 in cash; (ii) $448,033 in prepaid expenses and other current assets; (iii) $358,506 in accounts receivable; (iv) $33,405 in net software development costs; and (v) $467,701 in net property and equipment. As at December 31, 2009, our total assets were $1,329,458 compared to $1,284,033 at December 31, 2008.

As of December 31, 2009, our total liabilities were $8,723,045 consisting of:
(i) $4,363,678 in total accounts payable and accrued expenses(including $3,224,000 for delinquent sales, payroll and other taxes, penalties and interest); (ii) $572,722 due to related parties; (iii) $220,679 in convertible loan to related party; (iv) $419,462 in loan payable to related party; (v) $795,705 in current portion of loans payable; (vi) $1,696 in warrant liability;
(vii) $1,348,157 in convertible feature liability; (viii) $63,246 in long-term loans payable; and (ix) $937,700 in deferred gain on sale of minority interest in subsidiary. As at December 31, 2009, our total liabilities were $8,723,045 compared to $5,458,442 at December 31, 2008.

Our stockholders' deficit increased from $4,174,409 at December 31, 2008 to $7,393,587 at December 31, 2009 principally due to the net loss incurred in fiscal 2009 of approximately $2.8 million.

For the year ended December 31, 2009, net cash flow used in operating activities was $95,984 compared to $919,011 for the year ended December 31, 2008. For the year ended December 31, 2009, net cash used in operating activities of $95,984 primarily consisted of our net loss of $2,802,351, the add back of non-cash items including a loss from derivative liabilities of $343,259, depreciation and amortization of $263,857, and the amortization of software maintenance costs of $114,491, and changes in operating assets and liabilities such as a decrease in accounts receivable of $125,004, an increase in accounts payable of accrued expenses (short-term) of $340,925 and accounts payable of accrued expenses (long-term) of $1,258,844, and an increase in amounts due to related parties of $269,596 offset by an increase in prepaid expense and other current assets of ($63,853). For the year ended December 31, 2008, net cash used in operating activities of $919,011 primarily consisted of our net loss of $1,096,642, the add back of non-cash items including a gain from derivative liabilities of ($116,912), depreciation and amortization of $464,117, deposit on sale of 45% of our interest in Transax Limited ($20,000), and change in operating assets and liabilities such as an increase in prepaid expense and other current assets of ($86,824), an increase in accounts payable and accrued expenses (short-term and long-term) of $7,099 and a decrease in due to related parties of $102,926.

For the year ended December 31, 2009, net cash flows used in investing activities amounted to ($154,042) and related to the acquisition of property and equipment as compared to net cash provided by investing activities of $909,356 for the year ended December 31, 2008. During the year ended December 31, 2008, we received proceeds of $937,700 from the sale of a minority interest ownership (45%) in Transax Limited offset by the acquisition of property and equipment of $28,344.

Net cash flows provided by financing activities for the year ended December 31, 2009 were $243,130 compared to net cash flows used in financing activities of $9,674 for the year ended December 31, 2008. For the year ended December 31, 2009, cash provided by financing activities was attributable to $242,306 in proceeds from loans and proceeds of $80,000 from related party loans offset by the payment of capital lease obligations of $79,176. For the year ended December 31, 2008, cash used in financing activities was attributable to $215,326 in proceeds from loans offset by the repayment of convertible debt of $225,000.

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

YA GLOBAL INVESTMENTS ("YA GLOBAL")

On January 13, 2006, we entered into an Investment Agreement with YA Global (collectively, the "Parties"), pursuant to which we sold YA Global up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the "Series A Preferred Shares") for a total price of up to $1,600,000. The Series A Preferred Shares is is convertible, at YA Global's discretion, into shares of our common stock.

In connection with the Investment Agreement, the Parties entered into an Investor Registration Rights Agreement, dated January 13, 2006; the Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheet for non-performance under that agreement. Certain covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of YA Global (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, SB-2, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

During the year ended December 31, 2008, we issued 17,735,978 shares of our common stock to YA Global in connection with the conversion of 870 shares of Series A Preferred Stock. During fiscal 2009, we issued 5,033,333 shares of our common stock to YA Global upon conversion of 50 shares of Series A preferred stock. Subsequent to the year ended December 31, 2009, we issued 4,260,204 shares of our common stock to YA Global upon conversion of 167 shares of Series A preferred stock. See "PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES".

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

MATERIAL COMMITMENTS

CONVERTIBLE LOANS - RELATED PARTY

A material liability for us at December 31, 2009 is the aggregate principal amount of $175,000 and $45,679 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of the date of this annual report, the Convertible Promissory Notes are deemed in default and due on demand. On August 5, 2009, we entered into a settlement agreement with Carlingford Investments Limited, ("Carlingford"), regarding the settlement of an aggregate amount of $60,000 of interest payable due and owing to Carlingford by issuing 30,000,0000 common shares.

LOAN - RELATED PARTY

A material liability for us at December 31, 2009 is the aggregate amount of $419,462 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month and are currently due on demand. For the year ended December 31, 2009 and 2008, we incurred $23,917 and $21,011, respectively, in interest related to these loans. At December 31, 2009 and 2008, $94,632 and $86,901 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $419,462 and $399,709, respectively. During the year ended December 31, 2009, we borrowed $80,000 which was used for working capital purposes.

CONSULTING AGREEMENT

A material liability for us at December 31, 2009 is the amounts due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the year ended December 31, 2009 and 2008, we incurred $211,078 and $215,727, respectively, in management fees. At December 31, 2009 and 2008, $492,757 and $274,646 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

ACCRUED TAXES AND RELATED EXPENSES

Since 2000, we have been deficient in the payment of Brazilian sales, payroll and other taxes. At December 31, 2009 and 2008, these deficiencies, plus interest and penalties, amounted to approximately $3,224,000 and $1,180,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company's request was granted by the government on November 16, 2009. The monthly amount to be paid for the taxes due has not yet been determined by the government.

MEDLINK CONNECTIVIDADE LOAN PAYABLE AND OTHER LOANS PAYABLE

At December 31, 2009, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil. The Brazil loans require monthly installment payments, bear interest at rates ranging from 28% to 42% per annum, are secured by certain receivables of Medlink Connectividade, and are due through July 2011. As of December 31, 2009 and December 31, 2008, the loans payable to these financial institutions and others aggregated approximately $860,000 and $664,000, respectively.

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

Under the criteria set forth in Accounting Standards Codification Topic 985, "Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB established the Accounting Standards Codification ("ASC") as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification had no impact on the Company's results of operations or financial position.

The Company adopted FASB ASC 815-10-65, which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company's Consolidated Financial Statements.

The Company adopted FASB ASC 810-10-65 which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net earnings attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company's Consolidated Financial Statements.

The Company adopted FASB ASC 805-10, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

The Company adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company's Consolidated Financial Statements.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The adoption of this standard did not have a material effect on the preparation of the Company's consolidated financial statements.

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which was subsequently codified within ASC 855, "Subsequent Events." The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard did not have a material impact on the Company's results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities ("VIEs"). The standard amends current consolidation guidance and requires additional disclosures about an enterprise's involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In October 2009, the FASB concurrently issued the following ASC Updates:

o ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

o ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable for smaller reporting companies

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management, including Stephen Walters, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of December 31, 2009, due to material weaknesses that we identified in internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, our management determined that material weaknesses existed as outlined below. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. Therefore, our internal controls over financial reporting were not effective as of December 31, 2009.

Management identified material weaknesses. Management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of December 31, 2009, and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2009. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

   o We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

NAME                  AGE      POSITION WITH THE COMPANY
--------------------------------------------------------------------------------
Stephen Walters        51      President, Chief Executive Officer and a Director
Laurie Bewes           57      Director
Adam Wasserman         45      Chief Financial Officer

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

LAURIE BEWES: Mr. Bewes currently is a director of Transax. Mr. Bewes hold a Bachelor of Business Administration and is a member of the Australian Institute of Company Directors. His business background over the past twenty (20) years includes joint ventures, business development, mergers, infrastructure privatization and start-ups across South America (Argentina and Brazil), Asia (Indonesia, Singapore and Malaysia) and Australia/New Zealand. Mr. Bewes has worked in various senior executive positions for companies such as P & O, ANL and TNT.

ADAM WASSERMAN has served as our Chief Financial Officer since February 2005 under the terms of the consulting agreement with his firm, CFO Oncall, Inc. Mr. Wasserman devotes a portion of his time to our company. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the chief financial officer of Gold Horse International, Inc. since July 2007. Mr. Wasserman has also served as the chief financial officer of Explorations Group Inc. (January 2002 until December 2005), Colmena Corp. (May 2003 until June 2004), China Wind Systems, Inc. (November 2007 to December
2008), Genesis Pharmaceuticals Enterprises, Inc. (October 2001 until October
2007), and other companies, all client companies of CFO Oncall, Inc. From June 1991 to November 1999 he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is a director, treasurer and executive board member of Gold Coast Venture Capital Association.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009. The value attributable to any option awards is computed in accordance with FAS 123R.

                                         SUMMARY COMPENSATION TABLE
                                         --------------------------
                                                          NON-EQUITY
                                                          INCENTIVE     NONQUALIFIED  ALL
NAME AND            YEAR                  STOCK   OPTION  PLAN          DEFERRED      OTHER
PRINCIPAL                 SALARY   BONUS  AWARDS  AWARDS  COMPENSATION  COMPENSATION  COMPENSATION  TOTAL
POSITION                  ($)      ($)    ($)     ($)     ($)           EARNINGS ($)  ($)           ($)
(A)                 (B)   (C)      (D)    (E)     (F)     (G)           (H)           (I)           (J)
------------------  ----  -------  -----  ------  ------  ------------  ------------  ------------  -------
Stephen Walters     2009        0      0       0       0             0             0       211,079  211,079
President, CEO,     2008        0      0       0       0             0             0       215,727  215,727
Director

Laurie Bewes,       2009        0      0       0       0             0             0        12,000   12,000
Director            2008        0      0       0       0             0             0         6,000    6,000

Adam Wasserman(3)   2009        0      0       0       0             0             0        50,135   50,135
Chief financial     2008        0      0       0       0             0             0        47,360   47,360
officer

Americao de Castro  2009  200,000      0       0       0             0             0             0  200,000
President of        2008  164,000      0       0       0             0             0             0  164,000
Medlink

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

                                                                                                              EQUITY
                                                                                                              INCENTIVE
                                                                                                              PLAN
                                                                                                  EQUITY      AWARDS:
                                                                                         MARKET   INCENTIVE   MARKET
                                                                                NUMBER   VALUE    PLAN        OR
                                          EQUITY                                OF       OF       AWARDS:     PAYOUT
                                          INCENTIVE                             SHARES   SHARES   NUMBER OF   VALUE OF
                                          PLAN                                  OR       OR       UNEARNED    UNEARNED
                                          AWARDS:                               UNITS    UNITS    SHARES,     SHARES,
            NUMBER OF     NUMBER OF       NUMBER OF                             OF       OF       UNITS OR    UNITS OR
            SECURITIES    SECURITIES      SECURITIES                            STOCK    STOCK    OTHER       OTHER
            UNDERLYING    UNDERLYING      UNDERLYING                            THAT     THAT     RIGHTS      RIGHTS
            UNEXERCISED   UNEXERCISED     UNEXERCISED   OPTION                  HAVE     HAVE     THAT HAVE   THAT
            OPTIONS       OPTIONS         UNEARNED      EXERCISE   OPTION       NOT      NOT      NOT         HAVE NOT
            (#)           (#)             OPTIONS       PRICE      EXPIRATION   VESTED   VESTED   VESTED      VESTED
NAME        EXERCISABLE   UNEXERCISABLE   (#)           ($)        DATE         (#)      ($)      (#)         (#)
(A)         (B)           (C)             (D)           (E)        (F)          (G)      (H)      (I)         (J)
---------   -----------   -------------   -----------   --------   ----------   ------   ------   ---------   ---------
Stephen
Walters         400,000               -             -       0.15      5/05/10        -        -           -           -
                100,000               -             -       0.15     12/25/10        -        -           -           -
                150,000               -             -       0.15      8/17/11        -        -           -           -
                300,000               -             -       0.06     11/24/12        -        -           -           -

Laurie
Bewes           175,000               -             -       0.15      5/05/10        -        -           -           -
                 50,000               -             -       0.15     12/25/10        -        -           -           -
                 75,000               -             -       0.15      8/17/11        -        -           -           -
                100,000               -             -       0.06     11/24/12        -        -           -           -

Americo
de Castro        50,000               -             -       0.15      5/05/10        -        -           -           -

Adam            150,000               -             -       0.15      5/05/10        -        -           -           -
Wasserman       100,000               -             -       0.06     11/24/12        -        -           -           -

COMPENSATION OF DIRECTORS

In 2009 and 2008, we paid a directors fee of $12,000 and $6,000 to Laurie Bewes, respectively.

EMPLOYMENT AND CONSULTING AGREEMENTS

WALTERS CONSULTING AGREEMENT

We entered into a month-to-month consulting services agreement with Stephen Walters, our President/Chief Executive Officer (the "Walters Consulting Agreement"). On July 1, 2007, our Board of Directors approved an amendment to the Walters Consulting Agreement to increase the compensation from $15,000 per month to $17,500 per month. Pursuant to the terms and provisions of the Walters Consulting Agreement: (i) Mr. Walters provides managerial services to us; and
(ii) Mr. Walters shall be paid a monthly fee of $17,500 plus reimbursement of expenses. Mr. Walters derived remuneration from us as compensation under the terms and provisions of the Walters Consulting Agreement. During fiscal years ended December 31, 2009 and 2008, $211,079 and $215,727 was incurred by us to Mr. Walters for management and consulting services rendered. At December 31, 2009 and 2008, $492,757 and $274,646 in management fees and other expenses are due and owing to Mr. Walters.

WASSERMAN FINANCIAL SERVICES AGREEMENT

Mr. Wasserman has served as our chief financial officer since February 2005. Compensation for Mr. Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer. Mr. Wasserman works for us on a part-time basis pursuant to an agreement with CFO Oncall. Pursuant to the terms of this engagement letter, CFO Oncall is paid a monthly retainer fee of $2,500 plus hourly fees at a standard rate of $95 per hour for services performed. Mr. Wasserman agreed to act as our Chief Financial Officer and principal accounting office. During fiscal year ended December 31, 2009 and 2008, fees amounted to $50,135 and $47,360, respectively. As at December 31, 2009 and 2008, $67,965 and
$28,480 in fees is due and owing to CFO Oncall.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 91,662,293 shares of common stock issued and outstanding.

NAME AND ADDRESS OF                             NUMBER OF            PERCENTAGE
BENEFICIAL OWNER(1)                          SHARES OWNED(1)         OF CLASS(1)
--------------------------------------------------------------------------------

DIRECTORS AND OFFICERS:

Stephen Walters .........................     44,478,076 (2)(6)         48.53%
Bali View Block A4/7
Jl. Cirendeu Raya 40 Jakarta Selatan
13419 Indonesia

Laurie Bewes ............................        633,333 (3)             0.69%
429 Willawrong Road
Caringbah, Australia NSW 2229

Adam Wasserman ..........................        250,000 (4)               *
1643 Royal Grove Way
Weston, Florida 33327

All executive officers and directors ....     45,361,409 (5)            49.22%
as a group (4 persons), including
holdings of Carlingford Investments
Limited

MAJOR SHAREHOLDERS:

Carlingford Investments Limited .........     40,593,257 (6)            44.29%
80 Raffles Place
#16-20 UOB Plaza II
Singapore 048624

* Less than one percent.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 91,662,293 shares issued and outstanding.

(2) This figure includes: (i) 2,934,819 shares of common stock held of record by Mr. Walters; (ii) an assumption of the exercise by Mr. Walters of 400,000 Stock Options to acquire 400,000 shares of common stock at $0.15 per share expiring on May 5, 2010; (iii) an assumption of the exercise by Mr. Walters of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.15 per share expiring on December 25, 2010; (iv) an assumption of the exercise by Mr. Walters of 150,000 Stock Options to acquire 150,000 shares of common stock at $0.15 per share expiring on August 17, 2011; and (v) an assumption of the exercise by Mr. Walters of 300,000 Stock Options to acquire 300,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

(3) This figure includes: (i) 233,333 shares of common stock held of record;
(ii) an assumption of the exercise by Mr. Bewes of 175,000 Stock Options to acquire 175,000 shares of common stock at $0.15 per share expiring on May 5, 2010; (iii) an assumption of the exercise by Mr. Bewes of 50,000 Stock Options to acquire 50,000 shares of common stock at $0.15 per share expiring on December 25, 2010; (iv) an assumption of the exercise by Mr. Bewes of 75,000 Stock Options to acquire 75,000 shares of common stock at $0.15 per share expiring on August 17, 2011; and (v) an assumption of the exercise by Mr. Bewes of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

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

(5) This figure includes: (i) 43,761,409 shares of common stock held of record; and (ii) an assumption of the exercise of an aggregate of 1,600,000 Stock Options to acquire 1,600,000 shares of common stock.

(6) This figure includes: (i) 40,593,257 shares of common stock held of record by Carlingford Investments Limited, over which Mr. Walters has sole voting and disposition rights;

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2009, we incurred approximately $57,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements and for the review of our financial statements for each quarter.

During fiscal year ended December 31, 2008, we incurred approximately $ 60,400 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements and for the review of our financial statements for each quarter.

During fiscal years ended December 31, 2009 and 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for any non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

                                       TRANSAX INTERNATIONAL LIMITED

Dated: April 15, 2010                  By: /s/ STEPHEN WALTERS
                                       --------------------------------
                                       Stephen Walters, President/Chief
                                       Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                          Date
     ---------                         -----                          ----

/s/ Stephen Walters     Chief Executive Officer and Director      April 15, 2010
-------------------
Stephen Walters


/s/ Adam Wasserman      Chief Financial Officer and Principal     April 15, 2010
------------------      Accounting Officer
Adam Wasserman


/s/ Laurie Bewes        Director                                  April 15, 2010
----------------
Laurie Bewes

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets:
         As of December 31, 2009 and 2008....................................F-3

     Consolidated Statements of Operations and Comprehensive Loss:
         For the Years Ended December 31, 2009 and 2008......................F-4

     Consolidated Statements of Changes in Stockholders' Deficit:
         For the Years Ended December 31, 2009 and 2008......................F-5

     Consolidated Statements of Cash Flows:
         For the Years Ended December 31, 2009 and 2008......................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Transax International Limited.

We have audited the accompanying consolidated balance sheets of Transax International Limited and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transax International Limited and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $17.2 million, a working capital deficiency of approximately $6.2 million and a stockholders' deficiency of approximately $7.4 million at December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /S/ MSPC
                                  MSPC Certified Public Accountants and Advisors A Professional Corporation

New York, New York
April 14, 2010

                                  TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                                                    December 31,    December 31,
                                                                                    ------------    ------------
                                                                                        2009            2008
                                                                                    ------------    ------------
                                      ASSETS
CURRENT ASSETS:
  Cash ..........................................................................   $     21,813    $     25,676
  Accounts receivable, net ......................................................        358,506         374,539
  Prepaid expenses and other current assets .....................................        448,033         279,080
                                                                                    ------------    ------------

     TOTAL CURRENT ASSETS .......................................................        828,352         679,295

SOFTWARE DEVELOPMENT COSTS, net .................................................         33,405         147,896
PROPERTY AND EQUIPMENT, net .....................................................        467,701         456,842
                                                                                    ------------    ------------

     TOTAL ASSETS ...............................................................   $  1,329,458    $  1,284,033
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of loans payable ..............................................   $    795,705    $    663,854
  Current portion of capital lease obligations ..................................              -          30,943
  Accounts payable and accrued expenses .........................................      2,695,728       1,748,187
  Deferred gain on sale of minority interest in subsidiary ......................        937,700         937,700
  Due to related parties ........................................................        572,722         303,126
  Warrant liability .............................................................          1,696           3,321
  Convertible feature liability .................................................      1,348,157       1,007,472
  Loans payable - related party .................................................        419,462         306,218
  Convertible loan - related party ..............................................        220,679         259,679
                                                                                    ------------    ------------

     TOTAL CURRENT LIABILITIES ..................................................      6,991,849       5,260,500

LOANS PAYABLE, NET OF CURRENT PORTION ...........................................         63,246               -
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION ................................              -          37,102
ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET OF CURRENT PORTION ...................      1,667,950         160,840
                                                                                    ------------    ------------

     TOTAL LIABILITIES ..........................................................      8,723,045       5,458,442
                                                                                    ------------    ------------

Commitments and contingent liabilities

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, no par value; 16,000 shares authorized;
   14,410 and 14,460 shares issued and outstanding at December 31, 2009 and 2008,
   respectively; liquidation preference $1,441,000 at December 31, 2009 .........      1,325,039       1,330,039
  Common stock $.00001 par value; 100,000,000 shares authorized;
   87,402,089 and 52,368,756 shares issued and outstanding at December 31, 2009
   and December 31, 2008, respectively ..........................................            874             524
  Paid-in capital ...............................................................      8,474,832       8,405,984
  Accumulated deficit ...........................................................    (17,212,428)    (14,410,077)
  Accumulated other comprehensive income ........................................         18,096         499,121
                                                                                    ------------    ------------

     TOTAL STOCKHOLDERS' DEFICIT ................................................     (7,393,587)     (4,174,409)
                                                                                    ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ................................   $  1,329,458    $  1,284,033
                                                                                    ============    ============

                         See accompanying notes to the consolidated financial statements.
                                                       F-3

                      TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                                 For the Years Ended
                                                                     December 31,
                                                             ----------------------------
                                                                 2009            2008
                                                             ------------    ------------
REVENUES .................................................   $  4,289,523    $  6,119,046
                                                             ------------    ------------

OPERATING EXPENSES:
  Cost of product support services .......................      2,035,450       2,752,757
  Compensation and related benefits ......................      1,819,918       1,701,001
  Professional fees ......................................         57,406         108,990
  Management and consulting fees - related parties .......        273,214         299,087
  Investor relations .....................................          2,000           1,000
  Depreciation and amortization ..........................        263,857         265,278
  General and administrative .............................      1,490,609       1,809,713
                                                             ------------    ------------

     TOTAL OPERATING EXPENSES ............................      5,942,454       6,937,826
                                                             ------------    ------------

LOSS FROM OPERATIONS .....................................     (1,652,931)       (818,780)
                                                             ------------    ------------

OTHER INCOME (EXPENSES):
  Foreign currency exchange gain (loss) ..................         (9,327)          7,268
  Gain (loss) from derivative liabilities ................       (343,259)        116,912
  Interest expense,net ...................................       (751,917)       (316,409)
  Interest expense - related party .......................        (44,917)        (42,068)
                                                             ------------    ------------

     TOTAL OTHER INCOME (EXPENSES) .......................     (1,149,420)       (234,297)
                                                             ------------    ------------

LOSS BEFORE INCOME TAXES .................................     (2,802,351)     (1,053,077)

PROVISION FOR INCOME TAXES ...............................              -         (43,565)
                                                             ------------    ------------

NET LOSS .................................................     (2,802,351)     (1,096,642)

CUMULATIVE PREFERRED STOCK DIVIDENDS .....................       (100,880)        (77,476)
                                                             ------------    ------------

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS ................   $ (2,903,231)   $ (1,174,118)
                                                             ============    ============

COMPREHENSIVE LOSS:
  NET LOSS ...............................................   $ (2,802,351)   $ (1,096,642)

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized foreign currency translation gain (loss) ..      (481,025)        473,758
                                                             ------------    ------------

  COMPREHENSIVE LOSS .....................................   $ (3,283,376)   $   (622,884)
                                                             ============    ============

NET LOSS PER COMMON SHARE:
  BASIC ..................................................   $      (0.04)   $      (0.03)
                                                             ============    ============
  DILUTED ................................................   $      (0.04)   $      (0.03)
                                                             ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC ..................................................     68,568,025      43,869,691
                                                             ============    ============
  DILUTED ................................................     68,568,025      43,869,691
                                                             ============    ============

             See accompanying notes to the consolidated financial statements.
                                            F-4

                                      TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                      For the Years Ended December 31, 2009 and 2008
                                                                                              Accumulated
                              Series A                                                           Other
                          Preferred Stock         Common Stock                                  Compre-        Total
                       ---------------------   ------------------   Paid-in     Accumulated     hensive    Stockholders'
                       Shares       Amount       Shares    Amount   Capital       Deficit       Income        Deficit
                       -------   -----------   ----------  ------  ----------  ------------   -----------  -------------
BALANCE,
 DECEMBER 31, 2007 ..   15,330   $ 1,417,039   34,632,778  $  346  $8,013,632  $(13,313,435)  $    25,363  $  (3,857,055)

Common stock issued
 for preferred stock      (870)      (87,000)  17,735,978     178      86,822             -             -              -

Derivative liability
 reclassified to
 paid-in capital ....        -             -            -       -     305,530             -             -        305,530

Grant of stock
 options and warrants
 for services .......        -             -            -       -           -             -             -              -

Comprehensive Loss:
 Net loss for period         -             -            -       -           -    (1,096,642)            -              -

 Foreign currency
  translation
  adjustments .......        -             -            -       -           -             -       473,758              -

 Total comprehensive
  loss ..............        -             -            -       -           -             -             -       (622,884)
                       -------   -----------   ----------  ------  ----------  ------------   -----------  -------------

BALANCE,
 DECEMBER 31, 2008 ..   14,460     1,330,039   52,368,756     524   8,405,984   (14,410,077)      499,121     (4,174,409)

Common stock issued
 for preferred stock       (50)       (5,000)   5,033,333      50       4,950             -             -              -

Derivative liability
 reclassified to
 paid-in capital ....        -             -            -       -       4,198             -             -          4,198

Common stock issued
 for accrued interest
 - related party ....        -             -   30,000,000     300      59,700             -             -         60,000

Comprehensive Loss:
 Net loss for period         -             -            -       -           -    (2,802,351)            -              -

 Foreign currency
  translation
  adjustments .......        -             -            -       -           -             -      (481,025)             -

 Total comprehensive
  loss ..............        -             -            -       -           -             -             -     (3,283,376)
                       -------   -----------   ----------  ------  ----------  ------------   -----------  -------------

BALANCE,
 DECEMBER 31, 2009 ..   14,410   $ 1,325,039   87,402,089  $  874  $8,474,832  $(17,212,428)  $    18,096  $  (7,393,587)
                       =======   ===========   ==========  ======  ==========  ============   ===========  =============

                             See accompanying notes to the consolidated financial statements.
                                                           F-5

                         TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           For the Years
                                                                         Ended December 31,
                                                                     -------------------------
                                                                         2009         2008
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................  $(2,802,351)  $(1,096,642)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization ...................................      263,857       265,278
  Amortization of software maintenance costs ......................      114,491       199,167
  Deposit on sale of 45% interest in subsidiary applied to
   professional fees ..............................................            -       (20,000)
  Loss (gain) from derivative liabilities .........................      343,259      (116,912)
  Foreign currency exchange (gain) loss ...........................        9,327        (7,268)
Changes in assets and liabilities:
  Accounts receivable .............................................      125,004        (6,524)
  Prepaid expenses and other current assets .......................      (63,853)      (86,824)
  Other assets ....................................................            -         4,800
  Accounts payable and accrued expenses ...........................      340,925        79,264
  Accrued interest payable, related party .........................       44,917        42,069
  Due to related parties ..........................................      269,596      (102,926)
  Accounts payable and accrued expenses - long-term ...............    1,258,844       (72,493)
                                                                     -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES .............................      (95,984)     (919,011)
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of minority interest in subsidiary ...........            -       937,700
  Acquisition of property and equipment ...........................     (154,042)      (28,344)
                                                                     -----------   -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...............     (154,042)      909,356
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans .............................................      242,306       215,326
  Proceeds from loans payable - related party .....................       80,000             -
  Repayment of convertible debt ...................................            -      (225,000)
  Payment of capital lease obligations ............................      (79,176)            -
                                                                     -----------   -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............      243,130        (9,674)
                                                                     -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...........................        3,033      (130,933)
                                                                     -----------   -----------

NET DECREASE IN CASH ..............................................       (3,863)     (150,262)

CASH, BEGINNING OF YEAR ...........................................       25,676       175,938
                                                                     -----------   -----------

CASH, END OF YEAR .................................................  $    21,813   $    25,676
                                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ..........................................  $   360,892   $   281,608
                                                                     ===========   ===========
  Cash paid for income taxes ......................................  $         -   $         -
                                                                     ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock converted to common stock ..............  $     5,000   $    87,000
                                                                     ===========   ===========
  Derivative liability reclassified to equity upon conversion .....  $     4,198   $   305,530
                                                                     ===========   ===========
  Issuance of common stock for accrued interest - related party ...  $    60,000   $         -
                                                                     ===========   ===========

                See accompanying notes to the consolidated financial statements.
                                              F-6

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Pink Sheet market under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

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

On March 26, 2008, the Company executed a stock purchase and option agreement (the "Agreement") with Engetech, Inc., a Turks & Caicos corporation (the "Buyer") controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., ("MTI") a Mauritius corporation. The Agreement is currently in default and the Company continues to renegotiate this contract while seeking additional potential buyers for Medlink Conectividade (See Note 8).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the Company and its 55% owned subsidiary Transax Limited, and Transax Limited's wholly-owned subsidiaries Medlink Conectividade, and MTI. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company recorded 100% of its Transax Limited losses incurred in 2009 and 2008 due to the minority stockholder has no legal obligation to reimburse the company for such losses.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the allowance for doubtful accounts on accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, and the assumptions used to calculate stock-based compensation and derivative liabilities.

Fair Value Measurements

On January 1, 2009, we implemented new accounting guidance, ASC 820, fair Value Measurements and Disclosures, on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The new guidance requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy and describes three levels of inputs that may be used to measure fair value as follows:

      Level 1- inputs which include quoted prices in active markets for identical assets or liabilities;

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amounts of financial instruments reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The carrying value of debt approximates fair value based on prevailing borrowing rates currently available for loans of similar terms and maturities. The Company uses Level 3 inputs to value its derivative liabilities.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The following table reflects gains and losses for the year 2009 for all financial assets and liabilities categorized as Level 3 as of December 31, 2009.

    Liabilities:
    Balance of derivative liabilities as of January 1, 2009 .   $ 1,010,793
    Reclassification of derivative liabilities to paid-in
      capital upon conversion ...............................        (4,198)
    Change the in fair value of derivative liabilities (a) ..       343,259
                                                                -----------
    Balance of derivative liabilities as of December 31, 2009   $ 1,349,853
                                                                ===========

   (a) The Company calculates the fair value of the conversion features on the convertible preferred stock and warrants, as these conversion features on the convertible preferred stock and warrants have been treated as a derivative liability since their initial issuance dates (See Note 7).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and 2008.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2009 and 2008, the allowance for doubtful accounts was $0.

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

The Company had revenues from two and three major customers during the years ended December 31, 2009 and 2008 that accounted for approximately 75%, or $3,219,000 and 88%, or $5,410,000 of the revenues, respectively. For the year ended December 31, 2009, the two major customers accounted for 62% and 13% of net revenues, respectively. For the year ended December 31, 2008, the three major customers accounted for 38%, 40% and 10% of net revenues, respectively. At December 31, 2009, the same major customers accounted for 62% and 13%, respectively, of the total accounts receivable balance outstanding. At December 31, 2008, the three major customers accounted for 18%, 48% and 12%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States of America and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of December 31, 2009, bank deposits in the United States of America did not exceed federally insured limits of $250,000. At December 31, 2009, the Company had deposits of $19,068 in banks in Brazil which is not insured. Historically, we have not experienced any losses on our deposits of cash.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended December 31, 2009 and 2008.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

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

The Company has adopted the accounting standard related to the accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Management believes its exposure to uncertain tax positions as of December 31, 2009 is immaterial. The Company's tax returns for the years 2006 and beyond are subject to audit.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real ("R$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash for the year ended December 31, 2009 and 2008 was $3,033 and ($130,933), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2009 and 2008 were translated at
1.7412 R$ to $1.00 and at 2.3375 R$ to $1.00, respectively. Equity accounts are translated at their historical rate. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars and are included in determining net loss.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Substantially all of the Company's revenues are derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers. The Company's software or hardware devices containing the Company's software are installed at the healthcare provider's location. The Company offers transaction services to authorize and adjudicate the identity of the patient and obtains "real time" approval for any necessary medical procedure from the insurance carrier. The Company's transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed for the contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed

Accounting for Conversion Features and Warrants issued with Preferred Stock

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

In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered "conventional." Conventional convertible debt is defined as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. Management determined that the Series A convertible preferred stock was not conventional as defined.

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at December 31, 2009 and 2008.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

Basic loss per common share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants and options (using the treasury stock method). The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

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

                                                   Year ended
                                                  December 31,
                                          -----------------------------
                                              2009             2008
                                          -------------   -------------
         Stock options ................       1,950,000       2,375,000
         Stock warrants ...............       5,000,000       7,402,500
         Convertible debt-related party       1,400,000       1,400,000
         Convertible preferred stock ..     900,625,000   2,892,000,000
                                          -------------   -------------
              Total ...................     908,975,000   2,903,177,500
                                          =============   =============

These common stock equivalents may be dilutive in the future. However, the Company's authorized number of shares of common stock is limited to 100,000,000 common shares and 87,402,089 were outstanding at December 31, 2009; only 12,597,911 additional shares are authorized for issuance as of that date.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the share-based payment topic 718 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification. This FASB Accounting Standards Codification requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). The FASB Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Advertising

Advertising costs are expensed when incurred. For the year ended December 31, 2009 and 2008, advertising expense was deemed to be not material.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

The Company follows the accounting standards related to reporting comprehensive income (loss) to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders' equity (deficit), except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2009 and 2008 included net loss and unrealized foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the years ended December 31, 2009 and 2008, research and development costs were immaterial.

Related Parties

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009, subsequent events were evaluated by the Company through April 14, 2010 , the date on which the consolidated financial statements at and for the year ended December 31, 2009, were available to be issued.

Recently Issued Accounting Pronouncements

In June 2009, FASB established the Accounting Standards Codification ("ASC") as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification had no impact on the Company's results of operations or financial position.

The Company adopted FASB ASC 815-10-65, which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company's Consolidated Financial Statements.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted FASB ASC 810-10-65 which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net earnings attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company's Consolidated Financial Statements.

The Company adopted FASB ASC 805-10, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

The Company adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company's Consolidated Financial Statements.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The adoption of this standard did not have a material effect on the preparation of the Company's consolidated financial statements.

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which was subsequently codified within ASC 855, "Subsequent Events." The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard did not have a material impact on the Company's results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities ("VIEs"). The standard amends current consolidation guidance and requires additional disclosures about an enterprise's involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company's results of operations or financial position.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB concurrently issued the following ASC Updates:

o ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

o ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $17,212,428, and has a stockholders' deficit of $7,393,587 and a working capital deficit of $6,163,497 at December 31, 2009. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian sales, payroll, and other taxes. At December 31, 2009 and 2008, these deficiencies (including interest and penalties) amounted to approximately $3,224,000 and $1,180,000, respectively. This tax liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheets. Additionally, the Company had sold 45% of its operating subsidiary and the Buyer had an option to acquire the remaining 55%. However, the Buyer has defaulted on payments and the Company is renegotiating with the Buyer and its assignee to restructure the contract or is seeking additional buyers.

At December 31, 2009, the Company cannot determine the outcome of these negotiations. If the negotiations are successful, the Company may sell the remaining 55% of Transax Limited, at which point the Company will have no continuing operations. If the outcome of the negotiations is not successful, the Company will seize the 45% interest in its operating subsidiary and will seek to sell it to other buyers. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

                                               2009           2008
                                           -----------    -----------
          Computer Equipment ...........   $ 1,344,636    $ 1,251,416
          Software .....................       695,033        379,107
          Office Furniture and Equipment        23,682         18,045
          Vehicle ......................        79,272         59,050
          Other ........................         9,670         17,142
                                           -----------    -----------
                                             2,152,293      1,724,760
          Accumulated Depreciation .....    (1,684,592)    (1,267,918)
                                           -----------    -----------
                                           $   467,701    $   456,842
                                           ===========    ===========

For the years ended December 31, 2009 and 2008, depreciation expense amounted to $263,857 and $265,278, respectively.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Pursuant to accounting standards related to accounting for the costs of computer software to be sold, leased or otherwise marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. Capitalized software development costs consisted of the following at December 31, 2009 and 2008:

                                              2009         2008
                                           ---------    ---------
              Software development costs   $ 471,419    $ 471,419
              Accumulated amortization .    (438,014)    (323,523)
                                           ---------    ---------
                                           $  33,405    $ 147,896
                                           =========    =========

For the year ended December 31, 2009 and 2008, amortization of development costs amounted to $114,491 and $199,167, respectively, and has been included in cost of product support services on the accompanying consolidated statements of operations.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Loan- Related Party
-------------------------------

At December 31, 2009 and 2008, the Company had aggregate loans payable for $175,000 to Carlingford Investments Limited ("Carlingford"), a related party company whose officer is an officer of the Company. These loans are convertible into the Company's common stock at $0.125 per share (1,400,000 common shares). For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum computed at simple interest. At December 31, 2009 and 2008, interest due on these loans amounted to $45,679 and $84,679, respectively, and the aggregate principal amount due is $175,000. The Company and Carlingford entered into a settlement agreement dated August 5, 2009, regarding the settlement of an aggregate amount of $60,000 due and owing to Carlingford by the Company (see Note 7). During the year ended December 31, 2009 and 2008, the Company incurred $21,000 and $21,058, respectively, in interest expense related to these two loans. These two loans are in default and are currently under re-negotiation with the lender.

Due to Related Parties
----------------------

For the years ended December 31, 2009 and 2008, the Company incurred $211,079 and $215,727, respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company's board of directors agreed to pay this officer/director $17,500 per month. At December 31, 2009 and 2008, $492,757 and $274,646 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

For the years ended December 31, 2009 and 2008, the Company incurred $50,135 and $47,360, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees
- related party on the accompanying consolidated statements of operations. At December 31, 2009 and 2008, $67,965 and $28,480 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

For the years ended December 31, 2009 and 2008, the Company incurred $12,000 and $6,000, respectively, in director and consulting fees to a director of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statement of operations. At December 31, 2009 and 2008, $12,000 and $0 in these fees is payable to this director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

Loans Payable - Related Party
-----------------------------

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $164,830 and $162,116 at December 31, 2009 and 2008, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. This loan has not been repaid and is currently payable on demand. Additionally, during fiscal 2007 and during the year ended December 31, 2009, the Company borrowed $80,000 and $80,000 from this officer, respectively. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand. For the years ended December 31, 2009 and 2008, the Company incurred $23,917 and $21,011, respectively, in interest related to these loans. At December 31, 2009 and 2008, $94,632 and $64,102 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $419,462 and $306,218, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 6 - FINANCING ARRANGEMENTS

Loans Payable
-------------

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 28% to 42% per annum, are secured by certain receivables of Medlink Conectividade, and are due through July 2011. At December 31, 2009 and 2008, loans payable to these financial institutions aggregated $858,951 and $663,854, respectively.

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

In 2005, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the convertible debentures were not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheets. The gains and losses recorded from changes in the fair value of the liability for derivative contracts has been recorded as a component of other income/(expense) in the consolidated statements of operations. At the end of each reporting period and through May 15, 2008, the Company revalued the convertible feature of these derivative liabilities and the unexpired warrant. For the year ended December 31, 2008, the Company recorded a loss on valuation of this derivative liability and warrants of $41,939 (see Note 7). At May 15, 2008, pursuant to an agreement, the convertible debt was paid in cash. Accordingly, the remaining derivative liability at May 15, 2008 of $257,058 was reclassified to paid-in capital. As of December 31, 2008, all remaining debt was paid in full.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred stock
---------------

On January 13, 2006, the Company's Board of Directors approved the creation of 16,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations:

(a)   each share has a liquidation value of $100 per share and no par value;

(b) With respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation, the Series A Preferred Shares shall be senior to the common stock of the Company, par value $.00001 per share and senior to all other series of Preferred Shares (the "Junior Stock").

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

The Company is required to record the fair value of the ECF and warrants as a liability. At December 31, 2009 and 2008, the Company revalued the ECF and warrants resulting in (loss) gains on derivative liability of $(343,259) and $116,912 for the years ended December 31, 2009 and 2008, respectively.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

At December 31, 2009, the estimated fair value of the ECF and warrants were liabilities of $1,348,157 and $1,696, respectively. At December 31, 2008, the estimated fair value of the ECF and warrants were liabilities of $1,007,472 and $3,321, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of December 31, 2009 and 2008, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

                                          2009                   2008
                                   -----------------       -----------------
Dividend rate ...............              0%                     0%
Term (in years) .............      .75 to 1.00 years       .50 to 2.03 years
Volatility ..................             248%                   208%
Risk-free interest rate .....        0.20% - 0.47%           0.11% - 0.76%

For the years ended December 31, 2009 and 2008, the related gain (loss) from derivative liabilities is as follows:

                                         Convertible    Preferred
                                           debt (a)       stock         Total
                                         -----------    ---------     ---------
             2009
             ----
Loss from change in fair value
 of derivative liabilities ...........    $       -     $(343,259)    $(343,259)
                                          ---------     ---------     ---------

             2008
             ----
(Loss) gain from change in fair
 value of derivative liabilities .....    $ (41,939)    $ 158,851     $ 116,912
                                          ---------     ---------     ---------

(a) At the end of each reporting period and through May 15, 2008, the Company revalued the convertible feature of derivative liabilities and the unexpired warrant relating to a previously outstanding convertible debt. For the years ended December 31, 2008, the Company recorded a loss on valuation of the derivative liability and warrants of $41,939. At May 15, 2008, pursuant to an agreement with the investor, the convertible debt was payable in cash. Accordingly, the remaining derivative liability at May 15, 2008 of $257,058 was reclassified to paid-in capital. Prior to December 31, 2008, all remaining debt was paid in full.

Common Stock
------------

During fiscal year 2008, the Company issued 17,735,978 shares of its common stock upon conversion of 870 shares of Series A preferred stock.

During fiscal 2009, the Company issued 5,033,333 shares of its common stock upon conversion of 50 shares of Series A preferred stock.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

On August 6, 2009, the Board of Directors of the Company, pursuant to unanimous written consent, authorized and approved the execution of a debt settlement agreement whereby the Company issued 30,000,0000 shares of its restricted stock in settlement of $60,000 of outstanding interest. The Company and Carlingford, a related party, entered into a settlement agreement dated August 5, 2009, (the "Carlingford Settlement Agreement"), regarding the settlement of an aggregate amount of $60,000 due and owing to Carlingford by the Company relating to cash advances in the principal amount of $175,000 and accrued interest thereon (the "Debt"). Pursuant to the terms and provisions of the Carlingford Settlement
Agreement: (i) the Company agreed to partially settle $60,000 of the accrued interest by issuing to Carlingford an aggregate of 30,000,000 shares of its restricted Common Stock at the rate of $0.002 per share (which amount is based upon the weighted average close price of $0.002 of the Company's shares of Common Stock traded on the OTC Bulletin Board between July 10, 2009 and August 4, 2009); and (ii) Carlingford agreed to convert the accrued interest and accept the issuance of an aggregate of 30,000,000 shares of restricted Common Stock.

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

A summary of the status of the Company's outstanding stock options as of December 31, 2009 and 2008 and changes during the period ending on that date is as follows:

                                         Year Ended             Year Ended
                                      December 31, 2009      December 31, 2008
                                    --------------------   ---------------------
                                                Weighted                Weighted
                                                Average                 Average
                                    Number of   Exercise   Number of    Exercise
                                     Options     Price      Options      Price
                                    ---------   --------   ----------   --------
Stock options
-------------
Balance at beginning of year .....  2,375,000   $   0.14    3,425,000   $   0.25
Granted ..........................          -          -            -          -
Exercised ........................          -          -            -          -
Forfeited ........................   (425,000)      0.20   (1,050,000)      0.50
                                    ---------   --------   ----------   --------
Balance at end of year ...........  1,950,000   $   0.12    2,375,000   $   0.14
                                    =========   ========   ==========   ========

Options exercisable at end of year  1,950,000   $   0.12    2,375,000   $   0.14
                                    =========   ========   ==========   ========

Weighted average fair value of
options granted during the year ..              $      -                $      -
                                                ========                ========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

The following table summarizes information about employee and consultant stock options outstanding at December 31, 2009:

                  Options Outstanding                     Options Exercisable
---------------------------------------------------    -------------------------
                              Weighted
               Number         Average      Weighted        Number       Weighted
Range of Outstanding at Remaining Average Exercisable at Average Exercise December 31, Contractual Exercise December 31, Exercise
 Price          2009        Life (Years)    Price           2009          Price
--------   --------------   ------------   --------    --------------   --------
$   0.15       1,350,000        0.73          0.15         1,350,000       0.15
$   0.06         600,000        2.90          0.06           600,000       0.06
           --------------                  --------    --------------   --------
               1,950,000                    $ 0.12         1,950,000    $  0.12
           ==============                  ========    ==============   ========

As of December 31, 2009 and 2008, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

Stock Warrants
--------------

A summary of the status of the Company's outstanding stock warrants as of December 31, 2009 and 2008 and activities during the period then ended is as follows:

                                        Year Ended              Year Ended
                                     December 31, 2009       December 31, 2008
                                   ---------------------   ---------------------
                                                Weighted                Weighted
                                     Number      Average     Number      Average
                                       of       Exercise       of       Exercise
                                    Warrants      Price     Warrants      Price
                                   ----------   --------   ----------   --------
Warrants
--------
Balance at beginning of year ....   7,402,500   $   0.23   11,902,500   $   0.50
Granted .........................           -          -            -          -
Exercised .......................           -          -            -          -
Forfeited .......................  (2,402,500)      0.20   (4,500,000)      0.93
                                   ----------   --------   ----------   --------
Balance at end of year ..........   5,000,000   $   0.25    7,402,500   $   0.23
                                   ==========   ========   ==========   ========

The following information applies to all warrants outstanding at December 31, 2009:

                       Warrants Outstanding               Warrants Exercisable
             ----------------------------------------    -----------------------
                              Weighted
                              Average        Weighted                   Weighted
Range of                     Remaining        Average                    Average
Exercise                    Contractual      Exercise                   Exercise
Prices         Shares       Life (Years)       Price       Shares        Price
--------     ----------     ------------     --------    ----------     --------
$   0.30      2,500,000         1.04             0.30     2,500,000         0.30
$   0.20      2,500,000         1.04             0.20     2,500,000         0.20
             ----------                      --------    ----------     --------
              5,000,000                      $   0.25     5,000,000     $   0.25
             ==========                      ========    ==========     ========

The aggregate intrinsic value of outstanding and exercisable options and warrants at December 31, 2009 and 2008 was nil, respectively.

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

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

The purchase price for the 45%, or 45 shares, ("Initial Shares") is $3,200,000. Through December 31, 2008, the Company received proceeds towards the purchase price of $937,700. The Company did not receive any proceeds during the year ended December 31, 2009. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of the Initial Shares. As of the date of this annual report, the Buyer is in default on its payments of principal and interest. At December 31, 2009 and 2008, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

Accordingly, at December 31, 2009 and 2008, the Company's consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and when all of the risks and other incidents of ownership have been passed to the buyer. At December 31, 2009 and 2008, deferred gain on sale of non-controlling interest consists of the following:

     Sale price of 45% interest in Transax Limited ..........  $ 3,200,000
     Less: note receivable balance ..........................   (2,262,300)
                                                               -----------

     Deferred gain on sale of minority interest in subsidiary  $   937,700
                                                               ===========

As of the date of this annual report, the Buyer is in default on the remaining notes receivable balance of $2,262,300. The Company has issued default notices to the buyer in respect of non-payment under the Agreement. The Company is currently in discussion with the Buyer and/or assignees and plans to conclude any renegotiation of contract terms on or before September 30, 2010.

NOTE 9 - INCOME TAXES

As of December 31, 2009, the Company had approximately $8,244,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which, if not utilized, begin expiring in 2011. In addition, the Company has approximately $5,262,000 of foreign net operating loss carry forwards related to the Company's Brazilian subsidiaries. Current Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to offset no more than 30% of taxable profits.

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

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 9 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are offset by a full valuation allowance at December 31, 2009 and 2008.

The Company's tax benefit differs from the "expected" tax benefit for the years ended December 31, 2009 and 2008 as follows:

                                                           2009          2008
                                                        ---------     ---------

Computed "expected" tax benefit ....................    $(952,800)    $(358,000)
State income taxes benefit .........................     (112,100)      (42,100)
Permanent differences ..............................      346,800       135,400
US effective rate in excess of Brazil tax rate .....       59,200        (5,100)
Change in valuation allowance ......................      658,900       313,400
                                                        ---------     ---------

                                                        $       -     $  43,600
                                                        =========     =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

                                                      2009              2008
                                                  -----------       -----------
Deferred tax assets:
  Net operating loss carry forward .........      $ 4,921,900       $ 4,263,000
                                                  -----------       -----------

  Total gross deferred tax assets ..........        4,921,900         4,263,000

  Less valuation allowance .................       (4,921,900)       (4,263,000)
                                                  -----------       -----------

Net deferred tax assets ....................      $         -       $         -
                                                  ===========       ===========

                 TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

NOTE 10 - FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations. The Company operates in the United States, Brazil and Mauritius. Substantially all of the Company's assets are located in Brazil.

                                                           Years ended
                                                           December 31,
                                                   ----------------------------
                                                       2009             2008
                                                   -----------      -----------
Revenues to unaffiliated customers:
        Brazil ...............................     $ 4,289,523      $ 6,119,046
                                                   -----------      -----------
Operating Expenses:
        Brazil ...............................       5,573,968        6,393,787
        USA ..................................         367,004          542,756
        Mauritius ............................           1,482            1,283
                                                   -----------      -----------
     Total Operating Expenses ................       5,942,454        6,937,826
                                                   -----------      -----------
Loss from operations .........................      (1,652,931)        (818,780)
                                                   -----------      -----------
Other income (expenses) and income taxes:
        Brazil ...............................        (751,917)        (355,810)
        USA ..................................        (397,503)          77,948
                                                   -----------      -----------
                                                    (1,149,420)        (277,862)
                                                   -----------      -----------

   Net loss as reported ......................     $(2,802,351)     $(1,096,642)
                                                   -----------      -----------

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian sales, payroll, and other taxes. At December 31, 2009 and 2008, these deficiencies, plus interest and penalties, amounted to approximately $3,224,000 and $1,180,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company's request was granted by the government on November 16, 2009. The monthly amount to be paid over a period of approximately ten years for the deficient taxes has not yet been determined by the Brazilian government.

Legal Proceedings

The Company's subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding breach of contract and two labor law suits involving employees for claims of unfair dismissal. At December 31, 2009 and 2008, the Company has accrued approximately $260,000 and $151,000, respectively, related to these lawsuits which are probable and estimable. The ultimate outcome of these claims is uncertain at this time.

NOTE 12 - SUBSEQUENT EVENT

On February 8, 2010, the Company issued 4,260,204 shares of its common stock upon conversion of 167 shares of Series A preferred stock.