Form 10-Q
period 2010-03-31
TRANSAX INTERNATIONAL LTD
filed 2010-05-24
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-27845

TRANSAX INTERNATIONAL LIMITED
(Name of registrant as specified in its charter)

Colorado	90-0287423
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1133 S University Drive, Suite 210, Plantation, Florida 33324
(Address of principal executive offices)

(888) 317-6984
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 91,662,293 shares of common stock are issued and outstanding as of May 22, 2010.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
FORM 10-Q
March 31, 2010

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets -
	As of March 31, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Operations -
	For the Three Months Ended March 31, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Cash Flows -
	For the Three Months Ended March 31, 2010 and 2009 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33
Item 4	Controls and Procedures.	33
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	35
Item 1A.	Risk Factors.	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 3.	Defaults Upon Senior Securities.	35
Item 4.	(Removed and Reserved).	35
Item 5.	Other Information.	35
Item 6.	Exhibits.	36

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$8,555	$21,813
Accounts receivable, net	483,880	358,506
Prepaid expenses and other current assets	377,747	448,033

Total Current Assets	870,182	828,352

Software development costs, net	15,512	33,405
Property and equipment, net	339,804	467,701

Total Assets	$1,225,498	$1,329,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Current portion of loans payable	$967,239	$795,705
Accounts payable and accrued expenses	3,245,760	2,695,728
Deferred gain on sale of minority interest in subsidiary	937,700	937,700
Due to related parties	631,830	572,722
Warrant liability	907	1,696
Convertible feature liability	748,933	1,348,157
Loans payable - related party	434,213	419,462
Convertible loan - related party	225,857	220,679

Total Current Liabilities	7,192,439	6,991,849

Loans payable, net of current portion	53,207	63,246
Accounts payable and accrued expenses, net of current portion	1,687,534	1,667,950

Total Liabilities	8,933,180	8,723,045

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Series A convertible preferred stock, no par value; 16,000 shares authorized; 14,393 and 14,410 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; liquidation preference $1,439,300 at March 31, 2010	1,323,369	1,325,039
Common stock $.00001 par value; 100,000,000 shares authorized; 91,662,293 and 87,402,089 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	917	874
Paid-in capital	8,493,817	8,474,832
Accumulated deficit	(17,604,441)	(17,212,428)
Accumulated other comprehensive income (loss)	78,656	18,096

Total Stockholders' Deficit	(7,707,682)	(7,393,587)

Total Liabilities and Stockholders' Deficit	$1,225,498	$1,329,458

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

REVENUES	$1,022,832	$952,318

OPERATING EXPENSES:
Cost of product support services	563,595	507,138
Compensation and related benefits	557,236	330,864
Professional fees	20,000	23,261
Management and consulting fees - related parties	58,445	65,259
Depreciation and amortization	61,378	72,769
General and administrative	281,454	270,210

Total Operating Expenses	1,542,108	1,269,501

LOSS FROM OPERATIONS	(519,276)	(317,183)

OTHER INCOME (EXPENSES):
Foreign currency exchange gain (loss)	13,844	10,224
Gain (loss) from derivative liabilities	582,656	128,152
Interest expense	(455,464)	(91,981)
Interest expense - related party	(13,773)	(8,439)

Total Other Income (Expenses)	127,263	37,956

LOSS BEFORE INCOME TAXES	(392,013)	(279,227)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(392,013)	(279,227)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(25,200)	(25,220)

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS	$(417,213)	$(304,447)

COMPREHENSIVE LOSS:
NET LOSS	$(392,013)	$(279,227)

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation income	60,560	85,369

COMPREHENSIVE LOSS	$(331,453)	$(193,858)

Net Loss per Common Share:
Basic	$-	$(0.01)
Diluted	$-	$(0.01)

Weighted Average Shares Outstanding:
Basic	89,906,205	53,686,164
Diluted	89,906,205	53,686,164

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392,013)	$(279,227)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	61,378	72,769
Amortization of software maintenance costs	17,893	35,671
Gain from derivative liabilities	(582,656)	(128,152)
Foreign currency exchange gain	(13,844)	(10,224)
Changes in assets and liabilities:
Accounts receivable	(131,317)	(34,951)
Prepaid expenses and other current assets	59,346	11,903
Accounts payable and accrued expenses	653,278	283,029
Accrued interest payable, related party	13,773	8,439
Due to related parties	59,108	61,967
Accounts payable and accrued expenses - long-term	55,978	(1,821)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(199,076)	19,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,722)	(110,485)

NET CASH USED IN INVESTING ACTIVITIES	(6,722)	(110,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	173,234	119,972
Proceeds from loans payable - related party	20,000	-
Payment of capital lease obligations	-	(31,204)

NET CASH PROVIDED BY FINANCING ACTIVITIES	193,234	88,768

Effect of Exchange Rate Changes on Cash	(694)	1,259

Net Decrease in Cash	(13,258)	(1,055)

Cash, Beginning of Year	21,813	25,676

Cash, End of Period	$8,555	$24,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$144,464	$91,981
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock converted to common stock	$1,670	$5,000
Derivative liability reclassified to equity upon conversion	$17,357	$4,200

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Pink Sheet market under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6".

The Company, primarily through its 55% owned subsidiary, Medlink Conectividade em Saude Ltda (“Medlink Conectividade”) is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Plantation, Florida and Rio de Janeiro, Brazil.

On March 26, 2008, the Company executed a stock purchase and option agreement (the “Agreement”) with Engetech, Inc., a Turks & Caicos corporation (the “Buyer”) controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., (“MTI”) a Mauritius corporation (See Note 7).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  The consolidated financial statements include the Company and its 55% owned subsidiary, Transax Limited, and Transax Limited’s wholly-owned subsidiaries Medlink Conectividade, and MTI. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company records 100% of its Transax Limited losses incurred in 2010 and 2009 since the minority stockholder has no legal obligation to reimburse the Company for such losses.

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary, in its opinion, for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2009.

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
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant estimates include the allowance for doubtful accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, and the assumptions used to calculate stock-based compensation and derivative liabilities.

Fair Value of Financial Instruments

The Company implemented accounting guidance, ASC 820, fair Value Measurements and Disclosures, on a prospective basis for its non financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The guidance requires that the Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy and describes three levels of inputs that may be used to measure fair value as follows:

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

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The following table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of March 31, 2010.

Liabilities:
Balance of derivative liabilities as of January 1, 2010	$1,349,853
Reclassification of derivative liabilities to paid-in capital upon conversion	(17,357)
Decrease in fair value of derivative liabilities (a)	(582,656)
Balance of derivative liabilities as of March 31, 2010	$749,840

(a)
The Company calculates the fair value of the conversion features on the convertible preferred stock and warrants on a quarterly basis, as these conversion features on the convertible preferred stock and warrants have been treated as a derivative liability since their initial issuance dates (See Note 6).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2010 and December 31, 2009.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its  financial  obligation, such as  in  the case of  bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  As of March 31, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $0.

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

The Company’s revenues from two major customers for the three months ended March 31, 2010 accounted for approximately 73.2% or $748,590 of the revenues.  For the three months ended March 31, 2010, these two major customers accounted for 61.9% and 11.3% of revenues, respectively. At March 31, 2010, these two major customers accounted for 61.1% and 11.6%, respectively, of the total accounts receivable balance outstanding The Company's revenues from two major customers for the three months ended March 31, 2009 accounted for approximately 71.9% or $684,431 of the revenues. For the three months ended March 31, 2009, these two major customers accounted for 59.3% and 12.6% of revenues, respectively.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of March 31, 2010, bank deposits in the United States did not exceed federally insured limits.  At March 31, 2010, the Company had deposits of $7,150 in banks in Brazil which may not be insured.  Historically, we have not experienced any losses on our deposits of cash.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2010 and 2009.

Income Taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's foreign subsidiaries in the jurisdictions in which those subsidiaries operate.  Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.  If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversal of reserves may be necessary. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has adopted the accounting standard related to the accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Management believes its exposure to uncertain tax positions as of March 31, 2010 is deemed immaterial.  The Company’s tax returns for the years 2006 and beyond are subject to audit.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real (“R$”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss).  The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2010 and 2009 was $(694) and $1,259, respectively.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset and liability accounts at  March 31, 2010 and December 31,  2009 were translated at 1.781 R$ to $1.00 and at 1.7412 R$ to $1.00, respectively.  Equity accounts are translated at their historical rate. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars and are included in determining net earnings.

Although the Brazilian economy has remained relatively stable in recent years, a return to higher levels of inflation, and currency exchange rate volatility could adversely affect the Company’s operations. Changes in the valuation of the Brazilian Real in relation to the U.S. dollar may have significant effects on the Company’s consolidated financial statements.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered “conventional”. Conventional convertible debt is defined as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. Management determined that the Series A convertible preferred stock was not conventional as defined.

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument.  In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date.  Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented.  The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at  March 31, 2010 and December 31, 2009.

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

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.  In periods where the Company has a net loss, all dilutive securities are excluded. In periods where the Company has net income, the dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company’s common stock as follows:

	Three Months Ended March 31,
	2010	2009
Net loss allocable to common shareholders for basic and diluted earnings per common share	$(417,213)	$(304,447)

Weighted average common shares outstanding – basic	89,906,205	53,686,164
Effect of dilutive securities:
Convertible debt	-	-
Series A convertible preferred stock	-	-

Weighted average common shares outstanding– diluted *	89,906,205	53,686,164

Loss per common share - basic	$0.00	$(0.01)

Loss per common share - diluted	$0.00	$(0.01)

*  The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Three Months Ended March 31,
	2010	2009
Stock options	1,950,000	2,375,000
Stock warrants	5,000,000	7,402,500
Convertible loan-related party	1,400,000	1,400,000
Convertible preferred stock	619,260,870	1,441,000,000

Total	627,610,870	1,452,177,500

These common stock equivalents may be dilutive in the future. However, the Company’s authorized number of shares of common stock is limited to 100,000,000 common shares and 91,662,293 were outstanding at March 31, 2010; only 8,337,707 additional shares are authorized for issuance as of that date.

Stock Based Compensation

Stock based compensation is accounted for based on the requirements of the share-based payment topic 718 of the Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification. This FASB Accounting Standards Codification requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). The FASB Accounting Standards Codifications also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Advertising

Advertising costs are expensed when incurred.  For the three months ended March 31, 2010 and 2009, advertising expense was immaterial.

Comprehensive Loss

The Company follows the accounting standards related to reporting comprehensive loss to recognize the elements of comprehensive loss.  Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  For the Company, comprehensive loss for the  three months ended  March 31, 2010 and 2009 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, research and development costs were immaterial.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2010, subsequent events were evaluated by the Company through May 22, 2010, the date on which the consolidated financial statements at and for the three months ended March 31, 2010, were available to be issued.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the Company’s results of operations or financial condition.

The Company adopted FASB ASC 805-10, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

The Company adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted FASB ASC 815-10-65, which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $17,604,441, and has a stockholders' deficit of $7,707,682 and a working capital deficit of $6,322,257 at March 31, 2010.  Since inception, the Company has funded operations through short-term borrowings and the proceeds from equity sales in order to meet its strategic objectives.  The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 2 - GOING CONCERN (continued)

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes.  At March 31, 2010 and December 31, 2009, these deficiencies (including interest and penalties) amounted to approximately $3,482,000 and $3,224,000, respectively.  This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheets. Additionally, the Company had sold 45% of its operating subsidiary and the Buyer had an option to acquire the remaining 55%.  However, the Buyer has defaulted on payments and the Company is renegotiating with the Buyer and its assignee to restructure the contract.

At March 31, 2010, the Company cannot determine the outcome of these negotiations.  If the negotiations are successful, the Company may sell the remaining 55% of its operating subsidiary, at which point the Company will have no continuing operations.  If the outcome of the negotiations are not successful, the Company will seize the 45% interest in its operating subsidiary and will seek to sell it to other buyers. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Computer Equipment	$1,307,776	$1,344,636
Software	681,039	695,033
Office Furniture and Equipment	23,491	23,682
Vehicle	77,501	79,272
Other	21,254	9,670
	2,111,061	2,152,293
Accumulated Depreciation	(1,771,257)	(1,684,592)
	$339,804	$467,701

For the three months ended March 31, 2010 and 2009, depreciation expense amounted to $61,378 and $72,769 respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party

At March 31, 2010 and December 31, 2009, the Company had aggregate loans payable for $175,000 to Carlingford Investments Limited (“Carlingford”), a related party company whose officer is an officer of the Company.  These loans are convertible into the Company's common stock at $0.125 per share (1,400,000 common shares).  For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date.  The interest rate of the loan is 12% per annum computed at simple interest.  At March 31, 2010 and December 31, 2009, interest due on these loans amounted to $50,857 and $45,679, respectively, and the aggregate principal amount due is $175,000. During the three months ended March 31, 2010 and 2009, the Company incurred $5,178 and $5,178, respectively, in interest expense related to these two loans. These two loans are in default and are due on demand.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

Due to Related Parties

For the three months ended March 31, 2010 and 2009, the Company incurred $52,500 and $53,579 respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.  Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company’s board of directors approved compensation for this officer/director of $17,500 per month.  At March 31, 2010 and December 31, 2009, $545,320 and $492,757 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets.  The amount due is unsecured, non-interest bearing and payable on demand.

For the three months ended March 31, 2010 and 2009, the Company incurred $5,945 and $11,680, respectively, in accounting fees to a company whose officer is an officer of the Company.  The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations.  At March 31, 2010 and December 31, 2009, $74,510 and $67,965 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

For the three months ended March 31, 2010 and 2009 the Company incurred $0 and $0, respectively, in consulting fees to an officer of the Company which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. At March 31, 2010 and December 31, 2009, $12,000 and $12,000 in these fees is payable to this director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

Loans Payable – Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $154,732 and $164,830 at March 31, 2010 and December 31, 2009, respectively) from an officer of the Company for working capital purposes.  The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears.  This loan has not been repaid and is currently payable on demand.  Additionally, through March 31, 2010, the Company borrowed $180,000 from this officer. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand.  For the three months ended March 31, 2010 and 2009, the Company incurred $8,595 and $3,261, respectively, in interest related to these loans.  At March 31, 2010 and December 31, 2009, $99,480 and $94,632 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $434,213 and $419,462, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

NOTE 5 – LOANS PAYABLE

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions.  The loans require monthly installment payments, bear interest at rates ranging from 28% to 42% per annum, are secured by certain receivables of Medlink Conectividade, and are due through October 2010.  At March 31, 2010 and December 31, 2009, loans payable to these financial institutions aggregated $1,020,446 and $858,951, respectively.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

(d)
Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such shares, into such number of fully paid and non-assessable shares of common stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares ($100 per share) plus (ii) all accrued but unpaid dividends thereon, divided by the “Conversion Price”, which is equal to the lower of (i) $0.192 ( the "Fixed Conversion Price"), or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the common stock during the ten (10) Trading Days immediately preceding the date of conversion (the "Market Conversion Price"). The VWAP shall be determined using price quotations from Bloomberg, LP.  A "Trading Day" is any day during which the FINRA OTC Bulletin Board is open for trading.  Additionally, each share of Series A Preferred Shares shall automatically convert into shares of common stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company.

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
March 31, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT   (continued)

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

The Company is required to record the fair value of the ECF and warrants as a liability.  At March 31, 2010 and 2009, the Company revalued the ECF and warrants resulting in a gains\ on derivative liabilities of $582,656 and $128,152 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the estimated fair value of the ECF and warrants were liabilities of $748,933 and $907, respectively.  At December 31, 2009, the estimated fair value of the ECF and warrants were liabilities of $1,348,157 and $1,696, respectively.  These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of March 31, 2010, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

Dividend rate	0%
Term (in years)	.50 to .79 years
Volatility	254%
Risk-free interest rate	0.20% - 0.47%

Common Stock

On February 8, 2010, the Company issued 4,260,204 shares of its common stock upon conversion of 16.70 shares of Series A preferred stock.

Stock Options

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT   (continued)

A summary of the status of the Company's outstanding stock options as of March 31, 2010 and changes during the period ending on that date is as follows:

	Three Months Ended March 31, 2010
	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of the period	1,950,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of the period	1,950,000	$0.12

Options exercisable at end of period	1,950,000	$0.12

Weighted average fair value of options granted during the period		$-

The following table summarizes information about employee and consultant stock options outstanding at March 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.15	1,350,000	0.48	0.15	1,350,000	0.15
$0.06	600,000	2.65	0.06	600,000	0.06

	1,950,000		$0.12	1,950,000	$0.12

As of March 31, 2010 and December 31,  2009, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT   (continued)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2010 and activities during the period then ended is as follows:

	For the Three Months Ended March 31, 2010
	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at beginning of the period	5,000,000	$0.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of the period	5,000,000	$0.25

The following information applies to all warrants outstanding at March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.30	2,500,000	0.79	$0.30	2,500,000	$0.30
$0.20	2,500,000	0.79	0.20	2,500,000	0.20

	5,000,000		$0.25	5,000,000	$0.25

NOTE 7 – SALE OF NON-CONTROLLING INTEREST IN SUBSIDIARY

On March 26, 2008, the board of directors of the Company, pursuant to unanimous written consent resolutions, approved the execution of a stock purchase and option agreement (the “Agreement”) with the Buyer. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited (“Transax Sub”). Transax Sub owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade and (ii) MTI.

The purchase price for the 45%, or 45 shares, (“Initial Shares”) was $3,200,000. Through December 31, 2009, the Company received proceeds towards the purchase price of $937,700. The Company did not receive any proceeds during the three months ended March 31, 2010. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of the Initial Shares.  As of the date of this report, the Buyer is in default on its payments of principal and interest.  At March 31, 2010 and December 31, 2009, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer.  Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 7 – SALE OF NON-CONTROLLING INTEREST IN SUBSIDIARY

Accordingly, at March 31, 2010 and December 31, 2009, the Company’s consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and when all of the risks and other incidents of ownership have been passed to the buyer. At March 31, 2010 and December 31, 2009, deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited	$3,200,000
Less: note receivable balance	(2,262,300)
Deferred gain on sale of non-controlling interest in subsidiary	$937,700

As of the date of this report, the Buyer is in default on the remaining notes receivable balance of $2,262,300. The Company has issued default notices to the buyer in respect of non-payment under the Agreement. The Company is currently in discussion with the Buyer and/or assignees and plans to conclude any renegotiation of contract terms on or before September 30, 2010.

NOTE 8- FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations.   The Company operates in the United States, Brazil and Mauritius.  Substantially all of the Company's assets are located in Brazil.

	Three Months Ended March 31,
	2010	2009
Revenues to unaffiliated customers:
Brazil	$1,022,832	$952,318

Operating Expenses:
Brazil	1,457,669	1,172,392
USA	84,439	96,277
Mauritius	-	832
Total Operating Expenses	1,542,108	1,269,501

Loss from operations	(519,276)	(317,183)

Other income (expenses):
Brazil	(455,464)	(91,981)
USA	582,727	129,937
	127,263	37,956

Net loss as reported	$(392,013)	$(279,227)

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes.  At March 31, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately $3,482,000 and $3,224,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.  In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company’s request was granted by the government on November 16, 2009. The monthly amount to be paid for the taxes due has not yet been determined by the government.

Legal Proceedings

The Company’s subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding breach of contract and two labor law suits involving employees for claims of unfair dismissal.  At March 31, 2010 and December 31, 2009, the Company has accrued approximately $254,000 and $260,000, respectively, related to these lawsuits which are probable and estimable. The ultimate outcome of these claims is uncertain at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2010 and notes thereto contained elsewhere in this report.

GENERAL

Transax International Limited is a Colorado corporation and currently trades on the OTC Pink Sheet market under the symbol "TNSX.PK" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6". Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Transax International Limited. We are an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

CURRENT BUSINESS OPERATIONS

At the end of the three-month period ended March 31, 2010, we had nine signed contracts with Healthcare Insurance companies in Brazil to develop our solutions.  No additional contracts were signed during the three months ended March 31, 2010. Currently one of our nine contracts remains under development with the customer and is awaiting final implementation. Transaction data under development is being collected in a test environment and will be subject to full roll out at a later date.
We processed 2.18 million transactions during the three-month period ended March 31, 2010 compared to 1.9 million transactions during the same period in 2009.  Significant new growth was achieved in the introduction of the company’s WEB (internet based) solution which increased to over 500,000 transactions per month in March 31, 2010 from 225,000 transactions in January 2009.

At the end of the three-month period ended March 31, 2010, we had 19,694 solutions operational in Brazil compared with 16,768 solutions during the same period in 2009. Our installations at the end of the  three-month period ended  March 31, 2010 included 3,192 POS (point of service) solutions, 14,744 WEB solutions and 1,708 Interactive Voice Response (“IVR”) solutions with the balance of installations being Personal Computer (“PC”) and Server based solutions installed in major medical laboratories. During the three-month period ending March 31, 2010 we installed over 2,100 new WEB solutions in Brazil and 8 POS solutions.

During the three-month period ended March 31, 2001, the Company maintained its current staffing levels in response to the development of the Company’s HOSP solution, a solution which would allow real time, on-line healthcare transactions to be undertaken in an in-patient hospital environment. In addition, the Company is developing a real time dental solution in response to market demand. Current transactions are generally limited to real time, on-line transactions in the out-patient environment.

Stock Purchase and Option Agreement

On March 26, 2008, our board of directors, pursuant to unanimous written consent resolutions approved the execution of a stock purchase and option agreement (the “Agreement”) with Engetech, Inc., a Turks & Caicos corporation controlled and 20% owned by Americo de Castro, director and President of our subsidiary, Medlink Conectividade, and 80% owned by Flavio Gonzalez Duarte (the “Buyer”). In accordance with the terms and provisions of the Agreement, we sold to the Buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax Limited.  Transax Limited owns 100% of the total issued and outstanding shares of: (i) Medlink Conectividade; and (ii) Medlink.

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of  Transax Limited’s issued and outstanding, (the “Initial Shares”), with an option to purchase the remaining 55 shares of Transax Limited, (the “Option”); and (ii) the Buyer agreed to pay us an aggregate purchase price of $3,200,000 for the Initial Shares.  A total of $937,700 was received through December 31, 2008. We did not receive any proceeds during the three months ended March 31, 2010.  The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses.  For the three months ended March 31 2010, we received $0 of such reimbursement, and a total of $15,000 of reimbursement was received during the three months ended March 31, 2009.

The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares.  As of the date of this report, the Buyer is in default on its payments of principal and interest.  At March 31, 2010, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at March 31, 2010 and December 31, 2009, the Company’s consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer or when the Company invalidates the Agreement due to breach of contract. At March 31, 2010 and December 31, 2009, the deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited	$3,200,000
Less: note receivable balance	(2,262,300)

Deferred gain on sale of non-controlling interest in subsidiary	$937,700

As of the date of this quarterly report, the Buyer is in default by $2,262,300 in periodic payments. We are currently in discussions with the buyer and plan to conclude any renegotiation of contract terms on or before September 30, 2010.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on our results of operations or financial condition.

We adopted FASB ASC 805-10, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  We will apply ASC 805-10 to any business combinations subsequent to adoption.

We adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on our consolidated financial statements.

We adopted FASB ASC 815-10-65, which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Consolidated Statement of Operations

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
	2010	2009
REVENUES	$1,022,832	$952,318

OPERATING EXPENSES
Cost of product support services	563,595	507,138
Compensation and related benefits	557,236	330,864
Professional fees	20,000	23,261
Management and consulting fees – related parties	58,445	65,259
Depreciation and amortization	61,378	72,769
General and administrative	281,454	270,210
TOTAL OPERATING EXPENSES	1,542,108	1,269,501
LOSS FROM OPERATIONS	(519,276)	(317,183)

OTHER INCOME (EXPENSES)
Foreign exchange gain	13,844	10,224
Gain from derivative liabilities	582,656	128,152
Interest expense	(455,464)	(91,981)
Interest expense –related party	(13,773)	(8,439)
	127,263	37,956
LOSS BEFORE INCOME TAXES	(392,013)	(279,227)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	(392,013)	(279,227)

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	60,560	85,369

COMPREHENSIVE LOSS	$(331,453)	$(193,858)

Our net loss for the three months ended March 31, 2010 was $(392,013) compared to net loss of $(279,227) for the three months ended March 31, 2009 (an increase of $112,786 or 40.4%).

During the three months ended March 31, 2010, we generated $1,022,832 in revenues compared to $952,318 in revenues generated during the three months ended March 31, 2009 (an increase of $70,514 or 7.4%). The increase in revenues is due to the increase of revenues from new customers and increased revenues from existing customers. We continue the installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed 2,178,664 "real time" transactions for the three months ended March 31, 2010, of which 483, 577 were from POS terminals, 224,300 from PC and PC servers, 1,313,146 were via our proprietary WEB solution, and 157,841 from our Interactive Voice Response solution.  We undertook approximately 1,900,000 "real time" transactions during the three months ended March 31, 2009, of which 684,000 were from POS terminals, 219,000 from PC servers, 193,000 from Interactive Voice Response and 774,000 from our proprietary WEB solution.  The increase in transaction volume for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 was due to installation of solution and new transactions from recently signed contracts and continued roll out of established contracts during the three months ended March 31, 2010.

During the three months ended March 31, 2010, we incurred operating expenses in the aggregate amount of $1,542,108 compared to $1,269,501 incurred during the three months ended March 31, 2009 (an increase of $272,607 or 21.5%). The increase in operating expenses incurred during the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 resulted from: (i) an increase of $56,457 or 11.1% in cost of product support services resulting from the increase in revenues; (ii) an increase of $226,372 or 68.4% in compensation and related benefits; (iii) a decrease of $3,261 or 14.0% based on a decrease in the amount of professional fees incurred; (iv) a decrease of $6,814 or 10.4% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) a decrease of $11,391 or 15.7% in depreciation and amortization; and (vi) an increase of $11,244 or 4.2% in general and administrative expenses primarily resulting from an increase in operating costs associated with our increased business revenues in 2010.

We reported a loss from operations of $(519,276) during the three months ended March 31, 2010 as compared to loss from operations of $(317,183) during the three months ended March 31, 2009 due to the factors previously discussed.

During the three-month period ended March 31, 2010, we incurred other income of $127,263, compared to other income of $37,956 during the three-month period ended March 31, 2009 (an increase of $89,307). The variance change during the three-month period ended March 31, 2010, compared to the three-month period ended March 31, 2009 resulted primarily from the three-month period change in the fair value of the Company's derivative liabilities. We recorded a gain of $582,656 in the 2010 period as compared to 128,152 in the comparable period of 2009 offset by the increase in interest expense of $363,483 principally attributable to interest cost associated with our loans and delinquent Brazilian payroll taxes and Social Security taxes. This change in the fair value of the Company’s derivative liabilities position is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock as derivative instruments.

For the three-month period ended March 31, 2010, our loss before income taxes was $392,013 compared to loss before taxes of $279,227 for the three-month period ended March 31, 2009. During the three-month period ended March 31, 2010 and 2009, we did not record any tax provision for Brazilian income taxes, resulting in a net loss of $392,013 compared to a net loss of $279,227.

During the three-month period ended  March 31, 2010, we recorded a deemed and cumulative preferred stock dividend of $25,200 compared to $25,220 during the three-month period ended March 31, 2009, which is related to our cumulative dividends on the Series A Preferred Stock.

We reported net loss allocable to common shareholders of $417,213 during the three-month period ended  March 31, 2010 as compared to net loss allocable to common shareholders of $304,447 during the three-month period ended March 31, 2009. This translates to an overall loss per-share (basic and diluted) available to shareholders of $(0.00) and $(0.01) for each of the three-month periods ended March 31, 2010 and 2009, respectively.

During the three-month period ended March 31, 2010 and 2009, we recorded an unrealized foreign currency translation gain of $60,560 and $85,369, respectively. This resulted in comprehensive loss for the three months ended March 31, 2010 of $(331,453) compared to comprehensive loss of $(193,858) for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At March 31, 2010 and December 31, 2009, we had cash balances of $8,555 and $21,813, respectively. These funds are located in financial institutions located as follows:

	March 31, 2010		December 31, 2009
Country:
United States	$1,405	16.4%	$2,745	12.6%
Brazil	7,150	83.6%	19,068	87.4%
Total cash and cash equivalents	$8,555	100.0%	$21,813	100.0%

As of March 31, 2010, our current assets were $870,182 and our current liabilities were $7,192,439, which resulted in a working capital deficit of $(6,322,257). As of March 31, 2010, our total assets were $1,225,498 consisting of: (i) $8,555 in cash; (ii) $483,880 in accounts receivable; (iii) $377,747 in prepaid expenses and other current assets; (iv) $15,512 in net software development costs; and (v) $339,804 in net property and equipment. As at March 31, 2010, our total assets were $1,225,498 compared to $1,329,458 at December 31, 2009.

As of March 31, 2010, our total liabilities were $8,933,180 consisting of: (i) $4,933,294 in current and non-current portion of accounts payable and accrued expenses; (ii) $631,830 due to related parties; (iii) $225,857 in convertible loan to related party; (iv) $434,213 in loan payable to related party; (v) $1,020,446 in current and non-current portion of loans payable; (vi) $907 in warrant liability; (vii) $748,933 in convertible feature liability; (viii) $937,700 in deferred gain on sale of non-controlling interest in subsidiary. At March 31, 2010, our total liabilities were $8,933,180 compared to $8,723,045 at December 31, 2009.

For the three months ended March 31, 2010, net cash flow used in operating activities was $199,076 compared to net cash provided by operating activities of $19,403 for the three months ended March 31, 2009. For the three months ended March 31, 2010, net cash flows used in operating activities is principally due to  our net loss of $(392,013) and non-cash item of $(582,656) from gain from derivative liabilities and changes in assets and liabilities, such as: an increase in accounts receivable of $(131,317), an increase in accrued interest payable, related party of $13,773 offset by non-cash items such as depreciation and amortization of $61,378, amortization of software maintenance costs of $17,893, and foreign currency exchange gain of $13,844 and the changes in assets and liabilities, such as: a decrease in prepaid expenses and other current assets of $59,346, an increase in accounts payable and accrued expenses of $653,278, an increase in due to related parties of $59,108 and an increase in accounts payable and accrued expenses (long-term) of $55,978. For the three months ended March 31, 2009, net cash flows provided by operating activities is principally due to our net loss of $(279,227) adjusted for non-cash items of $(29,936) such as a gain from derivative liabilities of ($128,152), depreciation and amortization of $72,769,the amortization of software maintenance costs of $35,671, and a foreign currency gain of $(10,224), and an increase in accounts receivable of $34,951, offset by a decrease in prepaid expense and other current assets of $11,903, an increase in accounts payable and accrued expenses of $283,029 and an increase in due to related parties of $61,967.

Net cash flows used in investing activities amounted to $6,722 for the three months ended March 31, 2010 as compared to net cash used in investing activities of $110,485 for the three months ended March 31, 2009. During the three months ended March 31, 2010, we used cash for the acquisition of property and equipment of $6,722. During the three months ended March 31, 2009, we used cash for the acquisition of property and equipment of $110,485.

Net cash flows provided by financing activities for three months ended March 31, 2010 were $193,234 as compared to net cash flows provided by financing activities of $88,768 for three months ended March 31, 2009.  For the three months ended March 31, 2010, cash flow provided by financing activities was attributable to $173,234 in proceeds from loans and $20,000 in proceeds from loans-related party. For the three months ended March 31, 2009, cash flow provided by in financing activities was attributable to $119,972 in proceeds from loans offset by the payment of capital lease obligations of $31,204.

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

YA GLOBAL INVESTMENTS (“YA GLOBAL”)

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

We initially filed our Registration Statement with the Securities and Exchange Commission on May 9, 2006. As of the date of this Quarterly Report, the Registration Statement has not been declared effective by the Securities and Exchange Commission.  We do not have any intent to re-file our Registration Statement and on November 13, 2008, we formally withdrew the Registration Statement by filing form RW with the Securities and Exchange Commission. The Company recorded a registration rights penalty expense of $160,000 that is included in accrued expenses on the accompanying consolidated balance sheet. Based on management’s analysis, the Company does not believe that any additional penalty is due under the Investor Registration Rights Agreement.

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

During the three months ended March 31, 2010, we issued 4,260,204 shares of our common stock to YA Global in connection with the conversion of 16.7 shares of Series A Preferred Stock.

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

We believe that we can satisfy our cash requirements for the next twelve (12) months based on our ability to consummate the sale of Transax Limited’s subsidiary-Medlink Connectividade, and to enter into additional financing arrangements as necessary. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

Convertible Loans – Related Party

A material liability for us at  March 31, 2010 is the aggregate principal amount of $175,000 and $50,857 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of March 31, 2010, an aggregate principal amount of $175,000 and interest in the amount of $50,957 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are due on demand.

Loan – Related Party

A material liability for us at  March 31, 2010 is the aggregate amount of $434,213 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month and are currently due on demand. For the three months ended March 31, 2010 and 2009, we incurred $8,595 and $3,261, respectively, in interest related to these loans. At March 31, 2010 and December 31, 2009, $99,480 and $94,632 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $434,213 and $419,462, respectively.  During the three months ended March 31, 2010, we borrowed $20,000 which was used for working capital purposes.

Consulting Agreement

A material liability for us at March 31, 2010 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the three months ended March 31, 2010 and 2009, we incurred $52,500 and $53,579, respectively, in management fees. At March 31, 2010 and December 31, 2009, $545,320 and $492,757 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

Accrued Taxes and Related Expenses

A material estimated liability for us for fiscal year 2010 and 2009 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At March 31, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately $3,482,000 and $3,224,000, respectively.

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes.  At March 31, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately $3,482,000 and $3,224,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.  In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company’s request was granted by the government on November 16, 2009. The monthly amount to be paid for the taxes due has not yet been determined by the government.

Medlink Connectividade Loan Payable and Other Loans Payable

At March 31, 2010, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil. The Brazil loans require monthly installment payments, bear interest at rates ranging from 28% to 42% per annum, are secured by certain receivables of Medlink Connectividade, and are due through October 2010. As of March 31, 2010 and December 31, 2009, the loans payable to these financial institutions and others aggregated $1,020,446 and $858,951, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was reached due to material weaknesses that we identified in internal control over financial reporting.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management's Annual Report on Internal Control over Financial Reporting.

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

We began preparing to be in compliance with the internal control obligations including Section 404, for our fiscal year ending December 31, 2009. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before March 31, 2010. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•
We will consider searching for independent directors, with one qualified to serve on an audit committee to be established by our Board of Directors and we anticipate that our Board of Directors will also establish a compensation committee to be headed by one of the independent directors.

•
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding breach of contract and two labor law suits involving employees for unfair dismissal claims. At March 31, 2010 and December 31, 2009, we have accrued approximately $254,000 and $260,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 8, 2010, we 4,260,204 shares of our common stock upon conversion of 16.70 shares of Series A preferred stock.

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

ITEM 4. (REMOVED AND RESERVED)

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

TRANSAX INTERNATIONAL LIMITED

Dated: May 24, 2010	By: /s/ STEPHEN WALTERS
Stephen Walters, President/Chief
Executive Officer and Director

Dated: May 24, 2010	By: /s/ADAM WASSERMAN
Adam Wasserman, Chief Financial Officer
and Principal Accounting Officer