Form 10-Q
period 2010-06-30
TRANSAX INTERNATIONAL LTD
filed 2010-08-23
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-27845

TRANSAX INTERNATIONAL LIMITED
(Name of registrant as specified in its charter)

Colorado	90-0287423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 S. University Drive, Suite 210, Plantation, Florida 33324
(Address of principal executive offices)

(888) 317-6984
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 91,662,293 shares of common stock are issued and outstanding as of August 16, 2010.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
FORM 10-Q
June 30, 2010

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,

	2010	2009

	(Unaudited)
ASSETS

Current Assets:
Cash	$20,602	$21,813
Accounts receivable, net	439,811	358,506
Prepaid expenses and other current assets	365,981	448,033

Total Current Assets	826,394	828,352

Software development costs, net	4,110	33,405
Property and equipment, net	275,561	467,701

Total Assets	$1,106,065	$1,329,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Current portion of loans payable	$1,142,412	$795,705
Accounts payable and accrued expenses	3,382,691	2,695,728
Deferred gain on sale of minority interest in subsidiary	937,700	937,700
Due to related parties	694,485	572,722
Warrant liability	243	1,696
Convertible feature liability	1,199,054	1,348,157
Loans payable - related party	443,325	419,462
Convertible loan - related party	231,092	220,679

Total Current Liabilities	8,031,002	6,991,849

Loans payable, net of current portion	139,158	63,246
Accounts payable and accrued expenses, net of current portion	1,683,744	1,667,950

Total Liabilities	9,853,904	8,723,045

COMMITTMENTS AND CONTINGENCIES

Stockholders' Deficit:
Series A convertible preferred stock, no par value; 16,000 shares authorized; 14,393 and 14,410 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; liquidation preference $1,439,300 at June 30, 2010	1,323,369	1,325,039
Common stock $.00001 par value; 100,000,000 shares authorized; 91,662,293 and 87,402,089 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	917	874
Paid-in capital	8,493,817	8,474,832
Accumulated deficit	(18,579,921)	(17,212,428)
Accumulated other comprehensive income (loss)	13,979	18,096

Total Stockholders' Deficit	(8,747,839)	(7,393,587)

Total Liabilities and Stockholders' Deficit	$1,106,065	$1,329,458

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009

REVENUES	$1,046,429	$1,093,705	$2,069,261	$2,046,023

OPERATING EXPENSES:
Cost of product support services	511,991	417,686	1,075,586	924,824
Compensation and related benefits	491,198	452,642	1,048,434	783,506
Professional fees	28,251	17,360	48,251	40,621
Management and consulting fees - related parties	62,055	69,760	120,500	135,019
Depreciation and amortization	63,238	84,948	124,616	157,717
General and administrative	308,600	295,297	590,054	565,507

Total Operating Expenses	1,465,333	1,337,693	3,007,441	2,607,194

LOSS FROM OPERATIONS	(418,904)	(243,988)	(938,180)	(561,171)

OTHER INCOME (EXPENSES):
Foreign currency exchange gain (loss)	19,999	(15,445)	33,843	(5,221)
Gain (loss) from derivative liabilities	(449,458)	(2,738,009)	133,198	(2,609,857)
Interest expense	(112,770)	(436,162)	(568,234)	(528,143)
Interest expense - related party	(14,347)	(8,984)	(28,120)	(17,423)

Total Other Income (Expenses)	(556,576)	(3,198,600)	(429,313)	(3,160,644)

LOSS BEFORE INCOME TAXES	(975,480)	(3,442,588)	(1,367,493)	(3,721,815)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(975,480)	(3,442,588)	(1,367,493)	(3,721,815)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(25,188)	(25,220)	(50,388)	(50,440)

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS	$(1,000,668)	$(3,467,808)	$(1,417,881)	$(3,772,255)

COMPREHENSIVE LOSS:
NET LOSS	$(975,480)	$(3,442,588)	$(1,367,493)	$(3,721,815)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(64,677)	(189,291)	(4,117)	(103,922)

COMPREHENSIVE LOSS	$(1,040,157)	$(3,631,879)	$(1,371,610)	$(3,825,737)

Net Loss per Common Share:
Basic	$(0.01)	$(0.06)	$(0.02)	$(0.07)

Diluted	$(0.01)	$(0.06)	$(0.02)	$(0.07)

Weighted Average Shares Outstanding:
Basic	91,662,293	57,402,089	90,744,348	55,554,391

Diluted	91,662,293	57,402,089	90,744,348	55,554,391

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,367,493)	$(3,721,815)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	124,616	157,553
Amortization of software maintenance costs	29,295	65,632
Gain from derivative liabilities	(133,198)	2,609,857
Foreign currency exchange gain	(33,843)	5,221
Changes in assets and liabilities:
Accounts receivable	(93,137)	27,251
Prepaid expenses and other current assets	66,945	(10,182)
Accounts payable and accrued expenses	717,036	833,968
Accrued interest payable, related party	28,119	17,423
Due to related parties	121,763	130,381
Accounts payable and accrued expenses - long-term	71,496	13,029

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(468,401)	128,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(22,728)	(146,907)

NET CASH USED IN INVESTING ACTIVITIES	(22,728)	(146,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	450,560	36,952
Proceeds from loans payable - related party	40,000	35,000
Payment of capital lease obligations	—	(71,654)

NET CASH PROVIDED BY FINANCING ACTIVITIES	490,560	298

Effect of Exchange Rate Changes on Cash	(642)	8,246

Net Decrease in Cash	(1,211)	(10,045)

Cash, Beginning of Year	21,813	25,676

Cash, End of Period	$20,602	$15,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$254,229	$212,805

Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock converted to common stock	$1,670	$5,000

Derivative liability reclassified to equity upon conversion	$17,357	$4,200

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited (“TNSX” or the “Company”) was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Pink Sheet market under the symbol “TNSX” and the Frankfurt and Berlin Stock Exchanges under the symbol “TX6”.

The Company, primarily through its 55% owned subsidiary, Medlink Conectividade em Saude Ltda (“Medlink Conectividade”) is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company’s MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Plantation, Florida and Rio de Janeiro, Brazil.

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
June 30, 2010

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

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The following table reflects gains and losses for the six months for all financial assets and liabilities categorized as Level 3 as of June 30, 2010.

Liabilities:
Balance of derivative liabilities as of January 1, 2010	$1,349,853
Reclassification of derivative liabilities to paid-in capital upon conversion	(17,358)
Decrease in fair value of derivative liabilities (a)	(133,198)

Balance of derivative liabilities as of June 30, 2010	$1,199,297

(a)

The Company calculates the fair value of the conversion features on the convertible preferred stock and warrants on a quarterly basis, as these conversion features on the convertible preferred stock and warrants have been treated as a derivative liability since their initial issuance dates (See Note 6).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2010 and December 31, 2009.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $0.

The Company’s operations are carried out in Brazil. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Brazil, and by the general state of Brazil’s economy. The Company’s operations in Brazil are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s revenues from two major customers for the six months ended June 30, 2010 accounted for approximately 72.9% or $1,507,560 of the revenues. For the six months ended June 30, 2010, these two major customers accounted for 61.4% and 11.5% of revenues, respectively. At June 30, 2010, these two major customers accounted for 53.2% and 11.1%, respectively, of the total accounts receivable balance outstanding. The Company’s revenues from two major customers for the six months ended June 30, 2009 accounted for approximately 75.6% or $1,547,632 of the revenues. For the six months ended June 30, 2009, these two major customers accounted for 62.1% and 13.5% of revenues, respectively. At June 30, 2009, the two major customers accounted for 63.6% and 14.4%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of June 30, 2010, bank deposits in the United States did not exceed federally insured limits. At June 30, 2010, the Company had deposits of $16,199 in banks in Brazil which may not be insured. Historically, we have not experienced any losses on our deposits of cash.

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
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the six months ended June 30, 2010 and 2009.

Income Taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company’s foreign subsidiaries in the jurisdictions in which those subsidiaries operate. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversal of reserves may be necessary. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

The Company has adopted the accounting standard related to the accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Management believes its exposure to uncertain tax positions as of June 30, 2010 is deemed immaterial. The Company’s tax returns for the years 2006 and beyond are subject to audit.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real (“R$”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2010 and 2009 was $(642) and $8,246, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset and liability accounts at June 30, 2010 and December 31, 2009 were translated at 1.8015 R$ to $1.00 and at 1.7412 R$ to $1.00, respectively. Equity accounts are translated at their historical rate. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars and are included in determining net earnings.

Although the Brazilian economy has remained relatively stable in recent years, a return to higher levels of inflation, and currency exchange rate volatility could adversely affect the Company’s operations. Changes in the valuation of the Brazilian Real in relation to the U.S. dollar may have significant effects on the Company’s consolidated financial statements.

Revenue Recognition

The Company’s revenues, which do not require any significant production, modification or customization for the Company’s targeted customers and do not have multiple elements, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable; and (4) collectability is probable.

Substantially all of the Company’s revenues are derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers. The Company’s software or hardware devices containing the Company’s software are installed at the healthcare provider’s location. The Company offers transaction services to authorize and adjudicate the identity of the patient and obtains “real time” approval for any necessary medical procedure from the insurance carrier. The Company’s transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. The Company’s clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed.

Accounting for Conversion Features and Warrants issued with Preferred Stock

In 2006, the Company issued 16,000 shares of convertible Series A preferred stock, (see Note 7), which contained an Embedded Conversion Feature, (“ECF”), and warrants to purchase common stock. In accordance with the accounting standards related to accounting for derivative instruments and hedging activities, it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all of the three criteria: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered “conventional”. Conventional convertible debt is defined as debt whereby the holder will, at the issuer’s option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. Management determined that the Series A convertible preferred stock was not conventional as defined.

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument. In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at June 30, 2010 and December 31, 2009.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants and options (using the treasury stock method). The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net loss allocable to common shareholders for basic and diluted loss per common share	$(1,000,668)	$(3,467,808)	$(1,417,881)	$(3,772,255)

Weighted average common shares outstanding – basic	91,662,293	57,402,089	90,744,348	55,554,391
Effect of dilutive securities:
Series A convertible preferred stock and warrants	—	—	—	—

Weighted average common shares outstanding– diluted *	91,662,293	57,402,089	90,744,348	55,554,391

Net loss per common share - basic	$(0.01)	$(0.06)	$(0.02)	$(0.07)

Net loss per common share - diluted	$(0.01)	$(0.06)	$(0.02)	$(0.07)

*	The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Stock options	1,175,000	2,375,000	1,175,000	2,375,000
Stock warrants	5,000,000	7,402,500	5,000,000	7,402,500
Convertible loan-related party	1,400,000	1,400,000	1,400,000	1,400,000
Convertible preferred stock	890,187,500	1,501,041,667	890,187,500	1,501,041,667

Total	897,762,500	1,512,219,167	897,762,500	1,512,219,167

These common stock equivalents may be dilutive in the future. However, the Company’s authorized number of shares of common stock is limited to 100,000,000 common shares and 91,662,293 were outstanding at June 30, 2010; only 8,337,707 additional shares are authorized for issuance as of that date.

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

Advertising

Advertising costs are expensed when incurred. For the six months ended June 30, 2010 and 2009, advertising expense was deemed immaterial.

Comprehensive Loss

The Company follows the accounting standards related to reporting comprehensive loss to recognize the elements of comprehensive loss. Comprehensive loss is comprised of net loss and all changes to the statements of changes in stockholders’ deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended June 30, 2010 and 2009 included net loss and unrealized losses from foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the six months ended June 30, 2010 and 2009, research and development costs were deemed immaterial.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2010, subsequent events were evaluated by the Company through the date on which the consolidated financial statements at and for the six months ended June 30, 2010, were available to be issued.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on the Company’s consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have an important impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $18,579,921, and has a stockholders’ deficit of $8,747,839 and a working capital deficit of $7,204,608 at June 30, 2010. Since inception, the Company has funded operations through short-term borrowings and the proceeds from equity sales in order to meet its strategic objectives. The Company’s future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 2 – GOING CONCERN (continued)

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2010 and December 31, 2009, these deficiencies (including interest and penalties) amounted to approximately $3,794,000 and $3,224,000, respectively. This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheets. Additionally, the Company had sold 45% of its operating subsidiary. However, the Buyer has defaulted on payments and the Company has been renegotiating with the Buyer and its assignee in an attempt to restructure the contract. As of June 30, 2010, the Company negotiations with the Buyer have not been successful and the Company intends to seize the 45% interest in its operating subsidiary and has begun seeking other potential buyers. If the Company successfully sells its operating subsidiary, the Company will have no continuing operations. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Computer Equipment	$1,297,615	$1,344,636
Software	684,606	695,033
Office Furniture and Equipment	23,224	23,682
Vehicle	76,619	79,272
Other	21,011	9,670

	2,103,075	2,152,293
Accumulated Depreciation	(1,827,514)	(1,684,592)

	$275,561	$467,701

For the six months ended June 30, 2010 and 2009, depreciation expense amounted to $124,616 and $157,553 respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party

At June 30, 2010 and December 31, 2009, the Company had aggregate loans payable for $175,000 to Carlingford Investments Limited (“Carlingford”), a related party company whose officer is an officer of the Company. These loans are convertible into the Company’s common stock at $0.125 per share (1,400,000 common shares). For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company’s common stock at $0.25 per share for a period of two years from the conversion date. The interest rate of the loan is 12% per annum computed at simple interest. At June 30, 2010 and December 31, 2009, interest due on these loans amounted to $56,092 and $45,679, respectively, and the aggregate principal amount due is $175,000. During the six months ended June 30, 2010 and 2009, the Company incurred $10,414 and $10,414, respectively, in interest expense related to these two loans. These two loans are in default and are due on demand.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

Due to Related Parties

For the six months ended June 30, 2010 and 2009, the Company incurred $105,000 and $106,079 respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations. Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company’s board of directors approved compensation for this officer/director of $17,500 per month. At June 30, 2010 and December 31, 2009, $597,820 and $492,757 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

For the six months ended June 30, 2010 and 2009, the Company incurred $15,500 and $28,940, respectively, in accounting fees to a company whose officer is an officer of the Company. The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations. At June 30, 2010 and December 31, 2009, $84,665 and $67,965 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

At June 30, 2010 and December 31, 2009, $12,000 and $12,000 in directors fees is payable to this director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

Loans Payable – Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $140,392 and $164,830 at June 30, 2010 and December 31, 2009, respectively) from an officer of the Company for working capital purposes. The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears. This loan has not been repaid and is currently payable on demand. Additionally, through June 30, 2010, the Company borrowed $200,000 from this officer. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand. For the six months ended June 30, 2010 and 2009, the Company incurred $17,706 and $7,010, respectively, in interest related to these loans. At June 30, 2010 and December 31, 2009, $102,933 and $94,632 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $443,325 and $419,462, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

NOTE 5 – LOANS PAYABLE

The Company’s subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions. The loans require monthly installment payments, bear interest at rates ranging from 18% to 36% per annum, are secured by certain receivables of Medlink Conectividade, and are due through September 2011. At June 30, 2010 and December 31, 2009, loans payable to these financial institutions aggregated $1,281,570 and $858,951, respectively.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

On January 13, 2006, the Company’s Board of Directors approved the creation of 16,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations:

(a)	each share has a stated value of $100 per share and no par value;

(b)

With respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation, the Series A Preferred Shares shall be senior to the common stock of the Company, par value $.00001 per share and senior to all other series of Preferred Shares (the “Junior Stock”).

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

(d)

Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such shares, into such number of fully paid and non-assessable shares of common stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares ($100 per share) plus (ii) all accrued but unpaid dividends thereon, divided by the “Conversion Price”, which is equal to the lower of (i) $0.192 (the “Fixed Conversion Price”), or (ii) eighty percent (80%) of the lowest daily volume weighted average price (“VWAP”) of the common stock during the ten (10) Trading Days immediately preceding the date of conversion (the “Market Conversion Price”). The VWAP shall be determined using price quotations from Bloomberg, LP. A “Trading Day” is any day during which the FINRA OTC Bulletin Board is open for trading. Additionally, each share of Series A Preferred Shares shall automatically convert into shares of common stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company.

(e)	The Series A Preferred Shares shall not have any voting rights except as provided under the laws of the state of Colorado.

(f)

The Company has the right to redeem (unless otherwise prevented by law), with three (3) business days advance written notice (the “Redemption Notice”), any shares of Series A Preferred Shares provided that the closing bid price of the of the Company’s common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Company shall pay an amount equal to One Hundred Fifteen percent (115%) of the Liquidation Amount, plus accrued but unpaid dividends thereon (the “Redemption Amount”). The Company shall deliver to the holder the Redemption Amount on the third (3rd) business day after the Redemption Notice. Upon receipt of a Redemption Notice, the holder shall be entitled to continue to convert outstanding shares of Series A Preferred Shares until the Redemption Price is received, subject to the conversion limitations as defined. The Company may not redeem these shares under any other circumstances.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

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

The Company is required to record the fair value of the ECF and warrants as a liability. At June 30, 2010 and 2009, the Company revalued the ECF and warrants resulting in a gain (loss) on derivative liabilities of $133,198 and $(2,609,857) for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the estimated fair value of the ECF and warrants were liabilities of $1,199,054 and $243, respectively. At December 31, 2009, the estimated fair value of the ECF and warrants were liabilities of $1,348,157 and $1,696, respectively. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of June 30, 2010, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

Dividend rate	0%
Term (in years)	0.50 to 0.54 years
Volatility	255%
Risk-free interest rate	0.22%

Common Stock

On February 8, 2010, the Company issued 4,260,204 shares of its common stock upon conversion of 16.70 shares of Series A preferred stock.

Stock Options

On November 28, 2004, the Company adopted the 2004 Incentive Stock Option Plan (the “Plan”). The Plan, as amended, provides options to be granted, exercisable for a maximum of 7,000,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee of the Board of Directors.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

A summary of the status of the Company’s outstanding stock options as of June 30, 2010 and changes during the period ending on that date is as follows:

	Six Months Ended June 30, 2010

	Number of Options	Weighted Average Exercise Price

Stock options
Balance at beginning of the period	1,950,000	$0.12
Granted	—	—
Exercised	—	—
Forfeited	(775,000)	0.15

Balance at end of the period	1,175,000	$0.10

Options exercisable at end of period	1,175,000	$0.10

Weighted average fair value of options granted during the period		$—

The following table summarizes information about employee and consultant stock options outstanding at June 30, 2010:

Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price

$ 0.15	575,000	0.77	0.15	575,000	0.15
$ 0.06	600,000	2.41	0.06	600,000	0.06

	1,175,000		$0.10	1,175,000	$0.10

As of June 30, 2010 and December 31, 2009, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2010 and activities during the period then ended is as follows:

	For the Six Months Ended June 30, 2010

	Number of Warrants	Weighted Average Exercise Price

Warrants
Balance at beginning of the period	5,000,000	$0.25
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at end of the period	5,000,000	$0.25

The following information applies to all warrants outstanding at June 30, 2010:

	Warrants Outstanding			Warrants Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.30	2,500,000	0.54	$0.30	2,500,000	$0.30
$0.20	2,500,000	0.54	0.20	2,500,000	0.20

	5,000,000		$0.25	5,000,000	$0.25

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

The purchase price for the 45%, or 45 shares, (“Initial Shares”) was $3,200,000. Through December 31, 2009, the Company received proceeds towards the purchase price of $937,700. The Company did not receive any proceeds during the six months ended June 30, 2010. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of the Initial Shares. As of the date of this report, the Buyer is in default on its payments of principal and interest. At June 30, 2010 and December 31, 2009, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 7 – SALE OF NON-CONTROLLING INTEREST IN SUBSIDIARY (continued)

Accordingly, at June 30, 2010 and December 31, 2009, the Company’s consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and when all of the risks and other incidents of ownership have been passed to the buyer or the Company properly seizes the 45% interest in the operating subsidiary from the Buyer. At June 30, 2010 and December 31, 2009, deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited	$3,200,000
Less: note receivable balance	(2,262,300)

Deferred gain on sale of non-controlling interest in subsidiary	$937,700

As of the date of this report, the Buyer is in default on the remaining notes receivable balance of $2,262,300. The Company has issued default notices to the buyer in respect of non-payment under the Agreement and as of June 30, 2010, the Company’s negotiations with the Buyer have not been successful. The Company intends to seize the 45% interest in its operating subsidiary and has begun seeking other potential buyers. If the Company successfully sells its operating subsidiary, the Company will have no continuing operations. The Company is currently in discussion with the Buyer and/or assignees and other entities and plans to conclude any renegotiation of contract terms or sale on or before December 31, 2010.

NOTE 8 – FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations. The Company operates in the United States, Brazil and Mauritius. Substantially all of the Company’s assets are located in Brazil.

	Six Months Ended June 30,

	2010	2009

Revenues to unaffiliated customers:
Brazil	$2,069,261	$2,046,023

Operating Expenses:
Brazil	2,797,858	2,411,321
USA	207,795	194,391
Mauritius	1,788	1,482

Total Operating Expenses	3,007,441	2,607,194

Loss from operations	(938,180)	(561,171)

Other income (expenses):
Brazil	(568,234)	(528,143)
USA	138,921	(2,632,501)

	(429,313)	(3,160,644)

Net loss as reported	$(1,367,493)	$(3,721,815)

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2010

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately $3,794,000 and $3,224,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company’s request was granted by the government on November 16, 2009. The monthly amount to be paid for the taxes due has not yet been determined by the government.

Legal Proceedings

The Company’s subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding breach of contract and two labor law suits involving employees for claims of unfair dismissal. At June 30, 2010 and December 31, 2009, the Company has accrued approximately $251,000 and $260,000, respectively, related to these lawsuits which are probable and estimable. The ultimate outcome of these claims is uncertain at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2010 and notes thereto contained elsewhere in this report.

GENERAL

Transax International Limited is a Colorado corporation and currently trades on the OTC Pink Sheet market under the symbol “TNSX.PK” and the Frankfurt and Berlin Stock Exchanges under the symbol “TX6”. Please note that throughout this report, and unless otherwise noted, the words “we,” “our,” “us,” or the “Company” refer to Transax International Limited. We are an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the “Health Information Management Products”).

CURRENT BUSINESS OPERATIONS

At the end of the six-month period ended June 30, 2010, we had eleven signed contracts with Healthcare Insurance companies in Brazil to develop our solutions. No additional contracts were signed during the six months ended June 30, 2010. Currently one of our eleven contracts remains under development with the customer and is awaiting final implementation. Transaction data under development is being collected in a test environment and will be subject to full roll out at a later date.

We processed 4.46 million transactions during the six-month period ended June 30, 2010 compared to 4.00 million transactions during the same period in 2009. Significant new growth was achieved in the introduction of the company’s WEB (internet based) solution which increased to approximately 500,000 transactions per month in June 2010 from 400,000 transactions in January 2010.

At the end of the six-month period ended June 30, 2010, we had 20,121 solutions operational in Brazil compared with 14,628 solutions during the same period in 2009. Our installations at the end of the six-month period ended June 30, 2010 included 3,094 POS (point of service) solutions, 15,152 WEB solutions and 1,875 Interactive Voice Response (“IVR”) solutions with the balance of installations being Personal Computer (“PC”) and Server based solutions installed in major medical laboratories. During the six-month period ending June 30, 2010 we installed over 3,223 new WEB solutions in Brazil, installed 127 IVR solutions and disconnected 47 POS solutions.

During the six-month period ended June 30, 2010, the Company maintained its current staffing levels in response to the development of the Company’s HOSP solution, a solution which would allow real time, on-line healthcare transactions to be undertaken in an in-patient hospital environment. In addition, the Company is developing a real time dental solution in response to market demand. Current transactions are generally limited to real time, on-line transactions in the out-patient environment.

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

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of Transax Limited’s issued and outstanding, (the “Initial Shares”), with an option to purchase the remaining 55 shares of Transax Limited, (the “Option”); and (ii) the Buyer agreed to pay us an aggregate purchase price of $3,200,000 for the Initial Shares. A total of $937,700 was received through December 31, 2009. We did not receive any proceeds during the six months ended June 30, 2010. The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses. For the six months ended June 30, 2010, we received $0 of such reimbursement, and a total of $15,000 of reimbursement was received during the six months ended June 30, 2009.

The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares. As of the date of this report, the Buyer is in default on its payments of principal and interest. At June 30, 2010, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at June 30, 2010 and December 31, 2009, the Company’s consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer or when the Company invalidates the Agreement due to breach of contract. At June 30, 2010 and December 31, 2009, the deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited	$3,200,000
Less: note receivable balance	(2,262,300)

Deferred gain on sale of non-controlling interest in subsidiary	$937,700

As of the date of this quarterly report, the Buyer is in default by $2,262,300 in periodic payments. The Company has issued default notices to the buyer in respect of non-payment under the Agreement and as of June 30, 2010, the Company’s negotiations with the Buyer have not been successful. The Company intends to seize the 45% interest in its operating subsidiary and has begun seeking other potential buyers. If the Company successfully sells its operating subsidiary, the Company will have no continuing operations. The Company is currently in discussion with the Buyer and/or assignees and other entities and plans to conclude any renegotiation of contract terms or sale on or before December 31, 2010.

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

Under the criteria set forth in Accounting Standards Codification Topic 985, “Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

Revenue Recognition - Our revenues, which do not require any significant production, modification or customization for the Company’s targeted customers and do not have multiple elements, is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectability is probable.

Substantially all of our revenues are derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers. Our software or hardware devices containing our software are installed at the healthcare provider’s location. We offer transaction services to authorize and adjudicate identity of the patient and obtain “real time” approval for any necessary medical procedure from the insurance carrier. Our transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided. Transaction revenues are recognized in the period in which the transactions are performed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have any material impact on our consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on our consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have an important impact on our financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. We do not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. We do not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Consolidated Statement of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

REVENUES	$1,046,429	$1,093,705	$2,069,261	$2,046,023

OPERATING EXPENSES
Cost of product support services	511,991	417,686	1,075,586	924,824
Compensation and related benefits	491,198	452,642	1,048,434	783,506
Professional fees	28,251	17,360	48,251	40,621
Management and consulting fees–related parties	62,055	69,760	120,500	135,019
Depreciation and amortization	63,238	84,948	124,616	157,717
General and administrative	308,600	295,297	590,054	565,507

TOTAL OPERATING EXPENSES	1,465,333	1,337,693	3,007,441	2,607,194

LOSS FROM OPERATIONS	(418,904)	(243,988)	(938,180)	(561,171)

OTHER INCOME (EXPENSES)
Foreign exchange gain (loss)	19,999	(15,445)	33,843	(5,221)
Gain (loss) from derivative liabilities	(449,458)	(2,738,009)	133,198	(2,609,857)
Interest expense	(112,770	(436,162)	(568,234)	(528,143)
Interest expense –related party	(14,347)	(8,984)	(28,120)	(17,423)

	(556,576)	(3,198,600)	(429,313)	(3,160,644)

LOSS BEFORE INCOME TAXES	(975,480)	(3,442,588)	(1,367,493)	(3,721,815)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(975,480)	(3,442,588)	(1,367,493)	(3,721,815)

OTHER COMPREHENSIVE LOSS

Unrealized foreign currency translation loss	(64,677)	(189,291)	(4,117)	(103,922)

COMPREHENSIVE LOSS	$(1,040,157)	$(3,631,879)	$(1,371,610)	$(3,825,737)

Revenues

During the six months ended June 30, 2010, we generated $2,069,261 in revenues compared to $2,046,023 in revenues generated during the six months ended June 30, 2009 (an increase of $23,238 or 1.1%). The increase in revenues is due to the increase of revenues from new customers and increased revenues from existing customers. We continue the installation of our software and/or hardware devices containing our software at healthcare providers’ locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed 4,465,984 “real time” transactions for the six months ended June 30, 2010, of which 949,823 were from POS terminals, 471,280 from PC and PC servers, 2,745,936 were via our proprietary WEB solution, and 298,945 from our Interactive Voice Response solution. We processed approximately 4,000,000 “real time” transactions for the six months ended June 30, 2009, of which 1,350,000 were from POS terminals, 450,000 from PC and PC servers, 1,800,000 were via our proprietary WEB solution, and 400,000 from our Interactive Voice Response solution. The increase in transaction volume for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 was due to installation of solution and new transactions from recently signed contracts and continued roll out of established contracts during the six months ended June 30, 2010.

During the three months ended June 30, 2010, we generated $1,046,429 in revenues compared to $1,093,705 in revenues generated during the three months ended June 30, 2009 (a decrease of $47,276 or 4.3%). The decrease in revenues is due to the decrease in transaction volume from higher priced POS solutions to more cost effective WEB based transactions. We continue the installation of our software and/or hardware devices containing our software at healthcare providers’ locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed 2,287,008 “real time” transactions for the three months ended June 30, 2010, of which 466,246 were from POS terminals, 246,868 from PC and PC servers, 1,432,790 were via our proprietary WEB solution, and 141,104 from our Interactive Voice Response solution. We undertook approximately 2,103,357 “real time” transactions during the three months ended June 30, 2009, of which 650,753 were from POS terminals, 219,367 from PC and PC servers, 198,196 from Interactive Voice Response and 1,035,041 from our proprietary WEB solution. The increase in transaction volume for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 was due to installation of new solution and new transactions from recently signed contracts and continued roll out of established contracts during the three months ended June 30, 2010.

Operating Expenses

During the six months ended June 30, 2010, we incurred operating expenses in the aggregate amount of $3,007,441 compared to $2,607,194 incurred during the six months ended June 30, 2009 (an increase of $400,247 or 15.4%). The increase in operating expenses incurred during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009 resulted from: (i) an increase of $150,762 or 16.3% in cost of product support services resulting from the increase in revenues; (ii) an increase of $264,928 or 33.8% in compensation and related benefits; (iii) an increase of $7,630 or 18.8% in professional fees incurred; (iv) a decrease of $14,519 or 10.7% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) a decrease of $33,101 or 21.0% in depreciation and amortization; and (vi) an increase of $24,547 or 4.3% in general and administrative expenses primarily resulting from an increase in operating costs associated with our increased business revenues in 2010.

During the three months ended June 30, 2010, we incurred operating expenses in the aggregate amount of $1,465,333 compared to $1,337,693 incurred during the three months ended June 30, 2009 (an increase of $127,640 or 9.5%). The increase in operating expenses incurred during the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009 resulted from: (i) an increase of $94,305 or 22.6% in cost of product support services resulting from the increase in revenues; (ii) an increase of $38,556 or 8.5% in compensation and related benefits; (iii) an increase of $10,891 or 62.7% in professional fees incurred; (iv) a decrease of $7,705 or 11.0% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) a decrease of $21,710 or 25.6% in depreciation and amortization; and (vi) an increase of $13,303 or 4.5% in general and administrative expenses primarily resulting from an increase in operating costs associated with our increased business revenues in 2010.

Loss from Operations

We reported a loss from operations of $938,180 during the six months ended June 30, 2010 as compared to loss from operations of $561,171 during the six months ended June 30, 2009 due to the factors previously discussed.

We reported a loss from operations of $418,904 during the three months ended June 30, 2010 as compared to loss from operations of $243,988 during the three months ended June 30, 2009 due to the factors previously discussed.

Other Income (Expenses)

During the six-month period ended June 30, 2010, we incurred other expenses of $429,313 as compared to other expenses of $3,160,644 during the six-month period ended June 30, 2009 (an decrease of $2731,331 or 86.4%). The variance change during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009 resulted primarily from the six-month period change in the fair value of the Company’s derivative liabilities. We recorded a gain of $133,198 in the 2010 period as compared to a loss of $2,609,857 in the comparable period of 2009 offset by the increase in interest expense of $50,788 principally attributable to interest cost associated with our loans and delinquent Brazilian payroll taxes and Social Security taxes. This change in the fair value of the Company’s derivative liabilities position is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock as derivative instruments.

During the three-month period ended June 30, 2010, we incurred other expenses of $556,576 compared to other expense of $3,198,600 during the three-month period ended June 30, 2009 (a decrease of $2,642,024 or 82.6%). The variance change during the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009 resulted primarily from the three-month period change in the fair value of the Company’s derivative liabilities. We recorded a loss of $449,458 in the 2010 period as compared to a loss of $2,738,009 in the comparable period of 2009 and a decrease in interest expense of $318,029. The change in the fair value of the Company’s derivative liabilities position is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock as derivative instruments.

Net Loss

For the six-month period ended June 30, 2010 our net loss was $1,367,493 compared to a net loss of $3,721,815 for the six-month period ended June 30, 2009. Our net loss for the three months ended June 30, 2010 was $975,480 compared to net loss of $3,442,588 for the three months ended June 30, 2009 (a decrease of $2,467,108 or 71.7%). During the three and six-month period ended June 30, 2010 and 2009, we did not record any tax provision for Brazilian income taxes due to our net loss.

During the six-month period ended June 30, 2010, we recorded a cumulative preferred stock dividend of $50.388 compared to $50,440 during the six-month period ended June 30, 2009. During the three-month period ended June 30, 2010, we recorded a cumulative preferred stock dividend of $25,188 compared to $25,220 during the three-month period ended June 30, 2009. The cumulative dividends relates to our Series A Preferred Stock.

For the six months ended June 30, 2010, we reported net loss allocable to common shareholders of $1,417,881 as compared to net loss allocable to common shareholders of $3,772,255 for the six months ended June 30, 2009. This translates to an overall net loss per common share (basic and diluted) available to shareholders of $(0.02) and $(0.07) for each of the six-month periods ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, we reported a net loss allocable to common shareholders of $1,000,668 as compared to a net loss allocable to common shareholders of $3,467,808 for the three months ended June 30, 2009. This translates to an overall net loss per common share (basic and diluted) available to shareholders of $(0.01) and $(0.06) for each of the three-month periods ended June 30, 2010 and 2009, respectively.

Comprehensive Loss

During the six-month period ended June 30, 2010 and 2009, we recorded an unrealized foreign currency translation loss of $4,117 and $103,922, respectively. This resulted in comprehensive loss for the six months ended June 30, 2010 of $1,371,610 compared to a comprehensive loss of $3,825,737 for the six months ended June 30, 2009. During the three-month period ended June 30, 2010 and 2009, we recorded an unrealized foreign currency translation loss of $64,677 and $189,291, respectively. This resulted in a comprehensive loss for the three months ended June 30, 2010 of $1,040,157 as compared to a comprehensive loss of $3,631,879 for the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2010 and December 31, 2009, we had cash balances of $20,602 and $21,813, respectively. These funds are located in financial institutions located as follows:

	June 30, 2010		December 31, 2009

Country:
United States	$4,403	21.4%	$2,745	12.6%
Brazil	16,199	78.6%	19,068	87.4%

Total cash and cash equivalents	$20,602	100.0%	$21,813	100.0%

As of June 30, 2010, our current assets were $826,394 and our current liabilities were $8,031,002, which resulted in a working capital deficit of $7,204,608. As of June 30, 2010, our total assets were $1,106,065 consisting of: (i) $20,602 in cash; (ii) $439,811 in accounts receivable; (iii) $365,981 in prepaid expenses and other current assets; (iv) $4,110 in net software development costs; and (v) $275,561 in net property and equipment. As at June 30, 2010, our total assets were $1,106,065 compared to $1,329,458 at December 31, 2009.

As of June 30, 2010, our total liabilities were $9,853,904 consisting of: (i) $5,066,435 in current and non-current portion of accounts payable and accrued expenses; (ii) $694,485 due to related parties; (iii) $231,092 in a convertible loan and interest to a related party; (iv) $443,325 in loans and interest payable to a related party; (v) $1,281,570 in current and non-current portion of loans payable; (vi) $243 in warrant liability; (vii) $1,199,054 in convertible feature liability; and (viii) $937,700 in deferred gain on sale of non-controlling interest in subsidiary. At June 30, 2010, our total liabilities were $9,853,904 compared to $8,723,045 at December 31, 2009.

For the six months ended June 30, 2010, net cash flow used in operating activities was $468,401 compared to net cash provided by operating activities of $128,318 for the six months ended June 30, 2009. For the six months ended June 30, 2010, net cash flows used in operating activities is principally due to our net loss of $(1,367,493) and the add back of certain non-cash item such as a gain on derivative liabilities of $(133,198) and depreciation and amortization of $124,616 and changes in operating assets and liabilities, such as an increase in accounts receivable of $(93,137) offset by a decrease in prepaid expenses and other current assets of $66,945, an increase in accounts payable and accrued expenses of $717,036, an increase in accrued interest payable - related party of $28,119, an increase in due to related parties of $121,763, and an increase in accounts payable and accrued expenses (long-term) of $71,496. For the six months ended June 30, 2009, net cash flows provided by operating activities is principally due to our net loss of $(3,721,815) adjusted for non-cash items of $2,838,263 such as a loss from derivative liabilities of $2,609,857, depreciation and amortization of $157,553,the amortization of software maintenance costs of $65,632, and a foreign currency loss of $5,221, and changes in operating assets and liabilities such as a decrease in accounts receivable of $27,251, an increase in accounts payable and accrued expenses of $846,997, an increase in accrued interest payable-related party of $17,423, and an increase in due to related parties of $130,381, offset by a decrease in prepaid expense and other current assets of $10,182.

Net cash flows used in investing activities amounted to $22,728 for the six months ended June 30, 2010 as compared to net cash used in investing activities of $146,907 for the six months ended June 30, 2009. During the six months ended June 30, 2010, we used cash for the acquisition of property and equipment of $22,728. During the six months ended June 30, 2009, we used cash for the acquisition of property and equipment of $146,907.

Net cash flows provided by financing activities for six months ended June 30, 2010 were $490,560 as compared to net cash flows provided by financing activities of $298 for six months ended June 30, 2009. For the six months ended June 30, 2010, cash flow provided by financing activities was attributable to $450,560 in proceeds from loans and $40,000 in proceeds from loans-related party. For the six months ended June 30, 2009, cash flow provided by in financing activities was attributable to $36,952 in proceeds from loans and $35,000 in proceeds from loans-related party offset by the payment of capital lease obligations of $71,654.

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

YA GLOBAL INVESTMENTS (“YA GLOBAL”)

On January 13, 2006, we entered into an Investment Agreement with YA Global (collectively, the “Parties”), pursuant to which we sold YA Global up to 16,000 shares of Series A Convertible Preferred Stock, no par value, (the “Series A Preferred Shares”) for a total price of up to $1,600,000. The Series A Preferred Shares are convertible, at YA Global’s discretion, into shares of our common stock.

In connection with the Investment Agreement, the Parties entered into an Investor Registration Rights Agreement (the “IRRA”), dated January 13, 2006, pursuant to which the Parties agreed that, in the event the Registration Statement is not filed within thirty (30) days from the date we file our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “Filing Deadline”) or is not declared effective by the Securities and Exchange Commission within ninety (90) days of the date of the IRRA (the “Effective Deadline”), then as relief for the damages to any holder of Registerable Securities (as defined in the IRRA) by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (which remedy shall not be exclusive of any other remedies at law or in equity), we would pay as liquidated damages to the holder, at the holder’s option, either a cash amount or shares of our common stock equal to two percent (2%) of the Liquidation Amount (as defined in the Certificate of Designation of Series A Convertible Preferred Shares) outstanding as liquidated damages for each thirty (30) day period or any part thereof after the Filing Deadline or the Effective Deadline as the case may be. It shall also become an event of default under the IRRA if the Registration Statement is not declared effective by the Securities and Exchange Commission within one-hundred twenty (120) days from the date of the IRRA.

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

During the six months ended June 30, 2010, we issued 4,260,204 shares of our common stock to YA Global in connection with the conversion of 16.7 shares of Series A Preferred Stock.

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

MATERIAL COMMITMENTS

Convertible Loans – Related Party

A material liability for us at June 30, 2010 is the aggregate principal amount of $175,000 and $56,092 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the “Convertible Promissory Note(s)”). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of June 30, 2010, an aggregate principal amount of $175,000 and interest in the amount of $56,092 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are due on demand.

Loan – Related Party

A material liability for us at June 30, 2010 is the aggregate amount of $443,325 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the “Loans”). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month and are currently due on demand. For the six months ended June 30, 2010 and 2009, we incurred $17,706 and $12,794, respectively, in interest related to these loans. At June 30, 2010 and December 31, 2009, $102,933 and $94,632 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $443,325 and $419,462, respectively. During the six months ended June 30, 2010, we borrowed $40,000 which was used for working capital purposes.

Consulting Agreement

A material liability for us at June 30, 2010 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the six months ended June 30, 2010 and 2009, we incurred $105,000 and $106,079, respectively, in management fees. At June 30, 2010 and December 31, 2009, $597,820 and $492,757 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

Accrued Taxes and Related Expenses

A material estimated liability for us for fiscal year 2010 and 2009 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At June 30, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately $3,794,000 and $3,224,000, respectively.

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes. At June 30, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately $3,794,000 and $3,224,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet. In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company’s request was granted by the government on November 16, 2009. The monthly amount to be paid for the taxes due has not yet been determined by the government.

Medlink Connectividade Loan Payable and Other Loans Payable

At June 30, 2010, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil. The Brazil loans require monthly installment payments, bear interest at rates ranging from 18% to 36% per annum, are secured by certain receivables of Medlink Connectividade, and are due through September 2011. As of June 30, 2010 and December 31, 2009, the loans payable to these financial institutions and others aggregated $1,281,570 and $858,951, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on a annual basis. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, our management determined that material weaknesses existed as outlined below. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Therefore, our internal controls over financial reporting were not effective as of December 31, 2009.

Management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of December 31, 2009, and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations including Section 404, in fiscal year ending December 31, 2009 and we will continue to comply with our internal control obligations as working capital permits. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

•

We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region as well as a lack of operating funds, we have not hired sufficient internal audit resources before June 30, 2010. We intend to search for qualified candidates with the assistance of recruiters and through referrals.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covere3d by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding breach of contract and two labor law suits involving employees for unfair dismissal claims. At June 30, 2010 and December 31, 2009, we have accrued approximately $251,000 and $260,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

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

                    None

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

TRANSAX INTERNATIONAL LIMITED

Dated: August 23, 2010	By: /s/ STEPHEN WALTERS

Stephen Walters, President/Chief
Executive Officer and Director

Dated: August 23, 2010	By: /s/ADAM WASSERMAN

Adam Wasserman, Chief Financial Officer
and Principal Accounting Officer