Form 10-Q
period 2010-09-30
TRANSAX INTERNATIONAL LTD
filed 2010-11-22
CIK 1097896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-27845

TRANSAX INTERNATIONAL LIMITED

(Name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	90-0287423 (I.R.S. Employer Identification No.)

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

Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 96,078,960 shares of common stock are issued and outstanding as of November 19, 2010.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

FORM 10-Q

September 30, 2010

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$34,733	$21,813
Accounts receivable, net	513,003	358,506
Prepaid expenses and other current assets	429,897	448,033

Total Current Assets	977,633	828,352

Software development costs, net	—	33,405
Property and equipment, net	155,909	467,701

Total Assets	$1,133,542	$1,329,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Current portion of loans payable	$1,167,547	$795,705
Accounts payable and accrued expenses	3,977,362	2,695,728
Deferred gain on sale of minority interest in subsidiary	937,700	937,700
Due to related parties	754,942	572,722
Warrant liability	4	1,696
Convertible feature liability	1,184,659	1,348,157
Loans payable - related party	491,011	419,462
Convertible loan - related party	236,386	220,679

Total Current Liabilities	8,749,611	6,991,849

Loans payable, net of current portion	116,198	63,246
Accounts payable and accrued expenses, net of current portion	1,812,634	1,667,950

Total Liabilities	10,678,443	8,723,045

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Series A convertible preferred stock, no par value; 16,000 shares authorized; 14,393 and 14,410 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; liquidation preference $1,439,300 at September 30, 2010	1,323,369	1,325,039
Common stock $.00001 par value; 100,000,000 shares authorized; 91,662,293 and 87,402,089 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	917	874
Paid-in capital	8,493,817	8,474,832
Accumulated deficit	(19,040,734)	(17,212,428)
Accumulated other comprehensive income (loss)	(322,270)	18,096

Total Stockholders' Deficit	(9,544,901)	(7,393,587)

Total Liabilities and Stockholders' Deficit	$1,133,542	$1,329,458

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$1,211,511	$1,155,060	$3,280,772	$3,201,083

OPERATING EXPENSES:
Cost of product support services	405,830	604,619	1,481,416	1,529,443
Compensation and related benefits	490,157	452,958	1,538,591	1,236,464
Professional fees	11,407	10,785	59,658	51,406
Management and consulting fees - related parties	59,727	64,085	180,227	199,104
Depreciation and amortization	68,991	149,156	193,607	306,873
General and administrative	508,639	322,151	1,098,693	887,658

Total Operating Expenses	1,544,751	1,603,754	4,552,192	4,210,948

LOSS FROM OPERATIONS	(333,240)	(448,694)	(1,271,420)	(1,009,865)

OTHER INCOME (EXPENSES):
Foreign currency exchange gain (loss)	(22,930)	(8,207)	10,913	(13,428)
Gain (loss) from derivative liabilities	14,634	2,416,786	147,832	(193,071)
Interest expense, net	(104,228)	(164,717)	(672,462)	(692,860)
Interest expense - related party	(15,049)	(13,347)	(43,169)	(30,770)

Total Other Income (Expenses)	(127,573)	2,230,515	(556,886)	(930,129)

(LOSS) INCOME BEFORE INCOME TAXES	(460,813)	1,781,821	(1,828,306)	(1,939,994)

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS) INCOME	(460,813)	1,781,821	(1,828,306)	(1,939,994)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(25,188)	(25,220)	(75,576)	(75,660)

NET (LOSS) INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$(486,001)	$1,756,601	$(1,903,882)	$(2,015,654)

COMPREHENSIVE (LOSS) INCOME
NET (LOSS) INCOME	$(460,813)	$1,781,821	$(1,828,306)	$(1,939,994)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(336,249)	(143,977)	(340,366)	(247,899)

COMPREHENSIVE (LOSS) INCOME	$(797,062)	$1,637,844	$(2,168,672)	$(2,187,893)

Net (Loss) Income per Common Share:
Basic	$(0.01)	$0.02	$(0.02)	$(0.03)
Diluted	$(0.01)	$0.02	$(0.02)	$(0.03)

Weighted Average Shares Outstanding:
Basic	91,662,293	75,336,872	91,053,692	62,221,015
Diluted	91,662,293	100,000,000	91,053,692	62,221,015

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,828,306)	$(1,939,994)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	193,607	306,873
Amortization of software maintenance costs	33,405	91,727
Loss (gain) from derivative liabilities	(147,832)	193,071
Foreign currency exchange (gain) loss	(10,913)	13,428
Changes in assets and liabilities:
Accounts receivable	(136,854)	54,163
Prepaid expenses and other current assets	28,932	31,609
Accounts payable and accrued expenses	1,152,395	1,170,789
Accrued interest payable, related party	43,169	30,770
Due to related parties	182,220	196,869
Accounts payable and accrued expenses - long-term	93,172	6,411

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(397,005)	155,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(25,513)	(216,780)

NET CASH USED IN INVESTING ACTIVITIES	(25,513)	(216,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	379,614	80,252
Proceeds from loans payable - related party	55,000	65,000
Payment of capital lease obligations	—	(75,855)

NET CASH PROVIDED BY FINANCING ACTIVITIES	434,614	69,397

Effect of Exchange Rate Changes on Cash	824	6,245

Net Increase in Cash	12,920	14,578

Cash, Beginning of Year	21,813	25,676

Cash, End of Period	$34,733	$40,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$358,457	$346,752
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock converted to common stock	$1,670	$5,000
Derivative liability reclassified to equity upon conversion	$17,358	$4,200
Issuance of common stock for accrued interest - related party	$—	$60,000

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

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

On March 26, 2008, the Company executed a stock purchase and option agreement (the “Agreement”) with Engetech, Inc., a Turks & Caicos corporation (the “Buyer”) controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., (“MTI”) a Mauritius corporation (See Note 7). However, the Buyer has defaulted on payments and the Company has been renegotiating with the Buyer and its assignee in an attempt to restructure the contract. As of September 30, 2010, the Company negotiations with the Buyer have not been successful and the Company intends to seize the 45% interest in its operating subsidiary and has begun seeking other potential buyers.

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

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The following table reflects gains and losses for the nine months for all financial assets and liabilities categorized as Level 3 as of September 30, 2010.

Liabilities:
Balance of derivative liabilities as of January 1, 2010	$1,349,853
Reclassification of derivative liabilities to paid-in capital upon conversion	(17,358)
Change in fair value of derivative liabilities (a)	(147,832)
Balance of derivative liabilities as of September 30, 2010	$1,184,663

(a)

The Company calculates the fair value of the conversion features on the convertible preferred stock and warrants on a quarterly basis, as these conversion features on the convertible preferred stock and warrants have been treated as a derivative liability since their initial issuance dates (See Note 6).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2010 and December 31, 2009.

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

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its  financial  obligation, such as  in  the case of  bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  As of September 30, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $0.

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

The Company’s revenues from two major customers for the nine months ended September 30, 2010 accounted for approximately 72.9% or $2,353,691 of the revenues.  For the nine months ended September 30, 2010, these two major customers accounted for 60.0% and 11.8% of revenues, respectively. At September 30, 2010, these two major customers accounted for 50.1% and 11.2%, respectively, of the total accounts receivable balance outstanding. The Company's revenues from two major customers for the nine months ended September 30, 2009 accounted for approximately 75.4% or $2,412,000 of the revenues. For the nine months ended September 30, 2009, these two major customers accounted for 61.9% and 13.5% of revenues, respectively. At September 30, 2009, these two major customers accounted for 62.9% and 12.9%, respectively, of the total accounts receivable balance outstanding.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of September 30, 2010, bank deposits in the United States did not exceed federally insured limits.  At September 30, 2010, the Company had deposits of $25,136 in banks in Brazil which may not be insured.  Historically, we have not experienced any losses on our deposits of cash.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2010 and 2009.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

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

The Company has adopted the accounting standard related to the accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Management believes its exposure to uncertain tax positions as of September 30, 2010 is deemed immaterial.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s operating subsidiary, Medlink Conectividade, is its local currency, the Brazilian Real (“R$”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss).  The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2010 and 2009 was $824 and $6,245, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at   September 30, 2010 and December 31, 2009 were translated at 1.6942 R$ to $1.00 and at 1.7412 R$ to $1.00, respectively.  Equity accounts are translated at their historical rate. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars and are included in determining net earnings.

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

September 30, 2010

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

Accounting for Conversion Features and Warrants issued with Preferred Stock

In 2006, the Company issued 16,000 shares of convertible Series A preferred stock, (see Note 6), which contained an Embedded Conversion Feature, ("ECF"), and warrants to purchase common stock. In accordance with the accounting standards related to accounting for derivative instruments and hedging activities, it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all of the three criteria: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative.

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument.  In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date.  Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented.  The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at September 30, 2010 and December 31, 2009.

Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income allocable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants and options (using the treasury stock method).  The following table presents a reconciliation of basic and diluted net (loss) income per common share:

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income allocable to common shareholders for basic and diluted loss per common share	$(486,001)	$1,756,601	$(1,903,882)	$(2,015,654)
Weighted average common shares outstanding – basic	91,662,293	75,336,872	91,053,692	62,221,015
Effect of dilutive securities:
Series A convertible preferred stock and warrants (1)	—	24,663,128	—	—
Weighted average common shares outstanding – diluted * (2)	91,662,293	100,000,000	91,053,692	62,221,015
Earnings (loss) per common share – basic	$(0.01)	$0.02	$(0.02)	$(0.03)
Earnings (loss) per common share – diluted	$(0.01)	$0.02	$(0.02)	$(0.03)

*     The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares

(1)   For the three months ended September 30, 2009, the number of dilutive securities issuable pursuant to the “if converted” method was limited by the number of authorized shares.  The actual number of dilutive securities related to the Series A convertible preferred was 600,416,667.

(2)   The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. In periods where the Company has a net loss, all dilutive securities are excluded. In periods where the Company has net income, the dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company's common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	1,175,000	2,375,000	1,175,000	2,375,000
Stock warrants	5,000,000	5,000,000	5,000,000	5,000,000
Convertible loan-related party	1,400,000	1,400,000	1,400,000	1,400,000
Convertible preferred stock	989,097,222	600,416,667	989,097,222	600,416,667
Total	996,672,222	609,191,667	996,672,222	609,191,667

These common stock equivalents may be dilutive in the future. However, the Company’s authorized number of shares of common stock is limited to 100,000,000 common shares and 91,662,293 were outstanding at September 30, 2010; only 8,337,707 additional shares are authorized for issuance as of that date.

Stock Based Compensation

Stock based compensation is accounted for based on the requirements of the share-based payment topic of ASC 718 of the Financial Accounting Standards Board, (“FASB”).   This ASC requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Advertising

Advertising costs are expensed when incurred.  For the nine months ended September 30, 2010 and 2009, advertising expense was deemed immaterial.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive (Loss) Income

The Company follows the accounting standards related to reporting comprehensive (loss) income to recognize the elements of comprehensive (loss) income.  Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of changes in stockholders' deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  For the Company, comprehensive (loss) income for the three and nine months ended  September 30, 2010 and 2009 included net (loss) income and unrealized losses from foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2010 and 2009, research and development costs were deemed immaterial.

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

Recently Issued Accounting Pronouncements

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of the provisions of ASU 2010-11 did not have an effect on the Company’s consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $19,040,734, and has a stockholders' deficit of $9,544,901 and a working capital deficit of $7,771,978 at September 30, 2010.  Since inception, the Company has funded operations through short-term borrowings and the proceeds from equity sales in order to meet its strategic objectives.  The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

Further, since fiscal 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes.  At September 30, 2010 and December 31, 2009, these deficiencies (including interest and penalties) amounted to approximately $4,438,000 and $3,224,000, respectively.  This payroll liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheets. Additionally, the Company had sold 45% of its operating subsidiary.  However, the Buyer has defaulted on payments and the Company has been renegotiating with the Buyer and its assignee in an attempt to restructure the contract. As of September 30, 2010, the Company negotiations with the Buyer have not been successful and the Company intends to seize the 45% interest in its operating subsidiary and has begun seeking other potential buyers. If the Company successfully sells its operating subsidiary, the Company will have no continuing operations.  As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Computer Equipment	$1,382,535	$1,344,636
Software	727,862	695,033
Office Furniture and Equipment	24,695	23,682
Vehicle	81,471	79,272
Other	22,341	9,670
	2,238,904	2,152,293
Accumulated Depreciation	(2,082,995)	(1,684,592)
	$155,909	$467,701

For the nine months ended September 30, 2010 and 2009, depreciation expense amounted to $193,607 and $306,873 respectively.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party

At September 30, 2010 and December 31, 2009, the Company had aggregate loans payable for $175,000 to Carlingford Investments Limited (“Carlingford”), a related party company whose officer is an officer of the Company.  These loans are convertible into the Company's common stock at $0.125 per share (1,400,000 common shares).  For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date.  The interest rate of the loan is 12% per annum computed at simple interest.  At September 30, 2010 and December 31, 2009, interest due on these loans amounted to $61,386 and $45,679, respectively, and the aggregate principal amount due is $175,000. During the nine months ended September 30, 2010 and 2009, the Company incurred $15,707 and $15,707, respectively, in interest expense related to these two loans. These two loans are in default and are due on demand.

For the nine months ended September 30, 2010 and 2009, the Company incurred $157,000 and $158,579 respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.  Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company’s board of directors approved compensation for this officer/director of $17,500 per month.  At September 30, 2010 and December 31, 2009, $650,450 and $492,757 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets.  The amount due is unsecured, non-interest bearing and payable on demand.

Due to Related Parties

For the nine months ended September 30, 2010 and 2009, the Company incurred $22,728 and $40,525, respectively, in accounting fees to a company whose officer is an officer of the Company.  The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations.  At September 30, 2010 and December 31, 2009, $92,492 and $67,965 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

At September 30, 2010 and December 31, 2009, $12,000 and $12,000 in directors fees is payable to this director and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

Loans Payable – Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $156,538 and $164,830 at September 30, 2010 and December 31, 2009, respectively) from an officer of the Company for working capital purposes.  The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears.  This loan has not been repaid and is currently payable on demand.  Additionally, through September 30, 2010, the Company borrowed $215,000 from this officer. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand.  For the nine months ended September 30, 2010 and 2009, the Company incurred $27,462 and $15,063, respectively, in interest related to these loans.  At September 30, 2010 and December 31, 2009, $119,473 and $94,632 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $491,011 and $419,462, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

NOTE 5 – LOANS PAYABLE

The Company's subsidiary, Medlink Conectividade, has several loans and credit lines with financial institutions located Brazil.  The loans require monthly installment payments, bear interest at rates ranging from 18% to 36% per annum, are secured by certain receivables of Medlink Conectividade, and are due through February 2012.  At September 30, 2010 and December 31, 2009, loans payable to these financial institutions aggregated $1,283,745 and $858,951, respectively.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

On January 13, 2006, the Company's Board of Directors approved the creation of 16,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations:

(a)	Each share has a stated value of $100 per share and no par value.

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

The Company is required to record the fair value of the ECF and warrants as a liability.  At September 30, 2010 and 2009, the Company revalued the ECF and warrants resulting in a gains\loss on derivative liabilities of $147,832 and $(193,071) for the nine months ended September 30, 2010 and 2009, respectively.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

At September 30, 2010, the estimated fair value of the ECF and warrants were liabilities of $1,184,659 and $4, respectively.  At December 31, 2009, the estimated fair value of the ECF and warrants were liabilities of $1,348,157 and $1,696, respectively.  These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of September 30, 2010, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

Dividend rate	0%
Term (in years)	.29 to .50 years
Volatility	251%
Risk-free interest rate	0.19%

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

A summary of the status of the Company's outstanding stock options as of September 30, 2010 and changes during the period ending on that date is as follows:

	Nine Months Ended September 30, 2010
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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

The following table summarizes information about employee and consultant stock options outstanding at September 30, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$ 0.15	575,000	0.52	$ 0.15	575,000	$ 0.15
$ 0.06	600,000	2.15	$ 0.06	600,000	$ 0.06
	1,175,000		$ 0.10	1,175,000	$ 0.10

As of September 30, 2010 and December 31, 2009, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of September 30, 2010 and activities during the period then ended is as follows:

	For the Nine Months Ended September 30, 2010
	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at beginning of the period	5,000,000	$0.25
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at end of the period	5,000,000	$0.25

The following information applies to all warrants outstanding at September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.30	2,500,000	0.29	$ 0.30	2,500,000	$ 0.30
$ 0.20	2,500,000	0.29	$ 0.20	2,500,000	$ 0.20
	5,000,000		$ 0.25	5,000,000	$ 0.25

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

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

The purchase price for the 45%, or 45 shares, (“Initial Shares”) was $3,200,000. Through December 31, 2009, the Company received proceeds towards the purchase price of $937,700. The Company did not receive any proceeds during the nine months ended September 30, 2010. The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of the Initial Shares.  As of the date of this report, the Buyer is in default on its payments of principal and interest.  At September 30, 2010 and December 31, 2009, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer.  Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets.

Accordingly, at September 30, 2010 and December 31, 2009, the Company’s consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and when all of the risks and other incidents of ownership have been passed to the buyer or the Company properly seizes the 45% interest in the operating subsidiary from the Buyer. At September 30, 2010 and December 31, 2009, deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited	$3,200,000
Less: note receivable balance	(2,262,300)
Deferred gain on sale of non-controlling interest in subsidiary	$937,700

As of the date of this report, the Buyer is in default on the remaining notes receivable balance of $2,262,300. The Company has issued default notices to the buyer in respect of non-payment under the Agreement and as of September 30, 2010, the Company’s negotiations with the Buyer have not been successful.  The Company intends to seize the 45% interest in its operating subsidiary and has begun seeking other potential buyers. If the Company successfully sells its operating subsidiary, the Company will have no continuing operations.  The Company is currently in discussion with the Buyer and/or assignees and other entities and plans to conclude any renegotiation of contract terms or sale  on or before December 31, 2010 and will recognize any deferred gain at such time.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 8 – FOREIGN OPERATIONS

The Company identifies its operating segments based on its geographical locations.   The Company operates in the United States, Brazil and Mauritius.  Substantially all of the Company's assets are located in Brazil.

	Nine Months Ended September 30,
	2010	2009
Revenues to unaffiliated customers:
Brazil	$3,280,772	$3,201,083

Operating Expenses:
Brazil	4,263,992	3,927,657
USA	286,412	281,809
Mauritius	1,788	1,482
Total Operating Expenses	4,552,192	4,210,948

Loss from operations	(1,271,420)	(1,009,865)

Other income (expenses):
Brazil	(672,462)	(692,860)
USA	115,576	(237,269)
	(556,886)	(930,129)

Net loss as reported	$(1,828,306)	$(1,939,994)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes.  At September 30, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately $4,438,000 and $3,224,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.  In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company’s request was granted by the government on November 16, 2009. The monthly amount to be paid for the taxes due has not yet been determined by the government.

Legal Proceedings

The Company’s subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding breach of contract and two labor law suits involving employees for claims of unfair dismissal.  At September 30, 2010 and December 31, 2009, the Company has accrued approximately $267,000 and $260,000, respectively, related to these lawsuits which are probable and estimable. The ultimate outcome of these claims is uncertain at this time.

NOTE 10 – SUBSEQUENT EVENT

On October 26, 2010, the Company issued 4,416,667 shares of its common stock upon conversion of 53 shares of Series A preferred stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and notes thereto contained elsewhere in this report.

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

CURRENT BUSINESS OPERATIONS

At the end of the nine-month period ended September 30, 2010, we had twelve signed contracts with Healthcare Insurance companies in Brazil to develop our solutions.  One additional contract was signed during the nine months ended September 30, 2010. Currently one of our twelve contracts remains under development with the customer and is awaiting final implementation. Transaction data under development is being collected in a test environment and will be subject to full roll out at a later date.

We processed 7.08 million transactions during the nine-month period ended September 30, 2010 compared to 6.30 million transactions during the same period in 2009.  Significant new growth was achieved in the introduction of the company’s WEB (internet based) solution which increased to approximately 600,000 transactions per month in September 2010 from 400,000 transactions in January 2010.

At the end of the nine-month period ended September 30, 2010, we had 24,833 solutions operational in Brazil compared with 16,768 solutions during the same period in 2009. Our installations at the end of the  nine-month period ended  September 30, 2010 included 3,128 POS (point of service) solutions, 19,803 WEB solutions and 1,847 Interactive Voice Response (“IVR”) solutions with the balance of installations being Personal Computer (“PC”) and Server based solutions installed in major medical laboratories. During the nine-month period ending September 30, 2010 we installed over 7,801 new WEB solutions in Brazil, installed 109 IVR solutions and disconnected 13 POS solutions.

During the nine-month period ended  September 30, 2010, the Company maintained its current staffing levels in response to the development of the Company’s HOSP solution, a solution which would allow real time, on-line healthcare transactions to be undertaken in an in-patient hospital environment. In addition, the Company is developing a real time dental solution in response to market demand. Current transactions are generally limited to real time, on-line transactions in the out-patient environment.

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

In accordance with further terms and provisions of the Agreement: (i) we sold 45 of the 100 shares of  Transax Limited’s issued and outstanding, (the “Initial Shares”), with an option to purchase the remaining 55 shares of Transax Limited, (the “Option”); and (ii) the Buyer agreed to pay us an aggregate purchase price of $3,200,000 for the Initial Shares.  A total of $937,700 was received through December 31, 2009. We did not receive any proceeds during the nine months ended September 30, 2010.  The Company also has received monies as reimbursement for legal fees which are excluded from these amounts as they were used to offset the associated expenses.  For the nine months ended September 30, 2010, we received $0 of such reimbursement, and a total of $15,000 of reimbursement was received during the nine months ended September 30, 2009.

The balance due and owing by the Buyer is evidenced by an installment note secured by a pledge of all of Initial Shares.  As of the date of this report, the Buyer is in default on its payments of principal and interest.  At September 30, 2010, pursuant to the terms of the Agreement, as amended, the Company has a remaining note receivable of $2,262,300 due from the Buyer. Since collection of the remaining purchase price is not reasonably assured, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at September 30, 2010 and December 31, 2009, the Company’s consolidated balance sheets reflect a deferred gain on the sale of non-controlling interest of $937,700, which will be recognized as other income when collection is reasonably assured and not until all of the risks and other incidents of ownership have been passed to the buyer or when the Company invalidates the Agreement due to breach of contract. At September 30, 2010 and December 31, 2009, the deferred gain on sale of non-controlling interest consists of the following:

Sale price of 45% interest in Transax Limited	$3,200,000
Less: note receivable balance	(2,262,300)
Deferred gain on sale of non-controlling interest in subsidiary	$937,700

As of the date of this quarterly report, the Buyer is in default by $2,262,300 in periodic payments. The Company has issued default notices to the buyer in respect of non-payment under the Agreement and as of September 30, 2010, the Company’s negotiations with the Buyer have not been successful.  The Company intends to seize the 45% interest in its operating subsidiary and has begun seeking other potential buyers. If the Company successfully sells its operating subsidiary, the Company will have no continuing operations.  The Company is currently in discussion with the Buyer and/or assignees and other entities and plans to conclude any renegotiation of contract terms or sale  on or before December 31, 2010 and will recognize any deferred gain at such time.

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  We do not expect the provisions of ASU 2010-11 to have a material effect on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on our consolidated financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Consolidated Statement of Operations and Comprehensive (Loss) Income

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$1,211,511	$1,155,060	$3,280,772	$3,201,083

OPERATING EXPENSES
Cost of product support services	405,830	604,619	1,481,416	1,529,443
Compensation and related benefits	490,157	452,958	1,538,591	1,236,464
Professional fees	11,407	10,785	59,658	51,406
Management and consulting fees–related parties	59,727	64,085	180,227	199,104
Depreciation and amortization	68,991	149,156	193,607	306,873
General and administrative	508,639	322,151	1,098,693	887,658
TOTAL OPERATING EXPENSES	1,544,751	1,603,754	4,552,192	4,210,948
LOSS FROM OPERATIONS	(332,240)	(448,694)	(1,271,420)	(1,009,865)

OTHER INCOME (EXPENSES)
Foreign exchange gain (loss)	(22,930)	(8,207)	10,913	(13,428)
Gain (loss) from derivative liabilities	14,634	2,416,786	147,832	(193,071)
Interest expense	(104,228)	(164,717)	(672,462)	(692,860)
Interest expense –related party	(15,049)	(13,347)	43,169	(30,770)
	(127,573)	2,230,515	(556,886)	(930,129)
(LOSS) INCOME BEFORE INCOME TAXES	(460,813)	1,781,821	(1,828,306)	(1,939,994)
PROVISION FOR INCOME TAXES	—	—	—	—
NET (LOSS) INCOME	(460,813)	1,781,821	(1,828,306)	(1,939,994)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(336,249)	(143,977)	(340,366)	(247,899)
COMPREHENSIVE (LOSS) INCOME	$(797,062)	$1,637,844	$(2,168,672)	$(2,187,893)

Revenues

During the nine months ended September 30, 2010, we generated $3,280,772 in revenues compared to $3,201,083 in revenues generated during the nine months ended September 30, 2009 (an increase of $79,689 or 2.5%). The increase in revenues is due to the increase of revenues from new customers and increased revenues from existing customers. We continue the installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed 7,076,697 "real time" transactions for the nine months ended September 30, 2010, of which 1,395,709 were from POS terminals, 762,025 from PC and PC servers, 4,484,650 were via our proprietary WEB solution, and 434,313 from our Interactive Voice Response solution.  We processed approximately 6,301,000 "real time" transactions for the nine months ended September 30, 2009, of which 1,980,000 were from POS terminals, 670,000 from PC and PC servers, 3,056,000 were via our proprietary WEB solution, and 595,000 from our Interactive Voice Response solution. The increase in transaction volume for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 was due to installation of solution and new transactions from recently signed contracts and continued roll out of established contracts during the nine months ended September 30, 2010.

During the three months ended September 30, 2010, we generated $1,211,511 in revenues compared to $1,155,060 in revenues generated during the three months ended September 30, 2009 (an increase of $56,451 or 4.9%). The increase in revenues is due to the increase in transaction volume from higher priced POS solutions to more cost effective WEB based transactions.  We continue the installation of our software and/or hardware devices containing our software at healthcare providers' locations in Brazil. Upon installation, we begin the processing of applications submitted by healthcare providers for approval of patients for healthcare services from the insurance carrier. We charge for these services on a per transaction basis. We processed 2,610,709 "real time" transactions for the three months ended September 30, 2010, of which 445,882 were from POS terminals, 290,745 from PC and PC servers, 1,738,714 were via our proprietary WEB solution, and 135,368 from our Interactive Voice Response solution.  We undertook approximately 2,331,048 "real time" transactions during the three months ended September 30, 2009, of which 646,548 were from POS terminals, 233,490 from PC and PC servers, 203,577 from Interactive Voice Response and 1,247,433 from our proprietary WEB solution.  The increase in transaction volume for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 was due to installation of new solution and new transactions from recently signed contracts and continued roll out of established contracts during the three months ended September 30, 2010.

Operating Expenses

During the nine months ended September 30, 2010, we incurred operating expenses in the aggregate amount of $4,552,192 compared to $4,210,948 incurred during the nine months ended September 30, 2009 (an increase of $341,244 or 8.1%). The increase in operating expenses incurred during the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009 resulted from: (i) an decrease of $48,027 or 3.1% in cost of product support services resulting from a decrease the amortization of software development costs of approximately $58,000 offset by an increase other product support costs; (ii) an increase of $302,127 or 24.4% in compensation and related benefits; (iii) an increase of $8,252 or 16.0% in professional fees incurred; (iv) a decrease of $18,877 or 9.5% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) a decrease of $113,266 or 36.9% in depreciation and amortization; and (vi) an increase of $211,035 or 2.4% in general and administrative expenses primarily resulting from an increase in operating costs associated with our increased business revenues in 2010.

During the three months ended September 30, 2010, we incurred operating expenses in the aggregate amount of $1,544,751 compared to $1,603,754 incurred during the three months ended September 30, 2009 (a decrease of $59,003 or 3.7%). The decrease in operating expenses incurred during the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009 resulted from: (i) an decrease of $198,789 or 32.9% in cost of product support services resulting from a decrease in the amortization of software development costs  and a decrease in training expenses; (ii) an increase of $37,199 or 8.2% in compensation and related benefits; (iii) an increase of $622 or 5.8% in professional fees incurred; (iv) a decrease of $4,358 or 6.8% in management and consulting fees-related parties due to a decrease in use of certain management and a director/consultant needed to handle our operations; (v) a decrease of $80,165 or 53.7% in depreciation and amortization; and (vi) an increase of $186,488 or 57.9% in general and administrative expenses primarily resulting from an increase in operating costs associated with our increased business revenues in 2010.

Loss from Operations

We reported a loss from operations of $(1,271,420) during the nine months ended September 30, 2010 as compared to loss from operations of $(1,009,865) during the nine months ended September 30, 2009 due to the factors previously discussed.

We reported a loss from operations of $(333,240) during the three months ended September 30, 2010 as compared to loss from operations of ($448,694) during the three months ended September 30, 2009 due to the factors previously discussed.

Other Income (Expenses)

During the nine-month period ended September 30, 2010, we incurred other expenses of $556,886 as compared to other expenses of $930,129 during the nine-month period ended September 30, 2009 (an decrease of $373,243 or 40.1%). The variance change during the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009 resulted primarily from the nine-month period change in the fair value of the Company's derivative liabilities. We recorded a gain from derivative liabilities of $147,832 in the 2010 period as compared to a loss of $193,071 in the comparable period of 2009 and had a decrease in interest expense of $20,398 principally attributable to interest cost associated with our loans and delinquent Brazilian payroll taxes and Social Security taxes.  The change in the fair value of the Company’s derivative liabilities position is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock as derivative instruments.

During the three-month period ended September 30, 2010, we incurred other expenses of $127,573 compared to other income of $2,230,515 during the three-month period ended September 30, 2009 (an increase of $2,358,088 or 105.7%). The variance change during the three-month period ended September 30, 2010 as compared to the three-month period ended September 30, 2009 resulted primarily from the three-month period change in the fair value of the Company's derivative liabilities. We recorded a gain from derivative liabilities of $14,634 in the 2010 period as compared to a gain of $2,416,786 in the comparable period of 2009.  The change in the fair value of the Company’s derivative liabilities position is related to the classification of the embedded conversion feature and related warrants issued in connection with our Series A Preferred Stock as derivative instruments.

Net Loss

For the nine-month period ended September 30, 2010 our net loss was $1,828,306 compared to a net loss of $1,939,994 for the nine-month period ended September 30, 2009. Our net loss for the three months ended September 30, 2010 was $460,813 compared to net income of $1,781,821 for the three months ended September 30, 2009.  During the three and nine-month period ended September 30, 2010 and 2009, we did not record any tax provision for Brazilian income taxes due to our net loss.

During the nine-month period ended September 30, 2010, we recorded a cumulative preferred stock dividend of $75,576 compared to $75,660 during the nine-month period ended September 30, 2009.  During the three-month period ended   September 30, 2010, we recorded a cumulative preferred stock dividend of $25,188 compared to $25,220 during the three-month period ended September 30, 2009. The cumulative dividends relates to our Series A Preferred Stock.

For the nine months ended September 30, 2010, we reported net loss allocable to common shareholders of $1,903,882 as compared to net loss allocable to common shareholders of $2,015,654 for the nine months ended September 30, 2009. This translates to an overall net loss per common share (basic and diluted) available to shareholders of $(0.02) and $(0.03) for each of the nine-month periods ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, we reported a net loss allocable to common shareholders of $(486,001) as compared to a net income allocable to common shareholders of $1,756,601 for the three months ended September 30, 2009. This translates to an overall net (loss)/income per common share (basic and diluted) available to shareholders of $(0.01) and $0.02 for each of the three-month periods ended September 30, 2010 and 2009, respectively.

Comprehensive Loss

During the nine-month period ended September 30, 2010 and 2009, we recorded an unrealized foreign currency translation loss of $340,366 and $247,899, respectively. This resulted in comprehensive loss for the nine months ended September 30, 2010 of $2,168,672 compared to a comprehensive loss of $2,187,893 for the nine months ended September 30, 2009. During the three-month period ended September 30, 2010 and 2009, we recorded an unrealized foreign currency translation loss of $336,249 and $143,977, respectively. This resulted in a comprehensive loss for the three months ended September 30, 2010 of $797,062 as compared to a comprehensive income of $1,637,844 for the three months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2010 and December 31, 2009, we had cash balances of $34,733 and $21,813, respectively. These funds are located in financial institutions located as follows:

	September 30, 2010		December 31, 2009
Country:
United States	$9,597	27.6%	$2,745	12.6%
Brazil	25,136	72.4%	19,068	87.4%
Total cash and cash equivalents	$34,733	100.0%	$21,813	100.0%

As of September 30, 2010, our current assets were $977,633 and our current liabilities were $8,749,611, which resulted in a working capital deficit of $7,771,978. As of September 30, 2010, our total assets were $1,133,542 consisting of: (i) $34,733 in cash; (ii) $513,003 in accounts receivable; (iii) $429,897 in prepaid expenses and other current assets; and (iv) $155,909 in net property and equipment. As at September 30, 2010, our total assets were $1,133,542 compared to $1,329,458 at December 31, 2009.

As of September 30, 2010, our total liabilities were $10,678,443 consisting of: (i) $5,789,996 in current and non-current portion of accounts payable and accrued expenses; (ii) $754,942 due to related parties; (iii) $236,386 in a convertible loan and interest to a related party; (iv) $491,011 in loans and interest payable to a related party; (v) $1,283,745 in current and non-current portion of loans payable; (vi) $4 in warrant liability; (vii) $1,184,659 in convertible feature liability; and (viii) $937,700 in deferred gain on sale of non-controlling interest in subsidiary. At September 30, 2010, our total liabilities were $10,678,443 compared to $8,723,045 at December 31, 2009.

For the nine months ended September 30, 2010, net cash flow used in operating activities was $397,005 compared to net cash provided by operating activities of $155,716 for the nine months ended September 30, 2009.

For the nine months ended  September 30, 2010, net cash flows used in operating activities is principally due to  our net loss of $(1,828,306) and the add back of certain non-cash item such as a gain on derivative liabilities of $(147,832) and depreciation and amortization of $193,607 and changes in operating assets and liabilities, such as an increase in accounts receivable of $(136,854) offset by a decrease in prepaid expenses and other current assets of $28,932, an increase in accounts payable and accrued expenses of $1,152,395, an increase in accrued interest payable - related party of $43,169, an increase in due to related parties of $182,220, and an increase in accounts payable and accrued expenses (long-term) of $93,172.  For the nine months ended September 30, 2009, net cash flows provided by operating activities is principally due to our net loss of $(1,939,994) adjusted for non-cash items of $605,099 such as a loss from derivative liabilities of $193,071, depreciation and amortization of $306,873,the amortization of software maintenance costs of $91,727, and a foreign currency loss of $13,428, and changes in operating assets and liabilities such as a decrease in accounts receivable of $54,163, a decrease in prepaid expense and other current assets of $31,609, an increase in accounts payable and accrued expenses of $1,170,789, an increase in accrued interest payable-related party of $30,770 and an increase in due to related parties of $196,869.

Net cash flows used in investing activities amounted to $25,513 for the nine months ended September 30, 2010 as compared to net cash used in investing activities of $216,780 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we used cash for the acquisition of property and equipment of $25,513. During the nine months ended September 30, 2009, we used cash for the acquisition of property and equipment of $216,780.

Net cash flows provided by financing activities for nine months ended September 30, 2010 were $419,614 as compared to net cash flows provided by financing activities of $69,397 for nine months ended September 30, 2009.  For the nine months ended September 30, 2010, cash flow provided by financing activities was attributable to $379,614 in proceeds from loans and $55,000 in proceeds from loans from a related party. For the nine months ended September 30, 2009, cash flow provided by financing activities was attributable to $80,252 in proceeds from loans and $65,000 in proceeds from loans-related party offset by the payment of capital lease obligations of $75,855.

PLAN OF OPERATIONS

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

During the nine months ended September 30, 2010, we issued 4,260,204 shares of our common stock to YA Global in connection with the conversion of 16.7 shares of Series A Preferred Stock.

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

MATERIAL COMMITMENTS

Convertible Loans – Related Party

A material liability for us at September 30, 2010 is the aggregate principal amount of $175,000 and $61,386 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of September 30, 2010, an aggregate principal amount of $175,000 and interest in the amount of $61,386 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are due on demand.

Loan – Related Party

A material liability for us at September 30, 2010 is the aggregate amount of $491,011 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month and are currently due on demand. For the nine months ended September 30, 2010 and 2009, we incurred $27,462 and $15,063, respectively, in interest related to these loans. At September 30, 2010 and December 31, 2009, $119,473 and $94,632 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $491,011 and $419,462, respectively.  During the nine months ended September 30, 2010, we borrowed $55,000 which was used for working capital purposes.

Consulting Agreement

A material liability for us at September 30, 2010 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the nine months ended September 30, 2010 and 2009, we incurred $157,500 and $158,579, respectively, in management fees. At September 30, 2010 and December 31, 2009, $650,450 and $492,757 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

Accrued Taxes and Related Expenses

A material estimated liability for us for fiscal year 2010 and 2009 is the amount due and owing for Brazilian payroll taxes and Social Security taxes. At September 30, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately $3,794,000 and $3,224,000, respectively.

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes.  At September 30, 2010 and December 31, 2009, these deficiencies, plus interest and penalties, amounted to approximately 4,438,000 and $3,224,000, respectively. This liability is included as part of the accounts payable and accrued expenses (short-term and long-term) within the consolidated balance sheet.  In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company’s request was granted by the government on November 16, 2009. As of September 30, 2010, the monthly amount to be paid for the taxes due has not yet been determined by the government.

Medlink Connectividade Loan Payable and Other Loans Payable

At September 30, 2010, significant liabilities for us are the several loans and credit lines with financial institutions in Brazil. The Brazil loans require monthly installment payments, bear interest at rates ranging from 18% to 36% per annum, are secured by certain receivables of Medlink Connectividade, and are due through September 2011. As of September 30, 2010 and December 31, 2009, the loans payable to these financial institutions and others aggregated $1,283,745 and $858,951, respectively.

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") on a annual basis.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, our management determined that material weaknesses existed as outlined below. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. Therefore, our internal controls over financial reporting were not effective as of September 30, 2010.

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

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

•

We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region as well as a lack of operating funds, we have not hired sufficient internal audit resources before September 30, 2010.  We intend to search for qualified candidates with the assistance of recruiters and through referrals.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our subsidiary, Medlink Connectividade, is involved in litigation pertaining to a previous provider of consultant services regarding breach of contract and two labor law suits involving employees for unfair dismissal claims. At September 30, 2010 and December 31, 2009, we have accrued approximately $267,000 and $260,000, respectively, related to these lawsuits. The outcome of these claims is uncertain at this time.

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

TRANSAX INTERNATIONAL LIMITED

Dated: November 22, 2010	By: /s/ STEPHEN WALTERS
Stephen Walters, President/Chief Executive Officer and Director

Dated: November 22, 2010	By: /s/ADAM WASSERMAN
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer