Form 10-K
period 2010-12-31
TRANSAX INTERNATIONAL LTD
filed 2011-04-15
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-27845

TRANSAX INTERNATIONAL LIMITED
(Name of small business issuer in its charter)

Colorado	90-0287423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 S. University Drive, Suite 210
Plantation, Florida 33324
(Address of principal executive offices)

(888) 317-6984
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $95,802 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  96,078,960 shares of common stock are issued and outstanding as of April 14, 2011.

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

OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "Transax," " we," "our," and "us" or the “Company” refers to Transax International Limited, a Colorado corporation and its wholly-owned subsidiaries.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Through April 4, 2011, we were an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

As outlined below, on April 4, 2011, we sold 100% of our interest in our operating subsidiary.  Accordingly, as April 4, 2011, we are seeking to exploit certain intellectual property and software license Agreements that we retained for business outside of Brazil or acquire, through a merger or similar transaction, an operating business.

ORGANIZATION

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTCQB  market under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6". Prior to April 4, 2011, the Company, through its subsidiary, Medlink Conectividade em Saude Ltda (“Medlink Conectividade”) was an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions.

On March 26, 2008, we executed a stock purchase and option agreement (the “Agreement”) with Engetech, Inc., a Turks & Caicos corporation (the “Buyer”) controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the Agreement, we sold to the Buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., (“Medlink”) a Mauritius corporation. However, the Buyer defaulted on payments and on November 24, 2010, pursuant to an agreement, the Buyer returned the 45 shares of Transax Limited held in escrow and forfeited its initial deposit of $937,700 in full and complete satisfaction of any amounts due to us.

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and Medlink Conectividade, we sold 100% of our interest in Medlink Conectividade. As such all related operations have been retroactively presented as discontinued operations for all periods presented and related operating assets and liabilities have been classified as assets from discontinued operations and liabilities from discontinued operations, respectively for all periods presented.

In accordance with the terms and provisions of the Agreement: (i) QC Holding acquired the equity interest of Medlink Conectividade resulting in the sale of our operating subsidiary. As consideration for the purchase and sale of 100% of our interest in Medlink Conectividade, QC paid to us approximately $298,000; (ii) QC Holding agreed to assume all debt and other contingent liabilities of Medlink Conectividade, which as of December 31, 2010 was approximately $7,800,000 including $5,300,000 in past taxes and social security contributions due to the Brazil Government; and (iii) QC contributed to Medlink Conectividade approximately $1,402,000 which will be used to repay us approximately $1,402,000 in loans and interest due to our subsidiary, Transax Limited, which owned 100% of Medlink Conectividade.  In accordance with the further terms and provisions of the Agreement, we retained our relevant technology assets consisting of software code and the Postilion network processor software to carry on business outside of Brazil.

Our board of directors considered the sale of Medlink Conectividade to be in the best interests of the Company and its shareholders. Factors considered included (i) the high levels of debt in Medlink Conectividade, (ii) its continuing net operating losses and (iii) reports from Brazil counsel to Medlink Conectividade indicating that immediate tax and social security payments were due to the Brazilian Government of over $1,000,000.

Subsequent to April 4, 2011, we will have no revenues and limited operations consisting of financial reporting, administration and seeking new business opportunities or a merger candidate and further development of the Company’s remaining Intellectual Property especially its HIPAA product developed for the USA market and license agreements

SUBSIDIARIES

Transax Limited

Transax Limited was incorporated under the laws of Colorado on December 13, 2001 and is a holding company that currently owns 100% of Medlink Technologies, Inc..

Medlink Technologies, Inc.

Medlink Technologies, Inc. was incorporated under the laws of Mauritius on January 17, 2003, and is our 100%-owned subsidiary. Medlink is a holding company that owns the intellectual property developed by us and a number of third party software licenses.

Medlink Conectividade Em Saude Ltda.

Medlink Conectividade was incorporated under the laws of Brazil on May 2, 1998. Medlink Conectividade assists us in providing information network solutions, products and services within Brazil. Through Medlink Conectividade, we provide Health Information Management Products within Brazil.  We generated all of our revenues through Medlink Conectividade for the years ended December 31, 2010 and 2009.  We sold 100% of our interest in Medlink Conectividade on April 4, 2011.

GENERAL

As of the date of this Annual Report  we are an international provider of Health Information Management Products, which are specifically designed for the healthcare providers and health insurance companies. We are dedicated to improving healthcare delivery by providing to hospitals, physician practices and health insurance companies innovative health information management systems to assist in the coding, compliance, abstracting and recording of management's processes.

Currently, we are provider of health information management network solutions for the healthcare providers and health insurance companies, enabling the real time automation of routine patient transactions. We believe that our unique combination of complimentary solutions is designed to significantly improve the recording and processing of healthcare data transactions. Our Health Information Management Products and software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. In general, the Health Information Management Products and software solutions, including the MedLink Solution, fall into four (4) main areas: (i) compliance management; (ii) coding and reimbursement management; (iii) abstracting; and (iv) record management.

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

The Health Information Management Products are also designed to:

•	include abstracting solutions, which enable healthcare facilities to accurately collect and report patient demographic and clinical information.
•
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

•	provide healthcare organizations the flexibility to customize abstracting workflow to meet data collection reporting and analysis needs.
•	provide the organization with the ability to customize workflow by creating fields and rules and designing screen navigation.
•
provide record management, which will automate the record tracking and location functions, monitor record completeness and facilitate the release of information process within health information management departments.

•
assist healthcare organizations in properly completing records pursuant to state, federal, foreign governmental and medical staff requirements. The management tools are designed to monitor a facility's adherence to patient privacy, disclosure and patient bill of rights requirements, if applicable.

MEDLINK SOLUTION/MEDLINK WEB SOLUTION

We have developed a proprietary software named the   "MedLink Solution", which was specifically designed and developed for the healthcare and health insurance industries enabling the real time automation of routine patient eligibility, verifications, authorizations, claims processing and payment functions that are currently performed manually. A transaction fee is charged to the insurer for use of the MedLink Solution. The MedLink Solution hosts its own network processing system, whereby we are able to provide an insurer with the ability to cost effectively process all of the transactions generated regardless of location or method of generation.

An initial version of MedLink Solution that is Health Insurance Portability and Accountability Act ("HIPAA") compliant for the USA market  was previously developed in-house by our professional staff using the Microsoft.NET platform (the "MedLink Web Solution").  Our MedLink Web Solution offers all functionalities already available in our other capture solutions, but in an Internet-based application that can be accessed by providers through a standard Internet browser. The MedLink Web Solution allows providers to capture medical and dental exams, procedures, therapies, visits, laboratory tests and doctor referrals without complicated software conversion, utilizing an existing Internet connection. MedLink Web Solution contains a number of important security procedures following international standards, utilizing an intrusion detection system and SSL security to encrypt transactions.  Additional security features are available at the application level to individual users.

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

PRODUCT TARGET MARKET STRATEGY

Market Strategy

Our key marketing strategy has been to position ourselves as a market leader in providing total information management network processing solutions for the healthcare industry worldwide. We believe that our Health Information Management Products encompass a variety of solutions for healthcare provider locations, a complete network processing service for the health insurance companies, and in-house software and systems development to address specific and unique customer requirements, and the ability to operate the systems through a variety of communication methods.

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

We believe that this commonly used marketing and promotional model will be suitable and used for market penetration.  In addition we attend a number of conferences and trade shows in Brazil on an annual basis to “show case” our products. International marketing and promotional strategies will be developed and adapted on a country-to-country basis to meet different market environments and governmental requirements, build business and political relationships, and obtain domestic media exposure and high visibility within the local healthcare industry to establish credibility.

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

S1 Corporation - Network Processor System

On November 25, 2002, we entered into a supplier agreement with S1 Corporation of Atlanta Georgia, formerly Mosaic Software, Inc. ("S1"), to develop the Network Processor software package, known as the "Postilion", for use in the MedLink Solution. We believe that S1 is the supplier of the most modern technology for network control software, based on a low cost hardware platform (PC's) and Windows NT software. Management believes the Position software is the most cost effective solution for this kind of system. We own the current license and undertake optional maintenance payments to S1 on a quarterly basis to receive software updates and access to support.

RESEARCH AND DEVELOPMENT

Currently we have an alliance with a US based Health Care Software Consulting company who have been involved in developing our product for the USA market.

COMPETITION

The information network solutions market for healthcare providers and health insurance companies is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large technology companies, such as IBM, Siemens, and EDS, as well as several specialized healthcare information management companies, are developing similar products and services. There may be products on the market that do or will compete directly with the products and services that we have developed and are seeking to develop. These companies may also compete with us in recruiting qualified personnel. Many of our potential competitors have substantially greater financial, research and development, human and other resources than we do.

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

(i)	Source code for all of the MedLink Solutions, source nodes and Network processor source code.

Through intellectual property attorneys in the United States, we have been advised not to apply for copyright protection for our products but possibly to seek a process patent at a future date.

EMPLOYEES

As of April 15, 2011, our only employees are part time and are our officers, Mr. Stephen Walters and Mr. Adam Wasserman.  We do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.   None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

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

Our financial statements have been subject to a "going concern" opinion by our independent registered public accounting firm for fiscal years ended December 31, 2010 and 2009.  Management believes that we will need additional working capital to be implement a business plan, exploit certain intellectual property and to maintain ongoing financial reporting as a public company and for administration of our operation and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing may result in the need to discontinue business operations and you could lose your entire investment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management anticipates that we will incur net losses for the immediate future, and expects our operating expenses to decrease. We will need to generate new business and revenues if we are to continue as a going concern, or obtain financing. To the extent that we do not generate sufficient revenues or obtain funding, that our stock price does not increase, or we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern.

We will require additional fund and future access to capital is uncertain and we may have to delay, reduce or eliminate our business operations.

It is expensive to develop and commercialize Health Information Management Products. We do not have capital to conduct research and development, which is costly. Our product development efforts may not lead to new commercial products, either because our products fail to be found effective or because we lack the necessary financial or other resources or relationships to pursue commercialization. Our capital and future revenues may not be sufficient to support the expenses of our business operations and the development of commercial infrastructure. We may need to raise additional capital to: (i) fund operations; (ii) conduct research and development of Health Information Management Products; and (iii) commercialize our products.

The inability to protect our intellectual property could lead to unauthorized use of our products.

We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure, non-compete and other contractual provisions to protect our proprietary rights. Measures taken by us to protect our intellectual property may not be adequate, and any competitors could independently develop products and services that are substantially equivalent or superior to our products and services. Any infringement or misappropriation of our proprietary software could put us at a competitive disadvantage in a highly competitive market and could cause us to incur substantial litigation expense, and divert management's attention from other operations. Intellectual property litigation is increasingly common in the software industry.

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

We depend to a significant extent on the efforts of Mr. Stephen Walters, our President, Chief Executive Officer and director. The development of  Health Information Management Products requires expertise from a number of different disciplines, some of which are not widely available. The quality and reputation of our research and development personnel, including our executive officers, and their success in performing their responsibilities, may directly influence our success. In addition, Mr. Walters is involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of Mr. Walters or our inability to retain or recruit other key management and research and development personnel may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, public and private research institutions, government entities and other organizations In addition, we do not maintain any key man life insurance policies on Mr. Walters.

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

The trading price for our shares of common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

(i)	historical and anticipated operating results, including fluctuations in financial and operating results;
(ii)	general market and economic conditions;
(iii)	changes in government regulations affecting product approvals, reimbursement or other aspects of our and/or competitors' businesses;
(iv)	announcements of technological innovations or new commercial products by us or our competitors;
(v)	developments concerning our contractual relations with our executive officers, executive management and intellectual property rights; and
(vi)	announcements regarding significant collaborations or strategic alliances.
(vii)	the implementation of our business plan.

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

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 96,078,960 shares of common stock outstanding as of the date of this Annual Report, 48,695,175 shares are freely tradable without restriction. The remaining 47,383,785 shares of common stock held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.  In addition, as of December 31,  2010, if exercised or converted, we may issue up to 5,000,000 shares of common stock underlying the warrants, up to 1,025,000 shares underlying stock options, over one billion shares underlying our Series A Preferred stock, and up to 1,400,000 shares of common stock upon conversion of related party debt. Currently, we only have 100,000,000 common shares authorized and we may be required to increase the number of common shares authorized by the Company or otherwise modify our capital structure.

There are a large number of shares underlying our Series A Preferred Stock that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of the date of this Annual Report, we have 96,078,960 shares of common stock issued and outstanding and 14,190 shares of our Series A Preferred stock issued and outstanding. In addition, the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred stock may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the Series A Preferred Shares, may be sold without restriction. Currently, we have 100,000,000 common shares authorized and 96,078,960 shares issued and outstanding as of the date of this Annual Report. Accordingly, we do not have sufficient authorized common shares to convert the Series A preferred stock. We may need to seek shareholder approval to increase our authorized shares or to seek to effectuate a reverse split.The sale of these shares may adversely affect the market price of our common stock.

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

The significant downward pressure on the price of the common stock as the selling stockholder converts and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. In addition, not only the sale of shares issued upon conversion of preferred stock, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The holder of the Series A Preferred Stock has the option of converting the principal outstanding into shares of our common stock. If the holder converts additional shares of Series A Preferred Stock, there will be dilution of your shares of our common stock. We do not have enough authorized shares to convert all of the outstanding Series A Preferred Stock.

The conversion of the Series A Preferred Stock will result in dilution to the interests of other holders of our common stock since the holders may ultimately convert the full amount of the Series A Preferred Stock and sell all of these shares into the public market. Additionally, we do not have enough authorized shares to convert all of the outstanding Series A Preferred Stock.  Currently, we have 100,000,000 common shares authorized and 96,078,960 shares issued and outstanding as of the date of this Annual Report. We may need to seek shareholder approval to increase our authorized shares or to seek to effectuate a reverse split.

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

CONVERSION PRICE	NUMBER OF SHARES ISSUABLE ON CONVERSION(1)	PERCENTAGE OF ISSUED AND OUTSTANDING (2)
$0.05	28,380,000	22.80%
$0.03	47,300,000	32.99%
$0.01	141,900,000	59.63%
$0.005	283,800,000	74.71%
$0.001	1,419,000,000	93.66%

(1) Represents the number of shares issuable if 14,190 shares of Series A Preferred Stock were converted at the corresponding conversion price.

(2) Represents the percentage of the total outstanding common stock that the shares issuable on conversion of the shares of Series A Preferred Stock without regard to any contractual or other restriction on the number of securities the stockholder may own at any point in time  and based on 96,078,960 shares issued and outstanding as of the date of this Annual Report.

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

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our ordinary shares and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we need to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our ordinary shares and our ability to secure additional financing as needed.

The trading price of our common stock on the Over the Counter Pink Sheet Market has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

During 2010, our common stock has traded as low as $0.0012 and as high as $0.008 In addition to volatility associated with Bulletin Board and Pink Sheet securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) our inability to implement a business plan; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (vii) general economic trends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTIES

We do not own or lease any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

Our Brazilian subsidiary, Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding “breach of contract” and two labor law suits involving employees for “unfair dismissal’ claims. At December 31, 2010, we have accrued approximately $272,000 related to these lawsuits. The outcome of these clams is uncertain at this time.

As of April 10, 2011, other than certain litigation of our recently sold subsidiary, Medlink Conectividade,  pertaining to a previous provider of consultancy services regarding “breach of contract” and two labor law suits involving employees for “unfair dismissal’ claims, we are not aware of any legal proceedings contemplated by any governmental authority or other party involving us or our subsidiaries or our intellectual properties. None of our directors, officers or affiliates is: (i) a party adverse to us in any legal proceedings; or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us, our subsidiaries or our properties.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Equity

Through December 3, 2009, shares of our common stock are traded on the Over-the-Counter Bulletin Board under the symbol "TNSX.OB". On November 24, 2009, we received notice from the Financial Industry Regulatory Authority (“FINRA”) that our common stock would be removed from trading on the OTCBB effective December 3, 2009. We were informed that pursuant to FINRA Rule 6350(e) we had been delinquent in our reporting obligations for a third time in twenty four months, and therefore would be removed from the OTCBB at the open of trade on December 3, 2009.  Effective December 3, 2009, our common stock has been traded on the Over the Counter Pink Sheet Market.  The market for our common stock is limited, and can be volatile. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2009 and 2010 and the first quarter of 2011 as quoted on NASDAQ.com. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

	2009		2010		2011
	Low	High	Low	High	Low	High
First quarter	$0.0005	$0.002	$0.0012	$0.007	$0.0016	$0.0029
Second quarter	0.0005	0.0033	0.0013	0.008
Third quarter	0.0012	0.0070	0.0018	0.0028
Fourth quarter	0.0013	0.0069	0.0014	0.0033

On April 8, 2011, the last sale price of our common stock as reported on the NASDAQ.com was $0.002.

Shareholders

As of the date of this Annual Report, we have approximately 178 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 800 beneficial owners of our common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc.. The transfer agent’s address is 512 SE Salmon Street, Portland, OR 07214, and its telephone number is (503) 227-2950.

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

Securities Authorized For Issuance Under Compensation Plans

We have one equity compensation plan, the Transax International Limited Stock Option Plan (the "Stock Option Plan"). The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by shareholders:
2004 Incentive Stock Option Plan	1,025,000	$0.10	2,851,120
Plans not approved by shareholders
Warrants	5,000,000	$0.25	n/a

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

Stock Options Granted and Exercised

As of the date of this Annual Report, there are an aggregate of 1,025,000 Stock Options granted and outstanding.

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 5,000,000 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

During 2010, the Company issued 8,676,871 shares of its common stock upon conversion of 220 shares of Series A preferred stock.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended December 31, 2010 and 2009, which financial statements are included elsewhere in this Annual Report.

OVERVIEW

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and Medlink Conectividade, we sold 100% of our interest in Medlink Conectividade. As such all related operations have been retroactively presented as discontinued operations for all periods presented and related operating assets and liabilities have been classified as assets from discontinued operations and liabilities from discontinued operations, respectively for all periods presented.

In accordance with the terms and provisions of the Agreement: (i) QC Holding acquired the equity interest of Medlink Conectividade resulting in the sale of our operating subsidiary. As consideration for the purchase and sale of 100% of our interest in Medlink Conectividade, in April 2011, QC paid to us approximately $298,000; (ii) QC Holding agreed to assume all debt and other contingent liabilities of Medlink Conectividade, which as of December 31, 2010 was approximately $7,800,000 including $5,300,000 in past taxes and social security contributions due to the Brazil Government; and (iii) QC contributed to Medlink Conectividade approximately $1,402,000 which was used to pay us approximately $1,402,000 in loans and interest due to Transax Limited by Medlink Conectividade.  In accordance with the further terms and provisions of the Agreement, we retained our relevant technology assets consisting of software code and the Postilion network processor program to carry on business outside of Brazil.

Our board of directors considered the sale of Medlink Conectividade to be in the best interests of the Company and its shareholders Factors considered included (i) the high levels of debt in Medlink Conectividade, (ii) its continuing net losses and (iii) reports from Brazil counsel to Medlink Conectividade indicating that immediate tax and social security payments were due to the Brazilian Government of over $1,000,000.

Subsequent to April 4, 2011, we will have no revenues and limited operations consisting of financial report, administration and seeking new business opportunities or a merger candidate.

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

Substantially all of our revenues was derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers. Our software or hardware devices containing our software are installed at the healthcare provider's location. We offer transaction services to authorize and adjudicate identity of the patient and obtain "real time" approval for any necessary medical procedure from the insurance carrier. Our transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers. Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided.  Transaction revenues are recognized in the period in which the transactions are performed.

RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

	For the Year Ended December 31,
	2010	2009
REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	67,658	57,406
Management and consulting fees – related partiers	252,240	273,214
General and administrative	18,254	35,866
TOTAL OPERATING EXPENSES	338,152	368,486

LOSS FROM CONTINUING OPERATIONS	(338,152)	(368,486)

OTHER (EXPENSES) INCOME
Foreign exchange loss	16,728	(9,327)
Gain (loss) from derivative liabilities	142,524	(343,259)
Gain from forfeiture of deposit on sale of subsidiary	937,700	-
Interest expense –related parties	(58,710)	(44,917)
Total Other Income (Expenses)	1,038,242	(397,503)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	700,090	(765,989)

LOSS FROM DISCONTINUED OPERATIONS	(2,794,865)	(2,036,362)

NET LOSS	(2,094,775)	(2,802,351)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(532,601)	(481,025)

COMPREHENSIVE LOSS	$(2,627,376)	$(3,283,376)

Our net loss for the year ended December 31, 2010 was $2,094,775 compared to $2,802,351 for the year ended December 31, 2009 (a decrease of $707,576 or 25.3%).

Operating Expenses

During the year ended December 31, 2010, we incurred operating expenses in the aggregate amount of $338,152 as compared to $368,486 incurred during the year ended December 31, 2009 (a decrease of $30,334 or 8.2%).  The decrease in operating expenses incurred during the year ended December 31, 2010 compared to the year ended December 31, 2009 resulted from: (i) a decrease of $20,974 or 7.7% in management and consulting fees-related parties due to a decrease in use of certain management needed to handle our operations, and (ii) a decrease of $17,612 or 49.1% in general and administrative expenses primarily resulting from a decrease in operating costs due to cost cutting measures.  These decreases were offset by an increase of $8,252 or 13.9% in the amount of professional fees incurred including an increase in auditing fees of $4,000.

Loss from Continuing Operations

We reported a loss from continuing operations of $338,152 for the year ended December 31, 2010 as compared to a loss from operations of $368,486 for the year ended December 31, 2009 (a decrease of $30,334 or 8.2%).

Other Income (Expenses)

During the year ended December 31,  2010, we incurred other income of $1,038,242 as compared to other expense of $(397,503) for the year ended December 31,  2009 (an increase of $1,435,745). The variance for year ended December 31,  2010 as compared to the year ended December 31, 2009 resulted primarily from:

•	the change in the fair value of the Company’s derivative liabilities which was a gain of $142,524 in 2010 as compared to a loss in 2009 of $343,259,
•
For the year ended December 31, 2010, we incurred interest expense of $58,710 as compared to $44,917 for the year ended December 31, 2009, an increase of $13,793 or 30.7% primarily attributable to an increase in related party borrowings,

•	In 2010, we recorded a gain of $937,700 related to the forfeiture of a deposit received related to an agreed sale of a subsidiary of $937,700 as compared to $0 for the year ended December 31, 2009,
•
For the year ended December 31, 2010, we recorded a gain from foreign currency exchange of $16,728 as compared to a loss from foreign currency exchange of $9,327 for the year ended December 31, 2009, a change of $26,055 or 279.3%.

Loss from Discontinued Operations

On April 4, 2011, we sold 100% of our interest in Medlink Conectividad. Due to this sale, all operations of Medlink Conectividade have been retroactively presented as discontinued operations for all periods presented and related operating assets and liabilities have been classified as assets and liabilities of discontinued operations for all periods presented. Loss from discontinued operation is summarized as follows:

	2010	2009
Revenues	$4,504,170	$4,289,523
Operating expenses	6,226,633	5,573,968
Other expenses	1,072,402	751,917
Loss from discontinued operations	$(2,794,865)	$(2,036,362)

Net Loss

Due to the reasons described above, for the year ended December 31, 2010, our loss was $2,094,775 as compared to loss of $2,802,351 for the year ended December 31, 2009.

During fiscal year ended December 31, 2010, we recorded a deemed and cumulative preferred stock dividend of $100,100 as compared to $100,880 for the year ended December 31, 2009, which is related to our Series A Preferred Stock.

We reported a net loss attributable to common shareholders of $2,194,875 for the year ended December 31, 2010 as compared to $2,903,231 for the year ended December 31, 2009. This translates to a net loss per common share available to shareholders of $0.02 and $0.04 for the years ended December 31, 2010 and 2009, respectively.

Comprehensive Loss

We recorded an unrealized foreign currency translation loss of $532,601 and $481,025 for the years ended December 31, 2010 and  2009, respectively.  This resulted in a comprehensive net loss during fiscal year ended December 31, 2010 of $2,627,376 as compared to $3,283,376 for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2010 and 2009, we had cash balances of $18,388 and $21,813, respectively. These funds are located in financial institutions located as follows:
	December 31, 2010		December 31, 2009
Country:
United States	$3,660	19.9%	$2,745	12.6%
Brazil	14,728	80.1%	19,068	87.4%
Total cash and cash equivalents	$18,388	100.0%	$21,813	100.0%

As of December 31,  2010, our current assets were $18,665 and our current liabilities were $10,823,074, which resulted in a working capital deficit of $10,804,409.

Our stockholders' deficit increased from $7,393,587 at December 31, 2009 to $9,999,197 at December 31, 2010 principally due to the net loss incurred in fiscal 2010 of approximately $2.1 million

For the year ended December 31, 2010, net cash flow used in operating activities was $470,736 as compared to $95,984 for the year ended December 31, 2009. For the year ended December 31, 2010, net cash used in operating activities of $470,736 primarily consisted of our net loss of $2,094,775 adjusted for the add back of certain non-cash item such as a gain on derivative liabilities of $(142,524) and a gain from the forfeiture of deposit on sale of subsidiary of $937,700 and depreciation expense of $56,709, and changes in assets and liabilities of discontinued operations of $2,118,428.  For the year ended December 31, 2009, net cash used in operating activities of $95,984 primarily consisted of our net loss of $2,802,351, the add back of non-cash items including a loss from derivative liabilities of $343,259, depreciation and amortization of $263,857, and the amortization of software maintenance costs of $114,491, changes in operating assets and liabilities such as an increase in amounts due to related parties of $269,596 and changes in assets and liabilities of discontinued operations of $1,662,261.

For the year ended December 31, 2010, net cash flows used in investing activities amounted to $35,391 and as compared to $154,042 for the year ended December 31, 2009 and related to the acquisition of property and equipment.

Net cash flows provided by financing activities for the year ended December 31, 2010 were $502,122 as compared to $243,130 for the year ended December 31, 2009. For the year ended December 31, 2010, cash provided by financing activities was attributable to $432,1226 in proceeds from loans from discontinued operations and proceeds of $70,000 from related party loans. For the year ended December 31, 2009, cash provided by financing activities was attributable to $242,306  in proceeds from loans and proceeds of $80,000 from related party loans offset by the payment of capital lease obligations of $79,176.

PLAN OF OPERATION

Since inception, we incurred cumulative net losses of $19,307,203, and have a stockholders' deficit of $9,999,197 and a working capital deficit of $10,804,409 at December 31, 2010.  Since inception, we have funded operations through short-term borrowings and the proceeds from equity sales in order to meet our strategic objectives.  Additionally, on April 4, 2011, we sold our sole operating business subsidiary and accordingly, we now have limited continuing operations that generate no revenues and will be seeking new opportunities to exploit our technologies or to seek a merger candidate. Our future operations are dependent upon external funding and our ability to obtain revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet our business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business plan.

As result of the sale as discussed above, in April 2011, we received cash of approximately $1.7 million. We plan on using these funds to:

•	Pay outstanding liabilities for services rendered
•	Pay outstanding related party loans and interest
•	Negotiate with Series A Preferred shareholders to repurchase all outstanding preferred shares and
•	Fund on-going operations

As of the date of this Annual Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments and we will have no revenues in the near future. Our future success and viability, therefore, is dependent on our ability to develop, provide and market our information network solutions to healthcare providers, health insurance companies and other end-users outside of Brazil, our ability to generate capital financing, or to seek a merger candidate. We are optimistic that we will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Based upon a twelve (12) month work plan, it is anticipated that such a work plan would require approximately $300,000 of financing designed to fund various commitments and business operations.

There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse effect upon us and our shareholders.

Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse effect upon us and our shareholders.

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

Certain covenants in the Investment Agreement could substantially impact our ability to raise funds from alternative sources in the future. For example, so long as any Series A Preferred Shares are outstanding, we shall not, without the prior written consent of YA Global (a) directly or indirectly consummate any merger, reorganization, restructuring, reverse stock split consolidation, sale of all or substantially all of our assets or any similar transaction or related transactions; (b) incur any indebtedness for borrowed money or become a guarantor or otherwise contingently liable for any such indebtedness except for trade payables or purchase money obligations incurred in the ordinary course of business; (c) file any other registration statements on any form (including but not limited to forms S-1, S-3 and S-8); (d) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance or issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to the issuance of such convertible security or (e) enter into any security instrument granting the holder a security interest in any and all of our assets.

MATERIAL COMMITMENTS

Convertible Loans – Related Party

A material liability for us at December 31, 2010 is the aggregate principal amount of $175,000 and $66,679 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of December 31, 2010, an aggregate principal amount of $175,000 and interest in the amount of $66,679 remains due and owing under the Convertible Promissory Notes. As of the date of this annual report, the Convertible Promissory Notes are deemed in default and are due on demand.

Loan – Related Party

A material liability for us at December 31, 2010 is the aggregate amount of $510,444 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month and are currently due on demand. For the years ended December 31, 2010 and 2009, we incurred $37,710 and $23,917, respectively, in interest related to these loans. At December 31, 2010 and 2009, $128,035 and $94,632 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $510,444 and $419,462, respectively.  During the year ended December 31, 2010, we borrowed $70,000 which was used for working capital purposes.

Consulting Agreement

A material liability for us at December 31, 2010 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the years ended December 31, 2010 and 2009, we incurred $210,000 and $211,078, respectively, in management fees. At December 31, 2010 and 2009, $702,950 and $492,757 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management, including Stephen Walters, our chief executive officer, and Adam Wasserman, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

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

As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of December 31, 2010, due to material weaknesses that we identified in internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, our management determined that material weaknesses existed as outlined below.  A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. Therefore, our internal controls over financial reporting were not effective as of December 31, 2010.

Management identified material weaknesses. Management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions; (iii) the absence of an Audit Committee as of December 31, 2010, and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2010. Our internal accounting staff was primarily engaged in ensuring compliance with Brazil accounting and reporting requirements for our operating subsidiary and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff  is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Brazil, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2010. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

NAME	AGE	POSITION WITH THE COMPANY

Stephen Walters	52	President, Chief Executive Officer and a Director
Laurie Bewes	58	Director
Adam Wasserman	46	Chief Financial Officer

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

STEPHEN WALTERS is our President/Chief Executive Officer and a director. Mr. Walters currently is the President/Chief Executive Officer and a director of Transax. Mr. Walters has more than twenty (20) years of business experience.  He is responsible for corporate development initiatives that have seen a successful restructuring of the predecessor company. Mr. Walters is also the founder and principal of the Carlingford Group of companies based in Singapore a private investment group undertaking investments in early stage companies. Mr. Walters possesses an in depth knowledge of the public markets having previously acted as President and Chief Executive Officer of US public company’s since 2001.

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

ADAM WASSERMAN has served as our Chief Financial Officer since February 2005 under the terms of the consulting agreement with his firm, CFO Oncall, Inc.  Mr. Wasserman devotes a portion of his time to our company.  Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls.  Mr. Wasserman has substantial experience with SEC filings such as initial public offerings, 10-Ks and 10-Qs.  Mr. Wasserman has also served as the chief financial officer of  Gold Horse International, Inc. since July 2007, Oriental Dragon Corporation since June 2009, and others.  Mr. Wasserman also served as Chief Financial Officer for Lotus Pharmaceuticals, Inc. from October 2006 to April 2009, China Wind Systems, Inc. in 2007 and 2008, Genesis Pharmaceuticals Enterprises, Inc. from October 2001 until October 2007, and all under the terms of the consulting agreement with CFO Oncall, Inc.  From 1991 to 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida, where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From 1986 to 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting.

Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants, is a director, treasurer and an executive board member of Gold Coast Venture Capital Association and is a director and audit committee member of China Direct Industries, Inc., a NASDAQ listed company, since January 2010 and Bohai Pharmaceuticals Group, Inc, since July 12, 2010.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.
SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Stephen Walters	2010	0	0	0	0	0	0	210,000	210,000
President, CEO, Director	2009	0	0	0	0	0	0	211,079	211,079

Laurie Bewes,	2010	0	0	0	0	0	0	12,000	12,000
Director	2009	0	0	0	0	0	0	12,000	12,000

Adam Wasserman3	2010	0	0	0	0	0	0	30,240	30,240
Chief financial officer	2009	0	0	0	0	0	0	50,135	50,135

Americao de Castro	2010	200,000	0	0	0	0	0	0	200,000
President of Medlink	2009	200,000	0	0	0	0	0	0	200,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

On November 28, 2004, we adopted the 2004 Incentive Stock Option Plan (the "Plan").  The Plan, as amended, provides options to be granted, exercisable for a maximum of 7,000,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan.  The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee of the Board of Directors.

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

EQUITY
INCENTIVE
PLAN
								EQUITY	AWARDS:
							MARKET	INCENTIVE	MARKET
						NUMBER	VALUE	PLAN	OR
			EQUITY			OF	OF	AWARDS:	PAYOUT
			INCENTIVE			SHARES	SHARES	NUMBER OF	VALUE OF
			PLAN			OR	OR	UNEARNED	UNEARNED
			AWARDS:			UNITS	UNITS	SHARES,	SHARES,
	NUMBER OF	NUMBER OF	NUMBER OF			OF	OF	UNITS OR	UNITS OR
	SECURITIES	SECURITIES	SECURITIES			STOCK	STOCK	OTHER	OTHER
	UNDERLYING	UNDERLYING	UNDERLYING			THAT	THAT	RIGHTS	RIGHTS
	UNEXERCISED	UNEXERCISED	UNEXERCISED	OPTION		HAVE	HAVE	THAT HAVE	THAT
	OPTIONS	OPTIONS	UNEARNED	EXERCISE	OPTION	NOT	NOT	NOT	HAVE NOT
	(#)	(#)	OPTIONS	PRICE	EXPIRATION	VESTED	VESTED	VESTED	VESTED
NAME	EXERCISABLE	UNEXERCISABLE	(#)	($)	DATE	(#)	($)	(#)	(#)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)

Stephen	150,000	-	-	0.15	8/17/11	-	-	-	-
Walters	300,000	-	-	0.06	11/24/12	-	-	-	-

Laurie	75,000	-	-	0.15	8/17/11	-	-	-	-
Bewes	100,000	-	-	0.06	11/24/12	-	-	-	-

Adam	100,000	-	-	0.06	11/24/12	-	-	-	-
Wasserman

COMPENSATION OF DIRECTORS

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board may, in the future, award stock options to purchase shares of common stock to our directors.  In 2010 and 2009, we accrued and owe a directors fee of $12,000 and $12,000 to Laurie Bewes, respectively.

EMPLOYMENT AND CONSULTING AGREEMENTS

Walters Consulting Agreement

We entered into a month-to-month consulting services agreement with Stephen Walters, our President/Chief Executive Officer (the "Walters Consulting Agreement"). On July 1, 2007, our Board of Directors approved an amendment to the Walters Consulting Agreement to increase the compensation from $15,000 per month to $17,500 per month. Pursuant to the terms and provisions of the Walters Consulting Agreement: (i) Mr. Walters provides managerial services to us; and (ii) Mr. Walters shall be paid a monthly fee of $17,500  plus reimbursement of expenses. Mr. Walters derived remuneration from us as compensation under the terms and provisions of the Walters Consulting Agreement. During fiscal years ended December 31, 2010 and 2009, $210,000 and $211,079 was incurred by us to Mr. Walters for management and consulting services rendered. At December 31, 2010 and 2009, $702,950 and $492,757 in management fees and other expenses are due and owing to Mr. Walters.

Wasserman Financial Services Agreement

Mr. Wasserman has served as our chief financial officer since February 2005. Compensation for Mr. Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer.  Mr. Wasserman works for us on a part-time basis pursuant to an agreement with CFO Oncall.  Pursuant to the terms of this engagement letter, CFO Oncall is paid a monthly retainer fee of $2,500 plus hourly fees at a standard rate of $95 per hour for services performed. Mr. Wasserman agreed to act as our Chief Financial Officer and principal accounting office. During fiscal year ended December 31, 2010 and 2009, fees amounted to $30,240 and $50,135, respectively. As at December 31, 2010 and 2009, $100,605 and $67,965 in fees is due and owing to CFO Oncall.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 96,078,960 shares of common stock issued and outstanding.

NAME AND ADDRESS OF	NUMBER OF		PERCENTAGE
BENEFICIAL OWNER(1)	SHARES OWNED(1)		OF CLASS(1)

DIRECTORS AND OFFICERS:

Stephen Walters	43,978,076	(2) (6)	45,77%
Bali View Block A4/7
Jl. Cirendeu Raya 40 Jakarta Selatan
13419 Indonesia

Laurie Bewes	408,333	(3)	0.42%
429 Willawrong Road
Caringbah, Australia NSW 2229

Adam Wasserman	100,000	(4)	*
1643 Royal Grove Way
Weston, Florida 33327

All executive officers and directors as a group (4 persons), including holdings of Carlingford Investments Limited	44,486,409	(5)	46.30%

MAJOR SHAREHOLDERS:

Carlingford Investments Limited	40,593,257	(6)	42.25%
80 Raffles Place
#16-20 UOB Plaza II
Singapore 048624

 *    Less than one percent.

 (1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding       as of the date of this Annual Report. As of the date of this Annual Report, there are 96,078,960 shares issued and outstanding.

  (2)  This figure includes: (i) 2,934,819 shares of common stock held of record by Mr. Walters; (ii) an assumption of the exercise by Mr. Walters of 150,000 Stock Options to acquire 150,000 shares of common stock at $0.15 per share expiring on August 17, 2011; and (iii) an assumption of the exercise by Mr. Walters of 300,000 Stock Options to acquire 300,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

 (3)  This figure includes: (i) 233,333 shares of common stock held of record; (ii) an assumption of the exercise by Mr. Bewes of 75,000 Stock Options to acquire 75,000 shares of common stock at $0.15 per share expiring on August 17, 2011; and (iii) an assumption of the exercise by Mr. Bewes of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.06 per share expiring on November 24, 2012.  As of the date of this Annual Report, no Stock Options have been exercised.

 (4)  This figure includes: (i) an assumption of the exercise by Mr. Wasserman of 100,000 Stock Options to acquire 100,000 shares of common stock at $0.06 per share expiring on November 24, 2012. As of the date of this Annual Report, no Stock Options have been exercised.

 (5)  This figure includes: (i) 43,761,409 shares of common stock held of record; and (ii) an assumption of the exercise of an aggregate of 725,000 Stock Options to acquire 725,000 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, MSPC Certified Public Accountants and Advisors, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2010	2009
Audit Fees	$37,500	$37,500
Audit Related Fees	24,000	20,000
Tax Fees	0	0
All Other Fees	0	0

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.30
Quota purchase and sale agreement and other covenants date April 4, 2011 related to sale of Medlink Conectividade Em Saúde Ltda. - Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K as filed with the SEC on April 8, 2011.

14.1	Code of Ethics - Incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* File herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAX INTERNATIONAL LIMITED

Dated: April 15, 2011	By: /s/ STEPHEN WALTERS
Stephen Walters, President/Chief
Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Walters	Chief Executive Officer and Director	April 15, 2011
Stephen Walters

/s/ Adam Wasserman	Chief Financial Officer and Principal	April 15, 2011
Adam Wasserman	Accounting Officer

/s/ Laurie Bewes	Director	April 15, 2011
Laurie Bewes

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets:
As of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Loss:
For the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Changes in Stockholders’ Deficit:
For the Years Ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows:
For the Years Ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
of Transax International Limited.

We have audited the accompanying consolidated balance sheets of Transax International Limited and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transax International Limited and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations of approximately $19.3 million, a working capital deficiency of approximately $10.8 million and a stockholders’ deficiency of approximately $10.0 million at December 31, 2010. Additionally, as discussed in Note 5 to the consolidated financial statements, on April 4, 2001, the Company sold its sole operating subsidiary. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MSPC
MSPC Certified Public Accountants and Advisors
A Public Corporation

New York, New York
April 15, 2011

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

Current Assets:
Cash	$18,388	$21,813
Prepaid expenses	277	277

Total Current Assets	18,665	22,090

Property and equipment, net	574	902
Assets of discontinued operations	804,638	1,306,466

Total Assets	$823,877	$1,329,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$256,049	$257,143
Deferred gain on sale of minority interest in subsidiary	-	937,700
Liabilities of discontinued operations	7,801,784	3,234,290
Due to related parties	827,555	572,722
Warrant liability	-	1,696
Convertible feature liability	1,185,563	1,348,157
Loans payable - related party	510,444	419,462
Convertible loan - related party	241,679	220,679

Total Current Liabilities	10,823,074	6,991,849

Liabilities of discontinued operations, net of current portion	-	1,731,196

Total Liabilities	10,823,074	8,723,045

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Series A convertible preferred stock, no par value; 16,000 shares authorized; 14,190 and 14,410 shares issued and outstanding at December 31, 2010 and 2009, respectively; liquidation preference $1,419,000 at December 31, 2010	1,303,039	1,325,039
Common stock $.00001 par value; 100,000,000 shares authorized; 96,078,960 and 87,402,089 shares issued and outstanding at December 31, 2010 and 2009, respectively	961	874
Paid-in capital	8,518,511	8,474,832
Accumulated deficit	(19,307,203)	(17,212,428)
Accumulated other comprehensive income (loss)	(514,505)	18,096

Total Stockholders' Deficit	(9,999,197)	(7,393,587)

Total Liabilities and Stockholders' Deficit	$823,877	$1,329,458

See accompanying notes to the consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2010	2009

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	67,658	59,406
Management and consulting fees - related parties	252,240	273,214
General and administrative	18,254	35,866

Total Operating Expenses	338,152	368,486

LOSS FROM CONTINUING OPERATIONS	(338,152)	(368,486)

OTHER INCOME (EXPENSES):
Foreign currency exchange gain (loss)	16,728	(9,327)
Gain (loss) from derivative liabilities	142,524	(343,259)
Gain from forfeiture of deposit on sale of subsidiary	937,700	-
Interest expense - related party	(58,710)	(44,917)

Total Other Income (Expenses)	1,038,242	(397,503)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	700,090	(765,989)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(2,794,865)	(2,036,362)

NET LOSS	(2,094,775)	(2,802,351)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(100,100)	(100,880)

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS	$(2,194,875)	$(2,903,231)

COMPREHENSIVE LOSS
NET LOSS	$(2,094,775)	$(2,802,351)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(532,601)	(481,025)

COMPREHENSIVE LOSS	$(2,627,376)	$(3,283,376)

Net Loss per Common Share (Basic):
Net income (loss) from continuing operations	$0.01	$(0.01)
Net loss from discontinued operations	(0.03)	(0.03)
Net Loss per Common Share	$(0.02)	$(0.04)

Net Loss per Common Share (Diluted):
Net income (loss) from continuing operations	$-	$(0.01)
Net loss from discontinued operations	(0.03)	(0.03)
Net Loss per Common Share	$(0.03)	$(0.04)

Weighted Average Shares Outstanding:
Basic	92,005,723	68,568,025
Diluted (continuing operations)	1,200,589,473	68,568,025
Diluted (discontinued operations)	92,005,723	68,568,025

See accompanying notes to the consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2010 and 2009

							Accumulated
							Other	Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, December 31, 2008	14,460	$1,330,039	52,368,756	$524	$8,405,984	$(14,410,077)	$499,121	$(4,174,409)

Common stock issued for preferred stock	(50)	(5,000)	5,033,333	50	4,950	-	-	-

Derivative liability reclassified to paid-in capital	-	-	-	-	4,198	-	-	4,198

Common stock issued for accrued interest - related party	-	-	30,000,000	300	59,700	-	-	60,000

Comprehensive Loss:
Net loss for period	-	-	-	-	-	(2,802,351)	-
Foreign currency translation adjustments	-	-	-	-	-	-	(481,025)
Total comprehensive loss								(3,283,376)

Balance, December 31, 2009	14,410	1,325,039	87,402,089	874	8,474,832	(17,212,428)	18,096	(7,393,587)

Common stock issued for preferred stock	(220)	(22,000)	8,676,871	87	21,913	-	-	-

Derivative liability reclassified to paid-in capital	-	-	-	-	21,766	-	-	21,766

Comprehensive Loss:
Net loss for period	-	-	-	-	-	(2,094,775)	-
Foreign currency translation adjustments	-	-	-	-	-	-	(532,601)
Total comprehensive loss								(2,627,376)

Balance, December 31, 2010	14,190	$1,303,039	96,078,960	$961	$8,518,511	$(19,307,203)	$(514,505)	$(9,999,197)

See accompanying notes to the consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$700,090	$(765,989)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation	328	328
Loss (gain) from derivative liabilities	(142,524)	343,259
Foreign currency exchange (gain) loss	(16,728)	9,327
Gain from forfeiture of deposit on sale of subsidiary	(937,700)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	543
Accounts payable and accrued expenses	(1,094)	(1,884)
Accrued interest payable, related party	58,710	44,917
Due to related parties	254,833	269,596

Net cash used in continuing operations	(84,085)	(99,903)

Loss from discontinued operations	(2,794,865)	(2,036,362)
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operations:
Amortization of software maintenance costs	33,405	114,491
Depreciation and amortization	256,381	263,529
Changes in discontinued assets and liabilities:
Assets from discontinued operations	263,341	60,608
Liabilities of discontinued operations	1,855,087	1,601,653
Net cash (used in) provided by discontinued operations	(386,651)	3,919

NET CASH USED IN OPERATING ACTIVITIES	(470,736)	(95,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment - discontinued operations	(35,391)	(154,042)

NET CASH USED IN INVESTING ACTIVITIES	(35,391)	(154,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans - discontinued operations	432,122	242,306
Proceeds from loans payable - related party	70,000	80,000
Payment of capital lease obligations - discontinued operations	-	(79,176)

NET CASH PROVIDED BY FINANCING ACTIVITIES	502,122	243,130

Effect of Exchange Rate Changes on Cash	580	3,033

Net Decrease in Cash	(3,425)	(3,863)

Cash, Beginning of Year	21,813	25,676

Cash, End of Year	$18,388	$21,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$366,350	$360,892
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock converted to common stock	$22,000	$5,000
Derivative liability reclassified to equity upon conversion	$21,766	$4,198
Issuance of common stock for accrued interest - related party	$-	$60,000

See accompanying notes to the consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Pink Sheet market under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6". The Company, through its subsidiary, Medlink Conectividade em Saude Ltda (“Medlink Conectividade”) is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Plantation, Florida and Rio de Janeiro, Brazil.

On March 26, 2008, the Company executed a stock purchase and option agreement (the “Agreement”) with Engetech, Inc., a Turks & Caicos corporation (the “Buyer”) controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owns one hundred percent of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., (“MTI”) a Mauritius corporation (See Note 5). However, the Buyer defaulted on payments and on November 24, 2010, pursuant to an agreement, the Buyer returned the 45 shares of Transax Limited held in escrow and forfeited its initial deposit of $937,700 in full and complete satisfaction of any amounts due to the Company.

As a material subsequent event, on April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and Medlink Conectividade, the Company sold 100% of its interest in Medlink Conectividade to QC Holding. Due to this sale, all operations of Medlink Conectividade have been retroactively presented as discontinued operations for all periods presented and related operating assets and liabilities have been classified as assets and liabilities of discontinued operations for all periods presented (See Note 5).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  The consolidated financial statements include the Company and its subsidiary, Transax Limited, and Transax Limited’s wholly-owned subsidiaries Medlink Conectividade, and MTI. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company has reclassified, for all periods presented in the accompanying consolidated statements of operations, the amounts related to the discontinued operations (Medlink Conectividade, See Note 5) in accordance with the applicable accounting criteria. In addition, assets and liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the allowance for doubtful accounts receivable, the estimated lives and recoverable value of property, equipment and software development costs, assumptions used to calculate stock-based compensation and derivative liabilities and the accounting for discontinued business operations.

Fair Value of Financial Instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1- inputs which include quoted prices in active markets for identical assets or liabilities;
•
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

•
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

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable and accrued expenses, liabilities from discontinued operations and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses Level 3 inputs to value its derivative liabilities.  The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the years ended December 31, 2010 and 2009 for all financial assets and liabilities categorized as Level 3 as of December 31, 2010.

	2010	2009
Liabilities:
Balance of derivative liabilities – beginning of year	$1,349,853	$1,010,793
Reclassification of derivative liabilities to paid-in capital upon conversion	(21,766)	(4,198)
Change in fair value of derivative liabilities (a)	(142,524)	343,259
Balance of derivative liabilities - end of year	$1,185,563	$1,349,853
(a)
The Company calculates the fair value of the conversion features on the convertible preferred stock and warrants on a quarterly basis, as these conversion features on the convertible preferred stock and warrants have been treated as a derivative liability since their initial issuance dates (See Note 6).

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2010 and 2009.

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

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its  financial  obligation, such as  in  the case of  bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  As of December 31, 2010 and 2009, the Company’s allowance for doubtful accounts was $0.

The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of December 31, 2010, bank deposits in the United States did not exceed federally insured limits.  At December 31, 2010, the Company had deposits of $14,728 in banks in Brazil which may not be insured.  Historically, we have not experienced any losses on our deposits of cash.

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the years ended December 31, 2010 and 2009.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2010 and 2009, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future. Fiscal tax years ended December 31, 2008, December 31, 2009 and December 31, 2010 remain open and are subject to tax audit.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiary which is shown as a discontinued operation, Medlink Conectividade, is its local currency, the Brazilian Real (“R$”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset and liability accounts at December 31, 2010 and 2009 were translated at 1.6662 R$ to $1.00 and at 1.7601 R$ to $1.00, respectively.  Equity accounts are translated at their historical rate. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.  Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars and are included in determining net earnings.

Revenue Recognition

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable; and (4) collectability is probable.

Substantially all of the Company's revenues, which are included in discontinued operations, are derived from the processing of applications by healthcare providers for approval of patients for healthcare services from insurance carriers.  The Company's software or hardware devices containing the Company's software are installed at the healthcare provider's location. The Company offers transaction services to authorize and adjudicate the identity of the patient and obtains "real time" approval for any necessary medical procedure from the insurance carrier. The Company's transaction-based solutions provide remote access for healthcare providers to connect with contracted insurance carriers.  Transaction services are provided through contracts with insurance carriers and others, which specify the services to be utilized and the markets to be served.  The Company's clients are charged for these services on a per transaction basis. Pricing varies depending on the type of transactions being processed under the terms of the contract for which services are provided.  Transaction revenues are recognized in the period in which the transactions are performed.

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument.  In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date.  Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented.  The derivatives are valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheets as current liabilities at December 31, 2010 and 2009.

Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income allocable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants and options (using the treasury stock method).  The following table presents a reconciliation of basic and diluted net (loss) income per common share (excludes common stock warrants which are anti-dilutive since the exercise price is higher than the fair market value of the Company’s common stock) :

	Years ended December 31,
	2010	2009
Net loss allocable to common shareholders for basic and diluted loss per common share	$(2,194,875)	$(2,903,231)

Weighted average common shares outstanding – basic	92,005,723	68,568,025
Effect of dilutive securities:
Series A convertible preferred stock	1,108,583,750	-
Weighted average common shares outstanding – diluted (continuing operations)	1,200,589,473	68,568,025
Weighted average common shares outstanding – diluted (discontinued operations) (1)	92,005,723	68,568,025
Net loss per common share - basic
Net income (loss) from continuing operations	$0.01	$(0,01)
Net loss from discontinued operations	(0.03)	(0,03)
Net Loss per Common Share	$(0.02)	$(0.04)

Net loss per common share - dilued
Net income (loss) from continuing operations	$0.00	$(0,01)
Net loss from discontinued operations	(0.03)	(0,03)
Net Loss per Common Share	$(0.03)	$(0.04)

*	The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares

(1) Excludes common shares issuable upon the conversion of Series A preferred stock, common stock warrants and options which are anti-dilutive.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on our loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded. In periods where the Company has net income, the dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company's common stock as follows:

	Years Ended December 31,
	2010	2009
Stock options	1,025,000	1,950,000
Stock warrants	5,000,000	5,000,000
Convertible loan-related party	1,400,000	1,400,000
Convertible preferred stock	1,108,593,750	900,625,000
Total	1,116.018,750	908,975,000

These common stock equivalents may be dilutive in the future. The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares and 96,078,960 were outstanding at December 31, 2010; only 3,921,040 additional shares are authorized for issuance as of December 31, 2010.

Stock-Based Compensation

Stock based compensation is accounted for based on the requirements of the share-based payment topic of ASC 718 of the Financial Accounting Standards Board, (“FASB”).   This ASC requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company did not incur a stock-based compensation cost for the years ended December 31, 2010 and 2009.

Advertising

Advertising costs are expensed when incurred.  For the years ended December 31, 2010 and 2009, advertising expense was deemed immaterial.

Comprehensive (Loss) Income

The Company follows the accounting standards related to reporting comprehensive (loss) income to recognize the elements of comprehensive (loss) income.  The Company’s comprehensive loss is comprised of net loss and all changes to the statements of changes in stockholders' deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  For the Company, comprehensive loss for the years ended December 31, 2010 and 2009 included net loss and unrealized losses from foreign currency translation adjustments.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are expensed as incurred. For the years ended December 31, 2010 and 2009, research and development costs were deemed immaterial.

Related Parties

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company has disclosed all related party transactions for all periods presented. All transactions were recorded at fair value of the goods or services exchanged.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has codified a single source of authoritative nongovernmental U.S. GAAP, the “Accounting Standards Codification”   (the “Codification” or “ASC”). While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supersedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered non-authoritative.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. We did not enter into any business combinations in fiscal year 2010. The adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

In April 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-17, Revenue Recognition – Milestone Method, which amended guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

The consideration earned by achieving the milestone should:

1. Be commensurate with either of the following:

a.	The vendor’s performance to achieve the milestone; or
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone

2. Relate solely to past performance

3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010. Early adoption is permitted.  The new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $19,307,203, and has a stockholders' deficit of $9,999,197 and a working capital deficit of $10,804,409 at December 31, 2010.  Since inception, the Company has funded operations through short-term borrowings and the proceeds from equity sales in order to meet its strategic objectives.  Additionally, on April 4, 2011, the Company sold its sole operating business subsidiary and accordingly, the Company has limited continuing operations that generate no revenues and will be seeking new opportunities to exploit its technologies or to seek a merger candidate. The Company's future operations are dependent upon external funding and its ability to obtain revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Computer Equipment	$1,640	$1,640
Less: Accumulated Depreciation	(1,066)	(738)
	$574	$902

For the years ended December 31, 2010 and 2009, depreciation expense amounted to $328 and $328, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party

At December 31, 2010 and 2009, the Company had aggregate loans payable for $175,000 to Carlingford Investments Limited (“Carlingford”), a related party company whose officer is an officer of the Company.  These loans are convertible into the Company's common stock at $0.125 per share (1,400,000 common shares).  For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date.  The interest rate of the loan is 12% per annum computed at simple interest.  At December 31, 2010 and 2009, interest due on these loans amounted to $66,679 and $45,679, respectively, and the aggregate principal amount due is $175,000. During the years ended December 31, 2010 and 2009, the Company incurred $21,000 and $21,000, respectively, in interest expense related to these two loans. These two loans are in default and are due on demand.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

Due to Related Parties

For the years ended December 31, 2010 and 2009, the Company incurred $210,000 and $211,079 respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.  Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company’s board of directors approved compensation for this officer/director of $17,500 per month.  At December 31, 2010 and 2009, $702,950 and $492,757 in management fees and other expenses are payable to this officer/director and are included in due to related parties on the accompanying consolidated balance sheets.  The amount due is unsecured, non-interest bearing and payable on demand.

For the years ended December 31, 2010 and 2009, the Company incurred $30,240 and $50,135, respectively, in accounting fees to a company whose officer is an officer of the Company.  The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations.  At December 31, 2010 and 2009, $100,605 and $67,965 in these fees is payable to this officer and are included in due to related parties on the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

At December 31, 2010 and 2009, $24,000 and $12,000 in directors fees is payable to a director and are included in due to related parties on the accompanying consolidated balance sheets. For the years ended December 31, 2010 and 2009, directors fees amounted to $12,000 and $12,000 and are included in management and consulting fees - related party on the accompanying consolidated statements of operations The amount due is unsecured, non-interest bearing and payable on demand.

Loans Payable – Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $152,409 and $164,830 at December 31, 2010 and 2009, respectively) from an officer of the Company for working capital purposes.  The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears.  This loan has not been repaid and is currently payable on demand.  Additionally, through December 31, 2010, the Company borrowed $230,000 from this officer. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand.  For the years ended December 31, 2010 and 2009, the Company incurred $37,710 and $23,917, respectively, in interest related to these loans.  At December 31, 2010 and 2009, $128,035 and $94,632 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $510,444 and $419,462, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 5 – DISCONTINUED OPERATIONS

Sale of Medlink Conectividade

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding, and Medlink Conectividade, the Company sold 100% of its interest in Medlink Conectividade to QC Holding. For the years ended December 31, 2010 and 2009, the Company’s operating subsidiary, Medlink Conectividade, is reported as a discontinued operation and all periods have been restated in the Company's consolidated financial statements and related footnotes to conform to this presentation.

In accordance with the terms and provisions of the Agreement: (i) QC Holding acquired the equity interest of Medlink Conectividade resulting in the sale of the Company’s operating subsidiary. As consideration for the purchase and sale of 100% of the Company’s interest in Medlink Conectividade, QC paid to the Company approximately $298,000; (ii) QC Holding agreed to assume all debt and other contingent liabilities of Medlink Conectividade, which as of December 31, 2010 was approximately $7,800,000 including $5,300,000 in past taxes and social security contributions due to the Brazil Government; and (iii) QC agreed to contribute to Medlink Conectividade approximately $1,402,000 which be used to pay to the Company approximately $1,402,000 in loans and interest due to Transax Limited by Medlink Conectividade.  In accordance with the further terms and provisions of the Agreement, the Company retains its relevant technology assets consisting of software code and the Postilion network processor program to seek business outside of Brazil.  Currently, the Company does not have any revenues outside of Brazil.

The Company’s board of directors considered the sale of Medlink Conectividade to be in the best interests of the Company and its shareholders Factors considered included (i) the high levels of debt in Medlink Conectividade, (ii) its continuing net losses from operations and (iii) reports from Brazil counsel to Medlink Conectividade indicating that immediate tax and social security payments were due to the Brazilian Government of over $1,000,000.

The following table sets forth for the fiscal years indicated selected financial data of the Company's discontinued operations.
	2010		2009
Revenues	$	$ 4,504,170	$4,289,523
Operating expenses		6,226,633	5,573,968
Other expenses		1,072,402	751,917
Loss from discontinued operations		$(2,794,865)	$(2,036,362)

At December 31, 2010 and 2009, assets and liabilities from discontinued operations consisted of the following:
	2010	2009
Assets of discontinued operations:
Accounts receivable	$478,526	$358,506
Prepaid expenses and other current assets	85,784	447,756
Software development costs, net	-	33,405
Property and equipment, net	240,328	466,799
Assets of discontinued operations	$804,638	$1,306,466

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 5 – DISCONTINUED OPERATIONS (continued)

Liabilities of discontinued operations:
Loans payable	$1,354,193	$858,951
Accounts payable and accrued expenses	6,447,591	4,106,535

Liabilities of discontinued operations	$7,801,784	$4,965,486

Prior sale and rescission of sale of 45% interest in Transax Limited

On March 26, 2008, the board of directors of the Company, pursuant to unanimous written consent resolutions, approved the execution of a stock purchase and option agreement (the “Agreement”) with the Buyer. In accordance with the terms and provisions of the Agreement, the Company sold to the Buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited. Through April 4, 2011, Transax Limited owned 100% of the total issued and outstanding shares of: (i) Medlink Conectividade and (ii) MTI. The purchase price for the 45%, or 45 shares, (“Initial Shares”) was $3,200,000. Through December 31, 2009, the Company received proceeds towards the purchase price of $937,700. The Company did not receive any proceeds during the year ended December 31, 2010. Since collection of the remaining purchase price was not reasonably assured, at December 31, 2009, the Company recorded the full amount of the purchase price of $3,200,000 as deferred revenue and is reflecting the deferred revenue net of the remaining note receivable on the accompanying consolidated balance sheets. Accordingly, at December 31, 2009, the Company’s consolidated balance sheet reflects a deferred gain on the sale of non-controlling interest of $937,700, which was recognized as other income on the consolidated statement of operations in 2010 upon forfeiture of the deposit by the Buyer on November 24, 2010.  On November 24, 2010, pursuant to an agreement, the Buyer agreed to return the 45 shares of Transax Limited held in escrow in full and complete satisfaction of any amounts due to the Company under the Agreement.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

(d)
Each share of Series A Preferred Shares shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such shares, into such number of fully paid and non-assessable shares of common stock equal to the sum of (i) the Liquidation Amount of the Series A Preferred Shares ($100 per share) plus (ii) all accrued but unpaid dividends thereon, divided by the “Conversion Price”, which is equal to the lower of (i) $0.192 ( the "Fixed Conversion Price"), or (ii) eighty percent (80%) of the lowest daily volume weighted average price ("VWAP") of the common stock during the ten (10) Trading Days immediately preceding the date of conversion (the "Market Conversion Price"). The VWAP shall be determined using price quotations from Bloomberg, LP.  A "Trading Day" is any day during which the FINRA OTC Bulletin Board is open for trading.  Additionally, each share of Series A Preferred Shares shall automatically convert into shares of common stock at the Conversion Price then in effect immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation or reorganization of the Company into or with another entity through one or a series of related transactions, or the sale, transfer or lease of all or substantially all of the assets of the Company.  Currently, the Company does not have enough authorized common shares to effectuate an automatic conversion of the Series A preferred shares into shares of common stock and will need to seek shareholder approval to increase the amount of authorized common shares.

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

The Company is required to record the fair value of the ECF and warrants as a liability.  At December 31, 2010 and 2009, the Company revalued the ECF and warrants resulting in a gain\ (loss) on derivative liabilities of $142,524 and $(343,259) for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the estimated fair value of the ECF and warrants were liabilities of $1,185,563 and $0, respectively.  At December 31, 2009, the estimated fair value of the ECF and warrants were liabilities of $1,348,157 and $1,696, respectively.  These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

At the valuation date of December 31, 2010 and 2009, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

	2010	2009
Dividend rate	0%	0%
Term (in years)	.04 to .50 years	.75 to 1.00 years
Volatility	252%	248%
Risk-free interest rate	0.12% - 0.22%	0.20% - 0.47%

Common Stock

During 2009, the Company issued 5,033,333 shares of its common stock upon conversion of 50 shares of Series A preferred stock.

On August 6, 2009, the Board of Directors of the Company, pursuant to unanimous written consent, authorized and approved the execution of a debt settlement agreement whereby the Company issued 30,000,0000 shares of its restricted stock in settlement of $60,000 of outstanding interest.  The Company and Carlingford, a related party, entered into a settlement agreement dated August 5, 2009, (the “Carlingford Settlement Agreement”), regarding the settlement of an aggregate amount of $60,000 due and owing to Carlingford by the Company relating to cash advances in the principal amount of $175,000 and accrued interest thereon (the “Debt”). Pursuant to the terms and provisions of the Carlingford Settlement Agreement: (i) the Company agreed to partially settle $60,000 of the accrued interest by issuing to Carlingford an aggregate of 30,000,000 shares of its restricted Common Stock at the rate of $0.002 per share (which amount is based upon the weighted average close price of $0.002 of the Company’s shares of Common Stock traded on the OTC Bulletin Board between July 10, 2009 and August 4, 2009); and (ii) Carlingford agreed to convert the accrued interest and accept the issuance of an aggregate of 30,000,000 shares of restricted Common Stock.

During 2010, the Company issued 8,676,871 shares of its common stock upon conversion of 220 shares of Series A preferred stock.

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ DEFICIT   (continued)

A summary of the status of the Company's outstanding stock options as of December 31, 2010 and changes during the period ending on that date is as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	1,950,000	$0.12	2,375,000	$0.14
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(925,000)	0.15	(425,000)	0.20
Balance at end of year	1,025,000	$0.10	1,950,000	$0.12

Options exercisable at end of year	1,025,000	$0.10	1,950,000	$0.12

Weighted average fair value of options granted during the year		$-		$-

The following table summarizes information about employee and consultant stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.15	425,000	0.37	0.15	425,000	0.15
$0.06	600,000	1.90	0.06	600,000	0.06
	1,025,000		$0.10	1,025,000	$0.10

As of December 31, 2010 and 2009, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

Since the exercise price of the outstanding stock options was greater than the fair value of the Company’s common stock, there was no intrinsic value associated with the stock options.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of December 31, 2010 and 2009 and activities during the periods then ended is as follows:

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ DEFICIT   (continued)

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at beginning of year	5,000,000	$0.25	7,402,500	$0.23
Forfeited	-	-	(2,402,500)	0.20
Balance at end of year	5,000,000	$0.25	5,000,000	$0.25

The following information applies to all warrants outstanding at December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.30	2,500,000	0.04	$0.30	2,500,000	$0.30
$0.20	2,500,000	0.04	0.20	2,500,000	0.20
	5,000,000		$0.25	5,000,000	$0.25

Since the exercise price of the outstanding stock warrants was greater than the fair value of the Company’s common stock, there was no intrinsic value associated with the stock warrants.

NOTE 7 - INCOME TAXES

As of December 31, 2010, the Company had approximately $7,750,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which, if not utilized, begin expiring in 2012.  In addition, the Company has approximately $7,994,000 of foreign net operating loss carry forwards related to the Company's Brazilian subsidiaries.  Current Brazilian tax legislation imposes no time period for the utilization of the losses, although it does limit the annual usage of the losses to offset no more than 30% of taxable profits.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 7 - INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2010 and 2009.

The Company's tax benefit differs from the "expected" tax benefit for the years ended December 31, 2010 and 2009 as follows:
	2010	2009
Computed "expected" tax benefit	$(712,224)	$(952,800)
State income taxes benefit	(83,791)	(112,100)
Permanent differences	(54,121)	346,800
US effective rate in excess of Brazil tax rate	109,287	59,200
Change in valuation allowance	740,849	658,900
	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$5,662,700	$4,921,900
Total gross deferred tax assets	5,662,700	4,921,900
Less valuation allowance	(5,662,700)	(4,921,900)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2010 was $5,662,700. The increase during 2010 was approximately $740,800.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accrued Taxes and Social Contribution

Since 2000, the Company has been deficient in the payment of Brazilian payroll taxes and Social Security taxes.  At December 31, 2010 and 2009, these deficiencies, plus interest and penalties, amounted to approximately $5,334,000 and $3,224,000, respectively. This liability is included as part of the liabilities of discontinued operations within the consolidated balance sheet.  In 2009, the Company submitted to the Brazilian government a request to pay out the federal taxes pursuant to a recently enacted law issued on May 27, 2009, which refinanced all federal tax debts due by November 30, 2008. The Company’s request was granted by the government on November 16, 2009. The monthly amount to be paid for the taxes due has not yet been determined by the government.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

The Company’s subsidiary, Medlink Conectividade, is involved in litigation pertaining to a previous provider of consultancy services regarding breach of contract and two labor law suits involving employees for claims of unfair dismissal.  At December 31, 2010 and 2009, the Company has accrued approximately $272,000 and $260,000, respectively, related to these lawsuits which are probable and estimable and has been included in liabilities of discontinued operations. The ultimate outcome of these claims is uncertain at this time.

NOTE 9 – SUBSEQUENT EVENT

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and Medlink Conectividade, the Company sold 100% of its interest in Medlink Conectividade (See Note 5).