Form 10-Q
period 2011-03-31
TRANSAX INTERNATIONAL LTD
filed 2011-05-23
CIK 1097896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2011

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

Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 96,078,960 shares of common stock are issued and outstanding as of May 20, 2011.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

FORM 10-Q

March 31, 2011

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010*
	(Unaudited)
ASSETS

Current Assets:
Cash	$30,435	$18,388
Prepaid expenses	277	277

Total Current Assets	30,712	18,665

Property and equipment, net	492	574
Assets of discontinued operations	911,521	804,638

Total Assets	$942,725	$823,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$286,735	$256,049
Liabilities of discontinued operations	8,374,107	7,801,784
Due to related parties	883,655	827,555
Series A Preferred Stock convertible feature derivative liability	700,000	1,185,563
Loans payable - related party	540,303	510,444
Convertible loan - related party	246,857	241,679

Total Current Liabilities	11,031,657	10,823,074

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Series A convertible preferred stock, no par value; 16,000 shares authorized; 14,190 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively; liquidation preference $1,419,000 at March 31, 2011 and December 31, 2010	1,303,039	1,303,039
Common stock $.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at March 31, 2011 and December 31, 2010	961	961
Paid-in capital	8,518,511	8,518,511
Accumulated deficit	(19,485,105)	(19,307,203)
Accumulated other comprehensive loss	(426,338)	(514,505)

Total Stockholders' Deficit	(10,088,932)	(9,999,197)

Total Liabilities and Stockholders' Deficit	$942,725	$823,877

* Derived from audited financial statements for the year ended December 31, 2010 (see Annual Report on Form 10-K filed on April 15, 2011 with the Securities and Exchange Commission).

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
REVENUES	$—	$—

OPERATING EXPENSES:
Professional fees	36,740	20,000
Management and consulting fees - related parties	55,500	58,445
Depreciation	82	82
General and administrative	2,184	5,912

Total Operating Expenses	94,506	84,439

LOSS FROM CONTINUING OPERATIONS	(94,506)	(84,439)

OTHER INCOME (EXPENSES):
Foreign currency exchange gain (loss)	(14,285)	13,844
Gain from derivative liability	485,563	582,656
Interest expense - related party	(15,802)	(13,773)

Total Other Income	455,476	582,727

INCOME BEFORE DISCONTINUED OPERATIONS	360,970	498,288

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(538,872)	(890,301)

NET LOSS	(177,902)	(392,013)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	(24,833)	(25,200)

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS	$(202,735)	$(417,213)

COMPREHENSIVE LOSS
NET LOSS	$(177,902)	$(392,013)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation gain	88,167	60,560

COMPREHENSIVE LOSS	$(89,735)	$(331,453)

Net Loss per Common Share (Basic):
Net income (loss) from continuing operations	$—	$0.01
Net loss from discontinued operations	—	(0.01)
Net Loss per Common Share	$—	$—

Net Loss per Common Share (Diluted):
Net income (loss) from continuing operations	$—	$—
Net loss from discontinued operations	—	—
Net Loss per Common Share	$—	$—

Weighted Average Shares Outstanding:
Basic	96,078,960	89,906,205
Diluted (continuing operations)	1,029,631,592	709,167,075
Diluted (discontinued operations)	96,078,960	89,906,205

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$360,970	$498,288
Adjustments to reconcile income from continuing operations to net cash used in continuing operations:
Depreciation	82	82
Gain from derivative liabilities	(485,563)	(582,656)
Foreign currency exchange loss (gain)	14,285	(13,844)
Changes in assets and liabilities:
Accounts payable and accrued expenses	30,686	9,653
Accrued interest payable, related party	15,802	13,773
Due to related parties	56,100	59,108
Net cash used in continuing operations	(7,638)	(15,596)

Loss from discontinued operations	(538,872)	(890,301)
Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operations:
Amortization of software maintenance costs	—	17,893
Depreciation and amortization	65,657	61,296
Changes in discontinued assets and liabilities:
Assets from discontinued operations	(125,508)	(71,971)
Liabilities of discontinued operations	720,619	699,603
Net cash provided by (used in) discontinued operations	121,896	(183,480)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	114,258	(199,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment - discontinued operations	(17,656)	(6,722)

NET CASH USED IN INVESTING ACTIVITIES	(17,656)	(6,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) loans - discontinued operations	(89,897)	173,234
Proceeds from loans payable - related party	4,950	20,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(84,947)	193,234

Effect of Exchange Rate Changes on Cash	392	(694)

Net Increase (Decrease) in Cash	12,047	(13,258)

Cash, Beginning of Year	18,388	21,813

Cash, End of Period	$30,435	$8,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$163,210	$144,464
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock converted to common stock	$—	$1,670
Derivative liability reclassified to equity upon conversion	$—	$17,357

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Transax International Limited ("TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Pink Sheet market under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6". The Company was an international provider of information network solutions specifically designed for healthcare providers and health insurance companies.  The Company has an office located in Plantation, Florida.

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and Medlink Conectividade em Saude Ltda (“Medlink Conectividade”), the Company sold 100% of its interest in Medlink Conectividade to QC Holding. Due to this sale, all operations of Medlink Conectividade have been retroactively presented as discontinued operations for all periods presented and related operating assets and liabilities have been classified as assets and liabilities of discontinued operations for all periods presented.

Subsequent to April 4, 2011, the Company will have no revenues and limited operations consisting of financial reporting, administration and seeking new business opportunities or a merger candidate. In accordance with the further terms and provisions of the Quota Purchase and Sale Agreement, the Company retains its relevant technology assets consisting of software code and other intellectual property developed by Medlink Conectividade to seek business outside of Brazil (See Note 5).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  The consolidated financial statements include the Company and its subsidiary, Transax Limited, and Transax Limited’s wholly-owned subsidiaries Medlink Conectividade, and MTI. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company has reclassified, for all periods presented in the accompanying consolidated statements of operations, the amounts related to the discontinued operations (Medlink Conectividade) in accordance with the applicable accounting criteria. In addition, assets and liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets.

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary, in its opinion, for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010.  The accompanying unaudited condensed consolidated financial statements for Transax International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the allowance for doubtful accounts receivable, assumptions used to calculate stock-based compensation and derivative liabilities and the accounting for discontinued business operations.

Fair Value of Financial Instruments

The Company adopted the guidance of the Financial Accounting Standards Board (“FASB”) as presented in Accounting Standards Codification (“ASC”) Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable and accrued expenses, liabilities from discontinued operations and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses Level 3 inputs to value its derivative liabilities.  The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the three months ended March 31, 2011 for all financial assets and liabilities categorized as Level 3 as of March 31, 2011.

Derivative Liability:
Balance of derivative liability as of December 31, 2010	$1,185,563
Decrease in fair value of derivative liability (a)	(485,563)
Balance of derivative liability as of March 31, 2011	$700,000

(a)

The Company calculates the fair value of the conversion features on the Series A convertible preferred stock and warrants (expired in January 2011) on a quarterly basis, as these conversion features on the convertible preferred stock and warrants have been treated as a derivative liability since their initial issuance dates (See Note 6).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2011 and December 31, 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of March 31, 2011, bank deposits in the United States did not exceed federally insured limits.  At March 31, 2011, the Company had deposits of $29,463 in banks in Brazil which may not be insured.  Historically, we have not experienced any losses on our deposits of cash.

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

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2011 and 2010.

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

Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership result in a limitation on the amount of net operating loss carryforwards which can be used in future years.

The Company has adopted the accounting standard related to the accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Management believes its exposure to uncertain tax positions as of March 31, 2011 is deemed immaterial.

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

Asset and liability accounts at March 31, 2011 and December 31, 2010 were translated at 1.6448 R$ to $1.00 and at 1.6662 R$ to $1.00, respectively.  Equity accounts are translated at their historical rate. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.  Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars and are included in determining net earnings.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For the three months ended March 31, 2011 and 2010, the Company had no revenues. Revenues from the Company’s discontinued operations, which are included in loss from discontinued operations,  are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable; and (4) collectability is probable.

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

In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered “conventional”.  Conventional convertible debt is defined as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. Management determined that the Series A convertible preferred stock was not conventional as defined. This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument.  In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date.  Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. At December 31, 2010, the derivatives were valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheet.  At March 31, 2011, the derivative was value at the $700,000, the amount that the Company paid to redeem all outstanding series A preferred shares (See Note 8–Subsequent Event).

Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income allocable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants and options (using the treasury stock method).  The following table presents a reconciliation of basic and diluted net (loss) income per common share (excludes common stock warrants which are anti-dilutive since the exercise price is higher than the fair market value of the Company’s common stock):

	Three Months ended March 31,
	2011	2010
Net loss allocable to common shareholders for basic and diluted loss per common share	$(202,735)	$(417,213)
Weighted average common shares outstanding – basic	96,078,960	89,906,205
Effect of dilutive securities:
Series A convertible preferred stock	933,552,632	619,260,870
Weighted average common shares outstanding – diluted (continuing operations)	1,029,631,592	709,167,075
Weighted average common shares outstanding – diluted (discontinued operations) (1)	96,078,960	89,906,205

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net (Loss) Income per Common Share (continued)

	Three Months ended March 31,
	2011	2010
Net (loss) income per common share - basic
Net (loss) income from continuing operations	$0.00	$0.01
Net (loss) income from discontinued operations	0.00	(0.01)
Net (Loss) Income per Common Share - Basic	$0.00	$0.00
Net (loss) income per common share - diluted
Net (loss) income from continuing operations	$0.00	$0.00
Net (loss) income from discontinued operations	0.00	0.00
Net (Loss) Income per Common Share - Diluted	$0.00	$0.00

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

	March 31,
	2011	2010
Stock options	825,000	1,950,000
Stock warrants	—	5,000,000
Convertible loan-related party	1,400,000	1,400,000
Convertible preferred stock	933,552,632	619,260,870
Total	935,777,632	627,610,870

These common stock equivalents may be dilutive in the future. The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares were outstanding at March 31, 2011.

Stock Based Compensation

Stock based compensation is accounted for based on the requirements for share-based payments in ASC Topic 718.   This ASC topic requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company did not incur stock-based compensation cost for the three months ended March 31, 2011 and 2010.

Advertising

Advertising costs are expensed when incurred.  For the three months ended March 31, 2011 and 2010, advertising expense was deemed immaterial.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive (Loss) Income

The Company follows the accounting standards related to reporting comprehensive (loss) income to recognize the elements of comprehensive (loss) income.  The Company’s comprehensive loss is comprised of net loss and all changes to the statements of changes in stockholders' deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  For the Company, comprehensive loss for the three months ended March 31, 2011 and 2010 included net loss and unrealized losses from foreign currency translation adjustments.

Research and Development

Research and development costs are expensed as incurred. For the three months ended March 31, 2011 and 2010, research and development costs were deemed immaterial.

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

Recently Issued Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in the three months ended March 31, 2011, the adoption this update did not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $19,485,105, and has a stockholders' deficit of $10,088,932 and a working capital deficit of $11,000,945 at March 31, 2011.  Since inception, the Company has funded operations through short-term borrowings and the proceeds from equity sales in order to meet its strategic objectives.  On April 4, 2011, the Company sold its sole operating business subsidiary and accordingly, the Company has limited continuing operations that generate no revenues and will be seeking new opportunities to exploit its technologies outside of Brazil or to seek a merger candidate. The Company's future operations are dependent upon external funding and its ability to obtain revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 2 – GOING CONCERN (continued)

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Computer Equipment	$1,640	$1,640
Less: Accumulated Depreciation	(1,148)	(1,066)
	$492	$574

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $65,739 and $61,378, of which $65,657 and $61,296 is included in loss from discontinued operations, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party

At March 31, 2011 and December 31, 2010, the Company had aggregate loans payable for $175,000 and $175,000, respectively, to Carlingford Investments Limited (“Carlingford”), a related party company whose officer is an officer of the Company.  These loans are convertible into the Company's common stock at $0.125 per share (1,400,000 common shares).  For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date.  The interest rate of the loan is 12% per annum computed at simple interest.  At March 31, 2011 and December 31, 2010, interest due on these loans amounted to $71,857 and $66,679, respectively, and the aggregate principal amount due is $175,000. During the three months ended March 31, 2011 and 2010, the Company incurred $5,178 and $5,178, respectively, in interest expense related to these two loans. These two loans are in default and are due on demand.

Due to Related Parties

For the three months ended March 31, 2011 and 2010, the Company incurred $52,500 and $52,500 respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.  Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company’s board of directors approved compensation for this officer/director of $17,500 per month.  At March 31, 2011 and December 31, 2010, $755,450 and $702,950 in management fees and other expenses are payable to this officer/director and are included in due to related parties within the accompanying consolidated balance sheets.  The amount due is unsecured, non-interest bearing and payable on demand.

For the three months ended March 31, 2011 and 2010, the Company incurred $3,000 and $5,945, respectively, in accounting fees to a company whose officer is an officer of the Company.  The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations.  At March 31, 2011 and December 31, 2010, $104,205 and $100,605 in these fees is payable to this officer and are included in due to related parties within the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

At March 31, 2011 and December 31, 2010, $24,000 and $24,000 in directors fees is payable to a director and are included in due to related parties on the accompanying consolidated balance sheets. For the three months ended March 31, 2011 and 2010, there were no directors fees included in management and consulting fees - related party on the accompanying consolidated statements of operations The amount due is unsecured, non-interest bearing and payable on demand.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

Loans Payable – Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $162,138 and $152,409 at March 31, 2011 and December 31, 2010, respectively) from an officer of the Company for working capital purposes.  The loan accrues 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears.  This loan has not been repaid and is currently payable on demand.  Additionally, through March 31, 2011, the Company borrowed $234,950 from this officer. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand.  For the three months ended March 31, 2011 and 2010, the Company incurred $10,624 and $8,595, respectively, in interest related to these loans.  At March 31, 2011 and December 31, 2010, $143,215 and $128,035 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $540,303 and $510,444, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

NOTE 5 – DISCONTINUED OPERATIONS

Sale of Medlink Conectividade

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding, and Medlink Conectividade, the Company sold 100% of its interest in Medlink Conectividade to QC Holding. For the three months ended March 31, 2011 and 2010, the Company’s operating subsidiary, Medlink Conectividade, is reported as a discontinued operation and all periods have been restated in the Company's consolidated financial statements and related footnotes to conform to this presentation.

In accordance with the terms and provisions of the Agreement: (i) QC Holding acquired the equity interest of Medlink Conectividade resulting in the sale of the Company’s operating subsidiary. As consideration for the purchase and sale of 100% of the Company’s interest in Medlink Conectividade, QC paid to the Company approximately $298,000; (ii) QC Holding agreed to assume all debt and other contingent liabilities of Medlink Conectividade, which as of March 31, 2011 was approximately $8,400,000 including $5,800,000 in past taxes and social security contributions due to the Brazil Government; and (iii) QC agreed to contribute to Medlink Conectividade approximately $1,402,000 which be used to pay to the Company approximately $1,402,000 in loans and interest due to Transax Limited by Medlink Conectividade.  In accordance with the further terms and provisions of the Agreement, the Company retains its relevant technology assets consisting of software code and other intellectual property developed by Medlink Conectividade to seek business outside of Brazil.  Currently, the Company does not have any revenues outside of Brazil.  In the second quarter of 2011, the Company expects to record a gain from the sale of its discontinued operation of approximately $6,600,000

The Company’s board of directors considered the sale of Medlink Conectividade to be in the best interests of the Company and its shareholders. Factors considered included (i) the high levels of debt in Medlink Conectividade, (ii) its continuing net losses from operations and (iii) reports from Brazilian legal counsel to Medlink Conectividade indicating that immediate tax and social security payments were due to the Brazilian Government of over $1,000,000.

The following table sets forth for the three months ended March 31, 2011 and 2010 selected financial data of the Company's discontinued operations.

	2011	2010
Revenues	$1,241,042	$1,022,832
Operating expenses	1,616,704	1,457,669
Other expenses	163,210	455,464
Loss from discontinued operations	$(538,872)	$(890,301)

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 5 – DISCONTINUED OPERATIONS (continued)

Sale of Medlink Conectividade (continued)

At March 31, 2011 and December 31, 2010, assets and liabilities from discontinued operations consisted of the following:

	2011	2010
Assets of discontinued operations:
Accounts receivable	$593,927	$478,526
Prepaid expenses and other current assets	104,981	85,784
Property and equipment, net	212,613	240,328
Assets of discontinued operations	$911,521	$804,638

Liabilities of discontinued operations:
Loans payable	$1,280,663	$1,354,193
Accounts payable and accrued expenses	7,093,444	6,447,591
Liabilities of discontinued operations	$8,374,107	$7,801,784

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

March 31, 2011

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Preferred stock (continued)

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

The Company is required to record the fair value of the ECF and warrants as a liability.  At March 31, 2011 and 2010, the Company revalued the ECF and warrants (expired in January 2011) resulting in a gain on derivative liabilities of $485,563 and $582,656 for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, the estimated fair value of the ECF liabilities was $700,000.  At December 31, 2010, the estimated fair value of the ECF and warrants were liabilities of $1,185,563 and $0, respectively.  These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheets.

At the valuation date of December 31, 2010, the fair value of the ECF and warrants were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

2010
Dividend rate	0%
Term (in years)	.04 to .50 years
Volatility	252%
Risk-free interest rate	0.12% - 0.22%

At March 31, 2011, the derivative was valued at the $700,000, the amount that the Company paid to redeem all outstanding series A preferred shares (See Note 8–Subsequent Event).

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Stock Options (continued)

A summary of the status of the Company's outstanding stock options as of March 31, 2011 and changes during the period ending on that date is as follows:

	Three Months Ended March 31, 2011
	Number of Options	Weighted Average Exercise Price
Stock options
Balance at December 31, 2010	1,025,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	(200,000)	(0.15)
Balance at March 31, 2011	825,000	$0.08

Options exercisable at March 31, 2011	825,000	$0.08

Weighted average fair value of options granted during the three months ended March 31, 2011		$—

The following table summarizes information about employee and consultant stock options outstanding at March 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.15	225,000	0.38	0.15	225,000	0.15
$0.06	600,000	1.65	0.06	600,000	0.06
	825,000		$0.08	825,000	$0.08

As of March 31, 2011 and December 31, 2010, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

Since the exercise price of the outstanding stock options was greater than the fair value of the Company’s common stock, there was no intrinsic value associated with the stock options.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2011 and activities during the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31, 2011
	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2010	5,000,000	$0.25
Forfeited	(5,000,000)	(0.25)
Balance at March 31, 2011	—	$—

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2011

NOTE 7 – CONTINGENCIES

Legal Proceedings

Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding “breach of contract” and two labor law suits involving employees for “unfair dismissal’ claims. Medlink Conectividade has accrued approximately $472,000 and $272,000 at March 31, 2011 and December 31, 2010 related to these lawsuits respectively, which has been included in liabilities of discontinued operations. The outcome of these clams is uncertain at this time.

NOTE 8 – SUBSEQUENT EVENT

On May 4, 2011, the Company entered into an agreement to redeem 100% of the outstanding shares of Series A convertible preferred stock held by YA Global Investments L.P. (“YA Global”) and to release and indemnify the Company against all claims and liabilities for the sum of $700,000 paid in cash. As of the date of redemption, YA Global owned 14,190 Series A convertible preferred shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2011 and notes thereto contained elsewhere in this report.

GENERAL

Transax International Limited is a Colorado corporation and currently trades on the OTC Pink Sheet market under the symbol "TNSX.PK" and the Frankfurt and Berlin Stock Exchanges under the symbol "TX6". Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Transax International Limited. Through April 1, 2011, we were an international provider of information network solutions, products and services specifically designed for the healthcare providers and health insurance companies (collectively, the "Health Information Management Products").

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

In accordance with the terms and provisions of the Agreement: (i) QC Holding acquired the equity interest of Medlink Conectividade resulting in the sale of our operating subsidiary. As consideration for the purchase and sale of 100% of our interest in Medlink Conectividade, in April 2011, QC paid to us approximately $298,000; (ii) QC Holding agreed to assume all debt and other contingent liabilities of Medlink Conectividade, which as of December 31, 2010 was approximately $8,400,000 including $5,800,000 in past taxes and social security contributions due to the Brazil Government; and (iii) QC contributed to Medlink Conectividade approximately $1,402,000 which was used to pay us approximately $1,402,000 in loans and interest due to Transax Limited by Medlink Conectividade.  In accordance with the further terms and provisions of the Agreement, we retained our relevant technology assets consisting of software code and other intellectual property to carry on business outside of Brazil.

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

Subsequent to April 4, 2011, we will have no revenues and limited operations consisting of financial reporting, administration and seeking new business opportunities or a merger candidate.

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

Consolidated Statement of Operations

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

	For the Three Months Ended March 31,
	2011	2010
REVENUES	$—	$—

OPERATING EXPENSES
Professional fees	36,740	20,000
Management and consulting fees – related partiers	55,500	58,445
Depreciation	82	82
General and administrative	2,184	5,912
TOTAL OPERATING EXPENSES	94,506	84,439

LOSS FROM CONTINUING OPERATIONS	(94,506)	(84,439)

OTHER (EXPENSES) INCOME
Foreign exchange (loss )gain	(14,285)	13,844
Gain from derivative liabilities	485,563	582,656
Interest expense –related parties	(15,802)	(13,773)
Total Other Income	455,476	582,727

INCOME BEFORE DISCONTINUED OPERATIONS	360,970	498,288

LOSS FROM DISCONTINUED OPERATIONS	(538,872)	(890,301)

NET LOSS	(177,902)	(392,013)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation gain	88,167	60,560

COMPREHENSIVE LOSS	$(89,735)	$(331,453)

Our net loss for the three months ended March 31, 2011 was $177,902 compared to $392,013 for the three months ended March 31, 2010 (a decrease of $214,111 or 54.6%).

Operating Expenses

During the three months ended March 31, 2011, we incurred operating expenses in the aggregate amount of $94,506 as compared to $84,439 incurred during the three months ended March 31, 2010 (an increase of $10,067 or 11.9%).  The increase in operating expenses incurred during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 resulted from an increase of $16,740 or 83.7% in professional fees due to an increase in auditing fees during the 2011 period.  This increase was offset by a decrease of $2,945 or 5.0% in management and consulting fees – related parties incurred and a decrease in general and administrative expenses of $3,728 due cost cutting measures.

Loss from Continuing Operations

We reported a loss from continuing operations of $94,506 for the three months ended March 31, 2011 as compared to a loss from operations of $84,439 for the three months ended March 31, 2010 (an increase of $10,067 or 11.9%).

Other Income (Expenses)

For the three months ended March 31, 2011, we recorded other income of $455,476 as compared to $582,727 for the three months ended March 31, 2010 (a decrease of $127,251 or 21.8%). The variance for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 resulted primarily from:

•

The change in the fair value of the Company’s derivative liabilities which was a gain of $485,563 for the three months ended March 31, 2011 as compared to a gain of $582,656 for the three months ended March 31, 2010;

•

For the three months ended March 31, 2011, we incurred interest expense of $15,802 as compared to $13,773 for the three months ended March 31, 2010, an increase of $2,029 or 14.7% primarily attributable to an increase in related party borrowings; and

•

For the three months ended March 31, 2011, we recorded a loss from foreign currency exchange of $(14,285) as compared to a gain from foreign currency exchange of $13,844 for the three months ended March 31, 2010, a change of $28,129 or 203.2%.

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

	2011	2010
Revenues	$1,241,042	$1,022,832
Operating expenses	1,616,704	1,457,669
Other expenses *	163,210	455,464
Loss from discontinued operations	$(538,872)	$(890,301)

*	During the three months ended March 31, 2010, we accrued additional penalties and interest on unpaid taxes and social security contributions due to the Brazil Government of approximately $300,000.

Net Loss

Due to the reasons described above, for the three months ended March 31, 2011, our loss was $177,902 as compared to a loss of $392,013 for the three months ended March 31, 2010.

During the three months ended March 31, 2011, we recorded a cumulative preferred stock dividend of $24,833 as compared to $25,200 for the three months ended March 31, 2010, which is related to our Series A Preferred Stock.

We reported a net loss attributable to common shareholders of $202,735 for the three months ended March 31, 2011 as compared to $417,213 for the three months ended March 31, 2010. This translates to a net loss per common share available to shareholders of $0.00 and $0.00 for the three months ended March 31, 2011 and 2010, respectively.

Comprehensive Loss

We recorded an unrealized foreign currency translation gain of $88,167 and $60,560 for the three months ended March 31, 2011 and 2010, respectively.  This resulted in a comprehensive net loss during the three months ended March 31, 2011 of $89,735 as compared to $331,453 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At March 31, 2011 and December 31, 2010, we had cash balances of $30,435 and $18,388, respectively. These funds are located in financial institutions located as follows:

	March 31, 2011		December 31, 2010
Country:
United States	$972	3.2%	$3,660	19.9%
Brazil	29,463	96.8%	14,728	80.1%
Total cash and cash equivalents	$30,435	100.0%	$18,388	100.0%

For the three months ended March 31, 2011, net cash flow provided by operating activities was $114,258 as compared to net cash used in operating activities of $(199,076) for the three months ended March 31, 2010.

For the three months ended March 31, 2011, net cash provided by operating activities of $114,258 primarily consisted of our loss from discontinued operations of $(538,872) adjusted for the add back of certain non-cash item such as depreciation of $65,657 and an increase in net liabilities in assets and liabilities of discontinued operations of $595,111 offset by net cash used in continuing operations of $7,638.  For the three months ended March 31, 2010, net cash used in operating activities of $199,076 primarily consisted of our loss from discontinued operations of $(890,301) adjusted for the add back of certain non-cash item such as depreciation of $61,296 and the amortization of software development costs of $17,893, an increase in net liabilities in assets and liabilities of discontinued operations of $627,632 and by net cash used in continuing operations of $15,596.

For the three months ended March 31, 2011, net cash flows used in investing activities amounted to $17,656 and as compared to $6,722 for the three months ended March 31, 2010 and related to the acquisition of property and equipment for discontinued operations.

Net cash flows used in financing activities for the three months ended March 31, 2011 were $(84,947) as compared to net cash provided by financing activities of $193,234 for the three months ended March 31, 2010. For the three months ended March 31, 2011, cash used financing activities was attributable to $89,897 in payments on loans from discontinued operations and proceeds of $4,950 from related party loans. For the three months ended March 31, 2010, cash flow provided by financing activities was attributable to $173,234 in proceeds from loans related to our discontinued operations and $20,000 in proceeds from loans-related party.

PLAN OF OPERATIONS

Since inception, we incurred cumulative net losses of $19,485,105, and have a stockholders' deficit of $10,088,932 and a working capital deficit of $11,000,945 at March 31, 2011.  Since inception, we have funded operations through short-term borrowings and the proceeds from equity sales in order to meet our strategic objectives.  Additionally, on April 4, 2011, we sold our sole operating business subsidiary and accordingly, we now have limited continuing operations that generate no revenues and will be seeking new opportunities to exploit our technologies or to seek a merger candidate. Our future operations are dependent upon external funding and our ability to obtain revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet our business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business plan.

As result of the sale as discussed above, in April 2011, we received cash of approximately $1.7 million. We used these funds to:

•	Pay outstanding liabilities for services rendered;

•	Pay outstanding related party loans and interest;

•	In May 2011, we reached a settlement with all remaining Series A Preferred shareholders to repurchase all outstanding preferred shares for $700,000; and

•	Fund on-going operations.

As of the filing date of this quarterly report, we have approximately $70,000 of cash renaming and there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments and we will have no revenues in the near future. Our future success and viability, therefore, is dependent on our ability to develop, provide and market our information network solutions to healthcare providers, health insurance companies and other end-users outside of Brazil, our ability to generate capital financing, or to seek a merger candidate. We are optimistic that we will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Based upon a twelve (12) month work plan, it is anticipated that such a work plan would require approximately $100,000 of financing designed to fund various commitments and business operations.

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

MATERIAL COMMITMENTS

Convertible Loans – Related Party

A material liability for us at March 31, 2011 is the aggregate principal amount of $175,000 and $71,857 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of March 31, 2011, an aggregate principal amount of $175,000 and interest in the amount of $71,857 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are due on demand.

Loan – Related Party

A material liability for us at March 31, 2011 is the aggregate amount of $540,303 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 0.8% per month and are currently due on demand. For the three months ended March 31, 2011 and 2010, we incurred $10,624 and $8,595, respectively, in interest related to these loans. At March 31, 2011 and December 31, 2010, $143,215 and $128,035 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $540,303 and $510,444, respectively.  During the three months ended March 31, 2011, we borrowed $4,950 which was used for working capital purposes.

Consulting Agreement

A material liability for us at March 31, 2011 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the three months ended March 31, 2011 and 2010, we incurred $52,500 and $52,500, respectively, in management fees. At March 31, 2011 and December 31, 2010, $755,450 and $702,950 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified material deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) a lack of segregation of duties within accounting functions, and (iv) a lack of an independent board of directors or audit committee.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Medlink Conectividade, is involved litigation pertaining to a previous provider of consultancy services regarding “breach of contract” and two labor law suits involving employees for “unfair dismissal’ claims. We have accrued approximately $472,000 and approximately $272,000 at March 31, 2011 and December 31, 2010 related to these lawsuits respectively, which has been included in liabilities of discontinued operations. The outcome of these clams is uncertain at this time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1         Certification of the principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the principal financial and accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAX INTERNATIONAL LIMITED

Dated: May 23, 2011	By: /s/ STEPHEN WALTERS
Stephen Walters, President/Chief Executive Officer and Director

Dated: May 23, 2011	By: /s/ ADAM WASSERMAN
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer