Form 10-Q
period 2011-06-30
TRANSAX INTERNATIONAL LTD
filed 2011-08-22
CIK 1097896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [   ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 96,078,960 shares of common stock are issued and outstanding as of August 22, 2011.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

FORM 10-Q

June 30, 2011

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010*
	(Unaudited)
ASSETS
Current Assets:
Cash	$51,236	$18,388
Prepaid expenses	277	277

Total Current Assets	51,513	18,665

Property and equipment, net	410	574
Assets of discontinued operations	—	804,638

Total Assets	$51,923	$823,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$22,868	$256,049
Liabilities of discontinued operations	—	7,801,784
Due to related parties	576,843	827,555
Series A Preferred Stock convertible feature derivative liability	—	1,185,563
Loans payable - related party	95,577	510,444
Convertible loan - related party	146,908	241,679

Total Current Liabilities	842,196	10,823,074

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Series A convertible preferred stock, no par value; 16,000 shares authorized; 0 and 14,190 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	1,303,039
Common stock $.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at June 30, 2011 and December 31, 2010	961	961
Paid-in capital	9,821,550	8,518,511
Accumulated deficit	(10,612,784)	(19,307,203)
Accumulated other comprehensive loss	—	(514,505)

Total Stockholders' Deficit	(790,273)	(9,999,197)

Total Liabilities and Stockholders' Deficit	$51,923	$823,877

*  Derived from audited financial statements for the year ended December 31, 2010 (see Annual Report on Form 10-K filed on April 15, 2011 with the Securities and Exchange Commission).

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Professional fees	5,960	28,251	42,700	48,251
Management and consulting fees - related parties	39,792	62,055	95,292	120,500
Depreciation	82	82	164	164
General and administrative	5,235	5,461	7,419	11,373

Total Operating Expenses	51,069	95,849	145,575	180,288

LOSS FROM CONTINUING OPERATIONS	(51,069)	(95,849)	(145,575)	(180,288)

OTHER INCOME (EXPENSES):
Foreign currency exchange gain (loss)	—	19,999	(14,285)	33,843
Gain from derivative liability	—	(449,458)	485,563	133,198
Registration rights penalty recovery	160,000	—	160,000	—
Interest expense - related party	(5,839)	(14,347)	(21,641)	(28,120)

Total Other Income (Expenses)	154,161	(443,806)	609,637	138,921

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	103,092	(539,655)	464,062	(41,367)

DISCONTINUED OPERATIONS:
Gain from sale of discontinued operation	8,706,785	—	8,706,785	—
Loss from discontinued operations	—	(435,825)	(538,872)	(1,326,126)

Total Income (Loss) from Discontinued Operations	8,706,785	(435,825)	8,167,913	(1,326,126)

NET INCOME (LOSS)	8,809,877	(975,480)	8,631,975	(1,367,493)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	—	(25,188)	(24,833)	(50,388)

NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$8,809,877	$(1,000,668)	$8,607,142	$(1,417,881)

COMPREHENSIVE LOSS
NET INCOME (LOSS)	$8,809,877	$(975,480)	$8,631,975	$(1,367,493)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	—	(64,677)	—	(4,117)

COMPREHENSIVE INCOME (LOSS)	$8,809,877	$(1,040,157)	$8,631,975	$(1,371,610)

Net Income (Loss) per Common Share (Basic):
Net income (loss) from continuing operations	$—	$(0.01)	$—	$—
Net Income (loss) from discontinued operations	0.09	—	0.09	(0.02)
Net Income (Loss) per Common Share	$0.09	$(0.01)	$0.09	$(0.02)

Net Income (Loss) per Common Share (Diluted):
Net income (loss) from continuing operations	$—	$(0.01)	$—	$—
Net income (loss) from discontinued operations	0.02	—	0.01	(0.02)
Net Income (Loss) per Common Share	$0.02	$(0.01)	$0.01	$(0.02)

Weighted Average Shares Outstanding:
Basic	96,078,960	91,662,293	96,078,960	90,744,348
Diluted (continuing operations)	444,817,044	91,662,293	682,018,737	90,744,348
Diluted (discontinued operations)	444,817,044	91,662,293	682,018,737	90,744,348

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2011

(Unaudited)

							Accumulated
	Series A						Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, December 31, 2010	14,190	$1,303,039	96,078,960	$961	$8,518,511	$(19,307,203)	$(514,505)	$(9,999,197)

Redemption of series A preferred stock	(14,190)	(1,303,039)	—	—	603,039	—	—	(700,000)

Non-payment of previously accrued series A preferred stock dividend	—	—	—	—	—	62,444	—	62,444

Reclassification of remaining derivative liabilty to equity upon redemption of series A preferred stock	—	—	—	—	700,000	—	—	700,000

Net income for period	—	—	—	—	—	8,631,975	—	8,631,975

Reallocation of unrealized foreign currency translation adjustment to realized	—	—	—	—	—	—	514,505	514,505

Balance, June 30, 2011 (unaudited)	—	$—	96,078,960	$961	$9,821,550	$(10,612,784)	$—	$(790,273)

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$464,062	$(41,367)
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
Depreciation	164	164
Gain from derivative liabilities	(485,563)	(133,198)
Foreign currency exchange loss (gain)	14,285	(33,843)
Gain from registration rights penalty recovery	(160,000)	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	(10,737)	15,020
Accrued interest payable, related party	(136,813)	28,119
Due to related parties	(250,712)	121,763
Net cash used in continuing operations	(565,314)	(43,342)

Income (loss) from discontinued operations	8,167,913	(1,326,126)
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used in) discontinued operations:
Amortization of software maintenance costs	—	29,295
Depreciation and amortization	65,739	124,452
Gain on sale of subsidiary	(8,706,785)	—
Changes in discontinued assets and liabilities:
Assets from discontinued operations	(125,508)	(26,192)
Liabilities of discontinued operations	720,537	773,512
Net cash provided by (used in) discontinued operations	121,896	(425,059)

NET CASH (USED IN) OPERATING ACTIVITIES	(443,418)	(468,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of operating subsidiary	1,670,537	—
Acquisition of property and equipment - discontinued operations	(17,656)	(22,728)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,652,881	(22,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) loans - discontinued operations	(89,897)	450,560
Payment for redemption of preferred stock	(700,000)	—
Payments on convertible debt - related party	(87,500)	—
(Payments on) proceeds from loans payable - related party	(299,610)	40,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,177,007)	490,560

Effect of Exchange Rate Changes on Cash	392	(642)

Net Increase (Decrease) in Cash	32,848	(1,211)

Cash, Beginning of Year	18,388	21,813

Cash, End of Period	$51,236	$20,602

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$254,229
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock converted to common stock	$—	$1,670
Derivative liability reclassified to equity upon conversion or redemption	$700,000	$17,357
Net liabilities disposed of upon divestiture of subsidiary	$7,675,199	$—
Disposal of property and equipment upon divestiture of subsidiary	$212,613	$—

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

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

Subsequent to April 4, 2011, the Company has no revenues and limited operations consisting of financial reporting, administration and seeking new business opportunities or a merger candidate. In accordance with the further terms and provisions of the Quota Purchase and Sale Agreement, the Company retained its relevant technology assets consisting of software code and other intellectual property developed by Medlink Conectividade to seek business outside of Brazil (See Note 5).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  The consolidated financial statements include the Company and its subsidiary, Transax Limited, Transax Limited’s wholly-owned subsidiary, MTI, and through April 4, 2011, Transax Limited’s formerly a wholly-owned subsidiary of Medlink Conectividade. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company has reclassified, for all periods presented in the accompanying consolidated statements of operations, the amounts related to the discontinued operations (Medlink Conectividade) in accordance with the applicable accounting criteria. In addition, assets and liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets.

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

June 30, 2011

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable and accrued expenses, liabilities from discontinued operations and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses Level 3 inputs to value its derivative liabilities.  The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the six months ended June 30, 2011 for all financial assets and liabilities categorized as Level 3 as of June 30, 2011.

Derivative Liability:
Balance of derivative liability as of December 31, 2010	$1,185,563
Decrease in fair value of derivative liability (a)	(485,563)
Reclassification of derivative liability to paid-in capital upon redemption on May 4, 2011	(700,000)
Balance of derivative liability as of June 30, 2011	$—

(a)

The Company calculated the fair value of the conversion features on the Series A convertible preferred stock and warrants (expired in January 2011) on a quarterly basis, as these conversion features on the convertible preferred stock and warrants had been treated as a derivative liability since their initial issuance dates (See Note 6).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2011 and December 31, 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of June 30, 2011, bank deposits in the United States did not exceed federally insured limits.  At June 30, 2011, the Company had no deposits in banks in Brazil which may not be insured.  Historically, we have not experienced any losses on our deposits of cash.

Property and Equipment, net

Property and equipment, net, is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives.  Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed as incurred, while major repairs are capitalized.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the six months ended June 30, 2011 and 2010.

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

The Company has adopted the accounting standard related to the accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Management believes its exposure to uncertain tax positions as of June 30, 2011 is deemed immaterial.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s sold and discontinued subsidiary, Medlink Conectividade, which is shown as a discontinued operation, was its local currency, the Brazilian Real (“R$”). Results of operations and cash flows were translated at average exchange rates during the period, assets and liabilities were translated at the unified exchange rate at the end of the period, and stockholders’ deficit was translated at historical exchange rates.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2010 were translated at 1.6662 R$ to $1.00.  Stockholders’ deficit accounts are translated at their historical rate. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.  Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars and are included in determining net earnings.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For the six months ended June 30, 2011 and 2010, the Company had no revenues. Revenues from the Company’s discontinued operations, which are included in loss from discontinued operations, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's fee is fixed and determinable; and (4) collectability is probable.

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

In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered “conventional”.  Conventional convertible debt is defined as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the conversion option is exercised. Management determined that the Series A convertible preferred stock was not conventional as defined. This caused the ECF of the Series A convertible preferred stock to be classified as a derivative financial instrument.  In addition, all warrants to purchase common stock issued with the preferred stock were then deemed to be derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date.  Any change in fair value is recorded as a gain or loss from derivative liabilities within the consolidated statements of operations for all periods presented. At December 31, 2010, the derivatives were valued using the Black-Scholes-Merton option pricing model and are classified in the consolidated balance sheet.  In May 2011, upon redemption by the Company of all issued and outstanding Series A convertible preferred stock, the remaining derivative liability at a fair value of $700,000 (the amount that the Company paid to redeem all outstanding series A preferred shares) was reclassified to paid-in capital.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements for share-based payments in ASC Topic 718.   This ASC topic requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company did not incur stock-based compensation cost for the six months ended June 30, 2011 and 2010.

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

June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net (Loss) Income per Common Share (continued)

The following table presents a reconciliation of basic and diluted net (loss) income per common share (excludes common stock warrants which are anti-dilutive since the exercise price is higher than the fair market value of the Company’s common stock):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011		2010
Net income (loss) allocable to common shareholders for basic and diluted loss per common share:
Continuing operations	$103,092		$(564,843)	$439,229		$(91,755)
Discontinued operations	8,706,785		(435,825)	8,167,913		(1,326,126)
	$8,809,877		$(1,000,668)	$8,607,142		$(1,417,881)
Weighted average common shares outstanding – basic	96,078,960		91,662,293	96,078,960		90,744,348
Effect of dilutive securities:
Series A convertible preferred stock	348,738,084		—	585,939,777		—
Weighted average common shares outstanding – diluted (continuing operations)	444,817,044	(1)	91,662,293	682,018,737	(1)	90,744,348
Weighted average common shares outstanding – diluted (discontinued operations)	444,817,044	(1)	91,662,293	682,018,737	(1)	90,744,348
Net income (loss) per common share – basic:
Net income (loss) from continuing operations	$—		$(0.01)	$—		$—
Net income (loss) from discontinued operations	0.09		—	0.09		(0.02)
Net income (loss) per common share – basic	$0.09		(0.01)	$0.09		$(0.02)
Net income (loss) per common share – diluted:
Net income (loss) from continuing operations	$—		$(0.01)	$—		$—
Net income (loss) from discontinued operations	0.02		—	0.01		(0.02)
Net income (loss) per common share – diluted	$0.02		$(0.01)	$0.01		$(0.02)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	825,000	1,175,000	825,000	1,175,000
Stock warrants	—	5,000,000	—	5,000,000
Convertible loan-related party	700,000	1,400,000	700,000	1,400,000
Convertible preferred stock	—	890,187,500	—	890,187,500
Total	1,525,000	897,762,500	1,525,000	897,762,500

These common stock equivalents may be dilutive in the future. The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares were outstanding at June 30, 2011.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs are expensed when incurred.  For the six months ended June 30, 2011 and 2010, we did not incur any advertising expenses from continuing operations.

Comprehensive Income (Loss)

The Company follows the accounting standards related to reporting comprehensive income (loss) to recognize the elements of comprehensive (loss) income.  The Company’s comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of changes in stockholders' deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  For the six months ended June 30, 2010, the Company’s comprehensive loss included net loss and unrealized losses from foreign currency translation adjustments. For the six months ended June 30, 2011, the Company reallocated the unrealized foreign currency translation adjustment of $514,505 to realized which has been included in gain from sale of discontinued operation on the accompanying consolidated statement of operations.

Research and Development

Research and development costs are expensed as incurred. For the six months ended June 30, 2011 and 2010, we did not incur any research and development costs in continuing operations.

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

Recently Issued Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in the six months ended June 30, 2011, the adoption this update did not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 2 – GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $10,612,784, and has a stockholders' deficit of $790,273 and a working capital deficit of $790,683 at June 30, 2011.  Since inception, the Company has funded operations through short-term borrowings and the proceeds from equity sales in order to meet its strategic objectives.  On April 4, 2011, the Company sold its sole operating business subsidiary and accordingly, the Company has limited continuing operations that generate no revenues and will be seeking new opportunities to exploit its technologies outside of Brazil or to seek a merger candidate. The Company's future operations are dependent upon external funding and its ability to obtain revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Computer Equipment	$1,640	$1,640
Less: Accumulated Depreciation	(1,230)	(1,066)
	$410	$574

For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $65,903 and $124,616, of which $65,739 and $124,452 is included in discontinued operations, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party

At June 30, 2011 and December 31, 2010, the Company had aggregate loans payable for $87,500 and $175,000, respectively, to Carlingford Investments Limited (“Carlingford”), a related party company whose officer is an officer of the Company.  These loans are convertible into the Company's common stock at $0.125 per share (700,000 and 1,400,000 common shares at June 30, 2011 and December 31, 2010, respectively).  For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company's common stock at $0.25 per share for a period of two years from the conversion date.  The interest rate of the loan is 12% per annum computed at simple interest.  During the six months ended June 30, 2011, the Company paid principal of $87,500 and accrued interest of $15,239. At June 30, 2011 and December 31, 2010, interest due on these loans amounted to $59,408 and $66,679, respectively, and the aggregate principal amount due is $87,500 and $175,000, respectively. During the six months ended June 30, 2011 and 2010, the Company incurred $7,968 and $10,414, respectively, in interest expense related to these two loans. The loan is in default and is due on demand.

Due to Related Parties

For the six months ended June 30, 2011 and 2010, the Company incurred $82,500 and $105,000 respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.  Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company’s board of directors approved compensation for this officer/director of $17,500 per month.  Subsequent to the sale of the Company’s operating subsidiary, beginning in April 2011, the monthly compensation was lowered to $10,000 per month. At June 30, 2011 and December 31, 2010, $510,246 and $702,950 in management fees and other expenses are payable to this officer/director and are included in due to related parties within the accompanying consolidated balance sheets.  The amount due is unsecured, non-interest bearing and payable on demand.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

Due to Related Parties (continued)

For the six months ended June 30, 2011 and 2010, the Company incurred $12,792 and $15,500, respectively, in accounting fees to a company whose officer is an officer of the Company.  The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations.  At June 30, 2011 and December 31, 2010, $54,597 and $100,605 in these fees is payable to this officer and are included in due to related parties within the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

At June 30, 2011 and December 31, 2010, $12,000 and $24,000 in directors fees is payable to a director and are included in due to related parties on the accompanying consolidated balance sheets. For the six months ended June 30, 2011 and 2010, there were no directors fees included in management and consulting fees - related party on the accompanying consolidated statements of operations The amount due is unsecured, non-interest bearing and payable on demand.

Loans Payable – Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $152,409 at December 31, 2010 and repaid prior to June 30, 2011) from an officer of the Company for working capital purposes.  The loan accrued 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears.  This loan was repaid in April 2011.  Additionally, through January, 2011, the Company borrowed $234,950 from this officer and in April 2011, the Company repaid $142,422 of these loans. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand.  For the six months ended June 30, 2011 and 2010, the Company incurred $13,673 and $17,706, respectively, in interest related to these loans.  At June 30, 2011 and December 31, 2010, $3,049 and $128,035 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $92,528 and $510,444, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

NOTE 5 – DISCONTINUED OPERATIONS

Sale of Medlink Conectividade

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding, and Medlink Conectividade, the Company sold 100% of its interest in Medlink Conectividade to QC Holding. For the six months ended June 30, 2011 and 2010, the Company’s operating subsidiary, Medlink Conectividade, is reported as a discontinued operation and all periods have been restated in the Company's consolidated financial statements and related footnotes to conform to this presentation.

In accordance with the terms and provisions of the Agreement: (i) QC Holding acquired the equity interest of Medlink Conectividade resulting in the sale of the Company’s operating subsidiary. As consideration for the purchase and sale of 100% of the Company’s interest in Medlink Conectividade, QC paid to the Company approximately $298,000; (ii) QC Holding agreed to assume all debt and other contingent liabilities of Medlink Conectividade, which as of June 30, 2011 was approximately $7,800,000 including $5,800,000 in past taxes and social security contributions due to the Brazil Government; and (iii) QC agreed to contribute to Medlink Conectividade approximately $1,402,000 which be used to pay to the Company approximately $1,402,000 in loans and interest due to Transax Limited by Medlink Conectividade.  In accordance with the further terms and provisions of the Agreement, the Company retains its relevant technology assets consisting of software code and other intellectual property developed by Medlink Conectividade to seek business outside of Brazil.  Currently, the Company does not have any revenues outside of Brazil.  In the second quarter of 2011, the Company recorded a gain from the sale of its discontinued operation of $8,706,785.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 5 – DISCONTINUED OPERATIONS (continued)

Sale of Medlink Conectividade (continued)

The following table sets forth for the three and six months ended June 30, 2011 and 2010 selected financial data of the Company's discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$—	$1,046,429	$1,241,042	$2,069,261
Operating expenses	—	1,369,484	1,616,704	2,827,153
Other expenses	—	112,770	163,210	568,234
(Loss) from discounted operations	—	(435,825)	(538,872)	(1,326,126)
Gain of sale of discontinued operations	8,706,785	—	8,706,785	—
Income (loss) from discontinued operations	$8,706,785	$(435,825)	$$8,167,913	$(1,326,126)

At June 30, 2011 and December 31, 2010, assets and liabilities from discontinued operations consisted of the following:

	2011	2010
Assets of discontinued operations:
Accounts receivable	$—	$478,526
Prepaid expenses and other current assets	—	85,784
Property and equipment, net	—	240,328
Assets of discontinued operations	$—	$804,638

Liabilities of discontinued operations:
Loans payable	$—	$1,354,193
Accounts payable and accrued expenses	—	6,447,591
Liabilities of discontinued operations	$—	$7,801,784

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

On May 4, 2011, the Company entered into an agreement to redeem 100% of the issued and outstanding shares of Series A convertible preferred stock held by YA Global Investments L.P. (“YA Global”) and to release and indemnify the Company against all claims and liabilities for the sum of $700,000 paid in cash. As of the date of redemption, YA Global owned 14,190 Series A convertible preferred shares.

Prior to the redemption, the Company recorded the fair value of the ECF and warrants as a liability.  At March 31, 2011 and June 30, 2010, the Company revalued the ECF and warrants (expired in January 2011) resulting in a gain on derivative liabilities of $485,563 and $133,198 for the six months ended June 30, 2011 and 2010, respectively.

Upon redemption, on May 4, 2011, the remaining estimated fair value of the ECF liabilities of $700,000, the amount that the Company paid to redeem all outstanding Series A preferred shares, was reclassified to paid-in capital.  At December 31, 2010, the estimated fair value of the ECF and warrants were liabilities of $1,185,563. These derivative liabilities are reflected as a conversion feature liability and a warrant liability, respectively, on the accompanying consolidated balance sheet as of December 31, 2010.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Preferred stock (continued)

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

A summary of the status of the Company's outstanding stock options as of June 30, 2011 and changes during the period ending on that date is as follows:

	Six Months Ended June 30, 2011
	Number of Options	Weighted Average Exercise Price
Stock options
Balance at December 31, 2010	1,025,000	$0.10
Exercised	—	—
Forfeited	(200,000)	(0.15)
Balance at June 30, 2011	825,000	$0.08

Options exercisable at June 30, 2011	825,000	$0.08

Weighted average fair value of options granted during the six months ended June 30, 2011		$—

The following table summarizes information about employee and consultant stock options outstanding at June 30, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.15	225,000	0.13	0.15	225,000	0.15
$0.06	600,000	1.40	0.06	600,000	0.06
	825,000		$0.08	825,000	$0.08

As of June 30, 2011 and December 31, 2010, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Stock Options (continued)

Since the exercise price of the outstanding stock options was greater than the fair value of the Company’s common stock, there was no intrinsic value associated with the stock options.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of June 30, 2011 and activities during the period then ended is as follows:

	Six Months Ended June 30, 2011
	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2010	5,000,000	$0.25
Forfeited	(5,000,000)	(0.25)
Balance at June 30, 2011	—	$—

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and notes thereto contained elsewhere in this report.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, the change in fair value of our derivatives, and the valuation of our stockholders’ deficit transactions.

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

Consolidated Statement of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Professional fees	5,960	28,251	42,700	48,251
Management and consulting fees–related parties	39,792	62,055	95,292	120,500
Depreciation	82	82	164	164
General and administrative	5,235	5,461	7,419	11,373
TOTAL OPERATING EXPENSES	51,069	95,849	145,575	180,288
LOSS FROM CONTINUING OPERATIONS	(51,069)	(95,849)	(145,575)	(180,288)

OTHER INCOME (EXPENSES):
Foreign exchange gain (loss)	—	19,999	(14,285)	33,843
Gain (loss) from derivative liabilities	—	(449,458)	485,563	133,198
Registration rights penalty recovery	160,000	—	160,000	—
Interest expense –related party	(5,839)	(14,347)	(21,641)	(28,120)
Total Other Income (Expenses)	154,161	(443,806)	609,637	138,921

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	103,092	(539,655)	464,062	(41,367)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8.706,785	(435,825)	8.167,913	(1,326,126)
NET INCOME (LOSS)	8,809,877	(975,480)	8,631,975	(1,367,493)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	—	(64,677)	—	(4,117)
COMPREHENSIVE INCOME (LOSS)	$8,809,877	$(1,040,157)	$8,631,975	$(1,371,610)

Our net income for the six months ended June 30, 2011 was $8,631,975 compared to a net loss of $1,367,493 for the six months ended June 30, 2010.

Our net income for the three months ended June 30, 2011 was $8,809,877 compared to a net loss of $975,480 for the three months ended June 30, 2010.

Operating Expenses

During the six months ended June 30, 2011, we incurred operating expenses in the aggregate amount of $145,575 as compared to $180,288 incurred during the six months ended June 30, 2010 (a decrease of $34,713 or 19.3%).  The decrease in operating expenses incurred during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 resulted from a (i) decrease of $5,551 or 11.5% in professional fees due to a decrease in auditing fees during the 2011 period, (ii) a decrease of $25,208 or 20.9% in management and consulting fees – related parties incurred for our chief executive officer and (iii) a decrease in general and administrative expenses of $3,954 due to the implementation of certain cost cutting measures in 2011.

During the three months ended June 30, 2011, we incurred operating expenses in the aggregate amount of $51,069 as compared to $95,849 incurred during the six months ended June 30, 2010 (a decrease of $44,780 or 46.7%).  The decrease in operating expenses incurred during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily resulted from a (i) decrease of $22,291 or 78.9% in professional fees due to a decrease in auditing fees during the 2011 period and (ii) a decrease of $22,263 or 35.9% in management and consulting fees – related parties incurred for our chief executive officer.

Loss from Continuing Operations

We reported a loss from continuing operations of $145,575 for the six months ended June 30, 2011 as compared to $180,288 for the six months ended June 30, 2010 (a decrease of $34,713 or 19.3%).

We reported a loss from continuing operations of $51,069 for the three months ended June 30, 2011 as compared to $95,849 for the three months ended June 30, 2010 (a decrease of $44,780 or 46.7%).

Other Income (Expenses)

For the six months ended June 30, 2011, we recorded other income of $609,637 as compared to $138,921 for the six months ended June 30, 2010 (an increase of $470,716 or 338.8%. The variance for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 resulted primarily from:

•

The change in the fair value of the Company’s derivative liabilities which was a gain of $485,563 for the six months ended June 30, 2011 as compared to a gain of $133,198 for the six months ended June 30, 2010;

•

For the six months ended June 30, 2011, we incurred interest expense of $21,641 as compared to $28,120 for the six months ended June 30, 2010, a decrease of $6,479 or 23.0% primarily attributable to the repayment of related party borrowings;

•

For the six months ended June 30, 2011, we recorded a gain from the reversal of previously recorded registration rights penalties of $160,000 which was settled in connection with the redemption of the Series A preferred stock. We did not record such gain in the comparable 2010 period.

•

For the six months ended June 30, 2011, we recorded a loss from foreign currency exchange of $(14,285) as compared to a gain from foreign currency exchange of $33,843 for the six months ended June 30, 2010, a change of $48,128 or 142.2%.

For the three months ended June 30, 2011, we recorded other income of $154,161 as compared to other expenses of $(443,806) for the three months ended June 30, 2010 (a change of $597,967 or 134.7%). The variance for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 resulted primarily from:

•

The change in the fair value of the Company’s derivative liabilities which was a loss of $0 for the three months ended June 30, 2011 as compared to a loss of $449,458 for the three months ended June 30, 2010;

•

For the three months ended June 30, 2011, we incurred interest expense of $5,839 as compared to $14,347 for the three months ended June 30, 2010, a decrease of $8,508 or 59.3% primarily attributable to the repayment of related party borrowings; and

•

For the three months ended June 30, 2011, we recorded a gain from the reversal of previously recorded registration rights penalties of $160,000 which was settled in connection with the redemption of the Series A preferred stock. We did not record such gain in the comparable 2010 period.

•

For the three months ended June 30, 2011, we recorded a gain from foreign currency exchange of $0 as compared to a gain from foreign currency exchange of $19,999 for the three months ended June 30, 2010, a change of $19,999 or 100.0%.

Loss from Discontinued Operations

On April 4, 2011, we sold 100% of our interest in Medlink Conectividad. Due to this sale, all operations of Medlink Conectividade have been retroactively presented as discontinued operations for all periods presented and the related operating assets and liabilities have been classified as assets and liabilities of discontinued operations for all periods presented. Loss from discontinued operation is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$—	$1,046,429	$1,241,042	$2,069,261
Operating expenses	—	1,369,484	1,616,704	2,827,153
Other expenses	—	112,770	163,210	568,234
Loss from discounted operations	—	(435,825)	(538,872)	(1,326,126)
Gain on sale of discontinued operations	8,706,785	—	8,706,785	—
	$8,706,785	$(435,825)	$$8,167,913	$(1,326,126)

Net Loss

Due to the reasons described above, for the six months ended June 30, 2011, our net income was $8,631,975 as compared to a net loss of $1,367,493 for the six months ended June 30, 2010. For the three months ended June 30, 2011, our net income was $8,809,877 as compared to a net loss of $975,480 for the three months ended June 30, 2010.

During the six months ended June 30, 2011, we recorded a cumulative preferred stock dividend of $24,833 as compared to $50,388 for the six months ended June 30, 2010, which is related to our Series A Preferred Stock. During the three months ended June 30, 2011, we recorded a cumulative preferred stock dividend of $0 (due to the redemption of our series A preferred stock in the second quarter of 2011) as compared to $25,188 for the three months ended June 30, 2010, which is related to our Series A Preferred Stock.

We reported net income attributable to common shareholders of $8,607,142 for the six months ended June 30, 2011 as compared to a net loss attributable to common shareholders of $1,417,881 for the six months ended June 30, 2010. This translates to net income (loss) per common share (basic) available to shareholders of $0.09 and $(0.02) for the six months ended June 30, 2011 and 2010, respectively, and net income (loss) per common shares (diluted) available to shareholders of $0.01 and $(0.02) for the six months ended June 30, 2011 and 2010, respectively.

We reported net income attributable to common shareholders of $8,809,877 for the three months ended June 30, 2011 as compared to a net loss of $1,000,668 for the three months ended June 30, 2010. This translates to net income (loss) per common share (basic) available to shareholders of $0.09 and $(0.01) for the three months ended June 30, 2011 and 2010, respectively, and net income (loss) per common shares (diluted) available to shareholders of $0.02 and $(0.01) for the three months ended June 30, 2011 and 2010, respectively.

Comprehensive Loss

For the three and six months ended June 30, 2011, we did not record any unrealized foreign currency translation gains or losses since we sold our foreign subsidiary and recognized the remaining unrealized foreign currency translation loss as part of the gain on sale from discontinued operations. For the six months ended June 30, 2010, we recorded an unrealized foreign currency translation loss of $4,117.  This resulted in comprehensive net income during the six months ended June 30, 2011 of $8,631,975 as compared to a comprehensive net loss of $(1,371,610) for the six months ended June 30, 2010.  We recorded an unrealized foreign currency translation loss of $64,677 for the three months ended June 30, 2010.  This resulted in comprehensive net income during the three months ended June 30, 2011 of $8,809,877 as compared to a comprehensive net loss of $(1,040,157) for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At June 30, 2011 and December 31, 2010, we had cash balances of $51,236 and $18,388, respectively. These funds are located in financial institutions located as follows:

	June 30, 2011		December 31, 2010
Country:
United States	$51,236	100.0%	$3,660	19.9%
Brazil	—	—%	14,728	80.1%
Total cash and cash equivalents	$51,236	100.0%	$18,388	100.0%

For the six months ended June 30, 2011, net cash flow used in operating activities was $443,418 compared to $468,401 for the six months ended June 30, 2010.

For the six months ended  June 30, 2011, net cash flows used in operating activities of $443,418 is primarily due to the funding of our continuing operations and included the payment of interest due on loans due to related parties of $143,367 and the payments of amounts due to related party of $250,712. For the six months ended June 30, 2010, net cash used in operating activities of $468,401 primarily consisted of our the use of cash in our discontinued operations of $425,059 and the use of cash in our continuing operations of $43,342.

Net cash flows provided by investing activities amounted to $1,652,881 for the six months ended June 30, 2011 as compared to net cash used in investing activities of $22,728 for the six months ended June 30, 2010. During the six months ended June 30, 2011, we received net cash from the sale of our subsidiary of $1,670,537 offset by the use of cash for the acquisition of property and equipment of discontinued operations of $17,656. During the six months ended June 30, 2010, we used cash for the acquisition of property and equipment of $22,728.

Net cash flows used in financing activities for six months ended June 30, 2011 were $1,177,007 as compared to net cash flows provided by financing activities of $490,560 for six months ended June 30, 2010.  For the six months ended June 30, 2011, cash flow used in financing activities was attributable to the payment of $700,000 for the redemption of all issued and outstanding series A preferred stock, the payment of convertible debt – related party of $87,500, the payment of loans payable –related party of $299.610 and the payment of loans of discontinued operations of $89,897. For the six months ended June 30, 2010, cash flow provided by financing activities was attributable to $450,560 in proceeds from loans of discontinued operations and $40,000 in proceeds from loans-related party.

PLAN OF OPERATIONS

Since inception, we incurred cumulative net losses of $10,612,784, and have a stockholders' deficit of $790,273 and a working capital deficit of $790,683 at June 30, 2011.  Since inception, we have funded operations through short-term borrowings and the proceeds from equity sales in order to meet our strategic objectives. On April 4, 2011, we sold our sole operating business subsidiary and accordingly, we now have limited continuing operations that generate no revenues and will be seeking new opportunities to exploit our technologies or to seek a merger candidate. Our future operations are dependent upon external funding and our ability to obtain revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet our business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business plan.

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

As of the filing date of this quarterly report, we have approximately $40,000 of cash remaining and there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments and we will have no revenues in the near future. Our future success and viability, therefore, is dependent on our ability to develop, provide and market our information network solutions to healthcare providers, health insurance companies and other end-users outside of Brazil, our ability to generate capital financing, or to seek a merger candidate. We are optimistic that we will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

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

MATERIAL COMMITMENTS

Convertible Loans – Related Party

A material liability for us at June 30, 2011 is the aggregate principal amount of $87,500 and $59,408 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the "Convertible Promissory Note(s)"). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of June 30, 2011, an aggregate principal amount of $87,500 and interest in the amount of $59,408 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are due on demand. In April 20111, we repaid $87,500 of principal balance on these loans.

Loan – Related Party

A material liability for us at June 30, 2011 is the aggregate amount of $95,577 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the "Loans"). The Loans are evidenced by a promissory note with an interest rate of 12% per annum and are currently due on demand. For the six months ended June 30, 2011 and 2010, we incurred $13,673 and $17,706, respectively, in interest related to these loans. At June 30, 2011 and December 31, 2010, $3,049 and $128,035 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $95,577 and $510,444, respectively.  During the six months ended June 30, 2011, we borrowed $4,950 which was used for working capital purposes and repaid $304,560.

Consulting Agreement

A material liability for us at June 30, 2011 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the six months ended June 30, 2011 and 2010, we incurred $82,500 and $105,000, respectively, in management fees. At June 30, 2011 and December 31, 2010, $510,246 and $702,950 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we shall pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides. In April 2011, we reduced this monthly fee to $10,000 per month.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, management identified material deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) a lack of segregation of duties within accounting functions, and (iv) a lack of an independent board of directors or audit committee.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 6.  EXHIBITS

31.1         Certification of the principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the principal financial and accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*        XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*   To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAX INTERNATIONAL LIMITED

Dated: August 22, 2011	By: /s/ STEPHEN WALTERS
Stephen Walters, President/Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 22, 2011	By: /s/ ADAM WASSERMAN
Adam Wasserman, Chief Financial Officer (Principal Accounting Officer)