Form 10-Q/A
period 2011-06-30
TRANSAX INTERNATIONAL LTD
filed 2011-09-13
CIK 1097896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

31.1 *       Certification of the principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 *       Certification of the principal financial and accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 *       Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *       Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **      Interactive Data Files of Financial Statements and Notes.

*    Filed on August 22, 2011 as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011.

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAX INTERNATIONAL LIMITED

Dated: September 13, 2011	By: /s/ STEPHEN WALTERS
Stephen Walters, President/Chief Executive Officer and Director (Principal Executive Officer)

Dated: September 13, 2011	By: /s/ ADAM WASSERMAN
Adam Wasserman, Chief Financial Officer (Principal Accounting Officer)