Form 10-Q
period 2011-09-30
TRANSAX INTERNATIONAL LTD
filed 2011-11-14
CIK 1097896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 96,078,960 shares of common stock are issued and outstanding as of November 10, 2011.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

FORM 10-Q

September 30, 2011

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets - As of September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) - For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2011 and 2010 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4	Controls and Procedures.	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 6.	Exhibits.	23

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010*
	(Unaudited)
ASSETS

Current Assets:
Cash	$38,942	$18,388
Prepaid expenses	277	277

Total Current Assets	39,219	18,665

Property and equipment, net	328	574
Assets of discontinued operations	—	804,638

Total Assets	$39,547	$823,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$22,580	$256,049
Liabilities of discontinued operations	—	7,801,784
Due to related parties	614,337	827,555
Series A Preferred Stock convertible feature derivative liability	—	1,185,563
Loans payable - related party	98,376	510,444
Convertible loan - related party	149,555	241,679

Total Current Liabilities	884,848	10,823,074

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit:
Series A convertible preferred stock, no par value; 16,000 shares authorized; 0 and 14,190 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	1,303,039
Common stock $.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at September 30, 2011 and December 31, 2010	961	961
Paid-in capital	9,821,550	8,518,511
Accumulated deficit	(10,667,812)	(19,307,203)
Accumulated other comprehensive loss	—	(514,505)

Total Stockholders’ Deficit	(845,301)	(9,999,197)

Total Liabilities and Stockholders’ Deficit	$39,547	$823,877

* Derived from audited financial statements for the year ended December 31, 2010 (see Annual Report on Form 10-K filed on April 15, 2011 with the Securities and Exchange Commission)..

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Professional fees	8,590	11,407	51,290	59,658
Management and consulting fees - related parties	36,895	59,727	132,187	180,227
Depreciation	82	82	246	246
General and administrative	4,015	3,291	11,434	14,664

Total Operating Expenses	49,582	74,507	195,157	254,795

LOSS FROM CONTINUING OPERATIONS	(49,582)	(74,507)	(195,157)	(254,795)

OTHER INCOME (EXPENSES):
Foreign currency exchange gain (loss)	—	(22,930)	(14,285)	10,913
Gain from derivative liability	—	14,634	485,563	147,832
Registration rights penalty recovery	—	—	160,000	—
Interest expense - related party	(5,446)	(15,049)	(27,087)	(43,169)

Total Other Income (Expenses)	(5,446)	(23,345)	604,191	115,576

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(55,028)	(97,852)	409,034	(139,219)

DISCONTINUED OPERATIONS:
Gain from sale of discontinued operation	—	—	8,706,785	—
Loss from discontinued operations	—	(362,961)	(538,872)	(1,689,087)

Total Income (Loss) from Discontinued Operations	—	(362,961)	8,167,913	(1,689,087)

NET INCOME (LOSS)	(55,028)	(460,813)	8,576,947	(1,828,306)

CONVERTIBLE PREFERRED STOCK DIVIDENDS	—	(25,188)	(24,833)	(75,576)

NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(55,028)	$(486,001)	$8,552,114	$(1,903,882)

COMPREHENSIVE LOSS
NET INCOME (LOSS)	$(55,028)	$(460,813)	$8,576,947	$(1,828,306)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	—	(336,249)	—	(340,366)

COMPREHENSIVE INCOME (LOSS)	$(55,028)	$(797,062)	$8,576,947	$(2,168,672)

Net Income (Loss) per Common Share (Basic):
Net income (loss) from continuing operations	$—	$—	$—	$—
Net Income (loss) from discontinued operations	—	(0.01)	0.09	(0.02)
Net Income (Loss) per Common Share	$—	$(0.01)	$0.09	$(0.02)

Net Income (Loss) per Common Share (Diluted):
Net income (loss) from continuing operations	$—	$—	$—	$—
Net income (loss) from discontinued operations	—	(0.01)	0.02	(0.02)
Net Income (Loss) per Common Share	$—	$(0.01)	$0.02	$(0.02)

Weighted Average Shares Outstanding:
Basic	96,078,960	91,662,293	96,078,960	91,053,692
Diluted (continuing operations)	96,078,960	91,662,293	484,559,179	91,053,692
Diluted (discontinued operations)	96,078,960	91,662,293	484,559,179	91,053,692

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$409,034	$(139,219)
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
Depreciation	246	246
Gain from derivative liabilities	(485,563)	(147,832)
Foreign currency exchange loss (gain)	14,285	(10,913)
Gain from registration rights penalty recovery	(160,000)	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	(11,025)	11,748
Accrued interest payable, related party	(131,367)	43,169
Due to related parties	(213,218)	182,220
Net cash used in continuing operations	(577,608)	(60,581)

Income (loss) from discontinued operations	8,167,913	(1,689,087)
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used in) discontinued operations:
Amortization of software maintenance costs	—	33,405
Depreciation and amortization	65,739	193,361
Gain on sale of subsidiary	(8,706,785)	—
Changes in discontinued assets and liabilities:
Assets from discontinued operations	(125,508)	(107,922)
Liabilities of discontinued operations	720,537	1,233,819
Net cash provided by (used in) discontinued operations	121,896	(336,424)

NET CASH (USED IN) OPERATING ACTIVITIES	(455,712)	(397,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of operating subsidiary	1,670,537	—
Acquisition of property and equipment - discontinued operations	(17,656)	(25,513)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,652,881	(25,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) loans - discontinued operations	(89,897)	379,614
Payment for redemption of preferred stock	(700,000)	—
Payments on convertible debt - related party	(87,500)	—
(Payments on) proceeds from loans payable - related party	(299,610)	55,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,177,007)	434,614

Effect of Exchange Rate Changes on Cash	392	824

Net Increase (Decrease) in Cash	20,554	12,920

Cash, Beginning of Year	18,388	21,813

Cash, End of Period	$38,942	$34,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$358,457
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock converted to common stock	$—	$1,670
Derivative liability reclassified to equity upon conversion or redemption	$700,000	$17,358
Net liabilities disposed of upon divestiture of subsidiary	$7,675,199	$—
Disposal of property and equipment upon divestiture of subsidiary	$212,613	$—

See accompanying notes to the unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

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

Subsequent to April 4, 2011, the Company has no revenues and limited operations consisting of financial reporting, administration and seeking new business opportunities or a merger candidate. In accordance with the further terms and provisions of the Quota Purchase and Sale Agreement, the Company retained its rights to use relevant technology assets, consisting of software code and other intellectual property developed by Medlink Conectividade, to seek business outside of Brazil (See Note 5).

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  The consolidated financial statements include the Company and its subsidiary, Transax Limited, Transax Limited’s wholly-owned subsidiary, Medlink Technologies, Inc., (“MTI”), and through April 4, 2011, Transax Limited’s formerly a wholly-owned subsidiary of Medlink Conectividade. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company has reclassified, for all periods presented in the accompanying consolidated statements of operations, the amounts related to the discontinued operations (Medlink Conectividade) in accordance with the applicable accounting criteria. In addition, assets and liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets. On September 19, 2011, MTI was dissolved and is no longer conducting any business,

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary, in its opinion, for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010.  The accompanying unaudited condensed consolidated financial statements for Transax International, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

September 30, 2011

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable and accrued expenses, liabilities from discontinued operations and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company uses Level 3 inputs to value its derivative liabilities.  The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the nine months ended September 30, 2011 for all financial assets and liabilities categorized as Level 3 as of September 30, 2011.

Derivative Liability:
Balance of derivative liability as of December 31, 2010	$1,185,563
Decrease in fair value of derivative liability (a)	(485,563)
Reclassification of derivative liability to paid-in capital upon redemption on May 4, 2011	(700,000)
Balance of derivative liability as of September 30, 2011	$—

(a)

The Company calculated the fair value of the conversion features on the Series A convertible preferred stock and warrants (expired in January 2011) on a quarterly basis, as these conversion features on the convertible preferred stock and warrants had been treated as a derivative liability since their initial issuance dates (See Note 6).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2011 and December 31, 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company maintains its cash in accounts with major financial institutions in the United States and Brazil. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of September 30, 2011, bank deposits in the United States did not exceed federally insured limits.  At September 30, 2011, the Company had no deposits in banks in Brazil which may not be insured.  Historically, we have not experienced any losses on our deposits of cash.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2011 and 2010.

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

The Company has adopted the accounting standard related to the accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standard also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Management believes its exposure to uncertain tax positions as of September 30, 2011 is deemed immaterial.

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

September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

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

Revenue Recognition

For the nine months ended September 30, 2011 and 2010, the Company had no revenues. Revenues from the Company’s discontinued operations, which are included in loss from discontinued operations, are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable; and (4) collectability is probable.

Accounting for Conversion Features and Warrants issued with Preferred Stock

In 2006, the Company issued 16,000 shares of convertible Series A preferred stock, (see Note 6), which contained an Embedded Conversion Feature, (“ECF”), and warrants to purchase common stock. In accordance with the accounting standards related to accounting for derivative instruments and hedging activities, it was necessary to evaluate the conversion option separately from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all of the three criteria: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements for share-based payments in ASC Topic 718.   This ASC topic requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company did not incur stock-based compensation cost for the nine months ended September 30, 2011 and 2010.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

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

The following table presents a reconciliation of basic and diluted net (loss) income per common share (excludes common stock warrants which are anti-dilutive since the exercise price is higher than the fair market value of the Company’s common stock):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Net income (loss) allocable to common shareholders for basic and diluted loss per common share:
Continuing operations	$(55,028)		$(97,852)		$409,034		$(139,219)
Discontinued operations			(362,961)		8,167,913		(1,689,087)
	$(55,028)		$(460,813)		$8,576,947		$(1,828,306)
Weighted average common shares outstanding – basic	96,078,960		91,662,293		96,078,960		91,053,692
Effect of dilutive securities:
Series A convertible preferred stock	—		—	(2)	388,480,219		—
Weighted average common shares outstanding - diluted (continuing operations)	96,078,960	(1)	91,662,293		484,559,179	(1)	91,053,692
Weighted average common shares outstanding - diluted (discontinued operations)	—	(1)	91,662,293		484,559,179	(1)	91,053,692
Net income (loss) per common share – basic:
Net income (loss) from continuing operations	$(0.00)		$(0.00)		$0.00		$(0.00)
Net income (loss) from discontinued operations	—		(0.01)		0.09		(0.02)
Net income (loss) per common share — basic	$(0.00)		(0.01)		$0.09		$(0.02)
Net income (loss) per common share – diluted:
Net income (loss) from continuing operations	$(0.00)		$(0.00)		$0.00		$(0.00)
Net income (loss) from discontinued operations	—		(0.01)		0.02		(0.02)
Net income (loss) per common share — diluted	$(0.00)		$(0.01)		$0.02		$(0.02)

(1)  Excludes common shares issuable upon the conversion of Series A preferred stock, common stock warrants and options which are anti-dilutive.

(2)  The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	600,000	1,175,000	600,000	1,175,000
Stock warrants	—	5,000,000	—	5,000,000
Convertible loan-related party	700,000	1,400,000	700,000	1,400,000
Convertible preferred stock	—	989,097,222	—	989,097,222
Total	1,300,000	996,672,222	1,300,000	996,672,222

Advertising

Advertising costs are expensed when incurred.  For the nine months ended September 30, 2011 and 2010, we did not incur any advertising expenses from continuing operations.

Comprehensive Income (Loss)

The Company follows the accounting standards related to reporting comprehensive income (loss) to recognize the elements of comprehensive (loss) income.  The Company’s comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of changes in stockholders’ deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  For the nine months ended September 30, 2010, the Company’s comprehensive loss included net loss and unrealized losses from foreign currency translation adjustments. For the nine months ended September 30, 2011, the Company reclassified the previously recorded unrealized foreign currency translation adjustment of $514,505 to realized which has been included in gain from sale of discontinued operation on the accompanying consolidated statement of operations.

Research and Development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2011 and 2010, we did not incur any research and development costs in continuing operations.

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

September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in the nine months ended September 30, 2011, the adoption this update did not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN

Since inception, the Company has incurred cumulative net losses of $10,667,812, and has a stockholders’ deficit of $845,301 and a working capital deficit of $845,629 at September 30, 2011.  Since inception, the Company has funded operations through short-term borrowings and the proceeds from equity sales in order to meet its strategic objectives.  On April 4, 2011, the Company sold its sole operating business subsidiary and accordingly, the Company has limited continuing operations that generate no revenues and will be seeking new opportunities to exploit its technologies outside of Brazil or to seek a merger candidate. The Company’s future operations are dependent upon external funding and its ability to obtain revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Computer Equipment	$1,640	$1,640
Less: Accumulated Depreciation	(1,312)	(1,066)
	$328	$574

For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $65,985 and $193,607, of which $65,739 and $193,607 is included in discontinued operations, respectively.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Loan - Related Party

At September 30, 2011 and December 31, 2010, the Company had aggregate loans payable for $87,500 and $175,000, respectively, to Carlingford Investments Limited (“Carlingford”), a related party company whose officer is an officer of the Company.  These loans are convertible into the Company’s common stock at $0.125 per share (700,000 and 1,400,000 common shares at September 30, 2011 and December 31, 2010, respectively).  For each share of common stock received upon conversion of the principal balance, the related party is entitled to receive one warrant to purchase the Company’s common stock at $0.25 per share for a period of two years from the conversion date.  The interest rate of the loan is 12% per annum computed at simple interest.  During the nine months ended September 30, 2011, the Company paid principal of $87,500 and accrued interest of $15,239. At September 30, 2011 and December 31, 2010, interest due on these loans amounted to $62,055 and $66,679, respectively, and the aggregate principal amount due is $87,500 and $175,000, respectively. During the nine months ended September 30, 2011 and 2010, the Company incurred $10,615 and $15,707 respectively, in interest expense related to these two loans. The loan is in default and is due on demand.

Due to Related Parties

For the nine months ended September 30, 2011 and 2010, the Company incurred $112,500 and $157,000 respectively, in management fees to an officer/director of the Company, which has been included in management and consulting fees - related party on the accompanying consolidated statements of operations.  Effective July 1, 2007, pursuant to a Management Consulting Services Agreement, the Company’s board of directors approved compensation for this officer/director of $17,500 per month.  Subsequent to the sale of the Company’s operating subsidiary, beginning in April 2011, the monthly compensation was lowered to $10,000 per month. At September 30, 2011 and December 31, 2010, $540,245 and $702,950 in management fees and other expenses are payable to this officer/director and are included in due to related parties within the accompanying consolidated balance sheets.  The amount due is unsecured, non-interest bearing and payable on demand.

For the nine months ended September 30, 2011 and 2010, the Company incurred $19,687 and $22,728, respectively, in accounting fees to a company whose officer is an officer of the Company.  The fees are included in management and consulting fees - related party on the accompanying consolidated statements of operations.  At September 30, 2011 and December 31, 2010, $62,092 and $100,605 in these fees is payable to this officer and are included in due to related parties within the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing and payable on demand.

At September 30, 2011 and December 31, 2010, $12,000 and $24,000 in directors fees is payable to a director and are included in due to related parties on the accompanying consolidated balance sheets. For the nine months ended September 30, 2011 and 2010, there were no directors fees included in management and consulting fees - related party on the accompanying consolidated statements of operations The amount due is unsecured, non-interest bearing and payable on demand.

Loans Payable – Related Party

On March 5, 2004, the Company borrowed 115,000 Euros (translated to $152,409 at December 31, 2010 and repaid prior to June 30, 2011) from an officer of the Company for working capital purposes.  The loan accrued 0.8% non-compounding interest per month, (9.6% per annum), had an initial term of twelve months, and was repayable quarterly in arrears.  This loan was repaid in April 2011.  Additionally, through January, 2011, the Company borrowed $234,950 from this officer and in April 2011, the Company repaid $142,422 of these loans. These loans accrue 1.0% non-compounding interest per month, (12% per annum), and are due on demand.  For the nine months ended September 30, 2011 and 2010, the Company incurred $16,472 and $27,462, respectively, in interest related to these loans.  At September 30, 2011 and December 31, 2010, $5,848 and $128,035 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $98,376 and $510,444, respectively, and is included in loan payable - related party on the accompanying consolidated balance sheets.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 5 – DISCONTINUED OPERATIONS

Sale of Medlink Conectividade

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding, and Medlink Conectividade, the Company sold 100% of its interest in Medlink Conectividade to QC Holding. For the nine months ended September 30, 2011 and 2010, the Company’s operating subsidiary, Medlink Conectividade, is reported as a discontinued operation and all periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

In accordance with the terms and provisions of the Agreement: (i) QC Holding acquired the equity interest of Medlink Conectividade resulting in the sale of the Company’s operating subsidiary. As consideration for the purchase and sale of 100% of the Company’s interest in Medlink Conectividade, QC paid to the Company approximately $298,000; (ii) QC Holding agreed to assume all debt and other contingent liabilities of Medlink Conectividade, which as of September 30, 2011 was approximately $7,800,000 including $5,800,000 in past taxes and social security contributions due to the Brazil Government; and (iii) QC agreed to contribute to Medlink Conectividade approximately $1,402,000 which be used to pay to the Company approximately $1,402,000 in loans and interest due to Transax Limited by Medlink Conectividade.  In accordance with the further terms and provisions of the Agreement, the Company retains the rights to use its relevant technology assets consisting of software code and other intellectual property developed by Medlink Conectividade to seek business outside of Brazil.  Currently, the Company does not have any revenues outside of Brazil.  In the third quarter of 2011, the Company recorded a gain from the sale of its discontinued operation of $8,706,785.

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

The following table sets forth for the three and nine months ended September 30, 2011 and 2010 selected financial data of the Company’s discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$1,211,511	$1,241,042	$3,280,772
Operating expenses	—	1,470,244	1,616,704	4,297,397
Other expenses	—	104,228	163,210	672,462
(Loss) from discounted operations	—	(362,961)	(538,872)	(1,689,087)
Gain of sale of discontinued operations	—	—	8,706,785	—
Income (loss) from discontinued operations	$—	$(362,961)	$$8,167,913	$(1,689,087)

At September 30, 2011 and December 31, 2010, assets and liabilities from discontinued operations consisted of the following:

	2011	2010
Assets of discontinued operations:
Accounts receivable	$—	$478,526
Prepaid expenses and other current assets	—	85,784
Property and equipment, net	—	240,328
Assets of discontinued operations	$—	$804,638

Liabilities of discontinued operations:
Loans payable	$—	$1,354,193
Accounts payable and accrued expenses	—	6,447,591
Liabilities of discontinued operations	$—	$7,801,784

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

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

Prior to the redemption, the Company recorded the fair value of the ECF and warrants as a liability.  At March 31, 2011 and September 30, 2010, the Company revalued the ECF and warrants (expired in January 2011) resulting in a gain on derivative liabilities of $485,563 and $147,832 for the nine months ended September 30, 2011 and 2010, respectively.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2011 and changes during the period ending on that date is as follows:

	Nine Months Ended September 30, 2011
	Number of Options	Weighted Average Exercise Price
Stock options
Balance at December 31, 2010	1,025,000	$0.10
Exercised	—	—
Forfeited	(425,000)	(0.15)
Balance at September 30, 2011	600,000	$0.06

Options exercisable at September 30, 2011	600,000	$0.06

Weighted average fair value of options granted during the nine months ended September 30, 2011		$—

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Stock Options (continued)

The following table summarizes information about employee and consultant stock options outstanding at September 30, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.06	600,000	1.15	0.06	600,000	0.06
	600,000		$0.06	600,000	$0.06

As of September 30, 2011 and December 31, 2010, there are no unrecognized compensation costs since all options granted under the stock option plan are vested.

Since the exercise price of the outstanding stock options was greater than the fair value of the Company’s common stock, there was no intrinsic value associated with the stock options.

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2011 and activities during the period then ended is as follows:

	Nine Months Ended September 30, 2011
	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2010	5,000,000	$0.25
Forfeited	(5,000,000)	(0.25)
Balance at September 30, 2011	—	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and notes thereto contained elsewhere in this report.

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

Subsequent to April 4, 2011, we have had no revenues and limited operations consisting of financial reporting, administration and seeking new business opportunities or a merger candidate.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes,  and the valuation of our stockholders’ deficit transactions.

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

Consolidated Statement of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Professional fees	8,590	11,407	51,290	59,658
Management and consulting fees–related parties	36,895	59,727	132,187	180,227
Depreciation	82	82	246	246
General and administrative	4,015	3,291	11,434	14,664
TOTAL OPERATING EXPENSES	49,582	74,507	195,157	254,795
LOSS FROM CONTINUING OPERATIONS	(49,582)	(74,507)	(195,157)	(254,795)
OTHER INCOME (EXPENSES) :
Foreign exchange gain (loss)	—	(22,930)	(14,285)	10,913
Gain from derivative liabilities	—	14,634	485,563	147,832
Registration rights penalty recovery	—	—	160,000	—
Interest expense –related party	(5,446)	(15,049)	(27,087)	(43,169)
Total Other Income (Expenses)	(5,446)	(23,345)	604,191	115,576
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(55,028)	(97,852)	409,034	(139,219)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(362,961)	8.167,913	(1,689,087)
NET INCOME (LOSS)	(55,028)	(460,813)	8,576,947	(1,828,306)
OTHER COMPREHENSIVE (LOSS)
Unrealized foreign currency translation gain (loss)	—	(336,249)	—	(340,366)
COMPREHENSIVE INCOME (LOSS)	$(55,028)	$(797,062)	$8,576,947	$(2,168,672)

Our net income for the nine months ended September 30, 2011 was $8,576,947 compared to a net loss of $1,828,306 for the nine months ended September 30, 2010.

Our net loss for the three months ended September 30, 2011 was $55,028 compared to $460,813 for the three months ended September 30, 2010.

Operating Expenses

During the nine months ended September 30, 2011, we incurred operating expenses in the aggregate amount of $195,157 as compared to $254,795 incurred during the nine months ended September 30, 2010 (a decrease of $59,638 or 23.4%).  During the three months ended September 30, 2011, we incurred operating expenses in the aggregate amount of $49,582 as compared to $74,507 incurred during the nine months ended September 30, 2010 (a decrease of $24,925 or 33.4%).The decrease in operating expenses incurred during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 resulted primarily from the decrease in management and consulting fees – related parties caused by a reduction in the monthly management fees incurred for the services of the Company’s officers due to the sale of Medlink.

Loss from Continuing Operations

Due to reasons discussed above, we reported a loss from continuing operations of $195,157 for the nine months ended September 30, 2011 as compared to a loss of $254,795 for the nine months ended September 30, 2010 (a decrease of $59,638 or 23.4%).

Due to reasons discussed above, we reported a loss from continuing operations of $49,582 for the three months ended September 30, 2011 as compared to a loss of $74,507 for the three months ended September 30, 2010 (a decrease of $24,925 or 33.4%).

Other Income (Expenses)

For the nine months ended September 30, 2011, we recorded other income of $604,191 as compared to other income of $115,576 for the nine months ended September 30, 2010 (an increase of $488,615 or 422.8%. The variance for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 resulted primarily from:

•

For the nine months ended September 30, 2011, we recorded a loss from foreign currency exchange of $(14,285) as compared to a gain from foreign currency exchange of $10,913 for the nine months ended September 30, 2010, a change of $25,198 or 230.9%;

•

The change in the fair value of the Company’s derivative liabilities which was a gain of $485,563 for the nine months ended September 30, 2011 as compared to a gain of $147,832 for the nine months ended September 30, 2010;

•

For the nine months ended September 30, 2011, we recorded a gain from the reversal of previously recorded registration rights penalties of $160,000 which was settled in connection with the redemption of the Series A preferred stock. We did not record such gain in the comparable 2010 period; and

•

For the nine months ended September 30, 2011, we incurred interest expense of $27,087 as compared to interest expense of $43,169 for the nine months ended September 30, 2010, a decrease of $16,082 or 37.3% primarily attributable to the repayment of related party borrowings.

For the three months ended September 30, 2011, we recorded other expenses of $5,446 as compared to other expenses of $23,345 for the three months ended September 30, 2010 (a change of $17,899 or 76.7%). The variance for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 resulted primarily from:

•

For the three months ended September 30, 2011, we had no gains or losses from foreign currency exchange as compared to a loss from foreign currency exchange of $22,930 for the three months ended September 30, 2010;

•

The change in the fair value of the Company’s derivative liabilities which was a gain of $14,634 for the three months ended September 30, 2010. We did not have such activity in the 2011 comparable period;

•

For the three months ended September 30, 2011, we incurred interest expense of $5,446 as compared to interest expense of $15,049 for the three months ended September 30, 2010, a decrease of $9,603 or 63.8% primarily attributable to the repayment of related party borrowings.

Gain (Loss) from Discontinued Operations

On April 4, 2011, we sold 100% of our interest in Medlink Conectividad. Due to this sale, all operations of Medlink Conectividade have been retroactively presented as discontinued operations for all periods presented and the related operating assets and liabilities have been classified as assets and liabilities of discontinued operations for all periods presented. Gain (loss) from discontinued operation is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$1,211,511	$1,241,042	$3,280,772
Operating expenses	—	1,470,244	1,616,704	4,297,397
Other expenses	—	104,228	163,210	672,462
Loss from discounted operations	—	(362,961)	(538,872)	(1,689,087)
Gain on sale of discontinued operations	—	—	8,706,785	—
	$—	$(362,961)	$8,167,913	$(1,689,087)

Net Income (Loss)

Due to the reasons described above, for the nine months ended September 30, 2011, our net income was $8,576,947 as compared to a net loss of $1,828,306 for the nine months ended September 30, 2010. For the three months ended September 30, 2011, our net loss was $55,028 as compared to $460,813 for the three months ended September 30, 2010.

During the nine months ended September 30, 2011, we recorded a cumulative preferred stock dividend of $24,833 as compared to $75,576 for the nine months ended September 30, 2010, which is related to our Series A Preferred Stock. During the three months ended September 30, 2011, we recorded a cumulative preferred stock dividend of $0 (due to the redemption of our series A preferred stock in the third quarter of 2011) as compared to $25,188 for the three months ended September 30, 2010, which is related to our Series A Preferred Stock.

We reported net income allocable to common shareholders of $8,552,114 for the nine months ended September 30, 2011 as compared to a net loss allocable to common shareholders of $1,903,882 for the nine months ended September 30, 2010. This translates to net income (loss) per common share (basic) available to shareholders of $0.09 and $(0.02) for the nine months ended September 30, 2011 and 2010, respectively, and net income (loss) per common shares (diluted) available to shareholders of $0.02 and $(0.02) for the nine months ended September 30, 2011 and 2010, respectively.

We reported a net loss allocable to common shareholders of $55,028 for the three months ended September 30, 2011 as compared to $486,001 for the three months ended September 30, 2010. This translates to net loss per common share (basic) available to shareholders of $(0.00) and $(0.01) for the three months ended September 30, 2011 and 2010, respectively, and net loss per common shares (diluted) available to shareholders of $(0.00) and $(0.01) for the three months ended September 30, 2011 and 2010, respectively.

Comprehensive Loss

For the three and nine months ended September 30, 2011, we did not record any unrealized foreign currency translation gains or losses since we sold our foreign subsidiary and recognized the remaining unrealized foreign currency translation loss as part of the gain on sale from discontinued operations. For the nine months ended September 30, 2010, we recorded an unrealized foreign currency translation loss of $340,366.  This resulted in comprehensive net income during the nine months ended September 30, 2011 of $8,576,947 as compared to a comprehensive net loss of 2,168,672 for the nine months ended September 30, 2010.  We recorded an unrealized foreign currency translation loss of $336,249 for the three months ended September 30, 2010.  This resulted in comprehensive net loss during the three months ended September 30, 2011 of $55.028 as compared to $797,062 for the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2011 and December 31, 2010, we had cash balances of $38,942 and $18,388, respectively. These funds are located in financial institutions located as follows:

	September 30, 2011		December 31, 2010
Country:
United States	$38,942	100.0%	$3,660	19.9%
Brazil	—	—%	14,728	80.1%
Total cash	$38,942	100.0%	$18,388	100.0%

For the nine months ended September 30, 2011, net cash flow used in operating activities was $455,712 compared to $397,005 for the nine months ended September 30, 2010.

For the nine months ended  September 30, 2011, net cash flows used in operating activities of $455,712 is primarily due to the funding of our continuing operations and included the payment of interest due on loans due to related parties of $131,367 and the payments of amounts due to related party of $213,218. For the nine months ended September 30, 2010, net cash used in operating activities of $397,005 primarily consisted of our the use of cash in our discontinued operations of $336,424 and the use of cash in our continuing operations of $60.581.

Net cash flows provided by investing activities amounted to $1,652,881 for the nine months ended September 30, 2011 as compared to net cash used in investing activities of $25,513 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we received net cash from the sale of our subsidiary of $1,670,537 offset by the use of cash for the acquisition of property and equipment of discontinued operations of $17,656. During the nine months ended September 30, 2010, we used cash for the acquisition of property and equipment of $25,513.

Net cash flows used in financing activities for nine months ended September 30, 2011 were $1,177,007 as compared to net cash flows provided by financing activities of $434,614 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, cash flow used in financing activities was attributable to the payment of $700,000 for the redemption of all issued and outstanding series A preferred stock, the payment of convertible debt – related party of $87,500, the payment of loans payable –related party of $299,610 and the payment of loans of discontinued operations of $89,897. For the nine months ended September 30, 2010, cash flow provided by financing activities was attributable to $379,614 in proceeds from loans of discontinued operations and $55,000 in proceeds from loans-related party.

PLAN OF OPERATIONS

Since inception, we incurred cumulative net losses of $10,667,812, and have a stockholders’ deficit of $845,301 and a working capital deficit of $845,629 at September 30, 2011.  Since inception, we have funded operations through short-term borrowings and the proceeds from equity sales in order to meet our strategic objectives. On April 4, 2011, we sold our sole operating business subsidiary and accordingly, we now have limited continuing operations that generate no revenues and will be seeking new opportunities to exploit our technologies or to seek a merger candidate. Our future operations are dependent upon external funding and our ability to obtain revenues and reduce expenses.  Management believes that sufficient funding will be available from additional related party borrowings to meet our business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business plan.

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

As of the filing date of this quarterly report, we have approximately $35,000 of cash remaining and there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments and we will have no revenues in the near future. Our future success and viability, therefore, is dependent on our ability to develop, provide and market our information network solutions to healthcare providers, health insurance companies and other end-users outside of Brazil, our ability to generate capital financing, or to seek a merger candidate. We are optimistic that we will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Based upon a twelve (12) month work plan, it is anticipated that such a work plan would require approximately $100,000 of financing designed to fund various commitments and business operations.  We do not plan on paying officer salaries until funds are available. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse effect upon us and our shareholders. Our future success and viability are primarily dependent upon our current management to generate revenues from business operations and raise additional capital through further private offerings of our stock or loans from private investors. There can be no assurance, however, that we will be able to raise additional capital. Our failure to successfully raise additional capital will have a material and adverse effect upon us and our shareholders.

MATERIAL COMMITMENTS

Convertible Loans – Related Party

A material liability for us at September 30, 2011 is the aggregate principal amount of $87,500 and $62,055 in accrued interest due and owing to a related party in accordance with two convertible promissory notes (collectively, the “Convertible Promissory Note(s)”). The Convertible Promissory Notes are convertible into shares of our common stock at $0.125 per share together with a warrant to purchase our common stock at $0.25 per share for a period of two years. As of September 30, 2011, an aggregate principal amount of $87,500 and interest in the amount of $62,055 remains due and owing under the Convertible Promissory Notes. As of the date of this quarterly report, the Convertible Promissory Notes are deemed in default and are due on demand. In April 20111, we repaid $87,500 of principal balance on these loans.

Loan – Related Party

A material liability for us at September 30, 2011 is the aggregate amount of $98,376 in principal and interest due and owing to Stephen Walters, our Chief Executive Officer (collectively, the “Loans”). The Loans are evidenced by a promissory note with an interest rate of 12% per annum and are currently due on demand. For the nine months ended September 30, 2011 and 2010, we incurred $16,472 and $27,462, respectively, in interest related to these loans. At September 30, 2011 and December 31, 2010, $5,848 and $119,473 in interest and loan fees was accrued on these loans and the aggregate principal and interest amount due is $98,376 and $491,011, respectively.  During the nine months ended September 30, 2011, we borrowed $4,950 which was used for working capital purposes and repaid $304,560.

Consulting Agreement

A material liability for us at September 30, 2011 is the amount due and owing as management fees to Stephen Walters, our Chief Executive Officer. For the nine months ended September 30, 2011 and 2010, we incurred $112,500 and $157,500, respectively, in management fees. At September 30, 2011 and December 31, 2010, $540,246 and $702,950 in management fees and other expenses are payable to Mr. Walters. In accordance with the terms of an agreement effective July 2007, we shall pay monthly to Mr. Walters an aggregate amount of $17,500 as compensation for managerial and consulting services he provides. In April 2011, we reduced this monthly fee to $10,000 per month.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, management identified material deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) a lack of segregation of duties within accounting functions, and (iv) a lack of an independent board of directors or audit committee.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, financial information from the Quarterly Report on Form 10-Q of Transax International Limited for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) is furnished herewith: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAX INTERNATIONAL LIMITED

Dated: November 14, 2011	By: /s/ STEPHEN WALTERS
Stephen Walters, President/Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2011	By: /s/ ADAM WASSERMAN
Adam Wasserman, Chief Financial Officer (Principal Accounting Officer)