Form 10-K
period 2011-12-31
TRANSAX INTERNATIONAL LTD
filed 2012-04-13
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-27845

TRANSAX INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Colorado	90-0287423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

South Part 1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road in Waisha Town of Longhu District in Shantou, Guangdong, China	515023
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone number, including area code) (86)-754-8323888

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $192,158 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  96,078,960 shares of common stock are issued and outstanding as of March 27, 2012.

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

i

TRANSAX INTERNATIONAL LIMITED
FORM 10-K

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe, “expect," “anticipate," “estimate," “intend," “plan," “targets," “likely," “aim," “will," “would," “could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	Factors affecting consumer preferences and customer acceptance of new products;
•	Competition in the toy industry;
•	Loss of one or more key customers;
•	Dependence on third-party contract manufacturers;
•	Dependence on certain key personnel;
•	Inability to manage our business expansion;
•	Infringement by third parties on our intellectual property rights;
•	Our inadvertent infringement of third-party intellectual property rights;
•	PRC government fiscal policy that affect real estate development and consumer demand;
•	Availability of skilled and unskilled labor and increasing labor costs;
•	Lack of insurance coverage and the impact of any loss resulting from product liability or third party liability claims or casualty losses;
•	Violation of Foreign Corrupt Practices Act or China anti-corruption laws;
•	Economic, legal restrictions and business conditions in China;
•	Dilution attributable to our convertible preferred stock;
•	Impact of proposed Reverse Stock Split of our outstanding common stock;
•	Limited public market for our common stock; and
•	Potential conflicts of interest between our controlling shareholders and our shareholders.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item 1A. Risk Factors. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

 When used in this annual report, the terms:

•       "Transax," "we," "our," and "us" or the “Company” refers to Transax International Limited, a Colorado corporation and its wholly-owned subsidiaries Big Tree International Co., Ltd., a Brunei company, ("BT Brunei") and Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”),

•           “2011” refers to the year ended December 31, 2011,

•           “2010” refers to the year ended December 31, 2010, and

•           “2012” refers to the year ending December 31, 2012.

The information which appears on our web site at www.bigtreetoys.com is not part of this report.

iii

PART I

ITEM 1.       BUSINESS

We are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both its BT Brunei and BT Shantou subsidiaries BT Shantou was founded in 2003 and BT Brunei was established in 2011. As part of our Chief Executive Officer, Mr. Wei Lin’s desire to expand the historic revenues of BT Shantou, he was seeking a way to permit the company to grow its revenues through export sales by leveraging his extensive contacts developed since BT Shantou was founded in 2003.  As BT Brunei is not subject to income taxes on revenues from its export sales, it is able to offer more competitive pricing than BT Shantou which is subject to a 25% tax rate in the PRC.  Following the Reorganization, which is described later in this section, BT Brunei is focused on export sales and BT Shantou is transitioning its limited export customers to BT Brunei and concentrating its efforts on domestic sales.

We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. Since its inception in 2003, BT Shantou has provided a number of procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging local manufacturers for supply of toys, as well as to arrange for original equipment manufacturing ("OEM") services in which local OEMs produce toy products to the specific specifications of one of our customers.  During 2011 approximately 58% of our revenues were derived from procurement services and approximately 42% were derived from arranging for OEM services. We source a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showroom of approximately 21,528 square feet located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners.

In a move to expand our business in 2009, BT Shantou developed a proprietary construction toy consisting of plastic pieces that can plug-in together to make a wide variety of objects, which we refer to as our Big Tree Magic Puzzle (3D).   We registered the patents for its utility model and appearance design in Hong Kong and mainland China during 2010 and 2011.  The Big Tree Magic Puzzle (3D) is currently promoted and distributed in the Chinese domestic market through BT Shantou’s online store and at six Dennis Department Store locations.

Our Corporate Structure

 The chart below illustrates the current corporate structure of the Company:

 Industry

According to 2010-2011 Global and Chinese Toy Industry Research Report, the global toys sales in 2010 was approximately US$83.3 billion, an increase of 4.7% from 2009. In 2010, Asian toy market grew by 9.2%andbecame the world's second largest toy market trailing North America while Europe was in third place. The United States is the world’s largest toy consumption country with sales of $ 21.9 billion followed by Japan, China, Britain and France.  The customers for our toy sourcing business consist of distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, Mexico, South America, Asia and the United States.

Toy Industry Association (TIA), the non-profit trade association for producers and importers of toys and youth entertainment products sold in North America, disclosed in its research that the global financial crisis had limited impact on  total toys revenues globally, except in Britain due to the closure of a major retailers in that country. Consumers continue to look for  “value” of their toys purchases; however, the demand for toys has not yet shifted to less expensive toys since most parents have opted to slash other family expenditures in order to satisfy their children's preferences.

Environmental concerns and toy safety have become key issues in customers' purchases. Europe and United States both have updated their toys quality and safety standards, which have inevitably caused the increase of costs on production, quality control, and certification and have caused concerns to their major importers, especially to China as the major sourcing country for low-priced toys. Consequently, those standards and policy updates may potentially impact the world toy market, including pricing and availability for low-priced products.

Despite the uncertainty brought by these policy changes, the world’s toy market is estimated to continue expanding in the next few years with a substantial demand expected to occur in Asian countries, especially in China. According to China Social Investigation Firm (SSIC), China has 400 million infants and children below 14-year-old with one third residing in urban areas and two-thirds in rural areas. Currently, China's urban per capita annual consumption of children's toys is under $9, while rural per capita consumption of toys is less than $5. It is relatively low compared to United States where the per capita annual consumption of toys is around $280, and $288 in Japan, $361 in Britain, and even $51 in Brazil. The significant gap between market capacity and current sale scale in China has created an expansion potential of China’s toy market.

China is the world’s largest toy manufacturer and exporter with more than 20,000 toy companies that produce and distribute two-thirds of the global toys' demand. China's toy manufacturing is highly regionally concentrated with most output produced in the developed eastern coastal areas of China.  For instance, the five provinces of Guangdong, Jiangsu, Zhejiang, Shandong and Fujian, as well as Shanghai, have collectively accounted for 95% of toy sales in China. Guangdong province, the most important Chinese toy production and export base, represents 70% of toy sales by China.

China toy industry is historically export-oriented. More than 70% of the toys produced in China are for exports. North America and Europe are top two export destinations of toys made in China. The export orientation has made the industry susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis, especially in North America and Europe. In addition, due to the inflation and continuous appreciation of RMB currency in the past few years, the toy manufacturers are facing the challenge of soaring costs of raw materials and stagnant sale prices of final products at the expense of profit margin.

Chinese toy industry as a whole is undergoing the transition from current export-oriented, low tech, few branding and OEM-oriented manufacturing to the more sustainable development model featured with significant growth of domestic sales, high tech, better quality, and more offerings of proprietary brands and products. We believe that a more sustainable development model means the reliance on the ability of the industry in general to address this evolving marketplace by taking steps to improve product quality and safety through technology, innovation, and branding with a goal of attract international and domestic distributors to continue to buy from Chinese toy suppliers.

Product Descriptions

We source a wide variety of more than 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting at children from infants to teenagers. These toys include, but are not limited to, infant appliances, games, balls, dolls, stuffed toys, transformers, racing track sets, play sets, water toys, and educational toys. The offered toys can be operated by battery, manual power, wire control, remote control, voice control, infrared ray control, and other applications.

Our proprietary Big Tree Magic Puzzle (3D) cater to consumers ranging from minor children to adults. Big Tree Magic Puzzle  (3D) are composed of 18 assembly parts made of ABS environmental-friendly plastic materials in multiple shapes including, but not limited to, squares, triangles, right-angled connectors, etc.  ABS, or acrylonitrile butadiene styrene, is a recyclable polymer which is used in many consumer products in part as a result of its dimensional stability.  The Big Tree Magic Puzzle (3D) adopts an innovative plug-in design that goes beyond the traditional planar and linear plug-in to achieve the transformations among the common and unconventional shapes such as diamond, sphere and dynamic warping, etc. Each assembly part offers 10 color choices that encourage children to learn colors and shapes in an interesting and attractive playing environment. We have developed over 10 series of Big Tree Magic Puzzle (3D) including about 200 product items.

Patents and Trademarks

We have registered the design of our proprietary Big Tree Magic Puzzle (3D) with and were granted an eight year patent by the Intellectual Property Department of the Hong Kong Special Administrative Region in 2010. We have also obtained the patents for utility model and design from the State Intellectual Property Office of the People’s Republic of China during 2010 and 2011. Based on our patent registrations, and applicable Hong Kong and PRC laws, we have the exclusive right on the proprietary Big Tree Magic Puzzle (3D)  in Hong Kong and mainland China,  and can prevent other competitors from making, using, selling, or distributing the patented invention without our permission during the term. The registration information of the patents is listed in the table below:

Patent	Title of Invention	Granting Agency	Term	Patent No.	Region
Short-term Patent	Assembled Toy Plug-in Blocks	Patents Registry of Intellectual Property Department	Eight years starting on December 18, 2009	HK1133784	Hong Kong
Registration of Design	Toy bricks	Design Registry Intellectual Property Department	Five years starting on December 16, 2009	0902157.3	Hong Kong
Utility Model	Assembled Toy Plug-in bricks	SIPO	Ten years starting on January 12, 2011	ZL. 2009 2 0292981.6	PRC
Registration of Design I	Toy bricks	SIPO	Ten years starting on August 18, 2010	ZL 2010 3 0103327.4	PRC
Registration of Design II	Toy bricks	SIPO	Ten years starting on August 18, 2010	ZL 2009 3 0680023.1	PRC

In addition, we sell some of our products under two brand names and registered trademarks listed in the table below.  Our trademarks have been registered with the Trademark Office of the State Administration for Industry and Commerce of the People’s Republic of China (the “SAIC”). Based on our trademark registration and applicable PRC laws, we have the exclusive right to use a trademark for products and services for which the trademark has been registered with the SAIC. A trademark registration is valid for 10 years commencing from the approval date.

Brand Name	Trademark	Class/Products	Validity Term	SAIC Registration No.
Big Tree Carnival	大树嘉年华 Big Tree Carnival	28/game stations, magician gears, toys, chesses, sport balls, fitness apparatus, exercise instruments, swimming pools for entertainment purpose, roller skates, adornments (except for lights and candies) for Christmas tree	From September 14, 2010 to September 13, 2020	7012858
Bigmree		28/game stations, magician gears, toys, chesses, sport balls, fitness apparatus, exercise instruments, swimming pools for entertainment purpose, roller skates, adornments (except for lights and candies) for Christmas tree	From December 14, 2010 to December 13, 2020	6987896

Certifications

For our sourcing business, we require all of our manufacturer partners to provide Export Toy Quality Licenses as mandated by the General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic of China (the “AQSIQ”) and Certification and Accreditation Administration of the People’s Republic of China (the “CNCA”).  In cases where  international distributors demand additional product testing, facility auditing, and/or quality certifications, we would evaluate and identify the qualified local manufacturers to source goods in compliance with the desired standards set by the distributors.  To facilitate these services, we evaluate the specific distributor requirements and source local OEMs or other third parties who should have the requisite experience or qualifications to provide the additional services utilizing a generally available database.  We then facilitate the engagement of the appropriate local OEM or third party to provide these additional services.  If requested as part of the order from the distributor, we may also further coordinate with the local OEM, including providing product samples to the designated third party testing center for product testing and/or quality certifications.  In the instance of facility auditing, we may coordinate with the parties to ensure that the auditing process is completed in a timely manner.  The costs of these additional services are generally borne by us and are included in our costs of sales.

Our quality control technicians work in close coordination with our sales and marketing staff to provide services for our customers.  China's toy industry has been regulated since early 2007 by the expansion of the nation's compulsory certification system to include toy products. Regulations require manufacturers to apply for China Compulsory Certification (CCC) from the nation's Certification and Accreditation Administration (CNCA). Toys are subject to inspection and certification review and no toy products without CCC are permitted to leave a factory.  We seek to strictly comply with quality control regulations for preproduction, mass production, and final inspection utilizing the AQL (Acceptable Quality Level) Major 2.0/Minor 4.0 adopted by the standard ISO 8124 series set by International Standards Organization as well as ANSI/ASQ Z1.4 released by American Society for Quality.  In addition, the quality control standards for products distributed are in compliance with GB 6675-2003 Chinese National Safety Technical Code for Toys released by National Technical Committee of Standardization for Toys. On the timely manner, we issue quality control report and keep the pictures for process control and loading. The service package covers production supervision, quality control, shipment, and after-sale services.

Products exported outside of China generally are required to comply with various quality control standards and in some instances certifications fixed by the destination country.  For example, the products supplied to European countries, including Great Britain, are required to comply with the quality control standards determined by the European standard EN71 series that are composed of 11 parts to specify safety requirements for toys which were established by the European Committee for Standardization.  The products distributed to the European countries are required to bear the CE (Conformitй Europйenne or "European Conformity") mark which is a mandatory conformity mark for products placed on the market in the European Economic Area (EEA). With the CE marking on a product the manufacturer self-certifies that the product conforms with the essential requirements of the applicable EC directives.   Toys imported into Mexico are required to conform to NOB 015/10-SCF/SSA-1994 and related rules which regulate toy safety, including limits on the use of paints and dyes, labeling and testing methods.  Lastly, products exported to the United States are required to comply with quality control regulations specified by ASTM F963 Standard Consumer Safety Specification on Toy Safety set by American Society for Testing and Materials (ASTM) and Consumer Product Safety Improvement Act of 2008.  The products which may be distributed to the United States are required to comply with the certifications and approvals set by ASTM F963 standards and the Consumer Product Safety Improvement Act of 2008.  As part of our services we internally confirm the compliance with the applicable quality control and certification standards of the destination countries, and further confirmation of conformity to these standards is provided by CNCA at the time of the shipment from China.

Our proprietary Big Tree Magic Puzzle (3D) is manufactured under GB6675-2003 National Safety Technical Code for Toys targeting children under 14, a Chinese national product standard set by Standardization Administration of China (the “SAC”) which define and establish toy safety understanding and implement technical specifications for the toy manufacturing industry. On January 13, 2010, we received China Compulsory Product Certification for Big Tree Magic Puzzle 3D from the Certification Center of Light Industry Council, an independent certification institution in China. The certification is valid until December 1, 2014.

Customers

Our customers for our toy sourcing business consist of distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, Asia and the United States.  From a geographic perspective, outside of Asia which represented a majority of our revenues, the sales to Great Britain market and the combined sales with Chile and Mexico in South America represented 9.6% and10.3%, respectively, of our total revenues during 2011.  We have a limited amount of sales to customers in the U.S., representing approximately 1% of our sales in 2011. In 2011, our 11 major customers who are based outside of mainland China represented approximately 51.2% of our total revenues, and one of those customers, Pacific Toys (HK) Limited represented 12.9% of our total revenues. The products sourced to these major customers are primarily battery-operated and non-battery operated plastic toys.

Our Big Tree Magic Puzzle (3D) is currently marketed directly to consumers in China through our sales locations in Dennis Department Stores and our online store at Taobao Mall (www. Tmall.com), the largest B2C online retailing platform in China. Sales from this segment represent less than 1% of our total revenue during 2011. Subject to the availability of sufficient capital, management intends to expand the number of sales locations by opening or acquiring additional stores in China in 2012. We also expect to use our existing distribution channels to increase sales of this proprietary product.

Sales and Marketing

In our toy sourcing and distribution business, we market primarily through our company website (www.bigtreetoys.com) and our 21,500 square feet toy showroom in Shantou, China. Customers can either browse the lines of toys on the website and contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners. We also market as well as provide customer support actively seek and serve customers who reach us through company website and/or facility visit to ask for OEM production sourcing. We have 26 full-time salesmen working in the Shantou headquarters dedicated to the distribution business. They are compensated based on salary and performance bonus at management’s discretion.

In July 2011, we obtained vendor permits from Shantou Airport Company of Guangdong Airport Management Corporation (GAMC) to run two showrooms with 570 and 600 square feet (approximately 53 and 56 square meters) respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport that was officially opened on December 15, 2011. The term of the vendor permits and associated leases for these two showrooms is from December 18, 2011 to February 17, 2015. For the two showrooms collectively, we are obliged to pay monthly fee of RMB15,929 (approximately $2,470) to Shantou Airport Company, including vendor permit fee of RMB8,299 (approximately $1,290), rent of RMB6,540 (approximately $1,010), and administration fee of RMB1,090 (approximately $170). The terminal showrooms do not generate sales but serve as a marketing tool to present our Big Tree brand and introduces general toys and Big Tree Magic Puzzle (3D) to public at the airport. We have four full-time employees working in these two showrooms.

We sell our Big Tree Magic Puzzle (3D) through current sales locations in six Dennis Department Store locations in Henan province in China. On January 1, 2011 we entered the one-year Joint Sales Contract with Dennis Department Stores that allows us to have a 20-square-meter sale counter dedicated to the sale of Big Tree Magic Puzzle (3D) in each of its six designated stores in Henan. Dennis charges us a certain percentage of sales as a commission in addition to a monthly management fee of RMB 200 (or approximately $32) pursuant to the terms of the Joint Sales Contract. We manage the sale counters for the display, pricing, quality warranty, and customer services. We currently have nine sales employees working at these locations.

In August 2011, we entered into a B2C Service Agreement with Taobao (China) Software Co., Ltd. and Zhejiang Taobao Network Co, Limited, the affiliates of Alibaba Group, the leading e-commerce company in China, to open a retailer account at Taobao Mall (www.tmall.com), the largest B2C online retailing platform in China.  Our retailer account operating under the name of Big Tree Toys Flagship Store (the “Taobao store”) is dedicated to the marketing and sale of our Big Tree Magic Puzzle (3D). We currently have two full time employees servicing the Taobao store.

Suppliers

We source our customer orders from local qualified manufacturers and trading companies. We also monitor the quality control process at the manufacturers’ facilities and inspect final products upon delivery.  The products are then shipped to our warehouse where we pack customer orders into containers for shipping. For 2011, our top six suppliers represented 85.9% of our total purchase. During the period, our biggest supplier Universal Toys Trading (Hong Kong) Limited (the “Universal Toys”), a related party, accounted for approximately 77.8% of our total purchases. The other five suppliers, all of whom are unrelated parties, are all local toy manufacturers and each of them represented less than 10% of our total purchase.

On June 1, 2010 BT Shantou entered into a 10-year contract manufacturing agreement with Shantou Xinzhongyang Toy Industrial Co. Ltd. (“Xinzhongyang”), a related party, to produce the Big Tree Magic Puzzle (3D). Pursuant to the agreement, BT Shantou is responsible for product development and providing the designs and technical support to Xinzhongyang for production. BT Shantou has contracted to place a monthly order on the fifth day of each month, and Xinzhongyang is required to confirm the order within three business days upon the receipt of the order and begin delivery of the products at Xinzhongyang’s facility on the 15th day after the receipt of the order. For 2011, the orders from Xinzhongyang represented about 0.5% of our total purchases.
.

Quality Control Process

Our quality control process includes identifying and evaluating qualified manufacturers for specific orders.  We ensure that each manufacturer meets the qualifications and required industry standards set by the PRC government and, if applicable, the standards fixed by the laws of the destination countries if the products are being exported, all as described earlier in this section under “Certifications.”  We also monitor the quality control during the purchase of raw materials and production process at the manufacturers’ facilities. We thoroughly examine the quality and quantity of the final product upon delivery to our warehouse prior to shipping, including reviewing for compliance with GB 6675-2003 Chinese National Safety Technical Code for Toys released by National Technical Committee of Standardization for Toys. Based upon these standards, we have developed a checklist which our technicians follow when reviewing the toys, the scope of which can vary depending upon the type of toy.  In addition to inspection of the composition and component materials, procedures can include heavy metal inspection, tensile testing and impact testing. For toys being exported, our quality control procedures also include reviewing for compliance with the various quality control standards and in some instances certifications fixed by the destination country. We conduct testing on customized toys and new “off the shelf” toys which have recently been introduced by a manufacturer, together with representative testing by order of “off the shelf” toys which have been previously been on the market and are manufactured by a known company. Because most of our suppliers are located in the vicinity of the City of Shantou, where we reside, in instances where we direct the supplier to deliver the order to the shipping point, our technicians visit the suppliers’ distribution or manufacturing facilities prior to delivery of the order to the shipping point to conduct quality control inspection and, if necessary, bring samples back to our testing room for further inspection, which is completed before the order is shipped. The orders are then packed into containers and shipped to our customers.

Growth Strategy

In addition to the focus on export sales through BT Brunei, our growth strategies include both near term and long-term strategies including the following:

1.
Build satellite sales offices and branches in major target countries and regions. One goal of our near term growth strategy is to open a satellite office in the United States to expand our customer base in North and South America. We expect to also use this office as a hub for sourcing potential products outside of China to expand our distribution offerings.  Additionally, we expect to open sales offices in several major cities of China to further grow our customer base.

2.
Acquire major regional distributors.  A long term growth strategy is the development of additional propriety products to complement the Big Tree Magic Puzzle (3D) and to offer our propriety products at sales locations or through distributors with sales locations or stores in high traffic areas such as shopping malls where customers can try our products and see just how fun, unique and educational they are for children. Currently, we are in the early stage of development of the plan to acquire some major regional distributors. We are not presently a party to any agreement or understanding related to any potential acquisition.

3.
Additional acquisitions. We believe that as our business grows there are certain strategic acquisitions that could enhance the value of our company and improve our long-term growth.  These potential acquisitions include Yunjia Fashion Clothing Co., Ltd. (“Yunjia”) and Xinzhongyang, both related parties.  We believe that the possible acquisition of Yunjia which would include its commercial real estate property where our current offices and toy showroom is located, could provide us with additional space to permit us to expand our business services, including the addition of more showrooms and an OEM procurement center while controlling our overhead expenses. Second, in the event sales of our Big Tree Magic Puzzle (3D) begin to build to a sustainable level, of which there are no assurances, we believe the acquisition of our contract manufacturer, Xinzhongyang, could enable us to have greater control over our production process and provide an avenue for further business expansion through the provision of contract manufacturing services to third parties.

We are in the early stages of development of the plan to implement this growth strategy, including the timeline, milestones and costs. We are also in the early stages of evaluating the potential cost savings to us of an acquisition of either Yunjia or Xinzhongyang and we are not presently a party to any agreement or understanding related to any potential acquisition.  Depending upon the continued growth of our revenues from our existing business, of which there are no assurances, our ability to undertake many of these components to our growth strategy is subject to the availability of sufficient working capital. As described later in this report, we do not have any external sources of working capital at the present time and there are no assurances we will be able to raise additional working capital. Accordingly, our ability to execute on this growth strategy may be limited if we are unable to continue to increase our revenues or raise working capital as may be necessary. In addition, even if we should proceed with any of these growth strategies, there are no assurances that they will be effective.

Competition

The Chinese toy industry is highly competitive and regionally concentrated. There are numerous toy manufacturers, trading companies, and distributors scattered throughout the PRC. We face intense competition from existing competitors and new market entrants.  Competition is based primarily on the ability to design and develop new toys, to procure licenses for popular characters and trademarks and to successfully market products. Many of our competitors offer similar products or alternatives to our products, .as well as significantly longer operating histories, more widespread brand recognition and greater financial resources that we do.

We believe that we have transformed our company from being a small privately owned trading enterprise that competed on pricing into a sophisticated sourcing and distribution company, providing “one-stop-shop” services for distributors and wholesalers globally. We also believe that its development of a proprietary product could further sets our company apart from some of its other competitions. In an effort to effectively compete, we intend to build our reputation and brand recognition and compete primarily based on product quality, brand recognition, reputation, extensive sourcing distribution capability.  The barriers to entry into the Chinese toy industry, however, are low and we expect that competition will continue to increase.  There are no assurances that our efforts will be successful or that we will ever effectively compete within our market segment.

Government Regulation

General Regulatory Environment

We operate our business in the PRC under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the State Administration for Industry and Commerce, or SAIC, the Ministry of Commerce, or MOFCOM, the State Administration of Foreign Exchange, or SAFE, and their respective authorized local counterparts.

Toy Safety Regulations

Our products are subject to various laws, including China's National Safety Technical Code for Toys - GB 6657-2003 and Safety of Electric Toys – GB19865-2005. These laws establish mandatory safety standards for the mechanical and physical safety, toxicity and flammability of toys and electronic toys.  In addition, our suppliers are required to obtain Export Toy Quality Licenses as mandated by the AQSIQ and CNCA.  Any failure to comply with these requirements could result in product liability claims, loss of sales, diversion of resources, damage to our reputation, increased warranty costs and removal of our products from the market.  Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws.

We believe our operations in the PRC comply with the current toy safety and export laws. We are not subject to any admonition, penalty, investigations or inquiries imposed by government regulators, nor is it subject to any claims or legal proceedings to which it was named as a defendant for violation of any toy safety or export laws.

Regulation of Foreign Exchange

The PRC government imposes restrictions on the convertibility of the RMB and on the collection and use of foreign currency by PRC entities. Under current regulations, the RMB is convertible for current account transactions, which include dividend distributions, and the import and export of goods and services. Conversion of RMB into foreign currency and foreign currency into RMB for capital account transactions, such as direct investment, portfolio investment and loans, however, is still generally subject to the prior approval of or registration with SAFE.

Under current PRC regulations, foreign-invested enterprises such as our PRC subsidiaries are required to apply to SAFE for a Foreign Exchange Registration Certificate for Foreign-Invested Enterprise. With such a certificate (which is subject to review and renewal by SAFE on an annual basis), a foreign-invested enterprise may open foreign exchange bank accounts at banks authorized to conduct foreign exchange business by SAFE and may buy, sell and remit foreign exchange through such banks, subject to documentation and approval requirements. Foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account transactions and current account transactions. In addition, there are restrictions on the amount of foreign currency that foreign-invested enterprises may retain in such accounts.

Regulation of foreign exchange in certain onshore and offshore transaction

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular 75, which became effective as of November 1, 2005. According to SAFE Circular 75, prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete certain overseas investment foreign exchange registration procedures with the relevant local SAFE branch. An amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (i) the injection of equity interests or assets of an onshore enterprise to the offshore company or (ii) the completion of any overseas fund-raising by such offshore company. An amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (i) an increase or decrease in its capital, (ii) a transfer or swap of shares, (iii) a merger or division, (iv) a long-term equity or debt investment or (v) the creation of any security interests.

SAFE Circular 75 applies retroactively. As a result, PRC residents who established or acquired control of offshore companies that made onshore investments in the PRC in the past were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under SAFE Circular 75, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including restrictions on the payment of dividends and other distributions to its offshore parent or affiliate and restrictions on the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under the PRC foreign exchange administration regulations.

As a U.S. company, we are considered a foreign entity in the PRC. If we purchase the assets or equity interests of a PRC company owned by PRC residents in exchange for our equity interests, such PRC residents will be subject to the registration procedures described in SAFE Circular 75. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

In addition, on August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, which became effective on September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process.

Regulations on dividend distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

•	Wholly Foreign-Owned Enterprise Law (1986), as amended;
•	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;
•	Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and
•	Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

Regulation of overseas listings

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (“CSRC"), promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended by the MOFCOM on June 22, 2009. This regulation, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval is required in connection with our acquisition of BT Brunei, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

SAFE regulations on employee share options

On March 28, 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. The purpose of the Share Option Rule is to regulate foreign exchange administration of PRC domestic individuals who participate in employee share holding plans and share option plans of overseas listed companies. According to the Share Option Rule, if a PRC domestic individual participates in any employee share holding plan or share option plan of an overseas listed company, a PRC domestic agent or the PRC subsidiary of such overseas listed company is required to, among others things, file, on behalf of such individual, an application with SAFE to obtain approval for an annual quota with respect to the purchase of foreign exchange in connection with share holding or share option exercises as PRC domestic individuals may not directly use overseas funds to purchase shares or exercise share options. Concurrently with the filing of such application with SAFE, the PRC subsidiary shall obtain approval from SAFE to open a special foreign exchange account at a PRC domestic bank to hold the funds required in connection with the share purchase or option exercise, any returned principal or profits from sales of shares, any dividends issued on the shares and any other income or expenditures approved by SAFE. The PRC subsidiary is also required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas bank to hold overseas funds used in connection with any share purchase or option exercise. All proceeds obtained by PRC domestic individuals from sales of shares shall be remitted back to China after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into RMB or transferred to such individuals foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the PRC domestic bank. If the share option is exercised in a cashless exercise, the PRC domestic individuals are required to remit the proceeds to the special foreign exchange account.

We do not currently have any share option plans. Although further clarification is required as to how the Share Option Rule will be interpreted or implemented, we believe that if we were to adopt such a plan, we and our PRC employees who have been granted share options will be subject to the Share Option Rule when our company becomes an overseas listed company. If we or our PRC employees fail to comply with the Share Option Rule, we and/or our PRC employees may face sanctions imposed by foreign exchange authority or any other PRC government authorities.

In addition, the State Administration of Taxation has recently issued circulars concerning employee share options. Under these circulars, our employees working in the PRC who exercise share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents relating to employee share options with relevant tax authorities and withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or other PRC government authorities.

Employees

As of March 23, 2012, we had approximately 97 full time employees in the PRC.

Our History

We were incorporated in the State of Colorado in 1987 originally under the name Vega-Atlantic Corporation. We were a development stage company initially engaged in the business of exploration of gold and precious metals within the United States.  During 2001 we acquired interests in certain co-operative joint ventures to develop mineral properties in the PRC. Due, however, to our inability to raise sufficient capital to meet funding commitments, we sold or disposed of certain of our interests in the joint ventures during 2001.

In August 2003 we acquired 100% of the outstanding of Transax International Limited in exchange for shares of our common stock in a transaction treated as a reverse merger which resulted in a change of control of our company. Transax International Limited, through its wholly owned subsidiary TDS Telecommunication Data Systems Ltda. , was an international provider of information network solutions specifically designed for the healthcare providers and health insurance companies. The MedLink SolutionTM enabled the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. Thereafter, we changed our name to Transax International Limited.

On March 26, 2008, we executed a stock purchase and option agreement with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the agreement, we sold to the buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax International Limited, which owned 100% of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., (“Medlink”) a Mauritius corporation. However, the buyer defaulted on payments and on November 24, 2010, pursuant to an agreement, the buyer returned the 45 shares of Transax International Limited held in escrow and forfeited its initial deposit of $937,700 in full and complete satisfaction of any amounts due to us.

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax International Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and Medlink Conectividade, we sold 100% of our interest in Medlink Conectividade. As such all related operations have been retroactively presented as discontinued operations for all periods presented and related operating assets and liabilities have been classified as assets from discontinued operations and liabilities from discontinued operations, respectively for all periods presented.

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

Our board of directors considered the sale of Medlink Conectividade to be in our best interests and of our shareholders. Factors considered included (i) the high levels of debt in Medlink Conectividade, (ii) its continuing net operating losses and (iii) reports from Brazil counsel to Medlink Conectividade indicating that immediate tax and social security payments were due to the Brazilian Government of over $1,000,000.

Subsequent to April 4, 2011 until December 30, 2011, we had no revenues and limited operations consisting of financial reporting, general administration, and seeking new business opportunities with a merger candidate.

On December 30, 2011, we entered into debt exchange agreements with the holders of $848,878 in our outstanding debt whereby we exchanged 820,016 shares of our Series B Convertible Preferred Stock for this debt.  The following table sets forth the name of the debt holder, amount of debt exchanged and number of shares issued. Stephen Walters, Carlingford Investments Limited and CFO Oncall, Inc. were all related parties.

Name of Holder of Debt	Amount of Debt Exchanged	No. of Shares of Series B Convertible Preferred Stock Issued
Stephen Walters	$122,164	118,010
Carlingford Investments Limited	151,310	146,165
CFO Oncall, Inc.	37,092	35,831
China Direct Investments, Inc.*	538,312	520,010
Total	$848,878	820,016

*           China Direct Investments, Inc. purchased this debt acquired from Stephen Walters for $75,000 pursuant to a Bill of Sale and Assignment dated December 30, 2011.

Each share of the Series B Convertible Preferred Stock is automatically convertible into one share of our common stock, $0.00001 par value following the date on which we shall have either filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Colorado increasing the number of our authorized shares of our common stock or upon completion of a 1 for 700 reverse stock split of our outstanding common stock (the “Reverse Stock Split”) without any further action of the holders of the Series B Convertible Preferred Stock.  The number of shares in which the Series B Convertible Preferred Stock are convertible into is not subject to adjustment unless, during the time the shares are outstanding, we were to declare a stock dividend or make other distributions of our common stock or if we were to merge with or transfer our assets to an unrelated entity.

The Reverse Merger

In December 2011 we completed a reverse merger pursuant to which we acquired BT Brunei. By way of background, in February 2011, the shareholders of BT Shantou, Mr. Wei Lin and Ms. Guihong Zheng, developed a plan to expand and obtain the benefits of a U.S. public company (the “Reorganization").  A key element of the Reorganization was to enter into a transaction with a public shell company in the United States by which the public shell company, would acquire operations based in the PRC, all in compliance with PRC law.Lins (HK) International Trading Limited ("BT Hong Kong") formed BT Brunei to acquire BT Shantou.  The second step in the Reorganization was for the BT Shantou shareholders to transfer their ownership interest in BT Shantou to BT Brunei.  The third step was for BT Brunei and BT Hong Kong to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire BT Brunei.

To accomplish the first step in the Reorganization plan, BT Hong Kong was formed by Mr. Dore Scott Perler under the laws of Hong Kong on March 18, 2011. On April 13, 2011 BT Hong Kong formed BT Brunei under the laws of the State of Brunei Darussalam.  The choice of the State of Brunei Darussalam was based in part upon its tax structure under which domestic corporations are not subject to income taxes which management believed would facilitate the expansion of export sales by permitting the Company to be more price competitive. As part of the second step, on July 5, 2011 BT Brunei acquired 100% of the equity interest in  BT Shantou from Mr. Lin and Ms. Zheng, at the price of RMB 5,000,000 (approximately US$774,881). On September 6, 2011, the Bureau of Foreign Trade and Economic Cooperation of Shantou approved the acquisition. On October 13, 2011. BT Shantou received its business license as a WFOE that recognized BT Brunei as its sole shareholder. BT Shantou then became a wholly-owned subsidiary of BT Brunei. As part of the second step of the Reorganization plan, the former shareholders of BT Shantou, Mr. Lin and Ms. Zheng, entered into the Option Agreement with BT Hong Kong described below that allows them to purchase for a nominal amount,  the shares of  the U.S. public reporting company held by BT Hong Kong.  Thereafter BT Shantou could undertake the third and final step of the Reorganization to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire BT Brunei.

The Reorganization and acquisition of  BT Shantou was structured to comply with the New M&A Rules discussed elsewhere in this report. Under the New M&A Rules, the acquisition of PRC companies by foreign companies that are controlled by PRC citizens who are affiliated, such as with BT Shantou, is strictly regulated and requires approval from the Ministry of Commerce, which approval is burdensome to obtain.  Such restrictions, however, do not apply to foreign entities which are controlled by foreign persons. These restrictions apply only at a “snapshot in time” that occurs at the time PRC companies are acquired by a foreign entity.  In our case, this was effective on July 5, 2011 when BT Brunei acquired 100% of the equity interests of BT Shantou from the BT Shantou shareholders.  At that time BT Brunei was owned 100% by BT Hong Kong , and BT Hong Kong was owned 100% by Dore Perler, a U.S. citizen, as trustee for Mr. Wei Lin. BT Brunei’s acquisition of BT Shantou was a cross-border transaction governed by and permitted under the New M&A Rules.

Since the New M&A Rules would have prohibited the BT Shantou shareholders who were PRC citizens from immediately receiving a controlling interest in our company in a share exchange as consideration for the sale of their interest in BT Shantou, the BT Shantou shareholders and BT Hong Kong instead agreed that they would enter into an Option Agreement to grant those BT Shantou shareholders the right to acquire all of BT Hong Kong’s interest in the Company.  However, there is no prohibition under PRC laws for those former BT Shantou shareholders to acquire an interest in the Company after the acquisition of BT Brunei and its wholly-owned subsidiary, BT Shantou, were consummated.

The Option Agreement grantedMr. Liu and Ms. Zheng the ability to obtain legal ownership of our shares issued to BT Hong Kong in the Share Exchange Agreement which is described belowfor a nominal amount per share provided that (i) BT Brunei entered into a Share Exchange Agreement with BT Hong Kong, and (ii) the Company meets certain performance targets for the period January 1, 2012 through December 31, 2013.

On December 30, 2011, we entered into a Share Exchange Agreement with BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Convertible Preferred Stockfor 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Convertible Preferred Stock is convertible into one share of our common stock after giving effect to the Reverse Stock Split and will represent approximately 65% of our issued and outstanding shares of common stock. In connection with the closing of the Share Exchange Agreement, our former officers and directors resigned and our current officers and directors were appointed.  The transaction was accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Convertible Preferred Stock were accounted for as paid in capital of the Company. As a result of the consummation of the Share Exchange, BT Brunei and BT Shantou are now our wholly-owned subsidiaries.

As compensation for services under the December 30, 2011 consulting agreement we entered into with China Direct Investments, Inc. and its affiliate Capital One Resource Co., Ltd. (collectively, “China Direct”), we issued China Direct Investments 2,542,743 shares of our Series B Convertible Preferred Stock.  Each share of the Series B Preferred Stock is convertible into one share of our common stock after giving effect to the Reverse Stock Split. The services China Direct provided to us included an evaluation of several different business opportunities, including the acquisition of BT Brunei and BT Shantou. The Series B Convertible Preferred Stock issued to China Direct was accounted for as an expense of our company prior to the merger and recapitalization with BT Brunei and the resulting effect in net equity was eliminated upon completion of the reverse merger and recapitalization with BT Brunei.

We plan to seek the approval of a majority of our shareholders in order to amend our articles of incorporation to effectuate the Reverse Stock Split as required under the Colorado Corporate Code.  We have filed a preliminary information statement with the SEC for the Reverse Stock Split. We expect to file a definitive Information Statement for the Reverse Stock Split immediately following the date on which the SEC advises us it has no additional comments to our Current Report on Form 8-K as originally filed on January 6, 2012, and as subsequently amended. Upon the effectiveness of the Reverse Stock Split, each 700 shares of our common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the Reverse Stock Split, will become one share of the same class of our common stock on the effective date of the Reverse Stock Split.

The Reverse Stock Split was one alternative we considered at the time we entered into the Share Exchange Agreement to acquire BT Brunei as part of the financing for this transaction. Based on our capitalization at the time we were negotiating to acquire BT Brunei, we only had approximately 3,921,040 shares (without giving effect the Reverse Stock Split), or 3.9% of our total authorized and unissued common stock available for issuance. These shares were not sufficient to complete the acquisition of BT Brunei. In order to enable us to complete this acquisition on terms acceptable to BT Brunei and pay the fees payable to China Direct due under our consulting agreement with that firm through the issuance of our common stock, we agreed to pay the purchase price for the acquisition, as well as the fees payable to China Direct, through our issuance of convertible preferred stock.

On December 30, 2011, the goal of the Reorganization was realized when the Company completed the Share Exchange Agreement with BT Hong Kong and BT Brunei. As a result of this transaction, the Company is a holding company which, through its direct ownership of BT Brunei and BT Shantou, now has operations based in the PRC.

ITEM 1A.     RISK FACTORS

Risk Factors Relating to Our Business

There are no assurances we will be able to continue to grow our revenues at the same level as in 2011.

Our revenues increased approximately 800% in 2011 from 2010.  The majority of this increase attributable to export sales through BT Brunei which reflects and expansion in our business model during 2011.  While we expect to continue to increase our revenues in 2012, we do not expect that the amount of increase in 2012 as compared to 2011 will be comparable to the increase in 2011 over 2010.  It is also possible that our revenues will not increase in 2012 over 2011 levels.

Our inability to extend our existing products as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product, may materially and adversely impact our business, financial condition and results of operations.

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products. Several trends in recent years have presented challenges for the toy industry, including:

•	The phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;
•	Increasing use of technology;
•	Shorter life cycles for individual products; and
•	Higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

•	our current products will continue to be popular with consumers;
•	the product lines or products that we introduce will achieve any significant degree of market acceptance; or
•	the life cycles of our products will be sufficient to permit us to recover design, manufacturing, marketing and other costs associated with those products.

Our failure to achieve any or all of the foregoing benchmarks may cause the infrastructure of our operations to fail, thereby adversely affecting our business, financial condition and results of operations.

The toy industry is highly competitive and our inability to compete effectively may materially and adversely impact our business, financial condition and results of operations.

The toy industry is highly competitive. Globally, certain of our competitors have financial and strategic advantages over us, including:

•	greater financial resources;
•	larger sales, marketing and product development departments;
•	stronger name recognition;
•	longer operating histories; and
•	greater economies of scale.

In addition, the toy industry has no significant barriers to entry. Competition is based primarily on the ability to design and develop new toys, to procure licenses for popular characters and trademarks and to successfully market products. Many of our competitors offer similar products or alternatives to our products. We cannot assure you that we will be able to expand our sales of products or that we will be able to continue to compete effectively against current and future competitors.

As all of the toys we sell are manufactured in China, our revenues in future periods could be adversely impacted by consumer concerns regarding the safety of toys made in the PRC.

In the recent past there have been product quality and safety issues for producers of toys that manufacture their goods in China including related to the use of excessive levels of lead paint.  Based upon our internal research we believe that environmental concerns and toy safety are becoming key issues in customers' purchases following the large recall of Chinese manufactured toys in 2008.  Europe and United States both have updated their toys quality and safety standards through the passage of the Toy Safety Directive of the European Union effective in 2011 and the Consumer Product Safety Improvement Act in 2008.  While toys manufactured in China which we will seek to export to Europe and the United States will be subject to compliance with the rules and regulations of the import countries, it is possible that consumers in those countries will be less likely to purchase toys manufactured in China as result of legacy environmental and safety concerns.  Any significant consumer rejection of toys manufactured in China will adversely impact our ability to expand our business in future periods.

A limited number of customers historically account for a large portion of our revenues, so that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations.

We have been historically dependent upon sales to a limited number of customers.  During 2010 five customers accounted for 100 % of our revenues, with three of our customers each accounting for more than 10% of our revenues.  The principal customers included Pacific Toys HK, Ltd. (47.7%), Jiangsu Tianyuan Company (20.0%) and Big Tree (HK) Limited (19.7%).  During 2011, however, Pacific Toys HK Ltd. accounted for 12.9% of revenues and no other customer accounted for more than 10%.  The change in customer dependence during the 2011 period reflects our efforts to broaden our customer base, however, there are no assurances we will not return to a dependence upon a limited number of customers in future periods. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on Xinzhongyang, and if our relationship with this company is harmed or if they independently encounter difficulties in their manufacturing processes, we could experience product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, any of which could adversely affect our business, financial condition and results of operations.

Although we have a long term contract with Xinzhongyang, our sales of the Big Tree Magic Puzzle (3D) would be adversely affected if we lost our relationship with Xinzhongyang or if Xinzhongyang’s operations were disrupted or terminated even for a relatively short period of time.  Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay Xinzhongyang to produce the Big Tree Magic Puzzle (3D), depending on what they pay for their raw materials.

From time to time we engage in related party transactions. There are no assurances that these transactions are fair to our company.

From time to time we enter into transactions with related parties which include purchases from or sales to a related party, advances to and from related parties, lease of facilities, business consulting services, among other transactions. The conduct of our business and operations are materially dependent upon these related party transactions, which include:

•           during 2011 we began purchasing toys from Universal Toys, a company owned by the brother-in-law of our Chairman and Chief Executive Officer.  Purchases from this company represented 77.8% of our vendor purchases during 2011;

•           Xinzhongyang, which manufactures the Big Tree Magic Puzzle (3D), is owned by our Chairman and Chief Executive Officer and his wife;

•           we lease our principal executive offices from Yunjia, a company owned by our Chairman and Chief Executive Officer and his wife;

•           we periodically advance funds to related parties for prepayment of purchases of toys and at December 31, 2011 these related parties owed us $66,597. We also borrow funds from related parties for working capital purposes and at December 31, 2011 we owed these related parties $138,814;

•           in 2011 we sold a building not being used in our current operations to Mr. Lin and recognized a gain of $29,036;

•           we have sold products to Big Tree Toys (HK) Limited, a company owned by our Chairman and Chief Executive Officer. While there were no sales to Big Tree Toys (HK) Limited in 2011, in 2010, sales to this related party represented 19.7% of our revenues, and

•           China Direct Investments, Inc., a principal shareholder of our company, provides business consulting services to us.

We are subject to risks as a result of our significant reliance on these related parties including the risk that the business terms are not as fair to us and that our management is subject to conflicts of interest which may not be resolved in our favor.  We cannot assure you that in every instance the terms of the transactions with related parties are on terms as fair as we might receive from or extend to third parties.  In addition, should we ultimately determine to proceed with an acquisition of either Yunjia or Xinzhongyang, of which there is no assurance, we cannot assure you that the terms of one or both of those transactions will be as fair as we might receive in a similar transaction with an unrelated third party.

We are dependent on third-party manufacturers and we are subject to risks of unexpected price increases and the failure of these manufacturers to timely fulfill our orders.

We depend on third-party manufacturers who develop, provide and use the tools, dyes and molds that we generally own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

We do not have long-term contracts with our third-party manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we lost our relationship with any of our current suppliers or if our current suppliers’ operations were disrupted or terminated even for a relatively short period of time. Our tools, dyes and molds are located at the facilities of our third-party manufacturers.

Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending on what they pay for their raw materials.  There are no assurances that we would be able to pass along any unexpected price increase to our customers which would adversely impact our results of operations in future periods.

We are dependent on certain key personnel and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a large degree, attributable to Wei Lin our Chief Executive Officer and Mr. Jiale Cai  our Chief Financial Officer.  Messrs. Lin and Cai are responsible for the management, sales and marketing, and operational expertise of our PRC subsidiary and perform key functions in the operation of our business. Although we have no reason to believe that these individuals would discontinue their services with us, the loss of one or more of these key employees could have a material adverse effect upon our business, financial condition and results of operations.

We may not be able to manage our business expansion and increasingly complicated operations effectively, which could harm our business.

We plan to expand by opening additional retail stores, expansion of our product offerings, increase our sales network and development of an international distribution business. If our planned expansion is successful, it will result in substantial demands on our management and personnel and our operational, technological and other resources. To manage the expected growth of our operations, we will be required to expand our existing operational, administrative and technological systems and our financial systems, procedures and controls, and to expand, train and manage the planned growth in our employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, or that we will be able to effectively and efficiently manage the growth of our operations, and recruit and retain qualified personnel. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse effect on our financial condition and results of operations.

We may inadvertently infringe third-party intellectual property rights, which could negatively impact our business and financial results.

We are not aware of, nor have we received any claims from third parties for, any violations or infringements of intellectual property rights of third parties by us as of the date of this report. Nevertheless, there can be no assurance that as we develop new product designs and production methods, we would not inadvertently infringe the intellectual property rights of others or others would not assert infringement claims against us or claim that we have infringed their intellectual property rights. Claims against us, even if untrue or baseless, could result in significant costs, legal or otherwise, cause product shipment delays, require us to develop non-infringing products, enter into licensing agreements or may be a distraction to our management. Licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of intellectual property rights infringement against us and our failure or inability to develop non-infringing products or to license the infringed intellectual property rights in a timely or cost-effective basis, our business and/or financial results will be negatively impacted.

We have not purchased insurance coverage and any loss resulting from product liability or third party liability claims or casualty losses must be paid by us.

We have not purchased insurance coverage for product liability or third party liability and are therefore not covered or compensated by insurance in respect of losses, damages, claims and liabilities arising from or in connection with product liability or third party liability. In addition, we currently do not maintain any property insurance policies covering losses due to fire, flood, earthquake, equipment failure, break-ins, typhoons and similar events, nor do we maintain business interruption insurance. As a result, our business and prospects could be adversely affected in the event of such problems in our operations and may suffer losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Violation of Foreign Corrupt Practices Act or China anti-corruption law could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”) which generally prohibits United States public companies from bribing or making prohibited payments to foreign officials to obtain or retain business. PRC law also strictly prohibits bribery of government officials. While we take precautions to educate our employees about the FCPA and Chinese anti-corruption law, there can be no assurance that we or the employees or agents of our subsidiaries will not engage in such conduct, for which we may be held responsible. If that were to occur, we could suffer penalties that may have a material adverse effect on our business, financial condition and results of operations.

Risks related to doing business in China

Our business is subject to extensive government regulation and any violation by us of such regulations could result in product liability claims, loss of sales, diversion of resources, damage to our reputation, increased warranty costs or removal of our products from the market, and we cannot assure you that our product liability insurance for the foregoing will be sufficient.

Our business is subject to various laws, including China's National Safety Technical Code for Toys - GB 6657-2003 and Safety of Electric Toys – GB19865-2005. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

•	product liability claims;
•	loss of sales;
•	diversion of resources;
•	damage to our reputation;
•	increased warranty costs; and
•	removal of our products from the market.

Any of these results may adversely affect our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could harm us.

Our operations in China are governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value.  BT Shantou is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some-time after the violation has occurred. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

In addition, on August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of its capital contribution in foreign currency into RMB. The notice requires that the capital of a foreign-invested company settled in RMB converted from foreign currencies shall be used only for purposes within the business scope as approved by the authorities in charge of foreign investment or by other competent authorities and as registered with the Administration for Industries and Commerce and, unless set forth in the business scope or in other regulations, may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, including heavy fines. As a result, Circular 142 may significantly limit our ability to capitalize our PRC operations, which could adversely affect our ability to invest in or acquire any other PRC companies.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Because substantially all of our revenue is denominated in RMB, restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund any business activities we may have outside China or to make dividend payments to our shareholders in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of SAFE is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Fluctuations in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently, the PRC has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.

As a result of inflation and continuous appreciation of RMB currency in the past few years, the toy manufacturers are facing the challenge of increased costs of raw materials and stagnant sale prices of final products which has resulted in reduced gross profit margins.  Any significant revaluation of the RMB could adversely impact the price we pay for toys which could reduce our margins in future periods and adversely impact our ability to compete in our market segment.  Any significant revaluation of the RMB may also have a material adverse effect on the value of, and any dividends payable on, our common stock in foreign currency terms. More specifically, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Consequently, appreciation or depreciation in the value of the RMB relative to the U.S. dollar could materially adversely affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Recent SAFE regulations could adversely impact our company and subject us to fines.

Recent PRC regulations relating to offshore investment activities by PRC residents and employee stock options granted by overseas-listed companies may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If our shareholders who are PRC residents, or our PRC employees who are granted or exercise stock options, fail to make any required registrations or filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

In 2005, SAFE promulgated regulations that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies, will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file or update the registration with the local branch of SAFE, with respect to that offshore company, any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiary of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot provide any assurances that all of our shareholders who are PRC residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in the SAFE regulations may subject BT Shantou to fines and legal sanctions, restrict our cross-border investment activities, or limit BT Shantou ability to distribute dividends to or obtain foreign-exchange dominated loans from our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

The New M&A Rules establish more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisition in China.

The New M&A Rules that became effective on September 8, 2006 established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could materially adversely affect our ability to grow our business through acquisitions in China.

Under PRC laws, arrangements and transactions among related parties may be subject to a high level of scrutiny by the PRC tax authorities.

Under PRC laws, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Under the Regulation on the Implementation of the Enterprise Income Tax Law of the PRC, the “related party” means the enterprises, other organizations or individuals that have any of the following relations with an enterprise:

•           direct or indirect control relationship with respect to capital, management, sale or purchase, etc.;
•           directly or indirectly controlled by a common third-party;
•           any other relationship of interest.

We engage in a number of transactions with related parties.  If any of the transactions we enter into with related parties are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings would in all likelihood substantially increase our possible future taxes and thus reduce our net income in future periods.

We face risks related to natural disasters and health epidemics in China, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu” occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government and certain regional governments within China have enacted regulations to address the H1N1 virus, which may have an effect on our business. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China, and could require the temporary closure of manufacturing facility. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially adversely affecting our financial condition and results of operations.

Risks related to our common stock

We have convertible preferred stock which is convertible into our common stock.  A conversion of such stock will have a dilutive effect onto existing shareholders.

In connection with our acquisition of 100% of the outstanding shares of BT Brunei on December 30, 2011, we issued BT Hong Kong 6,500,000 shares of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is  convertible into 6,500,000 shares of our common stock, giving effect to the anticipated Reverse Stock Split. In addition, we issued China Direct Investments 2,542,743 shares of our Series B Convertible Preferred Stock  as compensation for services and 520,010 shares under the terms of a Debt Exchange Agreement. The 3,062,753 shares of our Series B Convertible Preferred Stock which is convertible into 3,062,753 shares of our common stock, giving effect to the Reverse Stock Split. At such time as BT Hong Kong and China Direct Investments convert their preferred stock, the 9,562,753 shares of our common stock we will issue are expected to represent approximately 95.1% of our then issued and outstanding common stock. The issuance of these additional shares will be dilutive to our existing shareholders.

We expect to undertake a Reverse Stock Split of our outstanding common stock in order to satisfy our obligations to issue common stock under the terms of the convertible preferred stock issued to BT Hong Kong,  China Direct Investments and former creditors.

We expect to undertake the Reverse Stock Split of our common stock in the near future.  The primary objective of the Reverse Stock Split will be to allow for the issuance of shares of our common stock to BT Hong Kong,  China Direct Investments and the our former creditors under the terms of the convertible preferred stock we issued to them. Our board of directors believes that the additional shares are necessary to fulfill our obligations under the convertible preferred stock. On the market effective date of the reverse stock split the number of shares of our common stock will be reduced from 96,078,960 to 137,256. There are no assurances that the current trading price of our common stock will remain at the pre-split level and it is likely that it will decline given the limited following for our common stock. In addition, because the reverse split will have the effect of increasing the number of authorized but unissued shares of our common stock which are available for issuance by our company, the reverse split may also be construed as having an anti-takeover effect.

Due to recent Chinese accounting scandals, the price of our common stock might fluctuate significantly and if our stock price drops sharply, we may be subject to shareholder litigation, which could cause our stock price to fall further.

In the past few months, there have been well-publicized accounting problems at several U.S.-listed Chinese companies that have resulted in significant drops in the trading prices of their shares and, in some cases, have led to the resignation of outside auditors, trading halts or share delistings by NASDAQ or the New York Stock Exchange, and investigations by the Division of Enforcement of the Securities and Exchange Commission. Many, but not all, of the companies involved in these scandals had entered the U.S. trading market through “reverse mergers” into publicly traded shells. The scandals have had a broad effect on Chinese companies with shares listed or quoted in the United States.  Because we were a shell company which has undertaken a reverse merger with a PRC-based company, past or future accounting scandals in other Chinese companies could have a material adverse effect on the market for shares of our common stock and the interest of investors in our company or generally in PRC companies.  In this event, the fluctuations in the market prices of our common stock could result in decreased liquidity and/or declining stock prices unrelated to our results of operation or business. In addition, as set forth in the risk factor immediately below, we do not have any audit committee financial experts on our Board of Directors and, accordingly, the risk of future errors in our financial statements is increased.

None of our board of directors are considered audit committee financial experts and we have reported material weaknesses in our internal control over financial reporting.  If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our internal accounting staff and our Board of Directors are relatively inexperienced with United States generally accepted accounting principles (“U.S. GAAP”) and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors. As a result of the material weaknesses in our internal controls over financial reporting at December 31, 2011 which are identified later in this report, it is possible that these material weaknesses could result in errors in our financial statements in future periods which could cause us to restate those financial statements.

A restatement of our financial statements could result in lost investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price in future periods and potentially subject us to litigation.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our controlling stockholders may take actions that conflict with your interests.

BT Hong Kong, a company controlled by our Chief Executive Officer, has the right to appoint two directors and assuming the conversion of the convertible preferred stock and completion of the Reverse Stock Split, two of our shareholders, BT Hong Kong and China Direct Investments, will beneficially own approximately 95.1% of our common stock.  In this case, these shareholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions including the Reverse Stock Split, and they will have significant control over our management and policies. The directors elected by these stockholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting company

ITEM 2.       DESCRIPTION OF PROPERTIES

Our principal executive offices are located at BT Shatou’s facilities. BT Shantou’s principal executive offices and toy showroom are located at South Part No.1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road in Waisha Town of Longhu District in Shantou, Guangdong, China. We lease approximately 16,146 square feet of office space from Yunjia, a related party, for an annual expense of RMB 72,000 (approximately $11,430). The lease also provides us without additional charge a separate space of 114.5 square meters adjacent to our principal offices, which serves as our testing lab since December 2011.  In addition, Yunjia has orally agreed to allow BT Shantou the right to use 21,258 square feet space at this location for use as a toy showroom.  The lease for BT Shantou’s offices expires on December 31, 2021.

We operate six retail sales counters located in Dennis Department Stores and at the locations listed below, all of which are located in Henan Province, China:

Store Name	Store Location
CBD Department Store	Inner Ring Road, W.Zhongyi Road, Zhengzhou City
Zhongyuan Department Store	Songshan Road and Mianfang Road, Zhengzhou City
Dashiqiao Department Store	Nanyang Road and Jinshui Road, Zhengzhou City
Fengchan Department Store	Huayuan Road and Fengchan Road, Zhengzhou City
Pingdingshan Department Store	Huafu Mansion at Kuanggong Road and Zhongxin Road, Pingdingshan City
Xinzheng Department Store	Interaction of Renmin Road and Yuqian Road, Xinzheng City

Each location is approximately 66 square feet. We pay rent based on a percentage of our sales from each location subject to a maximum. Dennis has orally agreed to extend the term of the agreement for these locations until December 31, 2012.

Starting December 18, 2011 we have operated two showrooms with 570 and 600 square feet respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport. The vendor permits and leases associated with the showrooms obtained from Shantou Airport Company of Guangdong Airport Management Corporation (GAMC) will expire on February 17, 2015. During the term, we are obliged to pay for two showroom a combined monthly fee RMB15,929 (approximately $2,470) to Shantou Airport Company, including vendor permit fee RMB8,299 (approximately $1,290) rent RMB6,540 (approximately $1,010), and administration fee RMB1,090 (approximately $170).

ITEM 3.      LEGAL PROCEEDINGS

We are not a party to any pending litigation.

ITEM 4.      Mine Safety Disclosures.

Not applicable to our company’s operations.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted in the over-the-counter market on OTC Markets Inc. OTCQB under the symbol TNSX.  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2011 and 2010. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

	Low	High
2010
Quarter ended March 31, 2010	$0.0013	$0.007
Quarter ended June 30, 2010	$0.002	$0.005
Quarter ended September 30, 2010	$0.0018	$0.0028
Quarter ended December 31, 2010	$0.0015	$0.0033

2011
Quarter ended March 31, 2011	$0.0016	$0.0029
Quarter ended June 30, 2011	$0.0014	$0.0033
Quarter ended September 30, 2011	$0.002	$0.0032
Quarter ended December 31, 2011	$0.002	$0.0025

Fiscal 2012
Quarter ended March 31, 2012	$0.0019	$0.0049

The last sale price of our common stock as reported on the OTCQB was $0.0033 per share on April 9, 2012.  As of March 31, 2012, there were approximately 169 record owners of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon Street, Portland, OR 07214, and its telephone number is (503) 227-2950.

Dividend Policy

        No dividends have ever been declared by the Board of Directors on our common stock. The Colorado Business Corporations Act (CBCA) permits our Board of Directors to declare dividends from funds legally available for that purpose.  This provision is subject to the CBCA requirement that the payment of distributions is generally permissible unless after giving effect to the dividend or distribution, the corporation would be unable to pay its debts as they become due in the usual course of business, or if the total assets of the corporation would be less than the sum of its total liabilities plus the amount that would be needed, if we were dissolved at the time the dividend was paid, to satisfy the preferential rights of shareholders whose preferential rights upon dissolution of our company are greater than those of the shareholders receiving the dividend.  Because Colorado law dispenses with the concepts of par value of shares as well as statutory definitions of capital and surplus, this limitation is the only limitation with respect to the declaration of dividends by our Board of Directors. The holders of our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are not entitled to cash dividends. While these shares are outstanding, should we declare a dividend payable in shares of our common stock, the holders of our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock would be entitled to participate in the dividend, with the number of dividend shares to be received determined by multiplying the conversion rate then in effect by a fraction of which the numerator is the total number of shares of our common stock then outstanding immediately prior to the declaration of the dividend and the denominator is the total number of shares of our common stock outstanding immediately after the dividend. We do not expect to declare or pay dividends on our common stock in the foreseeable future, if ever.

 Recent Sales of Unregistered Securities

None.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included in this report.

Overview

Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products. We conduct these operations through both BT Brunei, which focuses on export sales, and BT Shantou,  which concentrates on domestic sales. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. Since its inception in 2003, BT Shantou has provided a number of procurement services for domestic and international toy distributors and wholesalers, including identifying, evaluating, and engaging local manufacturers for supply of toys, as well as to arrange for OEM services in which local OEMs produce toy products to the specific specifications of one of our customers.  BT Brunei’s operations are currently focused on procurement services for export customers. We do not manufacturer any products. We sources a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers.

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. From a geographic perspective, outside of Asia which represented a majority of our revenues, the sales to Great Britain market and the combined sales with Chile and Mexico in South America represented 9.6% and10.3%, respectively, of our total revenues during 2011.  We have a limited amount of sales to customers in the U.S., representing approximately 1% of our sales in 2011.

During 2011, our 4 major customers represented approximately 31% of our total revenues, and one of those customers, Pacific Toys (HK) Limited, represented 12.9% of our total revenues. The products sourced to these top five customers are primarily battery-operated plastic toys and regular plastic toys. Additionally, in 2011 one of our suppliers, Universal Toys, a related party,  accounted for 77.8% of our toy purchases while in 2010  77.1% of our purchases were through diversified suppliers, with two accounting for more than 10%  of our purchases.

In 2011, we started selling Big Tree Magic Puzzle (3D) directly to Chinese domestic end consumers including children and grown-ups through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China. The sales from this segment represented less than 1% of our total revenue during 2011. During 2012 we expect to utilize our existing distribution channels in an effort to increase the sales of this proprietary product.  In addition, and subject to the availability of additional capital, should sales of this product increase in 2012 we expect to open additional retail locations from which this propriety product can be offered.  While we are in the early stages of planning these additional locations and have not finalized any of these expansion plan, including the target number of locations, we estimate that the cost per new location with be approximately RMB50,000 to RMB100,000 (approximately US$8,000 to US$16,000).

In addition to a continued focus on increasing our revenues from our procurement and OEM sourcing services, and sales of our Big Tree Magic Puzzle (3D), our growth strategies include possibly opening satellite sales offices and branches in the U.S. and other cities in China as well as the potential acquisition of distributors. We are in the early stages of development of these plans as well and have not finalized any cost or timing estimates and are not a party to any agreements. Our ability to undertake any of these expansion plans is also dependent upon our ability to raise additional capital, of which there are no assurances.

Lastly, we are evaluating the financial and operating benefits of acquisitions of Yunjia and/or Xinzhongyang, related parties, as discussed earlier in this report.  If we should determine to proceed with the acquisition of Yunjia or Xinzhongyang, or both, of which there is no assurance, it is likely that we would acquire these companies for equity in our company which will be dilutive to our existing shareholders.  We are not a party to any agreements at this time for an acquisition of either Yunjia Xinzhongyang and we may determine that neither acquisition would provide a financial or operating benefit to our company.

Results of Operations

Our consolidated revenues for 2011 amounted to $24.6 million, an increase of $21.9 million over 2010. In 2011, our consolidated revenues included sales revenues from BT Brunei and BT Shantou. The increase in revenues for 2011 was primarily due to revenues from BT Brunei sales which accounted for approximately 93% of the increase in consolidate revenues. During the 2010 period, our consolidated revenues included sales revenues from BT Shantou only as BT Brunei was established after the 2010 period. BT Shantou sales revenues in 2011 increased $1.6 million, or 56.9%, from 2010.  Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. BT Brunei is organized in the State of Brunei Darussalam which is a non-taxable jurisdiction. Sales revenues from BT Brunei are not subject to income taxes as compared to sales revenues from BT Shantou which are subject to a PRC tax rate of 25%. These operational costs savings have permitted the Company to leverage our export sales contacts to significantly expand the Company’s export sales in 2011 by permitting the Company to be more price competitive. As of our revenues in 2011 were generated from exports of toys, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to increase in 2012 over 2011 as we continue to expand our export sales efforts.

Cost of revenues was $21.8 million for 2011, an increase of $19.3 million over 2010, while cost of revenues as a percentage of revenues decreased to 88.9% in 2011 from 92.8% in 2010. Cost of revenues attributable to BT Brunei accounted for approximately $18.0 million of the total increase of $19.3 million in 2011. As a result of increased sales during the 2011 period, we were able to take advantage of more favorable pricing for both the cost of toy products from our suppliers and reduced costs in logistics services from increased volume.

 Our gross margin was $2.7 million for 2011, an increase of $2.5 million over 2010. In 2011, sales attributable to BT Brunei had a gross margin of 11.3%, while sales attributable to BT Shantou had a gross margin of 10.5%. As a percentage of revenues, gross margin was 11.1% for 2011, as compared to 7.2% for 2010. This increase was primarily due to higher sales and the resulting volume pricing discussed above.

Operating expenses, composed of selling and general and administrative expenses, amounted to $1.1 million for 2011, an increase of $0.8 million over 2010.  Selling expense increased by $0.6 million in 2011 as compared to 2010, primarily due to procurement service fees paid to Universal Toys, a related party, for toy purchases. General and administrative expenses increased 115% in 2011 as compared to 2010. This increase was primarily due to higher salary and employee benefits of approximately $0.1 million due to additional sales employees. We expect operating expenses to continue to increase in 2011, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase. In addition, while we know that there is an embedded element of tax savings in our volume/pricing strategy which will reduce our expenses, we are unable at this point to provide a quantifiable impact while considering the offsetting increases in selling expenses and general and administrative expenses.

 BT Shantou is governed by the Income Tax Law of the People’s Republic of China Concerning Foreign Investment Enterprise and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, BT Shantou is subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).BT Brunei was incorporated in the State of Brunei Darussalam, and are not subject to any corporate income taxes in accordance to the laws and regulations of that country. Our effective tax rate for 2011 was negligible since approximately all  of  the consolidated taxable income was attributable to  BT Brunei's  operating income which was not subject to  corporate income taxes under the Brunei Income Tax Law. BT Shantou was subject to minimal corporate income taxes in the PRC resulting in  less than $35,000 of tax provision  due to abated taxes permanent timing differences.

Our net income for 2011 amounted to $1.6 million as compared to a net loss of  $0.1million for 2010. The increase was primarily due to higher revenues and gross profit partially offset by an increase of $0.8 million in selling, general and administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $1.6 million, including cash on hand of $0.2 million, as of December 31, 2011, as compared to a working capital deficit of $94,220 as of December 31, 2010.Our primary uses of cash have been for purchases of  toy products, selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products. At December 31, 2011 and December 31, 2010, we maintained cash and cash equivalents of $246,532 and $44,377, respectively, in financial institutions located in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in China has been converted to U.S. dollars based on the exchange rate as of respective balance sheet dates. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of  RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Total current assets at December 31, 2011 increased by $2.9 million from December 31, 2010. The principal contributor to this change was an increase in accounts receivable which reflects sales increases during the fourth quarter. Total current liabilities increased by $1.2 million in 2011primarilydueto $0.9 million in advances from customers for products to be delivered, $0.8 million accounts payable and accrued expenses, partially offset by a decrease of $0.5 million in due to related parties resulted from repayment to related parties.

We do not have any commitments for capital expenditures and expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital.

•	An increase in working capital requirements to finance near term and long term growth strategy including possible acquisitions;
•	Increases in capital expenditures, marketing and administrative expenses to support the sales growth of our company;
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•	The additional costs, including legal accounting and consulting fees, associated with a public company and related compliance activities.

We do not have any external sources of working capital.  We may seek to raise capital through the sale of equity in our company, however, we are not a party to any agreement or understandings at this time and there are no assurances we will be able to raise capital on terms satisfactory to us, or at all.  If we are unable to raise additional capital as may be needed, our ability to grow our company and increase our revenues in future periods will be adversely impacted.

Cash Flows Analysis

NET CASH FLOW (USED IN)/ PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was $80,603 for 2011, as compared to net cash provided by operating activities of $0.3 million for 2010. The decrease resulting from cash used in operating activities for 2011 was primarily due to an  increase of $3.7 million in accounts receivable from higher sales coupled with prepaid expenses, offset by increases in accounts payable due  for higher purchases of products and advances from customers for sales orders received.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash provided by investing activities amounted to $0.2 million for 2011 as a result of proceeds received from disposition of building, with no comparable investing activity for 2010.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash provided by financing activities was $0.1 million for 2011, as compared to net cash used of $0.2 million for 2010. The increase in net cash provided by financing activities in 2011 was due to advances received from related party while the net cash used in financing activities for 2010 was primarily due to repayments to related party.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us as a party, under which we have:

•	Any obligation under certain guarantee contracts,
•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position, and

•
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with U.S. GAAP.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments addressed below.  We also have other significant accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our financial statements.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue recognition

We follow the guidance of ASC 605, “Revenue Recognition,” and the SEC Staff Accounting Bulletin (SAB) No. 104 and SAB Topic 13 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured.

Revenues for our product sales are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists through a formal purchase order; (ii) delivery of the products has occurred and risks and rewards of ownership have passed to the customer; (iii) the selling price is both fixed and determinable based upon an agreement between our company and our customer; and (iv) collectability is reasonably assured.  For any advance payments from customers, revenues are deferred until such a time when all the four criteria mentioned above are fully met.

Estimates

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and historical bad debt experience.  This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic crises, including that of the PRC, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants. We also rely on assumptions and estimates to calculate our reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of expiration of our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets.

Further, we rely on certain assumptions and calculations underlying our provision for taxes in the PRC.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable for smaller reporting companies

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 6, 2012, we dismissed MSPC Certified Public Accountants and Advisors as our independent registered public accounting firm and engaged Sherb & Co. LLP as our independent registered public accounting firm.  MSPC Certified Public Accountants and Advisors audited our financial statements for the periods ended December 31, 2007, 2008, 2009 and 2010.  The dismissal of MSPC Certified Public Accountants and Advisors was approved by our Board of Directors.  MSPC Certified Public Accountants and Advisors did not resign or decline to stand for re-election.

Neither the report of MSPC Certified Public Accountants and Advisors dated April 15, 2011 on our consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009 nor the report of MSPC Certified Public Accountants and Advisors dated April 14, 2010 on our consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008 contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss MSPC Certified Public Accountants and Advisors we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of MSPC Certified Public Accountants and Advisors would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining Sherb & Co. LLP (1) neither we nor anyone on our behalf consulted Sherb & Co. LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-X, and (2) Sherb & Co. LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2011.

The specific material weaknesses identified by our management relates to our inadequate number of personnel with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Our CFO, Mr. Jiale Cai, is an accountant and while he has significant experience in PRC accounting, he lacks expertise in U.S. GAAP.  The balance of our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is also limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

During 2011, we relied on China Direct Investments, Inc. ("CDI"), our corporate management services provider, to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. CDI employs a staff of accountants, at least two of whom are U.S. certified public accountants.  The majority of CDI’s accounting staff is bilingual and capable of translating financial statements and schedules from Chinese to English, as well as reviewing detailed trial balances and other financial information to ensure that U.S. GAAP has been properly applied.  We expect to be materially dependent upon CDI, or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                        OTHER INFORMATION

None

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Positions
Wei Lin	41	Chief Executive Officer and Chairman of the Board of Directors
Jiale Cai	33	Chief Financial Officer
Chaojun Lin	49	Director
Chaoqun Xian	30	Director

Wei Lin is the founder and the Chairman of BT Shantou since its formation in 2003 and our Chief Executive Officer and Chairman of the Board since December 30, 2011.  Mr. Lin has extensive experience with small businesses and in corporate management. Mr. Lin was  the founder and president of Guangtong Network Calling Station, former CEO of Jieyang Toys Complex Group Co., Ltd, and former Chairman of Beijing Junze Cultural Communications Co., Ltd. and Shanghai Xikang Electronic Technology Development Co., Ltd.  Mr. Lin is the majority owner of Xinzhongyang Toy Industrial Co., Ltd. and Yunjia Fashion Clothing Co., Ltd., each companies with whom we engage in related party transactions as described later in this section. Mr. Lin graduated with an Associate’s Degree in Economic Management from Central South University, China (formerly known as Central South Industrial University) in 1996.

Jiale Cai has been the Accounting Director of BT Shantou since July 2011 and our Chief Financial Officer since December 30, 2011. Mr. Cai has extensive experience in management accounting and was also accounting manager and director for state-owned, private, and foreign-owned enterprises including Guangdong Kinde Network & Technology Co., Ltd. Fukutomi (Shantou) Industrial Limited from, Shantou Longhu Dongnan Industrial Co., Ltd. and Shantou Zhongmin Group Corp.  Mr. Cai obtained an Associate Degree in Accounting through the professional continuous education program from Guangdong Jinan University, China in 2009.

Chaojun Lin is the Deputy General Manager of BT Shantou and a member of our Board of Directors since December 30, 2011. Mr. Lin was the former deputy principal of Chenghai Tantou School. Since 1995, he was  the former deputy general manager of Guangtong Network Calling Station and the principal of Guangtong Computer Training School. Mr. Lin is experienced in managing operations. Mr. Lin graduated from Chenghai Normal School, China in 1985.

Chaoqun Xian, is current International Trading Director of BT Shantou and a member of our Board of Directors since December 30, 2011. Ms. Xian is experienced in marketing and team management. In January 2006, Ms. Xian joined BT Shantou  and has successfully established a stable and productive sales team and a large base of customers that we expect to lead to future growth in sales. Ms. Xian graduated from Xiamen University, China with a Bachelor’s Degree in Automation in 2005.

Director Qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led to our conclusion that such person should be serving as a member of our Board of Directors as of the date of this report in light of our business and structure.  In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collectively skills and experience of our Board members are well suited to guide us as we make the transition from a company with limited operations to a company which seeks to expand through acquisitions.

Wei Lin. Mr. Lin has over 15 years experience in the operation and management of companies engaged in the sale and distribution of toys and product development.

Chaojun Lin. Ms. Lin has over 17 years  experience in the operation and management of a variety of companies engaged in sales and marketing.

Chaoqun Xian. Ms. Xian has over 7 years experience in the marketing and sales management in the toy distribution business.

Committee of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because none of our directors are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally U.S. GAAP and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

Mr. Wei Lin serves as both our Chief Executive Officer and as one of the three members of our Board of Directors.  The balance of our directors are not considered independent.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.  Our directors meet regularly with Mr. Lin to discuss strategy and risks we face and to address any questions or concerns they may have on risk management and any other matters.

Code of Ethics and Business Conduct

We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to South Part 1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road in Waisha Town of Longhu District in Shantou, Guangdong, China  515023.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of theExchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, except as set forth below executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2011:

•           Mr. Wei Lin failed to timely file his initial Form 3;
•           Ms. Jiale Cai failed to timely file her initial Form 3;
•           Mr. Chaojun Lin failed to timely file his initial Form 3; and
•           Mr. Chaoqun Xian failed to timely file his initial Form 3.

ITEM 11.                       EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Lin, Chief Executive Officer and Chairman of the Board of Directors(1)	2011	$16,000	-	-	-	-	-	-	$16,000
	2010	$47,544	-	-	-	-	-	-	$47,544

Stephen Walters, Chief Executive Officer (2)	2011	0	0	0	0	0	0	206,518	206,518
	2010	0	0	0	0	0	0	210,000	210,000

(1)           Mr. Lin has served as our Chief Executive Officer since December 30, 2011.  His compensation in 2011 and 2010 include amounts paid by BT Shantou.  All amounts are approximate, were paid in RMB and assume a conversion rate of RMB 6.45 to U.S. $1.00.

(2)           Mr. Walters served as our Chief Executive Officer until December 31, 2011. All other compensation represents amounts paid to him under the terms of the consulting agreement described below. The 2011 compensation was paid through the issuance of shares of our Series B Convertible Preferred Stock as described elsewhere herein.

How our Chief Executive Officer’s compensation is determined

Mr. Lin’s compensation arrangement

Mr. Lin’s compensation for 2011 was determined pursuant to the terms of a one year employment agreement between Mr. Lin and BT Shantou. Under the terms of this agreement, Mr. Lin received base compenstion of RMB5,000 ($775) from January 2011 through June 2011, RMB15,000 ($2,323) for July 2011 and RMB13,000 ($2,014) from August 2011 through December 2011.  He is entitled to certain insurance benefits and paid holiday and vacation time.  The agreement may be terminated upon certain conditions by either party, in which event there are no serverance or other payment due.  On December 31, 2011 Mr. Lin and BT Shantou entered into a new one year employment agreement upon substantially the same terms and conditions which provides for compensation of RMB15,000 ($2,323) per month.

Mr. Walters Consulting Agreement

We were a party to a month-to-month consulting services agreement with Stephen Walters, who served as our President/Chief Executive Officer until December 30, 2011.  Pursuant to the terms and provisions of the agreement, Mr. Walters provided managerial services to us and was paid a monthly fee of $17,500 plus reimbursement of expenses. This agreement was terminated on December 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our named executive officer outstanding as of December 31, 2011:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Wei Lin	-	-	-	-	-	-	-	-	-
Stephen Walters	-	-	-	-	-	-	-	-	-

Stock Option Plan

On November 28, 2004, we adopted the 2004 Incentive Stock Option Plan (the "Plan"). The Plan, as amended, provides options to be granted, exercisable for a maximum of 7,000,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee of the Board of Directors.  At December 31, 2011 we had no options outstanding.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors received any compensation specifically for their services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2012, we had 96,078,960 shares of our common stock, 3,362,759 shares of our Series B Convertible Preferred Stock and 6,500,000 shares of our Series C Convertible Preferred Stock issued and outstanding.  Our common stock and our Series C Convertible Preferred Stock represent our classes of voting securities.  Each share of common stock entitles the holder to one vote and each share of Series C Convertible Preferred Stock entitles the holder to a number of votes equal to the number of shares of our common into which such shares are convertible.  The shares of common stock and Series C Convertible Preferred Stock vote together as a single class.  Shares of our Series B Convertible Preferred Stock have no voting rights.  Both the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are each automatically convertible, without any action of the holders, into shares of our common stock on a one for one basis following the date on which we either file articles of amendment to our articles of incorporation with the Secretary of State of Colorado increasing the number of our authorized shares of our common stock or upon completion of the Reverse Stock Split.  The following table sets forth information known to us as of March 31, 2012 relating to the beneficial ownership of shares of our voting securities by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
•	each director;
•	each named executive officer; and
•	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Shantou Big Tree Toys Co., Ltd., South Part 1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road in Waisha Town of Longhu District,  Shantou, Guangdong, China, 515023.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock		Series C Preferred Stock
Name of Beneficial Owner	Number of Shares	% of Class	Number of Shares	% of Class
Wei Lin (1)	-	-	6,500,000	100%
Chaojun Lin	-	-	-	-
Chaoqun Xian	-	-	-	-
Jiale Cai, CFO	-	-	-	-
All officers and directors as a group (four persons)(1)	-	-	6,500,000	100%
Stephen Walters (2)	43,528,076	45.3%	-	-

Carlingford Investments Limited (3)	40,593,257	42.2%	-	-
CD International Enterprises, Inc. (4)	-	-	-	-
Lins (HK) Int’l Trading Limited(5)	-	-	6,500,000	100%

(1)             Mr. Lin is the Chief Executive Officer of our company and a member of the board of directors. The number of shares of our Series C Convertible Preferred Stock beneficially owned by Mr. Lin includes 6,500,000 shares owned by BT Hong Kong, a company over which Mr. Lin exercises voting and dispositive control, but excludes 6,240,000 shares of our common stock underlying the Series C Convertible Preferred subject to the Option Agreement described below. Shares issuable to Mr. Lin under the Option Agreement were excluded from these computations of beneficial ownership as such shares are included in the shares owned by BT Hong Kong and are already attributable to Mr. Lin.

(2)             The number of shares of our common stock beneficially owned by Mr. Walters includes: 2,934,819 shares owned of record by Mr. Walters and 40,593,257 shares owned of record by Carlingford Investments Limited over which Mr. Walters has sole voting and dispositive control but excludes 118,010 shares of our Series B Convertible Preferred Stock owned of record by Mr. Walters and 146,165 shares of our Series B Convertible Preferred Stock owned of record by Carlingford Investments Limited. Mr. Walters address is Bali View Block A4/7, Jl. Cirendeu Raya 40 Jakarta Selatan, 13419 Indonesia.

 (3)             The number of shares of our common stock beneficially owned by Carlingford Investments Limited includes 40,593,257 shares owned of record and excludes 146,165 shares of our Series B Convertible Preferred Stock it owns of record. Mr. Stephen Walters has voting and dispositive control over securities owned by Carlingford Investments Limited.  Carlingford Investments Limited’s address is: 80 Raffles Place, #16-20 UOB Plaza II, Singapore 048624.

(4)           The number of securities beneficially owned by CD InternationalEnterprises, Inc. and its subsidiaries excludes: 2,216,020 shares of our Series B Convertible Preferred Stock owned of record by China Direct Investments, Inc. and 846,733 share of our Series B Convertible Preferred Stock owned of record by Capital One Resource Co., Ltd., both of which are subsidiaries of CD International Enterprises, Inc.. James Wang Ph.D., has voting and dispositive control over securities held by China Direct Industries, Inc. whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

(5)           .Mr. Wei Lin has voting and dispositive control over securities held by Lins (HK) Int’l Trading Limited. Shares owned by Lins (HK) Int’l Trading Limited are subject to the Option Agreement.

Option Agreement

On December 29, 2011 BT Hong Kong entered into an Option Agreement with the former shareholders of BT Shantou whereby these former shareholders have a five year right to acquire up to 6,500,000 shares of our unregistered common stock from  BT Hong Kong, upon the occurrence of the conditions described below. The Company is not a party to this agreement.  The optionees who are parties to the Option Agreement are the two former shareholders of BT Shantou, including Mr. Wei Lin, who will receive 96% of the total shares, or 6,240,000 shares, and Ms. Guihong Zheng, who will receive 4% of the total shares, or 260,000 shares. Both of these shareholders are senior executives or senior level employees of BT Shantou.

Condition	Number of Shares which may be acquired
Entry by the Company, BT Brunei and BT Hong Kong into the Share Exchange Agreement, which condition was met on December 30, 2011.	2,166,667
The Company achieving not less than $30,800,000 in Gross Revenues, as determined under US GAAP for any consecutive 12 months during the period from January 1, 2012 through December 31, 2013.	2,166,667
The Company achieving not less than $2,400,000 in pre-tax profits, as determined under US GAAP for any consecutive 12 months during the period from January 1, 2012 through December 31, 2013.	2,166,666

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2004Incentive Stock Option Plan	0	n/a	3,876,120

Plans not approved by stockholders	0	n/a	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

From time to time, we engage in business transactions with related parties. During 2011 these related party transactions included:

•           we purchase products from Universal Toys that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During 2011 we purchased $17 million from Universal Toys and at December 31, 2011 we owed that company $0.  There are no purchase/supply agreements between the Company and Universal Toys, other than purchase orders which are issued by the Company to Universal Toys at the time of each order.  Under the terms of these purchase orders, which are the same as terms with other suppliers, the Company agrees to purchase various products from Universal Toys, Universal Toys fills the purchaser order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other customers.

•           on June 1, 2010 BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang to produce the Big Tree Magic Puzzle (3D). The Chief Executive Officer of BT Shantou, Ms. Guihong Zheng, owns a 16.7% equity interest in Xinzhongyang. Ms. Zheng is the wife of Mr. Wei Lin.  Mr. Lin, Chairman of BT Shantou, owns the remaining 83.3% equity interest in Xinzhongyang.Sales of the Big Tree Magic Puzzle (3D) represented less than 1% of our revenues in 2011.

•           we have sold products to Big Tree Toys (HK) Limited, a company owned by Mr. Wei Lin. In 2011 and 2010, sales to this related party represented 0% and 19.7%, respectively, of our revenues.  At December 31, 2011 Big Tree Toys (HK) Limited did not owe us any balance,

•           BT Shantou leases its principal executive offices and our toy showroom from Yunjia, a company owned by Mr. Lin and his wife. During 2011 we paid Yunjia RMB72,000 (approximately $11,430) in rental expense.

•           on December 30, 2011, we entered into the Debt Exchange Agreements with the holders of $848,878.39 in our outstanding debt, which included affiliates Messrs. Stephen Walters and CFO Oncall, Inc., whereby we exchanged 820,016 shares of our Series B Convertible Preferred Stock for this debt.

     •    We are a party to a consulting agreement with China Direct Investments, Inc., a subsidiary of CD International Enterprises, Inc., a principal stockholder.  Under the terms of this agreement, on December 30, 2011 we issued the company 2,542,743 shares of our Series B Convertible Preferred Stock valued at $4,449,802 as compensation for consulting services.

                •           during 2011 we advanced funds to related parties for prepayment of product purchases and working capital purposes At December 31, 2011 the amounts due usby these related parties totaled $66,597 which included working capital advances to Xin Zhongyang Toys Industrial Co. Ltd. of $54,653 and prepayment of product purchases to Universal Toys of $11,944. The controlling shareholder of Xin Zhongyang Toys Industrial Co. Ltd, and the sole shareholder of Universal Toys is Mr. Xiaodong Ou, brother-in-law of Mr. Wei Lin.

•           from time to time we borrow funds from related parties for working capital purposes.  On December 31, 2011, due to related parties consisted of the following:

December31, 2011

Due to Wei Lin	$97,375
Due to Chaojun Lin	12,594
Due to Guihong Zheng	28,845
Total	$138,814

Mr. Wei Lin is an executive officer and director of our Company.Chaojun Lin is the Deputy General Manager of BT Shantou and Ms. Guihong Zheng is Mr. Wei Lin’s wife. Due to related parties bears no interest and is payable on demand.

•           in May 2011, we disposed of a building not being used in our business operations. We sold the building to Mr. Lin, for RMB 1,988,400 (approximately $301,648), and recognized a gain of $29,036 from disposition of property, plant and equipment.

Director Independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent registered public accountants for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2011	2010
Audit Fees	$65,000	$37,500
Audit Related Fees	-	24,000
Tax Fees	-	-
All Other Fees	$65,000	$61,500

        Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation - Incorporated by reference to the Company's Report filed on Form 10-SB filed on October 27, 1999.
3.2	By Laws - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.
3.3	Articles of Amendment to Articles of Incorporation designating Series B Convertible Preferred Stock and Series C Convertible Preferred Stock *
4.1
2004 Stock Option Plan, effective January 1, 2004 - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC on April 18, 2005.

10.1
Merger Agreement, dated July 22, 2003, by and among the Company, Vega-Atlantic Acquisition Corporation, Transax Limited and certain selling shareholders of Transax International Limited - Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC on April 14, 2004.

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

10.31
Agreement to Redeem Shares of Series A Preferred Stock dated May 4, 2011 between Transax International Limited and YA Global Investments L.P – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011.

10.32
Contract ManufacturingAgreement dated June 1, 2010 between Shantou Big Tree Toys Co., Ltd. and Shantou Xinzhongyang Toy Industrial Co., Ltd. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.33
Building Lease Agreement between Shantou Yunjia Fashion Handicraft Co., Ltd. and Shantou Big Tree Toys Co., Ltd. for the period beginning January 1, 2011 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.34
Stock Transfer Agreement dated July 5, 2011 between the shareholders of Shantou Big Tree Toys Co., Ltd. and Big Tree International Co., Ltd. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.35
Option Agreement dated December 29, 2011 between Lins (HK) Intl Trading Limited and certain shareholders of Big Tree International Co., Ltd. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.36
Share Exchange Agreement dated December 30, 2011 between Transax International Limited, Big Tree International Co., Ltd., and Lins (HK) Int’l Trading Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.37
Bill of Sale and Assignment dated December 30, 2011 between Stephen Walters and China Direct Investments, Inc. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.38
Debt Exchange Agreement dated December 30, 2011 between China Direct Investments, Inc. and Transax International Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.39
Debt Exchange Agreement dated December 30, 2011 between Stephen Walters and Transax International Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.40
Debt Exchange Agreement dated December 30, 2011 between Carlingford Investments Limited and Transax International Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.41
Debt Exchange Agreement dated December 30, 2011 between CFO Oncall, Inc. and Transax International Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.42
Consulting Agreement dated December 30, 2011 between Transax International Limited and China Direct Investments, Inc. and Capital One Resource Co., Ltd.. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.43
Stock Option Termination Agreement dated December 30, 2011 between Transax International Limited and Laurie Bewes – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.44
Stock Option Termination Agreement dated December 30, 2011 between Transax International Limited and Stephen Walters – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.45
Stock Option Termination Agreement dated December 30, 2011 between Transax International Limited and Adam Wasserman – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.46
Management Termination Agreement dated December 30, 2011 between Transax International Limited and Carlingford Investments Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.47	Certificate of Grant of Patent No. HK1133784 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.48	Certificate of Registration of Design No. 0902157.3 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.49	Utility Model Patent Certification No. 1657120 for Patent No. ZL. 2009 2 0292981.6 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.50	Design Patent Certification No. 1321347 for Patent No. ZL 2010 3 0103327.4 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.51	Design Patent Certification No. 1315842 for Patent No. ZL 2009 3 0680023.1 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012..
10.52	Trademark Registration of Big Tree Carnival dated December 14, 2010 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.53	Trademark Registration of Big Tree dated December 14, 20106 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.54
Assignment Agreement for patent No. ZL 2009 3 0680023.1 dated December 29, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.55
Assignment Agreement for patent No. ZL 2010 3 0103327.4 dated December 29, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.56
Assignment Agreement for patent No. ZL. 2009 2 0292981.6 dated December 29, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.57	Employment Agreement dated January 1, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin *
10.58	Employment Agreement dated December 31, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin *
14.1	Code of Ethics - Incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.
16.1	Letter dated April 10, 2012 from MSPC Certified Public Accountants and Advisors – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 11, 2012.
21.1	Subsidiaries of the Registrant.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           Filed herein.

**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAX INTERNATIONAL LIMITED

Dated: April 12, 2012	By: /s/ Wei Lin
Wei Lin, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Lin	Chief Executive Officer and Chairman of the Board of Directors	April 12, 2012
Wei Lin

/s/ Jiale Cai	Chief Financial Officer	April 12, 2012
Jiale Cai

/s/ Chaojun Lin	Director	April 12, 2012
Chaojun Lin

/s/ Chaoqun Xian	Director	April 12, 2012
Chaoqun Xian

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Financial Statements:

Consolidated Balance Sheets:
As of December 31, 2011 and 2010	F - 3

Consolidated Statements of Operations and Comprehensive Income (loss):
For the Years Ended December 31, 2011 and 2010	F - 4

Consolidated Statements of Shareholders' Equity:
For the Years Ended December 31, 2011 and 2010	F - 5

Consolidated Statements of Cash Flows:
For the Years Ended December 31, 2011 and 2010	F - 6

Notes to Consolidated Financial Statements	F - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders'
of Transax International Limited.

We have audited the accompanying consolidated balance sheets of Transax International Limited and Subsidiaries as of December 31, 2010 and December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the two-year period ended and December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transax International Limited and Subsidiaries as of December 31, 2010 and December 31, 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/ Sherb & Co., LLP
Certified Public Accountants and Consultants

Boca Raton, Florida
March 30, 2012

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$246,720	$44,377
Accounts receivable (net of allowance of $26,578 and $0, respectively)	2,987,379	57,213
Inventories	699	121,567
Other receivable	266,318	145,448
Prepaid taxes	-	26,926
Due from related parties	66,597	-
Advance to suppliers and prepaid expenses	80,978	308,285
Total Current Assets	3,648,691	703,816

NON-CURRENT ASSETS

Fixed assets, net	131,812	297,796
Intangible assets, net	13,558	-

Total Assets	$3,794,061	$1,001,612

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$935,666	$95,725
Advance from customers	941,750	16,433
Salaries payable	23,330	-
Tax payable	2,123	-
Due to related parties	138,814	685,878
Total Current Liabilities	2,041,683	798,036

Total Liabilities	2,041,683	798,036

SHAREHOLDERS' EQUITY:
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively)	961	-
Additional paid-in capital	691,748	697,045
Retained earnings (Accumulated deficit)	1,072,327	(537,334)
Accumulated other comprehensive (loss) income	(12,658)	43,865
Total Shareholders' Equity	1,752,378	203,576
Total Liabilities and Shareholders' Equity	$3,794,061	$1,001,612

See notes to financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	December 31, 2011	December 31, 2010

Revenues	$24,587,471	$2,193,725
Revenues – related party	-	537,745
Total revenues	24,587,471	2,731,470

Cost of revenues	21,850,041	2,533,951
Gross profit	2,737,430	197,519

OPERATING EXPENSES
Selling	680,534	83,936
General and administrative	416,707	194,172
Total operating expenses	1,097,241	278,108

Operating income (Loss)	1,640,189	(80,589)

OTHER INCOME (EXPENSES):
Other income (expenses)	3,669	(7,152)
Interest income	289	396
Total other income (expenses)	3,958	(6,756)

Income (loss) before income taxes	1,644,147	(87,345)

Income taxes	(34,486)	(7,212)
Net income (loss)	$1,609,661	$(94,557)

COMPREHENSIVE INCOME (LOSS):

Net income (loss)	$1,609,661	$(94,557)
Foreign currency translation loss	(56,523)	(7,530)

COMPREHENSIVE INCOME (LOSS)	$1,553,138	$(102,087)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Basic	-	-
Diluted	-	-
Basic weighted average common shares outstanding	-	-
Diluted weighted average common shares outstanding	-	-

See notes to financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock Shares	Common Stock Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)

Balance, December 31, 2009	-	-	$241,934	$(442,777)	$51,395	$(149,448)

Paid in Capital 2010	-	-	455,111	-	-	455,111
Comprehensive income:
Net loss for the year	-	-	-	(94,557)	-	(94,557)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	-	(7,530)	(7,530)

Balance, December 31, 2010	-	-	697,045	(537,334)	43,865	203,576

Adjustment for reverse acquisition	96,078,960	$961	(5,297)			(4,336)
Comprehensive income:
Net income for the year	-	-	-	1,609,661	-	1,609,661
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	-	(56,523)	(56,523)

Balance, December 31, 2011	96,078,960	$961	$691,748	$1,072,327	$(12,658)	$1,752,378

See notes to consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,
2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,609,661	$(94,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,822	6,078
Gain on disposition of property – related party	(29,036)	-
Bad debt expense	26,578
Changes in current assets and liabilities:
Accounts receivable	(2,881,692)	348,093
Advance to suppliers	258,549	(288,601)
Prepaid expenses and other current assets	(883,851)	168,112
Inventories	123,467	272,742
Accounts payable and accrued expenses	835,790	(135,114)
Other payables	5,548	-
Due from related party	(66,597)
Taxes payable	2,089	-
Advance from customers	910,069	4,393
Net cash (used in) provided by operating activities	(80,603)	281,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets (software)	(13,343)	-
Purchase of fixed assets	(70,148)
Proceeds from disposition of property – related party	301,648	-
Net cash provided by investing activities	218,157	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related party	122,158	(696,072)
Proceeds from shareholders’ equity investment	-	455,111
Net cash provided by (used in) financing activities	122,158	(240,961)

Effect of exchange rate on cash	(57,369)	(10,130)
Net increase in cash	202,343	30,055

Cash - beginning of year	44,377	14,322

Cash – end of year	$246,720	$44,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$34,486	$7,212
Cash paid for interest	-	-

See notes to financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND OPERATIONS

The Company

Transax International Limited (“we”, “us”, “our,” "TNSX" or the "Company") was incorporated in the State of Colorado in 1987. The Company currently trades on the OTC Pink Sheet market under the symbol "TNSX" and the Frankfurt and Berlin Stock Exchanges. The Company, through its subsidiary, Medlink Conectividade em Saude Ltda (“Medlink Conectividade”) is an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. The Company's MedLink Solution enables the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. The Company has offices located in Plantation, Florida and Rio de Janeiro, Brazil.

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

On December 30, 2011, TNSX entered into a Share Exchange Agreement (the “Share Exchange Agreement") among TNSX, BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of TNSX's Series C Convertible Stock (the "Series C Preferred Stock") to acquire 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Preferred Stock is convertible into one share of our common stock after giving effect to a 1 for 700 reverse stock split (the “Reverse Stock Split”) and will represent approximately 65% of the issued and outstanding shares of TNSX’s common stock,  and is hereinafter referred to as the “Exchange”. On December 30, 2011, BT Hong Kong became a shareholder of TNSX. The Share Exchange Agreement was approved by our Board of Directors on December 30, 2011 and no approval of our shareholders was necessary under Colorado law. The transaction will be accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Preferred Stock were accounted for as paid in capital of  TNSX. As a result of the consummation of the Share Exchange, BT Brunei and BT Shantou are now our wholly-owned subsidiaries.

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiary. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. Since its inception in 2003, BT Shantou has provided a number of procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging local manufacturers for supply of toys, as well as to arrange for original equipment manufacturing ("OEM") services in which local OEMs produce toy products to the specific specifications of one of our customers. BT Brunei’s operations are focused on procurement services for export customers, although we did expand our services in 2011 and began arranging for OEM services for our customers. During 2011 approximately 65% of our revenues were derived from procurement services and approximately 35% were derived from arranging for OEM services.  We sources a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showroom of approximately 21,528 square feet located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

In a move to expand our business in 2009, BT Shantou developed a proprietary construction toy consisting of plastic pieces that can plug-in together to make a wide variety of objects, and which we refer to as our Magic Puzzle (3D).   We registered the patents for its utility model and appearance design in Hong Kong and mainland China during 2010 and 2011. On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with a local toy manufacturer Shantou Xinzhongyang Toy Industrial Co., Ltd.  (“Xinzhongyang”) to produce this proprietary toy under the name of Big Tree Educational Magic Puzzle (the “Big Tree Magic Puzzle”). The Big Tree Magic Puzzle are currently promoted and distributed in the Chinese domestic market only through BT Shantou’s online store, which was subsequently closed in 2011, and at six Dennis Department Store locations. The Chief Executive Officer of BT Shantou, Ms. Guihong Zheng, owns a  16.7% equity interest in Xinzhongyang. Ms. Zheng is the wife of  the Chairman of BT Shantou Mr. Wei Lin.  Mr. Lin, our Chairman and Chief Executive Officer, owns the remaining 83.3% equity interest in Xinzhongyang.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying financial statements as of and for the year ended December 31, 2011 and 2010, reflect the  consolidated financial position and result of operations of BT Brunei and BT Shantou, as BT Shantou became the wholly-owned subsidiary of BT Brunei in 2011.

Foreign Currency Translation

Our functional currency is the Chinese Renminbi (“RMB”).  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 830-20-35, the financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements.  Net gains and losses resulting from foreign exchange transactions were included in the consolidated statements of operations and comprehensive income.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“$”) was made at the following exchange rates for the respective periods:

December 31, 2010:
Balance sheet	RMB 6.5918 to $1.00
Statement of operations and comprehensive income	RMB 6.7605 to $1.00
December 31, 2011:
Balance sheet	RMB 6.3523 to $1.00
Statement of operations and comprehensive income	RMB 6.4544 to $1.00

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Cash and equivalents

We consider all highly liquid investments with maturities of three months or less to be cash and equivalents.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of the amount of probable credit losses in our existing accounts receivable. We determined the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expense, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. For the years ended December 31, 2011 and 2010, there were no charges for inventory reserve provision.

Advance to suppliers and prepaid expenses

Advance to suppliers and other prepaid expenses consist of (i) advance to suppliers for merchandise that had not yet been shipped, and (ii) prepaid advertising expenses.

Property, Plant and equipment

 Property, plant and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized. Maintenance and repairs are expensed as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, our long-lived assets, which include property, equipment and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of December 31, 2011 and 2010.

Advance from customers

Advance from customers represent prepayments to us for merchandise that had not yet been shipped to customers.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Fair value of financial instruments

We adopted ASC Topic 820, “Fair Value Measurements”, for our financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

We follow the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104 for revenue recognition.  Revenue is recognized when earned and is reported net of refunds.

We follow the guidance of ASC 605, "Revenue Recognition,” and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenues for our product sales are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists through a formal purchase order or contract; (ii) delivery of the products has occurred and risks and rewards of ownership have passed to the customer; (iii) the selling price is both fixed and determinable based on agreement between us and our customer; and (iv) collectability is reasonably assured.  For any advance payments from customers, revenues are deferred until such a time when all the four criteria mentioned above are fully met.

In accordance with ASC 605-45, “Principal Considerations”, we report our revenue from sales of toys on the gross basis as we meet the criteria of gross revenue reporting as follows.

●	We are the primary obligor to provide the product or services desired by our customers;
●	We have latitude in establishing price;
●	We have credit risk – see Note 11 for customer concentrations and credit risk;
●	We have general inventory risk – before customer order is placed and upon customer return; and
●	We have discretion in supplier selection.

Income taxes

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

All of BT Shantou operations are in the PRC and are governed by the Income Tax Law of the People’s Republic of China and local income tax laws (the PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, we are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

Big Tree International Co., Ltd. (“BT Brunei”) was incorporated in the State of Brunei Darussalam, and is not subject to any corporate income taxes in accordance to the laws and regulations of that country.

Value added taxes

Pursuant to the Provisional Regulation of China on Value Added Tax (“VAT”) and their rules, all entities and individuals that are engaged in the sale of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments, and is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Recently issued accounting pronouncements

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other , which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. The adoption of ASU 2011-08 does not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We already comply with this presentation.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”). The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit is greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have an impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables. This guidance is effective for interim and annual periods ending on or after December 15, 2010.  The adoption of this guidance had no material impact on our consolidated financial position, results of operations or cash flows.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary, which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC Topic 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010. We adopted this guidance and it did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topic 505, “equity,” and ASC Topic 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We adopted this guidance and it did not have an impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 – ADVANCE TO SUPPLIERS AND PREPAID EXPENSES

Advance to suppliers and prepaid expenses consisted of the following:

	December 31, 2011	December 31, 2010

Advance to suppliers	$44,442	$ 295,987
Prepaid expenses	36,536	12,298
Total	$80,978	$308,285

Prepaid expenses reflect the amount paid for advertising that has not been utilized.

NOTE 4 – OTHER RECEIVABLE

Other receivable mainly consists of export tax refund from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The maximum statutory tax refund rate is approximately 17%. Other receivable consist of the following:

	December 31, 2011	December 31, 2010

Tax refund receivable	$247,722	$145,448
Other	18,596	-
Total	$266,318	$145,448

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consisted of the following:

	Estimated Life	December 31, 2011	December 31, 2010

Office equipment	5 Years	$25,764	$273,066
Vehicles	5 Years	28,899	31,794
Machinery and Equipment	3 Years	101,696	22,319
		156,359	327,179
Less: Accumulated Depreciation		(24,547)	(29,383)
		$131,812	$297,796

In May 2011, we disposed of a building not being used in our business operations. We sold the building to Mr. Wei Lin, our principal shareholder, for RMB 1,988,400 (approximately $301,648), and recognized a gain of $29,036 from disposition of property, plant and equipment, which is included in other income in the statement of operations and comprehensive income and in our statement of cash flows for the year ended December 31, 2011.

Depreciation expenses amounted to $7,151 and $6,078 for the year ended December 31, 2011 and 2010, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in 2011, which is amortized on a straight line basis during its useful life of 5 years. For the year ended December 31, 2011, amortization expenses amounted to $1,671.

NOTE 7 – ADVANCE FROM CUSTOMERS

                Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $941,750 and $16,433 as of December 31, 2011 and 2010, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

                  Due from related parties

Due from related parties total of $66,597 at December 31, 2011, reflect prepayments to related party suppliers for purchased toy products not received yet, including prepaid to Xinzhongyang Toys Industrial Co. Ltd. of $ 54,653 and prepaid to Universal Toys Trading (Hong Kong) Limited (the “Universal Toys”) of $ 11,944. The controlling shareholder of Xinzhongyang Toys Industrial Co. Ltd., and the sole shareholder of Universal Toys is Mr. Xiaodong Ou, brother-in-law of the Chairman of BT Shantou, Mr. Wei Lin.

  Due to related parties

 On December 31, 2011 and 2010, due to related parties consisted of the following:

	December 31, 2011	December 31, 2010

Due to Wei Lin	$97,375	$685,878
Due to Chaojun Lin	12,594	-
Due to Guihong Zheng	28,845	-
Total	$138,814	$685,878

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

                    Mr. Wei Lin is the founder and the Chairman of BT Shantou since its formation in 2003.  The balances of due to Mr. Lin primarily consisted of advances for working capital.

                    Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004. The balance due to Mr. Chaojun Lin as of December 31, 2011, consisted of advances for working capital.

Ms. Guihong Zheng is a principal Shareholder of Yunjia, an apparel company. Ms. Guihong Zheng is Mr. Wei Lin’s wife.

Related party sales

BT Shantou sold toy products during the year 2010 to Big Tree Toys (HK) Limited, a related party company owned by Mr. Wei Lin, the founder and Chairman of BT Shantou. For the year ended December 31, 2011, there were no revenues related to sales to Big Tree Toys (HK) Limited. See Note 11 – Concentrations and Credit Risk.

In May 2011, we decided to dispose of a building not being used in our business operations. We sold the building to Mr. Wei Lin, our principal shareholder, for RMB 1,988,400 (approximately $301,648), and recognized a gain of $29,036 from disposition of property, plant and equipment, which is included in other income in the statement of operations and comprehensive income for the year ended December 31, 2011.

Lease agreement with related parties

 We lease our principal executive offices from Yunjia, a company owned by our Chairman and Chief Executive Officer and his wife. In 2011, we paid Yunjia approximately $11,340 for rental expenses.

 NOTE 9 - EQUITY

In May 2010, the shareholders of Big Tree Shantou, Mr. Wei Lin, invested 3 million RMB (approximately $455,111) in cash as paid in capital.

On December 30, 2011, we entered into debt exchange agreements (the “Debt Exchange Agreements”) with the holders of $848,878.39 in our outstanding debt whereby we exchanged 820,016 shares of our Series B convertible preferred stock (the “Series B Convertible Preferred Stock”) for this debt.  The following table sets forth the name of the debt holder, amount of debt exchanged and number of shares exchanged:

Name of Holder of Debt	Amount of Debt to be Exchanged	No. of Shares of Series B Convertible Preferred Stock to be Exchanged
Stephen Walters	$122,163	118,010
Carlingford Investments Limited	151,309	146,165
CFO Oncall, Inc.	37,094	35,831
China Direct Investments, Inc.*	538,312	520,010
Total	$848,878	820,016

*           China Direct Investments, Inc. purchased this debt acquired from Stephen Walters for $75,000 pursuant to a Bill of Sale and Assignment dated December 30, 2011.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Each share of the Series B Convertible Preferred Stock is automatically convertible into one share of our common stock, $0.00001 par value after giving effect to an anticipated 1 for 700 reverse stock split of our Common Stock.  (the “Reverse Stock Split”) following the date on which we shall have filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Colorado increasing the number of our authorized shares of our common stock or upon completion of the Reverse Stock Split without any action of the holders of the Series B Convertible Preferred Stock.  The number of shares in which the Series B Convertible Preferred Stock are convertible into is not subject to adjustment unless, during the time the shares are outstanding, we were to declare a stock dividend or make other distributions of our common stock or if we were to merge with or transfer our assets to an unrelated entity.

On December 30, 2011, TNSX entered into a Share Exchange Agreement (the “Share Exchange Agreement") among TNSX, BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of TNSX's Series C Convertible Stock (the "Series C Preferred Stock") to acquire 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Preferred Stock is convertible into one share of our common stock after giving effect to a 1 for 700 reverse stock split (the “Reverse Stock Split”) and will represent approximately 65% of the issued and outstanding shares of TNSX’s common stock,  and is hereinafter referred to as the “Exchange”. On December 30, 2011, BT Hong Kong became a shareholder of TNSX. The Share Exchange Agreement was approved by our Board of Directors on December 30, 2011 and no approval of our shareholders was necessary under Colorado law. The transaction will be accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Preferred Stock were accounted for as paid in capital of  TNSX. As a result of the consummation of the Share Exchange, BT Brunei and BT Shantou are now our wholly-owned subsidiaries.

As compensation for services under the December 30, 2011 consulting agreement we entered into with China Direct Investments, Inc. and its affiliate Capital One Resource Co., Ltd. (collectively, “China Direct”), we issued China Direct Investments 2,542,743 shares of our Series B Convertible Preferred Stock.  Each share of the Series B Preferred Stock is convertible into one share of our common stock after giving effect to the Reverse Stock Split. The services China Direct provided to us included an evaluation of several different business opportunities, including the acquisition of BT Brunei and BT Shantou. The Series B Preferred Stock issued to China Direct will be accounted for as an expense of our company prior to the merger and recapitalization with BT Brunei and the resulting effect in net equity was eliminated upon completion of the reverse merger and recapitalization with BT Brunei.

NOTE 10– INCOME TAXES

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

BT Shantou is governed by the Income Tax Law of the People’s Republic of China Concerning Foreign Investment Enterprise and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, BT Shantou is subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes). The income tax provision described in the table below was due to permanent differences.

BT Brunei was incorporated in the State of Brunei Darussalam, and is not subject to any corporate income taxes in accordance to the laws and regulations of that country. As we entered into the Share Exchange Agreement with our US parent on December 30, 2011, there was minimal recorded US operations for the years ended December 31, 2011 and 2010.

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2011	2010
U.S. Operations	$-	$-
Chinese Operations	1,644,147	(87,345)
Total	$1,644,147	$(87,345)

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2011	2010
Federal, State and Local	$-	$-
Peoples Republic of China - Federal and Local	34,486	7,212
Total	$34,486	$7,212

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Years Ended December 31,
	2011	2010
Income tax (benefit) provision at Federal statutory rate	$560,000	$(29,000)
State income taxes, net of Federal Benefit	76,000	(4,000)
Permanent differences	(378,000)	28,000
U.S. tax rate in excess of foreign tax rate	(224,000)	12,000
Tax provision	$34,000	$7,000

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2011 expiring through the year 2031. Management estimates the NOL as of December 31, 2011 to be approximately $7,990,000. The utilization of our NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the Share Exchange Agreement entered into on December 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Total deferred tax asset - from NOL carry forwards	$3,085,000	$2,994,000
Valuation allowance	(3,085,000)	(2,994,000)
Deferred tax asset, net of allowance	$-	$-

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the year ended December 31, 2011 and 2010 are as follows:

	Net Sales		Accounts Receivable
	For the year ended December 31,		As of December 31,
	2011	2010	2011	2010
Pacific Toys (HK) Ltd	12.9%	47.7%	22.7%	100.0%
Zhengzhou Danis Company	-	4.5%	-	-
Jiangsu Tianyuan Company	-	20.0%	-	-
Big Tree Toys (HK) Limited (1)	-	19.7%	-	-
Heilongjian Feihe Company	-	8.1%	-	-
Poundland Far East Ltd	9.6%	-	10.2%	-
Guangdong Athletic Goods	5.1%	-		-
Dheeraj Impex	3.4%	-	13.5%	-
Total	31.0%	100.0%	46.4%	100.0%

(1)	Big Tree Toys (HK) Limited is a related party, which is owned by Mr. Wei Lin, the founder and the Chairman of BT Shantou since its formation in 2003. See Note 8 – Related Party Transactions.

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(ii)    Vendor Concentrations

Vendor purchase concentrations for December 31, 2011 and 2010 are as follows:

	Net Purchases		Accounts Payable
	For the year ended December 31,		As of December 31,
	2011	2010	2011	2010
Universal Toys (HK) Ltd--(1)	77.8%	-	-	-
Shantou Yade Toys	-	-	-	-
Shantou Dongdexing Toys	-	12.2%	-	-
Shantou Wanshun Toys	-	9.9%	33.5%	75.5%
Shantou Huada Toys	-	10.7%	-	-
Shantou Chanhui Toys	-	8.9%	-	-
Shantou Sandazhu Packaging	-	7.5%	-	16.6%
Changsheng Toys	-	-	24.8%	-
Yintai International Shares	-	-	11.9%	-
Jinwei Corp Ltd.	-	-	21.7%	-
Total	77.8%	49.2%	91.9%	92.1%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of the Chairman of BT Shantou, Mr. Wei Lin. See Note 8 – Related Party Transactions.

(iii)    Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents. As of December 31, 2011, substantially all of our cash and equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, we have not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

(iv)    Foreign currency risk

We cannot guarantee that the current exchange rate will not fluctuate. There is always the possibility that we could post the same amount of profit for two comparable periods, and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

NOTE 12 - EARNINGS PER SHARE

In conjunction with the BT Brunei reverse acquisition of TNSX on December 30, 2011, we issued Series B convertible preferred stock convertible into 820,016 shares of our common stock and Series C convertible preferred stock convertible into 9,042,744 shares of our common stock, respectively, giving effect to a proposed 700 to 1reverse stock split. Conversion was conditioned on the Company effecting the 700:1 reverse stock split that has not been consummated by the end of the reporting period of this report and only after all relevant filings have been cleared and approved by regulatory agencies. Because the conditions could only be satisfied after the end of the reporting period of this report, in accordance with ASC 260 Earnings Per Share, these shares were not included in the dilutive EPS calculation.