Form 10-Q
period 2012-03-31
TRANSAX INTERNATIONAL LTD
filed 2012-05-15
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

(86)-754-8323888
(Registrant’s telephone number, including area code)

not applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 96,078,960 shares of common stock are issued and outstanding as of May 11, 2012.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
FORM 10-Q
March 31, 2012

We used in this report, the terms “Transax," "we," "our," and "us" or the “Company” refers to Transax International Limited, a Colorado corporation and its wholly-owned subsidiaries Big Tree International Co., Ltd., a Brunei company, ("BT Brunei") and Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”).

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe, “expect," “anticipate," “estimate," “intend," “plan," “targets," “likely," “aim," “will," “would," “could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	Factors affecting consumer preferences and customer acceptance of new products;
•	Competition in the toy industry;
•	Loss of one or more key customers;
•	Dependence on third-party contract manufacturers;
•	Dependence on certain key personnel;
•	Inability to manage our business expansion;
•	Infringement by third parties on our intellectual property rights;
•	Our inadvertent infringement of third-party intellectual property rights;
•	PRC government fiscal policy that affect real estate development and consumer demand;
•	Availability of skilled and unskilled labor and increasing labor costs;
•	Lack of insurance coverage and the impact of any loss resulting from product liability or third party liability claims or casualty losses;
•	Violation of Foreign Corrupt Practices Act or China anti-corruption laws;
•	Economic, legal restrictions and business conditions in China;
•	Dilution attributable to our convertible preferred stock;
•	Impact of proposed one for 700 reverse stock split of our outstanding common stock;
•	Limited public market for our common stock; and
•	Potential conflicts of interest between our controlling shareholders and our shareholders.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$176,260	$246,720
Accounts receivable (net of allowance of $26,746 and $26,578, respectively)	3,981,833	2,987,379
Advance to suppliers and prepaid expenses	207,860	80,978
Inventories	522,661	699
Due from related parties	-	66,597
Other receivable	286,029	266,318
Total Current Assets	5,174,643	3,648,691

NON-CURRENT ASSETS

Fixed assets, net	124,449	131,812
Intangible assets, net	12,876	13,558

Total Assets	$5,311,968	$3,794,061

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,379,565	$935,666
Advance from customers	922,777	941,750
Salaries payable	70,495	23,330
Tax payable	4,064	2,123
Due to related parties	603,819	138,814
Other payable	226,692	-

Total Current Liabilities	3,207,412	2,041,683

Total Liabilities	3,207,412	2,041,683

SHAREHOLDERS' EQUITY:
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at March 31, 2012 and December 31, 2010, respectively)	961	961
Additional paid-in capital	691,748	691,748
Retained earnings	1,300,715	1,072,327
Accumulated other comprehensive (loss) income	111,132	(12,658)
Total Shareholders' Equity	2,104,556	1,752,378
Total Liabilities and Shareholders' Equity	$5,311,968	$3,794,061

See notes to unaudited consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$6,254,995	$564,067
Cost of revenues	5,573,423	506.940
Gross profit	681,572	57,127

OPERATING EXPENSES
Selling	288,039	19,759
General and administrative	179,468	17,477
Total operating expenses	467,507	37,236

Operating income	214,065	19,891

OTHER INCOME (EXPENSES):
Other expenses	14,189	(1,025)
Interest income	134	32
Total other expenses	14,323	(993)

Income before income taxes	228,388	18,898

Income taxes	-	(3,812)
Net income	$228,388	$15,086

COMPREHENSIVE INCOME (LOSS):

Net income	$228,388	$15,086
Foreign currency translation gain (loss)	123,790	(7,530)

COMPREHENSIVE INCOME	$352,178	$7,556

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic	$0.00	$-
Diluted	$0.00	$-
Basic weighted average common shares outstanding	96,078,960	-
Diluted weighted average common shares outstanding	96,078,960	-

See notes to unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$228,388	$15,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,480	1,564
Changes in current assets and liabilities:
Accounts receivable	(977,737)	(215,495)
Advance to suppliers	(31,830)	63,678
Prepaid expenses and other current assets	681,060	1,219
Inventories	(523,166)	17,443
Accounts payable and accrued expenses	491,743	33,679
Other payables	201,484	68,480
Due to related party	(170,724)	-
Taxes payable	1,932	4,806
Advance from customers	(25,014)	1,060
CASH USED IN OPERATING ACTIVITIES	(114,384)	(8,480)

INVESTING ACTIVITIES:
Purchase of fixed assets	(521)	-
CASH USED IN INVESTING ACTIVITIES	(521)	-

FINANCING ACTIVITIES:
Proceeds from notes payable	20,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	20,000

EFFECT OF EXCHANGE RATE ON CASH	24,445	253
Net increase in cash	(70,460)	(8,227)

Cash - beginning of year	246,720	44,377

Cash – end of year	$176,260	$36,150
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$34,486	$7,212

See notes to unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

NOTE 1 – ORGANIZATION AND OPERATIONS

Transax International Limited (“we”, “us”, “our,” or the "Company") was incorporated in the State of Colorado in 1987. Prior to December 2011, the Company, through its subsidiary, Medlink Conectividade em Saude Ltda (“Medlink Conectividade”) was an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. On March 26, 2008, the Company executed a stock purchase and option agreement with Engetech, Inc., a Turks & Caicos corporation (controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the agreement, the Company sold to the buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owned 100% of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., (“MTI”) a Mauritius corporation (See Note 5). However, the buyer defaulted on payments and on November 24, 2010, pursuant to an agreement, the buyer returned the 45 shares of Transax Limited held in escrow and forfeited its initial deposit of $937,700 in full and complete satisfaction of any amounts due to the Company.

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and Medlink Conectividade, the Company sold 100% of its interest in Medlink Conectividade to QC Holding.

On December 30, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement") Big Tree International Co., Ltd., a Brunei company (“BT Brunei”) and its shareholder Lins (HK) International Trading Limited (“BT Hong Kong”). Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Convertible Preferred Stock (the "Series C Preferred Stock") to acquire 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Preferred Stock is convertible into one share of our common stock after giving effect to a pending 1 for 700 reverse stock split (the “Reverse Stock Split”) and will represent approximately 65% of the issued and outstanding shares of our common stock,  and is hereinafter referred to as the “Exchange”. On December 30, 2011, BT Hong Kong became a shareholder of the Company. The Share Exchange Agreement was approved by our Board of Directors on December 30, 2011 and no approval of our shareholders was necessary under Colorado law. The transaction will be accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Preferred Stock were accounted for as paid in capital of our company. As a result of the consummation of the Share Exchange, BT Brunei and its subsidiary, Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”), are now our wholly-owned subsidiaries.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

In 2009, BT Shantou developed a proprietary construction toy consisting of plastic pieces that can plug-in together to make a wide variety of objects, and which we refer to as the Big Tree Magic Puzzle (3D).   We registered the patents for its utility model and appearance design in Hong Kong and mainland China during 2010 and 2011. On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with a local toy manufacturer Shantou Xinzhongyang Toy Industrial Co., Ltd.  (“Xinzhongyang”) to produce this proprietary toy under the name of Big Tree Educational Magic Puzzle (the “Big Tree Magic Puzzle”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying financial statements as of and for the three months ended March 31, 2012 and 2011, reflect the consolidated financial position and result of operations of BT Brunei and BT Shantou, as BT Shantou became the wholly-owned subsidiary of BT Brunei in 2011.

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

As of March 31, 2012	RMB 6.3122 to $1.00
As of December 31, 2011	RMB 6.3523 to $1.00

Three months ended March 31, 2012	RMB 6.2976 to $1.00
Three months ended March 31, 2011	RMB 6.5713 to $1.00

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

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

Inventory

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. As of March 31, 2012 and December 31, 2011, there were no charges for inventory reserve provision.

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

  We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of March 31, 2012 and December 31, 2011.

Advance from customers

Advance from customers represent prepayments to us for merchandise that had not yet been shipped to customers.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

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

-	We are the primary obligor to provide the product or services desired by our customers;
-	We have latitude in establishing price;
-	We have credit risk – see Note 9 for customer concentrations and credit risk;
-	We have general inventory risk – before customer order is placed and upon customer return; and
-	We have discretion in supplier selection.

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
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments, and is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Recently issued accounting pronouncements

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other , which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current US GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have an impact on our consolidated financial statements.

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
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

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

NOTE 3 – ADVANCE TO SUPPLIERS AND PREPAID EXPENSES

Advance to suppliers and prepaid expenses consisted of the following:

	March 31, 2012	December 31, 2011

Advance to suppliers	$76,481	$44,442
Prepaid expenses	131,379	36,536
Total	$207,860	$80,978

Prepaid expenses reflect the amount paid for advertising that has not been utilized.

NOTE 4 – OTHER RECEIVABLE

Other receivable mainly consists of export tax refund from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The maximum statutory tax refund rate is approximately 17%. Other receivable consisted of the following:

	March 31, 2012	December 31, 2011

Tax refund receivable	$268,980	$247,722
Other	17,049	18,596
Total	$286,029	$266,318

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consisted of the following:

	Estimated Life	March 31, 2012	December 31, 2011

Office equipment	5 Years	$26,448	$25,764
Vehicles	5 Years	29,084	28,899
Machinery and Equipment	3 Years	102,341	101,696
		157,872	156,359
Less: Accumulated Depreciation		(33,423)	(24,547)
		$124,449	$131,812

Depreciation expenses amounted to $8,740 and $1,569 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in 2011, which is amortized on a straight line basis during its useful life of 5 years. For the three months ended March 31, 2012 and 2011, amortization expenses amounted to $740 and $0 respectively.

NOTE 7 – ADVANCE FROM CUSTOMERS

                Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $922,777 and $941,750 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

                  Due from related parties

Due from related parties total of $ 0 at March 31, 2012, reflect prepayments to related party suppliers for purchased toy products not received yet.

  Due to related parties

On March 31, 2012 and December 31, 2011, due to related parties consisted of the following:

	March 31, 2012	December 31, 2011

Due to Wei Lin	$383,995	$97,375
Due to Chaojun Lin	-	12,594
Due to Guihong Zheng	31,685	28,845
Due to Universal Toys	120,740	-
Due to Xin Zhongyang	67,399	-
Total	$603,819	$138,814

                    Mr. Wei Lin is our Chairman and Chief Executive Officer.  The balances of due to Mr. Lin primarily consisted of advances for working capital.

                    Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004. The balance due to Mr. Chaojun Lin as of December 31, 2011, consisted of advances for working capital.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Ms. Guihong Zheng is Mr. Wei Lin’s wife.

The controlling shareholder of Universal Toys (HK) Ltd., and Xin Zhongyang Toys Industrial Co. Ltd., is Mr. Xiaodong Ou, brother-in-law of Mr. Wei Lin.

NOTE 9 - OTHER PAYABLE

            On March 31, 2012 other payable of $226,692 consisted of social security liability payable.

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the three months ended March 31, 2012 and 2011 were as follows:

	Net Sales		Accounts Receivable
	For three months ended March 31		March 31, December 31,
	2012	2011	2012	2011
Pacific Toys (HK) Ltd		97.6%		22.7%
Vigtor International	14.5%			-
Goodman	12.2%		19.1%	-
Poundland Far East Ltd	17.1%		11.0%	10.2%
Dheeraj Impex				13.5%
Total	43.8%	97.6%	30.1%	46.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition

(ii)    Vendor Concentrations

Vendor purchase concentrations for March 31, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	For three months ended March 31,		March 31, December 31,
	2012	2011	2012	2011
Universal Toys (HK) Ltd--(1)	8.1%		14.8%	-
Changtai Toys	48.3%	-	46.5%	-
Yintai International Shares	28.7%		17.8%	11.9%
Chenghua Weida Plastic Toys		22.0%
Yade Plastic Toys		17.2%
Huada Toys		10.3%
Shantou Wanshun Toys				33.5%
Changsheng Toys	-	-		24.8%
Jinwei Corp Ltd.	-	-		21.7%
Total	85.1%	49.5%	79.1%	91.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

(iii)    Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents. As of March 31, 2012, substantially all of our cash and equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

NOTE 11 - EARNINGS PER SHARE

In conjunction with the BT Brunei reverse acquisition of the Company on December 30, 2011, we issued Series B convertible preferred stock (“Series B Preferred Stock”) which is convertible into 820,016 shares of our common stock and Series C Preferred Stock which is convertible into 9,042,744 shares of our common stock, giving effect to the Reverse Stock Split. Conversion is conditioned on the Company affecting the Reverse Stock Split that has not been consummated by the end of the reporting period of this report and only after all relevant filings have been cleared and approved by regulatory agencies. Because the conditions could only be satisfied after the end of the reporting period of this report, in accordance with ASC 260 Earnings per Share, these shares were not included in the dilutive earnings per share (EPS) calculation.

 NOTE 12 - STOCKHOLDERS’ EQUITY

On December 30, 2011, we entered into debt exchange agreements  with the holders of $848,878.39 in our outstanding debt whereby we exchanged 820,016 shares of our Series B Preferred Stock”) for this debt.  The following table sets forth the name of the debt holder, amount of debt exchanged and number of shares exchanged:

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

Each share of the Series B Preferred Stock is automatically convertible into one share of our common stock after giving effect to  the Reverse Stock Split following the date on which we shall have filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Colorado increasing the number of our authorized shares of our common stock or upon completion of the Reverse Stock Split without any action of the holders of the Series B Preferred Stock.  The number of shares in which the Series B Preferred Stock are convertible into is not subject to adjustment unless, during the time the shares are outstanding, we were to declare a stock dividend or make other distributions of our common stock or if we were to merge with or transfer our assets to an unrelated entity.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

On December 30, 2011, we entered into a Share Exchange Agreement with BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Preferred Stock to acquire 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Preferred Stock is convertible into one share of our common stock after giving effect to the Reverse Stock Split and will represent approximately 65% of the issued and outstanding shares of our common stock The Share Exchange Agreement was approved by our Board of Directors on December 30, 2011 and no approval of our shareholders was necessary under Colorado law. The transaction will be accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Preferred Stock were accounted for as paid in capital of  our company. As a result of the consummation of the Share Exchange, BT Brunei and its subsidiary BT Shantou are now our wholly-owned subsidiaries.

As compensation for services under the December 30, 2011 consulting agreement we entered into with China Direct Investments, Inc. and its affiliate Capital One Resource Co., Ltd. (collectively, “China Direct”), we issued China Direct Investments, Inc. 2,542,743 shares of our Series B Preferred Stock.  Each share of the Series B Preferred Stock is convertible into one share of our common stock after giving effect to the Reverse Stock Split. The services China Direct provided to us included an evaluation of several different business opportunities, including the acquisition of BT Brunei and BT Shantou. The Series B Preferred Stock issued to China Direct will be accounted for as an expense of our company prior to the reverse merger and recapitalization with BT Brunei and the resulting effect in net equity was eliminated upon completion of the reverse merger and recapitalization with BT Brunei.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and footnotes for the three months ended March 31, 2012. and 2011.

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

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. From a geographic perspective, outside of Asia which represented a majority of our revenues, the sales to Great Britain market and the combined sales with Chile and Mexico in South America represented 29% and 8%, respectively, of our total revenues for the quarter ended March 31, 2012. We have a limited amount of sales to customers in the U.S., representing less than 1% of our sales in the first quarter of 2012.

During the first quarter of 2012, our three major customers represented approximately 43.8% of our total revenues. The products sourced to these top three customers are primarily battery-operated plastic toys and regular plastic toys. In the first quarter of 2012 one of our suppliers, Changtai Toys, accounted for 48.3% of our toy purchases while in the first quarter of 2011, our purchases were through diversified suppliers.

In 2011, we began selling our Big Tree Magic Puzzle (3D) directly to Chinese domestic end consumers including children and grown-ups through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China. The sales from this segment represented less than 1% of our total revenue during 2011 and the first quarter of 2012. During the rest of 2012 we expect to utilize our existing distribution channels in an effort to increase the sales of this proprietary product. In addition, and subject to the availability of additional capital, should sales of this product increase in the rest of 2012 we expect to open additional retail locations from which this propriety product can be offered. While we are in the early stages of planning these additional locations and have not finalized any of these expansion plan, including the target number of locations, we estimate that the cost for each location with be approximately $8,000 to $16,000.

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

Lastly, we are evaluating the financial and operating benefits of acquisitions which include Yunjia Fashion Clothing Co., Ltd. (“Yunjia”) and Xinzhongyang, both related parties. We believe that the possible acquisition of Yunjia which would include its commercial real estate property where our current offices and toy showroom is located, could provide us with additional space to permit us to expand our business services, including the addition of more showrooms and an OEM procurement center while controlling our overhead expenses.

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

Results of Operations

Our consolidated revenues for the first quarter of 2012 amounted to $6.3 million, an increase of $5.7 million over the same period in 2011. The increase in revenues for the first quarter of 2012 was primarily due to $5.8 million of sales revenues from BT Brunei, partially offset by a decrease of $0.1 million from BT Shantou.

In the first quarter of 2012, our consolidated revenues included sales revenues from BT Brunei and BT Shantou. During the first quarter of 2011, our consolidated revenues included sales revenues from BT Shantou only as BT Brunei was established in the second quarter 2011. Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. BT Brunei is organized in the State of Brunei Darussalam which is a non-taxable jurisdiction. Sales revenues from BT Brunei are not subject to income taxes as compared to sales revenues from BT Shantou which are subject to a PRC tax rate of 25%. These operational costs savings have permitted the Company to leverage our export sales contacts to significantly expand the Company’s export sales in 2011 and in the first quarter of 2012 by permitting us to be more price competitive. As of our revenues in the first quarter of 2012 were generated from exports of toys, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to increase in the rest of 2012 over 2011 as we continue to expand our export sales efforts.

 Cost of revenues was $5.6 million for the first quarter of 2012, an increase of $5.1 million over the same period of 2011, while cost of revenues as a percentage of revenues decreased to 89.1% in the first quarter of 2012 from 89.9 % in the same period of 2011. The increase in cost of revenues was primarily due to $5.2 million of cost of sales from BT Brunei, partially offset by a decrease of $0.1 million from BT Shantou. As a result of increased sales during the 2011 period, we were able to take advantage of more favorable pricing for both the cost of toy products from our suppliers and reduced costs in logistics services from increased volume.

 Our gross profit was $0.7 million for the first quarter of 2012, an increase of $0.6 million over the same period of 2011. Sales attributable to BT Brunei had a gross margin of 10.9%, while sales attributable to BT Shantou had a gross margin of 10.7%. Our consolidated gross margin was 10.9% for the first quarter of 2012 as compared to 10.1% for the same period in 2011. This increase was primarily due to higher sales and the resulting volume pricing discussed above.

Operating expenses, composed of selling and general and administrative expenses, amounted to $0.5 million for the first quarter of 2012, an increase of $0.4 million over the same period in 2011. Selling expense increased by $0.3 million in the first quarter of 2012 as compared to the same period in 2011, primarily due to procurement service fees paid to Universal Toys, a related party, for toy purchases. General and administrative expenses increased by $0.2 million in the first quarter of 2012 as compared to the same period in 2011. This increase was primarily due to higher salary and employee benefits of approximately $0.1 million due to additional sales employees. We expect operating expenses to continue to increase in 2011, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Our net income for the first quarter of 2012 amounted to $0.2 million as compared to $15,086 for the same period in 2011. The increase was primarily due to higher revenues and gross profit partially offset by an increase of $0.4 million in selling, general and administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $2.0 million, including cash on hand of $0.2 million, as of March 31, 2012, as compared to a working capital of $ 1.6 million as of December 31, 2011.Our primary uses of cash have been for purchases of  toy products, selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products.

 At March 31, 2012 and December 31, 2011, we maintained cash and cash equivalents of $172,316 and $246,532 respectively, in financial institutions located in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in China has been converted to U.S. dollars based on the exchange rate as of respective balance sheet dates. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of  RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

        Total current assets at March 31, 2012 increased by $1.5 million from December 31, 2011. The principal contributor to this change was an increase in accounts receivable which reflects sales increases during the first quarter of 2012, together with increases in advances to suppliers and prepaid expenses and inventories. Total current liabilities increased by $1.0 million at March 31, 2012 primarily due to an increase in accounts payable and accrued expenses, which was a result of increased purchases to fulfill higher sales volume in the first quarter of 2012, together with increases in due to related parties and other payables.  The increase in due to related parties is reflects funds advanced to us by our Chairman and CEO, as well as other related parties, for working capital.
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

Cash Flows Analysis

NET CASH FLOW (USED IN)/ PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was $0.1 million for the first quarter of 2012, as compared to net cash used in operating activities of $8,480 for the same period of 2011. The increase in cash outflow from operating activities for the first quarter of 2012 was primarily due to an increase of $1.0 million in accounts receivable from higher sales and $0.5 million used for inventory to fulfill higher customer demand, partially offset by a decrease of $0.7 million in prepaid expenses and other current assets and an increase of $0.5 million in account payable from higher level of products purchased.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $521 for the first quarter of 2012 as a result of purchase of property, plant and equipment with no comparable amount for 2011.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash provided by financing activities was $20,000 for the first quarter of 2012, due to a loan we obtained for working capital purpose with no comparable amount for 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012.

Based on this evaluation we concluded that as of March 31, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting identified in connection with our evaluation during our first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending litigation.

 ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2011 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  MINE SAFETY DISCLOSURES

       Not applicable to our company’s operation

ITEM 5.  OTHER INFORMATION

       None

ITEM 6.  EXHIBITS

Description of Exhibit
31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSX INTERNATIONAL LIMITED.
Date: May 14, 2012	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: May 14, 2012	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (principal financial and accounting officer)