Form 10-Q
period 2012-06-30
TRANSAX INTERNATIONAL LTD
filed 2012-08-20
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 96,078,960 shares of common stock are issued and outstanding as of August 13, 2012.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART 1 – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$653,988	$246,720
Accounts receivable (net of allowance of $26,760 and $26,578, respectively)	4,831,841	2,987,379
Advance to suppliers and prepaid expenses	270,072	80,978
Inventories	1,414,189	699
Due from related parties	-	66,597
Other receivable	410,171	266,318
Total Current Assets	7,580,261	3,648,691

NON-CURRENT ASSETS

Fixed assets, net	222,165	131,812
Intangible assets, net	12,115	13,558

Total Assets	$7,814,541	$3,794,061

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,185,711	$935,666
Advance from customers	618,982	941,750
Salaries payable	53,727	23,330
Taxes payable	4,066	2,123
Due to related parties	2,183,093	138,814
Other payable	145,107	-
Total Current Liabilities	5,190,686	2,041,683

Total Liabilities	5,190,686	2,041,683

SHAREHOLDERS' EQUITY:
Series B convertible preferred stock (5,000,000 shares authorized, 3,362,760 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	-	-
Series C convertible preferred stock (6,500,000 shares authorized, 6,500,000 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	961	961
Additional paid-in capital	691,748	691,748
Retained earnings	1,819,205	1,072,327
Accumulated other comprehensive income (loss)	111,941	(12,658)
Total Shareholders' Equity	2,623,855	1,752,378
Total Liabilities and Shareholders' Equity	$7,814,541	$3,794,061

See notes to unaudited consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$9,940,295	$1,652,229	$15,723,556	$2,216,296
Cost of revenues	9,124,218	972,961	14,396,487	1,479,901
Gross profit	816,077	679,268	1,327,069	736,395

Operating expenses:
Selling expenses	140,804	26,170	258,263	45,929
General and administrative	173,937	34,953	353,405	52,430
Total operating expenses	314,741	61,123	611,668	98,359

Operating income	501,336	618,145	715,401	638,036

Other income (expenses):
Other income	17,499	16,728	31,688	15,703
Interest (expenses) income	(345)	88	(211)	120
Total other income	17,154	16,816	31,477	15,823

Net Income before income taxes	518,490	634,961	746,878	653,859

Income taxes	-	6,815	-	10,627

Net Income	$518,490	$628,146	$746,878	$643,232

Comprehensive Income:

Net Income	$518,490	$628,146	$746,878	$643,232

Foreign currency translation gain	809	10,885	124,599	3,355

Comprehensive income	$519,299	$639,031	$871,477	$646,587

Basic and diluted income per common share		-		-
Basic	$0.01	-	$0.01	-
Diluted	0.01		0.01
Basic weighted average common shares outstanding	96,078,960	-	96,078,960	-
Diluted weighted average common shares outstanding	96,078,960	-	96,078,960	-

The accompanying notes are an integral part of these unaudited financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:	Unaudited	Unaudited
Net income	$746,878	$643,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,022	3,429
Changes in current assets and liabilities:
Accounts receivable	(1,825,705)	(3,218,870)
Advance to suppliers	44,791	152,182
Prepaid expenses and other current assets	(375,678)	(82,841)
Inventories	(1,414,875)	98,297
Accounts payable and accrued expenses	1,280,769	89,898
Due to related party	1,617,578	1,707,893
Due from related party	67,121	-
Other payables	139,568	-
Taxes payable	1,931	21,884
Advance from customers	(329,571)	457,876
NET CASH USED IN OPERATING ACTIVITIES	(24,171)	(127,020)

INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	-	263,745
Purchase of property, plant and equipment	(111,041)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(111,041)	263,745

FINANCING ACTIVITIES:
Increase in due to related party	518,497	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	518,497	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	23,983	2,300

NET INCREASE IN CASH	407,268	139,025

CASH - beginning of period	246,720	44,377

CASH - end of period	$653,988	$183,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$11,334	$6,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012
NOTE 1 – ORGANIZATION AND OPERATIONS

Transax International Limited (“we”, “us”, “our,” or the "Company") was incorporated in the State of Colorado in 1987. Prior to December 2011, the Company, through its subsidiary, Medlink Conectividade em Saude Ltda (“Medlink Conectividade”) was an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. On March 26, 2008, the Company executed a stock purchase and option agreement with Engetech, Inc., a Turks & Caicos corporation (controlled and owned 20% by Americo de Castro, director and President of Medlink Conectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the agreement, the Company sold to the buyer 45% of the total issued and outstanding stock of its wholly-owned subsidiary, Transax Limited, which owned 100% of the total issued and outstanding shares of: (i) Medlink Conectividade, and (ii) Medlink Technologies, Inc., (“MTI”) a Mauritius corporation. However, the buyer defaulted on payments and on November 24, 2010, pursuant to an agreement, the buyer returned the 45 shares of Transax Limited held in escrow and forfeited its initial deposit of $937,700 in full and complete satisfaction of any amounts due to the Company.

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and Medlink Conectividade, the Company sold 100% of its interest in Medlink Conectividade to QC Holding.

On December 30, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement") with Big Tree International Co., Ltd., a Brunei company (“BT Brunei”) and its shareholder Lins (HK) International Trading Limited (“BT Hong Kong”). Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Convertible Preferred Stock (the "Series C Preferred Stock") to acquire 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Preferred Stock is convertible into one share of our common stock after giving effect to a pending 1 for 700 reverse stock split (the “Reverse Stock Split”) and will represent approximately 65% of the issued and outstanding shares of our common stock, and is hereinafter referred to as the “Exchange”. On December 30, 2011, BT Hong Kong became a shareholder of the Company. The Share Exchange Agreement was approved by our Board of Directors on December 30, 2011 and no approval of our shareholders was necessary under Colorado law. The transaction will be accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Preferred Stock were accounted for as paid in capital of our company. As a result of the consummation of the Share Exchange, BT Brunei and its subsidiary, Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”), are now our wholly-owned subsidiaries.

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiary. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. For the first six months of 2012, our OEM services generated about 37.2% of our total sales and procurement services accounted for approximately 62.8% of our total sales. We sources a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showroom of approximately 21,528 square feet located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners.

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

The accompanying financial statements as of and for the six months ended June 30, 2012 and 2011, reflect the consolidated financial position and result of operations of BT Brunei and BT Shantou, as BT Shantou became the wholly-owned subsidiary of BT Brunei in 2011.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012
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

As of June 30, 2012	RMB 6.3089 to $1.00
As of December 31, 2011	RMB 6.3523 to $1.00
Three months ended June 30, 2012	RMB 6.3078 to $1.00
Three months ended June 30, 2011	RMB 6.4924 to $1.00
Six months ended June 30, 2012	RMB 6.3027 to $1.00
Six months ended June 30, 2011	RMB 6.5316 to $1.00

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

Inventory

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. As of June 30, 2012 and December 31, 2011, there were no charges for inventory reserve provision.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

Impairment of long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, our long-lived assets, which include property, equipment and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of June 30, 2012 and December 31, 2011.

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

Revenue Recognition Policy and Presentation:

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

Revenue is accounted for in accordance with the ASC 605-45, reporting revenue either gross as a principal or net as an agent depending upon the nature of the sales transaction. Revenue is recognized on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When the Company does not meet the criteria for gross revenue recognition under ASC 605-45,  the Company reports the revenue on a net basis.

        In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the Second Quarter of 2012			For the Second Quarter of 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$9,919,807		$9,919,807	$1,077,552		$1,077,552
Net Revenues from sales reported on net basis		$20,488	$20,488		$574,677	$574,677
Total Revenues	$9,919,807	$20,488	$9,940,295	$1,077,552	$574,677	$1,652,229

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

Revenue Recognition (1)
	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$15,659,861		$15,659,861	$1,645,068		$1,645,068
Net Revenues from sales reported on net basis		$63,695	$63,695		$571,228	$571,228
Total Revenues	$15,659,861	$63,695	$15,723,556	$1,645,068	$571,228	$2,216,296

(1)           Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 10 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

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

All of BT Shantou operations are in the PRC and are governed by the Income Tax Law of the People's Republic of China and local income tax laws (the PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, we are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

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
June 30, 2012

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

NOTE 3 – ADVANCE TO SUPPLIERS AND PREPAID EXPENSES

Advance to suppliers and prepaid expenses consisted of the following:

	June 30, 2012	December 31, 2011

Advance to suppliers	$-	$44,442
Prepaid expenses	270,072	36,536
Total	$270,072	$80,978

Prepaid expenses reflect the amount paid for advertising that has not been utilized.

NOTE 4 – OTHER RECEIVABLE

Other receivable mainly consists of export tax refund from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The maximum statutory tax refund rate is approximately 17%. Other receivable consisted of the following:

	June 30, 2012	December 31, 2011

Tax refund receivable	$399,549	$247,722
Other	10,622	18,596
Total	$410,171	$266,318

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consisted of the following:

	Estimated Life	June 30, 2012	December 31, 2011

Office equipment	5 Years	$26,461	$25,764
Vehicles	5 Years	72,451	28,899
Machinery and Equipment	3 Years	169,455	101,696
		268,367	156,359
Less: Accumulated Depreciation		(46,202)	(24,547)
		$222,165	$131,812

Depreciation expenses amounted to $21,486 and $3,429 for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, depreciation expenses amounted to $12,746 and $1,860 respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011, which is amortized on a straight line basis over its useful life of 5 years. For the six months ended June 30, 2012 and 2011, amortization expenses amounted to $1,536 and $0 respectively.

NOTE 7 – ADVANCE FROM CUSTOMERS

Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $618,982 and $941,750 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties reflect prepayments to related party suppliers for purchased toy products not yet received. As of June 30, 2012 and December 31, 2011, due from related parties consisted of the following:

	June 30, 2012	December 31, 2011
Due from Universal Toys	-	11,944
Due from Xin Zhongyang	-	54,653
Total	$-	$66,597

Due to related parties

As of June 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	June 30, 2012	December 31, 2011
Due to Wei Lin	$438,342	$97,375
Due to Chaojun Lin	88,763	12,594
Due to Guihong Zheng	-	28,845
Due to Universal Toys	47,466	-
Due to Xin Zhongyang	1,568,512	-
Due to China Direct Investments, Inc.	40,010	-
Total	$2,183,093	$138,814

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

Ms. Guihong Zheng is Mr. Wei Lin’s wife, and the amounts due consisted of advances for working capital.

The controlling shareholder of Universal Toys (HK) Ltd. (“Universal Toys”), and Xin Zhongyang Toys Industrial Co. Ltd. (“Xing Zhongyang”), is Mr. Xiaodong Ou, brother-in-law of Mr. Wei Lin. The balance due to Xin Zhongyang primarily consisted of advances for working capital.

China Direct Investments, Inc. is a principal shareholder of the Company. The balance on June 30, 2012 consisted of amounts China Direct Investments, Inc. advanced to the Company to pay certain legal and accounting fees.

NOTE 9 - OTHER PAYABLE

On June 30, 2012 other payable of $145,107 consisted of social security liability payable.

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the six months ended June 30, 2012 and 2011 were as follows:

	Net Sales		Accounts Receivable
	For six months ended June 30		June 30,	December 31,
	2012	2011	2012	2011
Pacific Toys (HK) Ltd	-	20.32%	-	22.7%
Aowei Trade	8.54%	-	8.7%	-
Guangdong Athletic Goods	-	-	19.0%	-
Poundland Far East Ltd	10.95%	10.38%	7.7%	10.2%
Dheeraj Impex	-	-	-	13.5%
Total	19.49%	30.70%	35.4%	46.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition

(ii)    Vendor Concentrations

Vendor purchase concentrations for June 30, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	For six months ended June 30,		June 30,	December 31,
	2012	2011	2012	2011
Universal Toys (HK) Ltd--(1)	4.64%	80.13%	7.8%	-
Changtai Toys (Prosperous Toys)	45.53%	-	21.9%	24.8%
Yintai International(Win Tide)	29.78%	-	13.5%	11.9%
Chenghua Weida Plastic Toys	-	-	-	-
Yade Plastic Toys	-	4.52%	-	-
Jiada Toys	7.6%	-	37.4%	-
Shantou Wanshun Toys	-	-	-	33.5%
Jinwei Corp Ltd.	-	-	-	21.7%
Total	87.55%	84.65%	80.6%	91.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

(iii)    Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents. As of June 30, 2012, substantially all of our cash and equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012
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

NOTE 11 - EARNINGS PER SHARE

In conjunction with the BT Brunei reverse acquisition of the Company on December 30, 2011, we issued Series B convertible preferred stock (“Series B Preferred Stock”) which is convertible into 820,016 shares of our common stock and Series C Preferred Stock which is convertible into 9,042,744 shares of our common stock, giving effect to the Reverse Stock Split. Conversion is conditioned on the Company effecting the Reverse Stock Split which has not been consummated as of June 30, 2012, and only after all relevant filings have been cleared and approved by regulatory agencies. Because the conditions could only be satisfied after the end of the reporting period of this report, in accordance with ASC 260 Earnings per Share, these shares were not included in the dilutive earnings per share (EPS) calculation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and footnotes for the second quarter and six months ended June 30, 2012 and 2011.

Overview

Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products. We conduct these operations through both BT Brunei, which focuses on export sales, and BT Shantou, which concentrates on domestic sales. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services, which represent transactions in which our customers do not request any change to toy products from the manufacturer’s sample, for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials.  For the first six months of 2012, our procurement services represented approximately 62.8% of our revenues and our OEM services generated about 37.2% of our revenues.

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. From a geographic perspective, outside of Asia which represented a majority of our revenues, the sales to Great Britain market and Turkey represented 15.75% and 11%, respectively, of our total revenues for the first six months ended June 30, 2012. We have a limited amount of sales to customers in the U.S., representing less than 1% of our sales in the first six months of 2012.

During the first six months of 2012, our three major customers represented approximately 25.36% of our total revenues. The products sourced to these top three customers are primarily battery-operated plastic toys and regular plastic toys. We purchase toy products from suppliers that are able to provide a large variety of selections with competitive pricing. We consistently review our suppliers’ product offerings and pricing policies and place orders with the most favorable offerings, which may result in change in our vendor concentration from time to time.  Since the beginning of 2012, Changtai Toys (Prosperous Toys) and Yintai International (Win Tide), unrelated third parties, have offered more competitive pricing than Universal Toys, a related party. As a result, we placed more business with these suppliers, and accordingly reduced our purchases from Universal Toys. In the first six months of 2012, Changtai Toys (Prosperous Toys) and Yintai International (Win Tide), respectively accounted for 45.53% and 29.78% of our toy purchases while in the first six months of 2011, 80.13% of our purchases were from Universal Toys.

In 2011, we began selling our Big Tree Magic Puzzle (3D) directly to Chinese domestic end consumers including children and grown-ups through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China. The sales from this segment represented less than 1% of our total revenue during 2011 and the first six months of 2012. During the rest of 2012, we expect to utilize our existing distribution channels in an effort to increase the sales of this proprietary product. In addition, and subject to the availability of additional capital, should sales of this product increase in the rest of 2012 we expect to open additional retail locations from which this propriety product can be offered. While we are in the early stages of planning these additional locations and have not finalized any of these expansion plan, including the target number of locations, we estimate that the cost for each location with be approximately $8,000 to $16,000.

In addition to a continued focus on increasing our revenues from our procurement and OEM sourcing services, and sales of our Big Tree Magic Puzzle (3D), our growth strategies include possibly opening satellite sales offices and branches in the U.S. and other cities in China as well as the potential acquisition of distributors.

Lastly, we are evaluating the financial and operating benefits of acquisitions which include Yunjia Fashion Clothing Co., Ltd. (“Yunjia”) and Xinzhongyang Toys Industrial Co., Ltd. (“Xinzhongyang”), both related parties. We believe that the possible acquisition of Yunjia which would include its commercial real estate property where our current offices and toy showroom is located, could provide us with additional space to permit us to expand our business services, including the addition of more showrooms and an OEM procurement center while controlling our overhead expenses.

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

Results of Operations

Our revenue recognition policy was changed in the second quarter of 2012. As described earlier in this report in Note 2 to our consolidated financial statements, starting in the second quarter of 2012, our revenue recognition was based on net reporting method for all sales revenues that do not meet the criteria for gross reporting method pursuant to ASC 605-45-45. This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45. Revenues for the 2011 periods included in this report are presented on a basis consistent with our current revenue recognition policy.

Our consolidated revenues for the second quarter of 2012 amounted to $9.9 million, an increase of $8.3 million over the same period in 2011. The increase in revenues for the second quarter of 2012 was primarily due to $7.2 million increase of sales revenues from BT Brunei, coupled with a $1.1 million increase from BT Shantou. The increase in sales attributable to BT Brunei, which was formed in April 2011, reflects revenues from this subsidiary for the entire three month period as compared to only a portion of the quarter in the 2011 period. In the second quarter of 2012, revenues reported on gross method accounted for 99.8% of our total revenue as compared with 65.2% for the same period in 2011.

Our sales revenues for the six months ended June 30, 2012 amounted to $15.7 million, an increase of $13.5 million over the same period in 2011. The increase in revenues was primarily due to a $12.5 million increase from BT Brunei, coupled with an increase of $1.0 million from BT Shantou. As set forth above, the increase in sales from BT Brunei also reflects reporting of revenues from that subsidiary for the entire six month period in 2012. For the six months ended June 30, 2012, revenues reported gross accounted for 99.6% of our total revenues, compared with 74.2% for the same period in 2011.

Our cost of revenues represents the cost of toy products we purchase from unrelated third parties which are sold to our customers and reported on a gross revenue basis. For sales revenue reported on a net revenue basis, there is no cost of revenue for those sales. Our cost of revenues were 92% for the second quarter of 2012 and the six months ended June 30, 2012 as compared to 59% and 67%, respectively, for the comparable periods in 2011. The decline in our gross profit margins in the 2012 periods is attributable to the decline in the percentage of our total revenues reported on a net basis in the 2012 periods. During the second quarter of 2012 and the six months ended June 30, 2012, sales attributable to BT Brunei had a gross margin of 7.5% and 8.0%, respectively, while sales attributable to BT Shantou had a gross margin of 11% in each of those periods.

Operating expenses in the second quarter of 2012, composed of selling and general and administrative expenses, increased 415% over the same period in 2011. Selling expense increased by $0.1 million in the second quarter of 2012 as compared to the same period in 2011, primarily due to increased salary paid to sales personnel, and was 1.4% and 1.6%, respectively, of our revenues in the 2012 and 2011 periods. General and administrative expenses increased by 398% in the second quarter of 2012 as compared to the same period in 2011. This increase was primarily due to higher salary and employee benefits due to increased labor cost in China.

For the six months ended June 30, 2012, operating expenses increased 522% over the same period in 2011. Selling expense increased by $0.2 million in the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to increased salary paid to sales personnel, and was 1.6% and 2.0%, respectively, of our revenues in the 2012 and 2011 periods. General and administrative expenses increased by 574% for the six months ended June 30, 2012 as compared to the same period in 2011. This increase was primarily due to higher salary and employee benefits due to increased labor cost in China.

We expect operating expenses to continue to increase during the balance of 2012, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Our net income for the second quarter of 2012 amounted to $0.5 million as compared to $0.6 million for the same period in 2011. The decrease was due primarily to higher operating expenses which more than offset higher gross profit. For the six months ended June 30, 2012, net income increased to $0.7 million, compared to $0.6 million for the same period in 2011. The increase was primarily due to higher revenues and gross profit partially offset by an increase of $0.5 million in selling, general and administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $2.4 million, including cash on hand of $0.7 million, as of June 30, 2012, as compared to a working capital of $1.6 million as of December 31, 2011.Our primary uses of cash have been for purchases of  toy products, including inventory, as well as selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products and working capital advances from related parties.

At June 30, 2012 and December 31, 2011, we maintained cash and cash equivalents of $647,452 and $246,532, respectively, in financial institutions located in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in China has been converted to U.S. dollars based on the exchange rate as of respective balance sheet dates. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Total current assets at June 30, 2012 increased by $3.9 million from December 31, 2011. The principal contributor to this change was an increase in accounts receivable which reflects sales increases during the second quarter of 2012, together with increases in advances to suppliers and prepaid expenses and inventories, in line with our growth in sales volume. Total current liabilities increased by $3.1 million at June 30, 2012 primarily due to an increase in accounts payable and accrued expenses, resulting from increased purchases to fulfill higher sales volume in the second quarter of 2012, together with increases in due to related parties and other payables. The increase in due to related parties reflects funds advanced to us by our Chairman and CEO, as well as other related parties, for working capital purposes.

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

We do not have any external sources of working capital. We may seek to raise capital through the sale of equity in our company. However, we are not a party to any agreement or understandings at this time and there are no assurances we will be able to raise capital on terms satisfactory to us, or at all.  If we are unable to raise additional capital as may be needed, our ability to grow our company and increase our revenues in future periods will be adversely impacted.

Cash Flows Analysis

CASH FLOW FROM OPERATING ACTIVITIES:

Net cash used in operating activities was $24,171 for the six months ended June 30, 2012, as compared to $0.1 million for the same period of 2011. The increase in cash outflow from operating activities for the six months ended June 30, 2012 was primarily due to an increase of $1.8 million in accounts receivable from higher sales and $1.4 million used for inventory to fulfill higher customer demand, partially offset by an increase of $1.6 million in due to related party from trading activities and an increase of $1.3 million in account payable and accrued expenses for higher toy purchases.

CASH FLOW FROM INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $0.1 million for the six months ended June 30, 2012 as a result of purchase of property, plant and equipment, compared to net cash proceeds from disposition of property, plant, and equipment of $0.3 million in the same period of 2011.

CASH FLOW FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2012, due to advances from related parties for working capital purposes, with no comparable amount for 2011.

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
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position, and

•
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

Revenue is accounted for in accordance with the ASC 605-45, reporting revenue either gross as a principal or net as an agent depending upon the nature of the sales transaction. Revenue is recognized on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When the Company does not meet the criteria for gross revenue recognition under ASC 605-45,  the Company reports the revenue on a net basis-see Note 2 for table on breakdown of revenue reporting computations for the quarter ended June 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012.

Based on this evaluation we concluded that as of June 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was a change in our internal control over financial reporting identified in connection with our evaluation during our second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting . In the second quarter of 2012, we changed our revenue recognition policy in accordance with ASC 605-45, “Revenue Recognition”, which is reflected under Note 2 of our consolidated financial statements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our company’s operation

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation - Incorporated by reference to the Company's Report filed on Form 10-SB filed on October 27, 1999.
3.2	By Laws - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.
3.3
Articles of Amendment to Articles of Incorporation designating Series B Convertible Preferred Stock and Series C Convertible Preferred Stock - Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on April 13, 2012.

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

10.32
Contract Manufacturing Agreement dated June 1, 2010 between Shantou Big Tree Toys Co., Ltd. and Shantou Xinzhongyang Toy Industrial Co., Ltd. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

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

10.57
Employment Agreement dated January 1, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin - - Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on April 13, 2012.

10.58
Employment Agreement dated December 31, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin - - Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on April 13, 2012.

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

TRANSAX INTERNATIONAL LIMITED.
Date: August 17, 2012	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: August 17, 2012	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (principal financial and accounting officer)