Form 10-K/A
period 2011-12-31
TRANSAX INTERNATIONAL LTD
filed 2012-08-31
CIK 1097896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
(Amendment #1)

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2012, the Board of Directors of Transax International Limited determined that the audited consolidated financial statements for the years ended December 31, 2011 and 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2011 could no longer be relied upon as a result of the retrospective application of a change in accounting principle. Previously, all of our revenues were recognized on a gross reporting basis. On August 16, 2012 our Board of Directors determined to change our revenue recognition policy for revenues associated with certain sales of products and to report such revenues on a net reporting basis. We determined that these revenues did not meet the criteria for gross reporting pursuant to Accounting Standards Codification (ASC) 605-45-45.

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 to include restated consolidated financial statements for 2011 which reflect the change in our revenue recognition method and to provide additional disclosure in response to comments from the staff of the Securities and Exchange Commission as follows:

▪
change revenue recognition method related to certain revenues from our sales from gross revenue reporting to net revenue reporting as reflected on the statement of operations and in Note 2 to the consolidated financial statements;

▪
provide further disclosure related to procurement services and arranging OEM services in Part I Item 1. Business and Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as to revise disclosure within Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the changes necessitated by the restatement;

▪	correct clerical errors in our balance sheet and cash flow statements; and
▪	provide further disclosure on income taxes in Note 10 to the consolidated financial statements.

We have subsequently determined that there was no need to restate our 2010 consolidated financial statements. This Form 10-K/A (Amendment No. 1) also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 hereof.  The remaining Items in this Form 10-K/A (Amendment No. 1) consist of all other items originally contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on April 13, 2012, does not reflect facts or events that may have occurred subsequent to the filing date of the original report, and does not modify or update in any way any other disclosures made in the original report, or subsequent to any periods for which disclosure was otherwise provided in the original report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the original report, including any amendments thereto.

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

•           "2011” refers to the year ended December 31, 2011,

•           "2010” refers to the year ended December 31, 2010, and

•           "2012” refers to the year ending December 31, 2012.

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

We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer.  We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer?痵 request, such as through changes in mechanical functionality, appearance, physical dimension, and materials.  During 2011 approximately 58% of our revenues were derived from procurement services and approximately 42% were derived from arranging for OEM services. We source a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showroom of approximately 21,528 square feet located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners.

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

Suppliers

We source our customer orders from local qualified manufacturers and trading companies. We also monitor the quality control process at the manufacturers’ facilities and inspect final products prior to delivery.   The majority of the products we sell are shipped directly to our customers by the supplier while the remainder are shipped to our warehouse where we inspect the final products and pack the customer orders into containers for shipping. For 2011, our top six suppliers represented 85.9% of our total purchase. During the period, our biggest supplier Universal Toys Trading (Hong Kong) Limited (the “Universal Toys”), a toy distributor and a related party, whose sole shareholder is the brother-in-law of our Chairman and CEO , accounted for approximately 77.8% of our total purchases. The other five suppliers, all of whom are unrelated parties, are all local toy manufacturers and each of them represented less than 10% of our total purchase.

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

The Reverse Merger

In December 2011 we completed a reverse merger pursuant to which we acquired BT Brunei. By way of background, in February 2011, the shareholders of BT Shantou, Mr. Wei Lin and Ms. Guihong Zheng, developed a plan to expand and obtain the benefits of a U.S. public company (the “Reorganization").  A key element of the Reorganization was to enter into a transaction with a public shell company in the United States by which the public shell company, would acquire operations based in the PRC, all in compliance with PRC law. Lins (HK) International Trading Limited ("BT Hong Kong") formed BT Brunei to acquire BT Shantou.  The second step in the Reorganization was for the BT Shantou shareholders to transfer their ownership interest in BT Shantou to BT Brunei.  The third step was for BT Brunei and BT Hong Kong to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire BT Brunei.

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

The Option Agreement granted Mr. Liu and Ms. Zheng the ability to obtain legal ownership of our shares issued to BT Hong Kong in the Share Exchange Agreement which is described belowfor a nominal amount per share provided that (i) BT Brunei entered into a Share Exchange Agreement with BT Hong Kong, and (ii) the Company meets certain performance targets for the period January 1, 2012 through December 31, 2013.

On December 30, 2011, we entered into a Share Exchange Agreement with BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Convertible Preferred Stock for 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Convertible Preferred Stock is convertible into one share of our common stock after giving effect to the Reverse Stock Split and will represent approximately 65% of our issued and outstanding shares of common stock. In connection with the closing of the Share Exchange Agreement, our former officers and directors resigned and our current officers and directors were appointed.  The transaction was accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Convertible Preferred Stock were accounted for as paid in capital of the Company. As a result of the consummation of the Share Exchange, BT Brunei and BT Shantou are now our wholly-owned subsidiaries.

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

Our business is subject to various laws, including China's National Safety Technical Code for Toys - GB 6657-2003 and Safety of Electric Toys – GB19865-2005. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

•	product liability claims;
•	loss of sales;
•	diversion of resources;
•	damage to our reputation;
•	increased warranty costs; and
•	removal of our products from the marke

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

Results of Operations

Our consolidated revenues for 2011 amounted to  $15.8 million, an increase of $13.1 million over 2010. In 2011, our consolidated revenues included sales revenues from BT Brunei and BT Shantou. The increase in revenues for 2011 was primarily due to revenues from BT Brunei sales. During the 2010 period, our consolidated revenues included sales revenues from BT Shantou only as BT Brunei was established after the 2010 period.  Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. BT Brunei is organized in the State of Brunei Darussalam which is a non-taxable jurisdiction. Sales revenues from BT Brunei are not subject to income taxes as compared to sales revenues from BT Shantou which are subject to a PRC tax rate of 25%. These operational costs savings have permitted the Company to leverage our export sales contacts to significantly expand the Company’s export sales in 2011 by permitting the Company to be more price competitive. As of our revenues in 2011 were generated from exports of toys, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to increase in 2012 over 2011 as we continue to expand our export sales efforts.

Cost of revenues was $13.6 million for 2011, an increase of  $11.1 million over 2010, while cost of revenues as a percentage of revenues decreased to 86.1%  in 2011 from 92.8% in 2010. Cost of revenues attributable to BT Brunei accounted for approximately $12.1 million in 2011. As a result of increased sales during the 2011 period, we were able to take advantage of more favorable pricing for both the cost of toy products from our suppliers and reduced costs in logistics services from increased volume.

 Our gross margin was $2.2 million for 2011, an increase of $2.0 million over 2010. In 2011, sales attributable to BT Brunei had a gross margin of 12.6% , while sales attributable to BT Shantou had a gross margin of 22.7% . As a percentage of revenues, gross margin was 13.9% for 2011, as compared to 7.2% for 2010. This increase was primarily due to higher sales and the resulting volume pricing discussed above, as well as the impact of a larger portion of revenues reported on a net basis, which cost of goods sold was netted with sales revenues.

Operating expenses, composed of selling and general and administrative expenses, amounted to $0.5 million for 2011, an increase of $0.3 million over 2010.  Selling expense increased by $49,272 in 2011 as compared to 2010, primarily due to higher salaries paid to sales employees due to additional sales employees . General and administrative expenses increased 115% in 2011 as compared to 2010. This increase was primarily due to higher salary and employee benefits of approximately $0.1 million for administrative employees . We expect operating expenses to continue to increase in 2011, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase. In addition, while we know that there is an embedded element of tax savings in our volume/pricing strategy which will reduce our expenses, we are unable at this point to provide a quantifiable impact while considering the offsetting increases in selling expenses and general and administrative expenses.

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

Our net income for 2011 amounted to $1.6 million as compared to a net loss of  $0.1million for 2010. The increase was primarily due to higher revenues and gross profit partially offset by an increase of  $0.3 million in selling, general and administrative expenses.

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

Cash Flows Analysis

NET CASH FLOW  PROVIDED BY OPERATING ACTIVITIES:

Net cash provided by operating activities was $0.6 million for 2011, as compared to $0.3 million for 2010. The increase was primarily due to $1.6 million in net income and an increase of $1.7 million in accounts payable, accrued expenses and advance from customers, partially offset by an increase of $2.9 million in accounts receivable from higher sales.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash provided by investing activities amounted to $0.2 million for 2011 as a result of proceeds received from disposition of building, with no comparable investing activity for 2010.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities was $0.5 million for 2011, as compared to $0.2 million for 2010. The net cash used in financing activities in 2011 was  primarily due to a repayment of $0.5 million to a related party while the net cash used in financing activities for 2010 was primarily due to repayments to related party.

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

Revenue is accounted for in accordance with the ASC 605-45, reporting revenue either gross as a principal or net as an agent depending upon the nature of the sales transaction. Revenue is recognized on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When the Company does not meet the criteria for gross revenue recognition under ASC 605-45, the Company reports the revenue on a net basis-See Note 2 to the consolidated financial statements  for details on computation of net and gross reporting methods.

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

PART III

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

·	understands generally U.S. GAAP and financial statements,
·	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
·	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
·	understands internal controls over financial reporting, and
·	understands audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, except as set forth below executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2011:

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

How our Chief Executive Officer’s compensation is determined

Mr. Lin’s compensation arrangement

Mr. Lin’s compensation for 2011 was determined pursuant to the terms of a one year employment agreement between Mr. Lin and BT Shantou. Under the terms of this agreement, Mr. Lin received base compensation of RMB5,000 ($775) from January 2011 through June 2011, RMB15,000 ($2,323) for July 2011 and RMB13,000 ($2,014) from August 2011 through December 2011. He is entitled to certain insurance benefits and paid holiday and vacation time. The agreement may be terminated upon certain conditions by either party, in which event there are no severance or other payment due. On December 31, 2011 Mr. Lin and BT Shantou entered into a new one year employment agreement upon substantially the same terms and conditions which provides for compensation of RMB15,000 ($2,323) per month.

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

•           on June 1, 2010 BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang to produce the Big Tree Magic Puzzle (3D). The Chief Executive Officer of BT Shantou, Ms. Guihong Zheng, owns a 16.7% equity interest in Xinzhongyang. Ms. Zheng is the wife of Mr. Wei Lin.  Mr. Lin, Chairman of BT Shantou, owns the remaining 83.3% equity interest in Xinzhongyang. Sales of the Big Tree Magic Puzzle (3D) represented less than 1% of our revenues in 2011.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation - Incorporated by reference to the Company's Report filed on Form 10-SB filed on October 27, 1999.
3.2	By Laws - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.
3.3	Articles of Amendment to Articles of Incorporation designating Series B Convertible Preferred Stock and Series C Convertible Preferred Stock ***
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

10.30
Quota purchase and sale agreement and other covenants date April 4, 2011 related to sale of Medlink Conectividade Em Saъde Ltda. - Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K as filed with the SEC on April 8, 2011.

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

10.57	Employment Agreement dated January 1, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin ***
10.58	Employment Agreement dated December 31, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin ***
14.1	Code of Ethics - Incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.
16.1	Letter dated April 10, 2012 from MSPC Certified Public Accountants and Advisors – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 11, 2012.
21.1	Subsidiaries of the Registrant. ***
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*    Filed herein.

**   In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

***        Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAX INTERNATIONAL LIMITED

Dated: August 31 , 2012	By: /s/ Wei Lin
Wei Lin, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Lin	Chief Executive Officer and Chairman of the Board of Directors	August 31 , 2012
Wei Lin

/s/ Jiale Cai	Chief Financial Officer	August 31 , 2012
Jiale Cai

/s/ Chaojun Lin	Director	August 31 , 2012
Chaojun Lin

/s/ Chaoqun Xian	Director	August 31 , 2012
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

To the Board of Directors and Shareholders of Transax International Limited,

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

The accompanying financial statements have been restated to give effect to the change of revenue recognition policy (see Note 2).

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 30, 2012, except for Note 2, as to which the date is August 31, 2012.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF BALANCE SHEETS
(RESTATED)
	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$246,720	$44,377
Accounts receivable (net of allowance of $26,578 and $0, respectively)	2,987,379	57,213
Inventories	699	121,567
Other receivable	266,318	145,448
Prepaid taxes	-	26,926
Due from related parties	66,597	-
Advance to suppliers and prepaid expenses	80,978	308,285
Total Current Assets	3,648,691	703,816

NON-CURRENT ASSETS

Fixed assets, net	131,812	297,796
Intangible assets, net	13,558	-

Total Assets	$3,794,061	$1,001,612

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$935,666	$95,725
Advance from customers	941,750	16,433
Salaries payable	23,330	-
Tax payable	2,123	-
Due to related parties	138,814	685,878
Total Current Liabilities	2,041,683	798,036

Total Liabilities	2,041,683	798,036

SHAREHOLDERS' EQUITY:
Series B convertible preferred stock, 5,000,000 shares authorized; 3,362,760 shares outstanding at December 31, 2011 and 2010.	-	-
Series C convertible preferred stock, 6,500,00 shares authorized; 6,500,000 shares outstanding at December 31, 2011 and 2010.	-	-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively)	961	-
Additional paid-in capital	691,748	697,045
Retained earnings (Accumulated deficit)	1,072,327	(537,334)
Accumulated other comprehensive (loss) income	(12,658)	43,865
Total Shareholders' Equity	1,752,378	203,576
Total Liabilities and Shareholders' Equity	$3,794,061	$1,001,612

See notes to financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	(RESTATED)
	December 31, 2011	December 31, 2010

Revenues	$15,785,510	$2,193,725
Revenues – related party	-	537,745
Total revenues	15,785,510	2,731,470

Cost of revenues	13,595,406	2,533,951
Gross profit	2,190,104	197,519

OPERATING EXPENSES
Selling	133,208	83,936
General and administrative	416,707	194,172
Total operating expenses	549,915	278,108

Operating income (Loss)	1,640,189	(80,589)

OTHER INCOME (EXPENSES):
Other income (expenses)	3,669	(7,152)
Interest income	289	396
Total other income (expenses)	3,958	(6,756)

Income (loss) before income taxes	1,644,147	(87,345)

Income taxes	(34,486)	(7,212)
Net income (loss)	$1,609,661	$(94,557)

COMPREHENSIVE INCOME (LOSS):

Net income (loss)	$1,609,661	$(94,557)
Foreign currency translation loss	(56,523)	(7,530)

COMPREHENSIVE INCOME (LOSS)	$1,553,138	$(102,087)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Basic	-	-
Diluted	-	-
Basic weighted average common shares outstanding	-	-
Diluted weighted average common shares outstanding	-	-

See notes to financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock Shares	Common Stock Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)

Balance, December 31, 2009	-	-	$241,934	$(442,777)	$51,395	$(149,448)

Paid in Capital 2010	-	-	455,111	-	-	455,111
Comprehensive income:
Net loss for the year	-	-	-	(94,557)	-	(94,557)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	-	(7,530)	(7,530)

Balance, December 31, 2010	-	-	697,045	(537,334)	43,865	203,576

Adjustment for reverse acquisition	96,078,960	$961	(5,297)			(4,336)
Comprehensive income:
Net income for the year	-	-	-	1,609,661	-	1,609,661
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	-	(56,523)	(56,523)

Balance, December 31, 2011	96,078,960	$961	$691,748	$1,072,327	$(12,658)	$1,752,378

See notes to consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(RESTATED)
	For the Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,609,661	$(94,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,822	6,078
Gain on disposition of property – related party	(29,036)	-
Bad debt expense	26,578
Changes in current assets and liabilities:
Accounts receivable	(2,881,692)	348,093
Advance to suppliers	258,549	(288,601)
Prepaid expenses and other current assets	(214,629)	168,112
Inventories	123,467	272,742
Accounts payable and accrued expenses	835,790	(135,114)
Other payables	5,548	-
Due from related party	(66,597)
Taxes payable	2,089	-
Advance from customers	910,069	4,393
Net cash provided by operating activities	588,619	281,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets (software)	(13,343)	-
Purchase of fixed assets	(70,148)
Proceeds from disposition of property – related party	301,648	-
Net cash provided by investing activities	218,157	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related party	(547,064)	(696,072)
Proceeds from shareholders’ equity investment	-	455,111
Net cash (used in) financing activities	(547,064)	(240,961)

Effect of exchange rate on cash	(57,369)	(10,130)
Net increase in cash	202,343	30,055

Cash - beginning of year	44,377	14,322

Cash – end of year	$246,720	$44,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$34,486	$7,212
Cash paid for interest	-	-

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

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiary. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer.  We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. The majority of BT Brunei revenues were from OEM services. During 2011 approximately 58% of our consolidated revenues were derived from procurement services and approximately 42% were derived from arranging for OEM services.  We sources a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showroom of approximately 21,528 square feet located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners.

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

Revenue recognition (AS RESTATED)

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

     In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

(AS RESTATED) Revenue Recognition (1)
	2011			2010
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$14,889,132	-	$14,889,132	$2,731,470	-	$2,731,470
Net Revenues from sales reported on net basis	-	$896,378	$896,378	-	$-	$-
Total Revenues	$14,889,132	$896,378	$15,785,510	$2,731,470	$-	$2,731,470

(1)           Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 11 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

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

Recently issued accounting pronouncements

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other ,which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. The adoption of ASU 2011-08 does not have an impact on our consolidated financial statements.

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

NOTE 3 – ADVANCE TO SUPPLIERS AND PREPAID EXPENSES

Advance to suppliers and prepaid expenses consisted of the following:

	December 31, 2011	December 31, 2010

Advance to suppliers	$44,442	$295,987
Prepaid expenses	36,536	12,298
Total	$80,978	$308,285

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

BT Brunei was incorporated in the State of Brunei Darussalam, and is not subject to any corporate income taxes in accordance to the laws and regulations of that country. Due to the nature of BT Brunei’s operations and sales to export customers, BT Brunei is not subject to PRC income tax, Since BT Brunei is not engaged in operations or sales within the PRC, and management does not expect to repatriate earnings of BT Brunei for use in China, there would not be potential income tax implications. As we entered into the Share Exchange Agreement with our US parent on December 30, 2011, there was minimal recorded US operation for the years ended December 31, 2011 and 2010.

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2011	2010
U.S. Operations	$-	$-
Brunei Operations (BT Brunei)	1,506,203
Chinese Operations (BT Shantou)	137,944	(87,345)
Total	$1,644,147	$(87,345)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2011	2010
Federal, State and Local	$-	$-
Peoples Republic of China - Federal and Local	34,486	7,212
Total	$34,486	$7,212

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