Form 10-Q/A
period 2012-03-31
TRANSAX INTERNATIONAL LTD
filed 2012-08-31
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A
(Amendment #1)

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 17, 2012, the Board of Directors of Transax International Limited determined that the consolidated financial statements for three months ended March 31, 2012 and 2011 included in our Quarterly Report on Form 10-Q for the period ended March 31 2012 could no longer be relied upon as a result of the retrospective application of a change in accounting principle. Previously, all of our revenues were recognized on a gross reporting basis. On August 16, 2012 our Board of Directors determined to change our revenue recognition policy for revenues associated with certain sales of products and to report such revenues on a net reporting basis. We determined that these revenues did not meet the criteria for gross reporting pursuant to Accounting Standards Codification (ASC) 605-45-45.

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 to include restated consolidated financial statements which reflect the change in our revenue recognition method and to provide additional disclosure in response to comments from the staff of the Securities and Exchange Commission as follows:

▪
change revenue recognition method related to certain revenues from our sales from gross revenue reporting to net revenue reporting as reflected on the statement of operations and in Note 2 to the consolidated financial statements;

▪
provide further disclosure related to procurement services and arranging OEM services in Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as to revise disclosure within Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the changes necessitated by the restatement;

▪	correct clerical errors in our balance sheet and cash flow statements; and
▪	provide further disclosure on income taxes in Note 10 to the consolidated financial statements.

This Form 10-Q/A (Amendment No. 1) also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1 hereof.  The remaining Items in this Form 10-K/Q (Amendment No. 1) consist of all other items originally contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2012 as filed on May 15, 2012, does not reflect facts or events that may have occurred subsequent to the filing date of the original report, and does not modify or update in any way any other disclosures made in the original report, or subsequent to any periods for which disclosure was otherwise provided in the original report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the original report, including any amendments thereto.

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

iii

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF BALANCE SHEETS
	(RESTATED)
	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$176,260	$246,720
Accounts receivable (net of allowance of $26,746 and $26,578, respectively)	3,981,833	2,987,379
Advance to suppliers and prepaid expenses	207,860	80,978
Inventories	522,661	699
Due from related parties	-	66,597
Other receivable	286,029	266,318
Total Current Assets	5,174,643	3,648,691

NON-CURRENT ASSETS

Fixed assets, net	124,449	131,812
Intangible assets, net	12,876	13,558

Total Assets	$5,311,968	$3,794,061

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,379,565	$935,666
Advance from customers	922,777	941,750
Salaries payable	70,495	23,330
Tax payable	4,064	2,123
Due to related parties	603,819	138,814
Other payable	226,692	-

Total Current Liabilities	3,207,412	2,041,683

Total Liabilities	3,207,412	2,041,683

SHAREHOLDERS' EQUITY:
Series B convertible preferred stock (5,000,000 shares authorized, 3,362,760 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	-	-
Series C convertible preferred stock (6,500,000 shares authorized, 6,500,000 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at March 31, 2012 and December 31, 2010, respectively)	961	961
Additional paid-in capital	691,748	691,748
Retained earnings	1,300,715	1,072,327
Accumulated other comprehensive (loss) income	111,132	(12,658)
Total Shareholders' Equity	2,104,556	1,752,378
Total Liabilities and Shareholders' Equity	$5,311,968	$3,794,061

See notes to unaudited consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	(RESTATED)	(RESTATED)
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$4,752,085	$259,903
Cost of revenues	4,231,063	202,776
Gross profit	521,022	57,127

OPERATING EXPENSES
Selling	127,489	19,759
General and administrative	179,468	17,477
Total operating expenses	306,957	37,236

Operating income	214,065	19,891

OTHER INCOME (EXPENSES):
Other expenses	14,189	(1,025)
Interest income	134	32
Total other expenses	14,323	(993)

Income before income taxes	228,388	18,898

Income taxes	-	(3,812)
Net income	$228,388	$15,086

COMPREHENSIVE INCOME (LOSS):

Net income	$228,388	$15,086
Foreign currency translation gain (loss)	123,790	(7,530)

COMPREHENSIVE INCOME	$352,178	$7,556

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic	$0.00	$-
Diluted	$0.00	$-
Basic weighted average common shares outstanding	96,078,960	-
Diluted weighted average common shares outstanding	96,078,960	-

See notes to unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(RESTATED) For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$228,388	$15,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,480	1,564
Changes in current assets and liabilities:
Accounts receivable	(977,737)	(215,495)
Advance to suppliers	(31,830)	63,678
Prepaid expenses and other current assets	(47,977)	1,219
Inventories	(523,166)	17,443
Accounts payable and accrued expenses	491,743	33,679
Other payables	201,484	68,480
Due to related party	188,139	-
Taxes payable	1,932	4,806
Advance from customers	(25,014)	1,060
CASH USED IN OPERATING ACTIVITIES	(484,558)	(8,480)

INVESTING ACTIVITIES:
Purchase of fixed assets	(521)	-
CASH USED IN INVESTING ACTIVITIES	(521)	-

FINANCING ACTIVITIES:
Increase in due to related parties	276,866
Proceeds from notes payable	20,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	296,866

EFFECT OF EXCHANGE RATE ON CASH	117,753	253
Net increase in cash	(70,460)	(8,227)

Cash - beginning of year	246,720	44,377

Cash – end of year	$176,260	$36,150
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$10,461	$2,337

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

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiary. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer.  We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials.  During the first quarter of 2012 approximately 43.5% of our consolidated revenues were derived from procurement services and approximately 56.5% were derived from arranging for OEM services.  We sources a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showroom of approximately 21,528 square feet located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

(AS RESTATED) Revenue Recognition (1)
	For the first quarter of 2012			For the first quarter of 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$4,614,486	-	$4,614,486	$225,627	-	$225,627
Net Revenues from sales reported on net basis	-	$137,599	$137,599	-	$34,276	$34,276
Total Revenues	$4,614,486	$137,599	$4,752,085	$225,627	$34,276	$259,903

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

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

(ii)    Vendor Concentrations

Vendor purchase concentrations for March 31, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	For three months ended March 31,		March 31, December 31,
	2012	2011	2012	2011
Universal Toys (HK) Ltd--(1)	8.1%		14.8%	-
Changtai Toys (Prosperous Toys)	48.3%	-	46.5%	24.8%
Yintai International (Win Tide)	28.7%		17.8%	11.9%
Chenghua Weida Plastic Toys		22.0%
Yade Plastic Toys		17.2%
Huada Toys		10.3%
Shantou Wanshun Toys				33.5%
Jinwei Corp Ltd.	-	-		21.7%
Total	85.1%	49.5%	79.1%	91.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

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

Overview

Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products. We conduct these operations through both BT Brunei, which focuses on export sales, and BT Shantou, which concentrates on domestic sales. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. During the first quarter of 2012 approximately 43.5% of our revenues were derived from procurement services and approximately 56.5% were derived from arranging for OEM services.  We sources a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers.

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

We purchase toy products from suppliers that are able to provide a large variety of selections with competitive pricing. We consistently review our suppliers’ product offerings and pricing policies and place orders with the most favorable offerings, which may result in change in our vendor concentration from time to time.  Since the beginning of 2012, Changtai (Prosperous Toys) and Yintai (Win Tide International), unrelated third parties, have offered more competitive pricing than Universal Toys. As a result, the Company placed more business with these suppliers, and accordingly reduced its purchases from Universal Toys.

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

Results of Operations

Our consolidated revenues for the first quarter of 2012 amounted to  $4.8 million, an increase of $4.5 million over the same period in 2011. The increase in revenues for the first quarter of 2012 was primarily due to $4.5 million of sales revenues from BT Brunei.

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

 Cost of revenues was $4.2 million for the first quarter of 2012, an increase of  $4.0 million over the same period of 2011, while cost of revenues as a percentage of revenues increased to 89.0%  in the first quarter of 2012 from 78.0% in the same period of 2011. The increase in cost of revenues was primarily due to $4.1 million of cost of sales from BT Brunei, partially offset by a decrease of $0.1 million from BT Shantou. As a result of increased sales during the 2011 period, we were able to take advantage of more favorable pricing for both the cost of toy products from our suppliers and reduced costs in logistics services from increased volume.

 Our gross profit was $0.5 million for the first quarter of 2012, an increase of $0.5 million over the same period of 2011. Sales attributable to BT Brunei had a gross margin of 10.4% , while sales attributable to BT Shantou had a gross margin of 23.0% . Our consolidated gross margin was 11.0% for the first quarter of 2012 as compared to 22.0% for the same period in 2011. This decrease was primarily due to larger amount of revenue reported on the net basis in 2012, which cost of goods sold was netted with sales revenues.

Operating expenses, composed of selling and general and administrative expenses, amounted to $0.3 million for the first quarter of 2012, an increase of $0.3 million over the same period in 2011. Selling expense increased by $0.1 million in the first quarter of 2012 as compared to the same period in 2011, primarily due to higher salary and employee benefits paid for selling employees. General and administrative expenses increased by $0.2 million in the first quarter of 2012 as compared to the same period in 2011. This increase was primarily due to higher salary and employee benefits of approximately $0.1 million for administrative employees. We expect operating expenses to continue to increase in 2011, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

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

Total current assets at March 31, 2012 increased by $1.5 million from December 31, 2011. The principal contributor to this change was an increase in accounts receivable, primarily due to timing differences resulting from higher sales volume and delay in collections from customers for  the first quarter of 2012 , together with increases in advances to suppliers and prepaid expenses and inventories. Total current liabilities increased by $1.0 million at March 31, 2012 primarily due to an increase in accounts payable and accrued expenses, which was a result of increased purchases to fulfill higher sales volume in the first quarter of 2012, together with increases in due to related parties and other payables.  The increase in due to related parties is reflects funds advanced to us by our Chairman and CEO, as well as other related parties, for working capital.

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

Cash Flows Analysis

NET CASH FLOW (USED IN)/ PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was $0.5 million for the first quarter of 2012, as compared to net cash used in operating activities of $8,480 for the same period of 2011. The increase in cash outflow from operating activities for the first quarter of 2012 was primarily due to an increase of $1.0 million in accounts receivable from higher sales and $0.5 million used for inventory to fulfill higher customer demand, partially offset by a decrease of $0.7 million in prepaid expenses and other current assets and an increase of $0.5 million in account payable from higher level of products purchased and an increase of $0.4 million from other payable and due to related parties for toy products received but not yet paid.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $521 for the first quarter of 2012 as a result of purchase of property, plant and equipment with no comparable amount for 2011.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash provided by financing activities was $0.3 million for the first quarter of 2012, due to an increase in due to related parties for working capital advances and a loan we obtained for working capital purpose with no comparable amount for 2011.

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

Revenue is accounted for in accordance with the ASC 605-45, reporting revenue either gross as a principal or net as an agent depending upon the nature of the sales transaction. Revenue is recognized on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When the Company does not meet the criteria for gross revenue recognition under ASC 605-45, the Company reports the revenue on a net basis -See Note 2 for details on computation of net and gross reporting methods.

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

TRANSAX INTERNATIONAL LIMITED.
Date: August 31 , 2012	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: August 31 , 2012	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (principal financial and accounting officer)