Form 10-Q/A
period 2012-06-30
TRANSAX INTERNATIONAL LTD
filed 2012-08-31
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012, the Board of Directors of Transax International Limited determined that the consolidated financial statements for three and months ended June 30, 2012 and 2011 included in our Quarterly Report on Form 10-Q for the period ended June 30, 2012 could no longer be relied upon as a result of errors in the application of our newly adopted revenue recognition policy.  We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 and 2011 to include a restated consolidated statement of operations, a revised Note 2 -Revenue Recognition Policy and Presentation and changes to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations which are necessitated by the restatement.

        This Form 10-Q/A (Amendment No. 1) contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1 hereof.  The remaining items in this Form 10-Q/A (Amendment No. 1) consist of all other items originally contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2012, does not reflect facts or events that may have occurred subsequent to the filing date of the original report, and does not modify or update in any way any other disclosures made in the original report, or subsequent to any periods for which disclosure was otherwise provided in the original report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the original report, including any amendments thereto.

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

See notes to unaudited consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	(RESTATED) Three Months Ended		(RESTATED) Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$5,960,742	$4,050,389	$10,712,827	$4,310,292
Cost of revenues	5,154,695	3,371,121	9,385,758	3,573,897
Gross profit	806,047	679,268	1,327,069	736,395

Operating expenses:
Selling expenses	130,774	26,170	258,263	45,929
General and administrative	173,937	34,953	353,405	52,430
Total operating expenses	304,711	61,123	611,668	98,359

Operating income	501,336	618,145	715,401	638,036

Other income (expenses):
Other income	17,499	16,728	31,688	15,703
Interest (expenses) income	(345)	88	(211)	120
Total other income	17,154	16,816	31,477	15,823

Net Income before income taxes	518,490	634,961	746,878	653,859

Income taxes	-	6,815	-	10,627

Net Income	$518,490	$628,146	$746,878	$643,232

Comprehensive Income:

Net Income	$518,490	$628,146	$746,878	$643,232

Foreign currency translation gain	809	10,885	124,599	3,355

Comprehensive income	$519,299	$639,031	$871,477	$646,587

Basic and diluted income per common share		-		-
Basic	$0.01	-	$0.01	-
Diluted	0.01		0.01
Basic weighted average common shares outstanding	96,078,960	-	96,078,960	-
Diluted weighted average common shares outstanding	96,078,960	-	96,078,960	-

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

(AS RESTATED) Revenue Recognition (1)
	For the Second Quarter of 2012			For the Second Quarter of 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$5,584,344	-	$5,584,344	$3,774,450	-	$3,774,450
Net Revenues from sales reported on net basis	-	$376,398	$376,398	-	$275,939	$275,939
Total Revenues	$5,584,344	$376,398	$5,960,742	$3,774,450	$275,939	$4,050,389

(AS RESTATED) Revenue Recognition (1)
	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$10,198,830	-	$10,198,830	$4,000,077	-	$4,000,077
Net Revenues from sales reported on net basis	-	$513,997	$513,997	-	$310,215	$310,215
Total Revenues	$10,198,830	$513,997	$10,712,827	$4,000,077	$310,215	$4,310,292

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

Our consolidated revenues for the second quarter of 2012 amounted to  $6.0 million, an increase of $1.9 million over the same period in 2011. The increase in revenues for the second quarter of 2012 was primarily due to $1.4 million increase of sales revenues from BT Brunei, coupled with a $0.5 million increase from BT Shantou. The increase in sales attributable to BT Brunei, which was formed in April 2011, reflects revenues from this subsidiary for the entire three month period as compared to only a portion of the quarter in the 2011 period.

Our sales revenues for the six months ended June 30, 2012 amounted to  $10.7 million, an increase of $6.4 million over the same period in 2011. The increase in revenues was primarily due to a $5.9 million increase from BT Brunei, coupled with an increase of $0.5 million from BT Shantou. As set forth above, the increase in sales from BT Brunei also reflects reporting of revenues from that subsidiary for the entire six month period in 2012.

Our cost of revenues represents the cost of toy products we purchase and sell to our customers and are reported on a gross revenue basis. For sales revenue reported on a net revenue basis, there is no cost of revenue for those sales. Our cost of revenues were 86.5% for the second quarter of 2012 and 87.6% for the six months ended June 30, 2012 as compared to 83.2% and 82.9%, respectively, for the comparable periods in 2011. The increase in our gross profit margins in the 2012 periods is attributable to higher sales volume that enabled us to obtain more favorable pricing from our suppliers. During the second quarter of 2012 and the six months ended June 30, 2012, sales attributable to BT Brunei had a gross margin of 11.6% and 11.0% , respectively, while sales attributable to BT Shantou had a gross margin of 23.6% and 23.5% , respectively.

Operating expenses in the second quarter of 2012, composed of selling and general and administrative expenses, increased 398.5% over the same period in 2011. Selling expense increased by $0.1 million in the second quarter of 2012 as compared to the same period in 2011, primarily due to increased salary paid to sales personnel, and was 2.2% and 0.7%, respectively, of our revenues in the 2012 and 2011 periods. General and administrative expenses increased by 398% in the second quarter of 2012 as compared to the same period in 2011. This increase was primarily due to higher salary and employee benefits due to increased labor cost in China.

For the six months ended June 30, 2012, operating expenses increased 522% over the same period in 2011. Selling expense increased by $0.2 million in the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to increased salary paid to sales personnel, and was 2.4% and 1.1% , respectively, of our revenues in the 2012 and 2011 periods. General and administrative expenses increased by 574% for the six months ended June 30, 2012 as compared to the same period in 2011. This increase was primarily due to higher salary and employee benefits due to increased labor cost in China.

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

10.42
Consulting Agreement dated December 30, 2011 between Transax International Limited and China Direct Investments, Inc. and Capital One Resource Co., Ltd.. ?C Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

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