Form 10-Q
period 2012-09-30
TRANSAX INTERNATIONAL LTD
filed 2012-11-13
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 96,078,960 shares of common stock are issued and outstanding as of November 5, 2012.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
FORM 10-Q
September 30, 2012

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

PART 1 – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$33,915	$246,720
Accounts receivable (net of allowance of $26,718 and $26,578, respectively)	6,230,598	2,987,379
Advance to suppliers and prepaid expenses	372,220	80,978
Inventories	587,175	699
Due from related parties	54,083	66,597
Other receivable	558,965	266,318
Total Current Assets	7,836,956	3,648,691

NON-CURRENT ASSETS:

Property, plant and equipment, net	205,186	131,812
Intangible assets, net	11,329	13,558

Total Assets	$8,053,471	$3,794,061

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,527,413	$935,666
Advance from customers	63,376	941,750
Salaries payable	55,178	23,330
Taxes payable	4,060	2,123
Due to related parties	2,630,710	138,814
Other payable	211,888	-
Total Current Liabilities	4,492,625	2,041,683

Total Liabilities	4,492,625	2,041,683

SHAREHOLDERS' EQUITY:
Series B convertible preferred stock (No par value, 5,000,000 shares authorized, 3,362,760 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	-	-
Series C convertible preferred stock (No par value, 6,500,000 shares authorized, 6,500,000 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	961	961
Additional paid-in capital	691,748	691,748
Retained earnings	2,761,356	1,072,327
Accumulated other comprehensive income (loss)	106,781	(12,658)
Total Shareholders' Equity	3,560,846	1,752,378
Total Liabilities and Shareholders' Equity	$8,053,471	$3,794,061

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$8,608,084	$6,835,803	$19,320,911	$11,146,095
Cost of revenues	7,325,288	5,932,644	16,711,046	9,506,542
Gross profit	1,282,796	903,159	2,609,865	1,639,553

Operating expenses:
Selling expenses	141,300	45,600	399,563	91,529
General and administrative	203,247	278,155	556,653	330,584
Total operating expenses	344,547	323,755	956,216	422,113

Operating income	938,249	579,404	1,653,649	1,217,440

Other income (expenses):
Other income	5,148	1,385	36,836	17,088
Interest (expenses) income	(172)	73	(383)	194
Total other income	4,976	1,458	36,453	17,282

Net income before income taxes	943,225	580,862	1,690,102	1,234,722

Income taxes	1,075	9,572	1,075	20,199

Net income	$942,150	$571,290	$1,689,027	$1,214,523

Comprehensive Income:

Net income	$942,150	$571,290	$1,689,027	$1,214,523

Foreign currency translation (loss) gain	(5,160)	22,116	119,439	25,471

Comprehensive income	$936,990	$593,406	$1,808,466	$1,239,994

Basic and diluted income per common share
Basic	$0.01	-	$0.02	-
Diluted	$0.01	-	$0.02	-
Basic weighted average common shares outstanding	96,078,960	-	96,078,960	-
Diluted weighted average common shares outstanding	96,078,960	-	96,078,960	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$1,689,027	$1,214,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,785	7,804
Gain on disposition of property, plant and equipment	-	(29,036)
Changes in current assets and liabilities:
Accounts receivable	(3,232,848)	(3,783,351)
Advance to suppliers	(31,546)	192,924
Prepaid expenses and other current assets	(551,482)	(77,469)
Inventories	(587,448)	(94,097)
Accounts payable and accrued expenses	625,185	124,337
Due to related party	2,034,707	596,078
Due from related party	12,887	-
Other payables	206,564	392,286
Taxes payable	1,930	21,442
Advance from customers	(884,807)	871,323
NET CASH USED IN OPERATING ACTIVITIES	(676,046)	(563,236)

INVESTING ACTIVITIES:
Purchase of intangible assets (software)	-	(14,020)
Proceeds from disposition of property, plant and equipment	-	301,648
Purchase of property, plant and equipment	(112,351)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(112,351)	287,628

FINANCING ACTIVITIES:
Increase in due to related party	551,225	384,868
NET CASH PROVIDED BY FINANCING ACTIVITIES	551,225	384,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,367	(13,895)

NET (DECREASE) INCREASE IN CASH	(212,805)	95,365

CASH - beginning of period	246,720	44,377

CASH - end of period	$33,915	$139,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$11,316	$20,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

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

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiary. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. For the first nine months of 2012, our OEM services generated about 30.5% of our total sales and procurement services accounted for approximately 69.5% of our total sales. We sources a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showroom of approximately 21,528 square feet located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying financial statements as of and for the nine months ended September 30, 2012 and 2011, reflect the consolidated financial position and result of operations of BT Brunei and BT Shantou, as BT Shantou became the wholly-owned subsidiary of BT Brunei in 2011.

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

As of September 30, 2012	RMB 6.3190 to $1.00
As of December 31, 2011	RMB 6.3523 to $1.00
Three months ended September 30, 2012	RMB 6.3200 to $1.00
Three months ended September 30, 2011	RMB 6.4034 to $1.00
Nine months ended September 30, 2012	RMB 6.3085 to $1.00
Nine months ended September 30, 2011	RMB 6.4884 to $1.00

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

Inventory

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. As of September 30, 2012 and December 31, 2011, there were no charges for inventory reserve provision.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

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

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of September 30, 2012 and December 31, 2011.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the Third Quarter of 2012			For the Third Quarter of 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$8,013,313	-	$8,013,313	$6,490,856	-	$6,490,856
Net Revenues from sales reported on net basis	-	$594,771	$594,771	-	$344,947	$344,947
Total Revenues	$8,013,313	$594,771	$8,608,084	$6,490,856	$344,947	$6,835,803

Revenue Recognition (1)
	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$18,212,143	-	$18,212,143	$10,490,933	-	$10,490,933
Net Revenues from sales reported on net basis	-	$1,108,768	$1,108,768	-	$655,162	$655,162
Total Revenues	$18,212,143	$1,108,768	$19,320,911	$10,490,933	$655,162	$11,146,095

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

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

Recently issued accounting pronouncements

In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

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

NOTE 3 – ADVANCE TO SUPPLIERS AND PREPAID EXPENSES

Advance to suppliers and prepaid expenses consisted of the following:

	September 30, 2012	December 31, 2011

Advance to suppliers	$75,171	$44,442
Prepaid expenses	297,049	36,536
Total	$372,220	$80,978

Prepaid expenses reflect the amount paid for advertising that has not been utilized.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

NOTE 4 – OTHER RECEIVABLE

Other receivable mainly consists of export tax refund from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The maximum statutory tax refund rate is approximately 17%. Other receivable consisted of the following:

	September 30, 2012	December 31, 2011

Tax refund receivable	$541,310	$247,722
Other	17,655	18,596
Total	$558,965	$266,318

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consisted of the following:

	Estimated Life	September 30, 2012	December 31, 2011

Office equipment	5 Years	$27,829	$25,764
Vehicles	5 Years	72,335	28,899
Machinery and Equipment	3 Years	169,184	101,696
		269,348	156,359
Less: Accumulated Depreciation		(64,162)	(24,547)
		$205,186	$131,812

Depreciation expenses amounted to $39,485 and $6,889 for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, depreciation expenses amounted to $17,999 and $3,460 respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011, which is amortized on a straight line basis over its useful life of 5 years. For the three months ended September 30, 2012 and 2011, amortization expenses amounted to $764 and $915, respectively. For the nine months ended September 30, 2012 and 2011, amortization expenses amounted to $2,300 and $915, respectively.

NOTE 7 – ADVANCE FROM CUSTOMERS

Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $63,376 and $941,750 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties reflect prepayments to related party suppliers for purchased toy products not yet received. As of September 30, 2012 and December 31, 2011, due from related parties consisted of the following:

	September 30, 2012	December 31, 2011
Due from Universal Toys	54,083	11,944
Due from Xin Zhongyang	-	54,653
Total	$54,083	$66,597

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

Due to related parties

As of September 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	September 30, 2012	December 31, 2011
Due to Wei Lin	$464,737	$97,375
Due to Chaojun Lin	88,622	12,594
Due to Guihong Zheng	-	28,845
Due to Universal Toys	-	-
Due to Xin Zhongyang	2,031,315	-
Due to China Direct Investments, Inc.	46,036	-
Total	$2,630,710	$138,814

Mr. Wei Lin is our Chairman and Chief Executive Officer.  The balances of due to Mr. Lin primarily consisted of advances for working capital. These advances bear no interest and are payable on demand.

Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004. The balances due to Mr. Chaojun Lin consisted of advances for working capital. These advances bear no interest and are payable on demand.

Ms. Guihong Zheng is Mr. Wei Lin’s wife, and the amounts due consisted of advances for working capital. These advances bear no interest and are payable on demand.

The controlling shareholder of Universal Toys (HK) Ltd. (“Universal Toys”), and Xin Zhongyang Toys Industrial Co. Ltd. (“Xing Zhongyang”), is Mr. Xiaodong Ou, brother-in-law of Mr. Wei Lin. The $2.0 million due to Xin Zhongyang primarily consisted of advances for working capital. These advances bear no interest and are payable on demand.

China Direct Investments, Inc. is a principal shareholder of the Company. The balance on September 30, 2012 consisted of amounts China Direct Investments, Inc. advanced to the Company to pay certain legal and accounting fees. These advances bear no interest and are payable on demand.

NOTE 9 - OTHER PAYABLE

On September 30, 2012 other payable of $211,888 consisted of social security liability payable.

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the nine months ended September 30, 2012 and 2011 were as follows:

	Net Sales		Accounts Receivable
	For nine months ended September 30		September 30,	December 31,
	2012	2011	2012	2011
Pacific Toys (HK) Ltd	-	10.0%	-	22.7%
Aowei Trade	15.1%	-	28.9%	-
Guangdong Athletic Goods	3.3%	6.1%	2.9%	-
Nova Distes		5.4%
Poundland Far East Ltd	7.3%	8.8%	3.4%	10.2%
Dheeraj Impex	-	-	-	13.5%
Total	25.7%	30.3%	35.2%	46.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

(ii)    Vendor Concentrations

Vendor purchase concentrations for September 30, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	For nine months ended September 30		September 30,	December 31,
	2012	2011	2012	2011
Universal Toys (HK) Ltd--(1)	4. 8%	83.3%	5.7%	-
Changtai Toys (Prosperous Toys)	47.0%	-	31.8%	24.8%
Yintai International(Win Tide)	28.5%	-	15.8%	11.9%
Chenghua Weida Plastic Toys	-	-	-	-
Yade Plastic Toys	-	2.8%	-	-
Jiada Toys	7.4%	-	31.5%	-
Shantou Wanshun Toys	-	-	11.2%	33.5%
Jinwei Corp Ltd.	-	-	-	21.7%
Total	87.7%	86.1%	96.0%	91.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

(iii)    Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents. As of September 30, 2012, substantially all of our cash and equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

NOTE 11 - EARNINGS PER SHARE

In conjunction with the BT Brunei reverse acquisition of the Company on December 30, 2011, we issued Series B convertible preferred stock (“Series B Preferred Stock”) which is convertible into 820,016 shares of our common stock and Series C Preferred Stock which is convertible into 9,042,744 shares of our common stock, giving effect to the Reverse Stock Split. Conversion is conditioned on the Company effecting the Reverse Stock Split which has not been consummated as of September 30, 2012, and only after all relevant filings have been cleared and approved by regulatory agencies. Because the conditions could only be satisfied after the end of the reporting period of this report, in accordance with ASC 260 Earnings per Share, these shares were not included in the dilutive earnings per share (EPS) calculation.

 NOTE 12 - STOCKHOLDERS’ EQUITY

On December 30, 2011, we entered into debt exchange agreements with the holders of $848,878 in our outstanding debt whereby we exchanged 820,016 shares of our Series B Preferred Stock”) for this debt.  The following table sets forth the name of the debt holder, amount of debt exchanged and number of shares exchanged:

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

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

On September 12, 2012, we entered into a consulting agreement with Pearl Group Advisors, Inc. (“Pearl Group”) to engage Pearl Group to provide us with sales consulting and managerial services related to our operations in North America for a period terminating on January 31, 2013. The consulting agreement provides that we shall issue Pearl Group 200,000 shares of our post-reverse-split common stock immediately following the effectiveness of the pending 1:700 reverse stock split of our common stock. The shares have not been issued as of September 30, 2012. Since these shares can not be issued until the reverse stock split is approved by shareholders at the special meeting on November 20, 2012, they will be reflected in our financials once approval is received by the shareholders on November 20, 2012.

NOTE 13 - SUBSEQUENT EVENT

On October 30, 2012, we filed a Proxy (DEF 14A) with the SEC for a notice of special meeting of shareholders to be held on November 20, 2012. We are requesting a vote on the following items:

• articles of amendment to our articles of incorporation changing our corporate name to “Big Tree Group, Inc.”;
• a 1:700 reverse stock split of our outstanding common stock;
• articles of amendment to our articles of incorporation to permit action by our shareholders by majority written consent.

                The board of directors has fixed the close of business on October 22, 2012 as the record date for determining the shareholders that are entitled to notice of and to vote at the special meeting.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and footnotes for the third quarter and nine months ended September 30, 2012 and 2011.

Overview

Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products. We conduct these operations through both BT Brunei, which focuses on export sales, and BT Shantou, which concentrates on domestic sales. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services, which represent transactions in which our customers do not request any change to toy products from the manufacturer’s sample, for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as OEM services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials.  For the first nine months of 2012, our procurement services represented approximately 69.5% of our revenues and our OEM services generated about 30.5% of our revenues.

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. From a geographic perspective, outside of Asia which represented a majority of our revenues, the sales to Great Britain market and Turkey represented 9.8% and 9.6%, respectively, of our total revenues for the first nine months ended September 30, 2012. We have a limited amount of sales to customers in the U.S., representing less than 1% of our sales in the first nine months of 2012.

During the first nine months of 2012, our three major customers represented approximately 25.7% of our total revenues. The products sourced to these top three customers are primarily battery-operated plastic toys and regular plastic toys. We purchase toy products from suppliers that are able to provide a large variety of selections with competitive pricing. We consistently review our suppliers’ product offerings and pricing policies and place orders with the most favorable offerings, which may result in change in our vendor concentration from time to time.  Since the beginning of 2012, Changtai Toys (Prosperous Toys) and Yintai International (Win Tide), unrelated third parties, have offered more competitive pricing than Universal Toys, a related party. As a result, we placed more business with these suppliers, and accordingly reduced our purchases from Universal Toys. In the first nine months of 2012, Changtai Toys (Prosperous Toys) and Yintai International (Win Tide), respectively accounted for 47.0% and 28.5% of our toy purchases while in the first nine months of 2011, 83.3% of our purchases were from Universal Toys.

In 2011, we began selling our Big Tree Magic Puzzle (3D) directly to Chinese domestic end consumers including children and adults through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China. The sales from this segment represented less than 1% of our total revenue during 2011 and the first nine months of 2012. During the rest of 2012, we expect to utilize our existing distribution channels in an effort to increase the sales of this proprietary product. In addition, and subject to the availability of additional capital, should sales of this product increase in the rest of 2012 we expect to open additional retail locations from which this propriety product can be offered. While we are in the early stages of planning these additional locations and have not finalized any of these expansion plan, including the target number of locations, we estimate that the cost for each location with be approximately $8,000 to $16,000.

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

 Revenues

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

Our consolidated revenues for the third quarter of 2012 amounted to $8.6 million, an increase of $1.8 million over the same period in 2011.The increase in revenues for the third quarter of 2012 was due to $0.9 million increase of sales revenues from each of BT Brunei and BT Shantou. The increase in sales for 2012 reflects increased revenues from approximately 60 new customers as compared to same period in 2011.

Our sales revenues for the nine months ended September 30, 2012 amounted to $19.3 million, an increase of $8.2 million over the same period in 2011. The increase in revenues was primarily due to a $6.8 million increase from BT Brunei, coupled with an increase of $1.4 million from BT Shantou. The increase in sales attributable to BT Brunei, which was formed in April 2011, reflects revenue from this subsidiary for the entire nine months period in 2012.

Cost of Revenues and Gross Margin

Our cost of revenues represents the cost of toy products we purchase and sell to our customers and are reported on a gross revenue basis. For sales revenue reported on a net revenue basis, there is no cost of revenue for those sales. Our cost of revenues were 85.1% for the third quarter of 2012 and 86.5% for the nine months ended September 30, 2012 as compared to 86.8% and 85.3%, respectively, for the comparable periods in 2011. During the third quarter of 2012 and the nine months ended September 30, 2012, sales attributable to BT Brunei had a gross margin of 12.5% and 11.7%, respectively, while sales attributable to BT Shantou had a gross margin of 25.7% and 24.8%, respectively.

Operating Expenses

Operating expenses in the third quarter of 2012, composed of selling and general and administrative expenses, increased 6.4% over the same period in 2011. Selling expense increased by $0.1 million in the third quarter of 2012 as compared to the same period in 2011, primarily due to increased salary paid to sales personnel, and was 1.6% and 0.7%, respectively, of our revenues in the 2012 and 2011 periods. General and administrative expenses decreased by 26.9% in the third quarter of 2012 as compared to the same period in 2011. This decrease was primarily due to lower salary paid to administrative employees as a result of fewer administrative employees in the third quarter of 2012.

For the nine months ended September 30, 2012, operating expenses increased 126.5% over the same period in 2011. Selling expense increased by $0.3 million in the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to increased salary paid to sales personnel, and was 2.1% and 0.8%, respectively, of our sales revenues in the 2012 and 2011 periods. General and administrative expenses increased by 68.4% for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was primarily due to higher salary and employee benefits due to increased labor cost in China, primarily incurred during the first six months of 2012.

We expect operating expenses to continue to increase during the balance of 2012, including increased costs associated with our public company reporting obligations, which totaled approximately $70,000 for the first nine months of 2012, but we are unable at this time to quantify the amount of the expected increase for the whole year.

Net Income

Our net income for the third quarter of 2012 amounted to $0.9 million, as compared to $0.6 million for the same period in 2011. The increase was due primarily to higher gross profit which more than offset higher operating expenses. For the nine months ended September 30, 2012, net income increased to $1.7 million, compared to $1.2 million for the same period in 2011. The increase was primarily due to higher revenues and gross profit partially offset by an increase of $0.5 million in selling, general and administrative expenses.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $3.3 million, including cash on hand of approximately $34,000, as of September 30, 2012, as compared to a working capital of $1.6 million, including cash on hand of approximately $247,000 as of December 31, 2011.Our primary uses of cash have been for purchases of toy products, including inventory, as well as selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products and working capital advances from related parties.

At September 30, 2012 and December 31, 2011, we maintained cash and cash equivalents of $30,337 and $246,532, respectively, in financial institutions located in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in China has been converted to U.S. dollars based on the exchange rate as of respective balance sheet dates. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Total current assets at September 30, 2012 increased by $4.2 million from December 31, 2011. The principal contributor to this change was an increase in accounts receivable which reflects sales increases during the third quarter of 2012, together with increases in advances to suppliers and prepaid expenses and inventories, in line with our growth in sales volume. Total current liabilities increased by $2.5 million at September 30, 2012 primarily due to an increase in accounts payable and accrued expenses, resulting from increased purchases to fulfill higher sales volume in the third quarter of 2012, together with increases in due to related parties and other payables. The $2.5 million increase in due to related parties reflects funds advanced to us by our Chairman and CEO, as well as other related parties, including $2.0 million from Xin Zhongyang Toys Industrial Co., Ltd, owned by the brother-in-law of our Chairman and CEO, for working capital purposes. The $2.0 million in advances  from Xin Zhongyang bear no interest and are payable on demand.

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

Cash Flows Analysis

CASH FLOW FROM OPERATING ACTIVITIES:

Net cash used in operating activities was $0.7 million for the nine months ended September 30, 2012, as compared to $0.6 million for the same period of 2011. The increase in cash outflow from operating activities for the nine months ended September 30, 2012 was primarily due to an increase of $3.2 million in accounts receivable from higher sales, a decrease of $0.9 million of advance from customers, and $0.6 million used for inventory to fulfill higher customer demand, partially offset by an increase of $2.0 million in due to related party from trading activities and an increase of $0.6 million in account payable and accrued expenses for higher toy purchases.

CASH FLOW FROM INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $0.1 million for the nine months ended September 30, 2012 as a result of purchase of property, plant and equipment, compared to net cash proceeds from disposition of property, plant, and equipment of $0.3 million in the same period of 2011.

CASH FLOW FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2012, due to advances from related parties for working capital purposes, compared to $0.4 million in the same period of 2011.

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

Revenue is accounted for in accordance with the ASC 605-45, reporting revenue either gross as a principal or net as an agent depending upon the nature of the sales transaction. Revenue is recognized on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When the Company does not meet the criteria for gross revenue recognition under ASC 605-45, the Company reports the revenue on a net basis-see Note 2 for table on breakdown of revenue reporting computations for the quarter ended September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012.

Based on this evaluation we concluded that as of September 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was a change in our internal control over financial reporting identified in connection with our evaluation during our third quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending litigation.

 ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2011 Annual Report on Form 10-K, as amended. There has been no material change in our risk factors from those previously discussed in the 2011 Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Under the terms of the Consulting Agreement with Pearl Group Advisors, Inc. described later in this report under Part II, Item 5., as partial compensation for the firm’s services to us we agreed to issue it 200,000 shares of our common stock valued at approximately$1.1million immediately following the pending 1:700 reverse stock split of our common stock. We are holding a special meeting of our stockholders on November 22, 2012 at which we reasonably expect this reverse stock split will be approved. The recipient is an accredited or otherwise sophisticated investor who had access to business and financial information concerning our company. The issuance will be exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our company’s operations.

ITEM 5.  OTHER INFORMATION

On September 12, 2012 we entered into a Consulting Agreement with Pearl Group Advisors, Inc. pursuant to which it will provide us with a variety of sales consulting and managerial services related to our operations in North America. Under the terms of the agreement, which terminates on January 31, 2013, we agreed to pay the firm a monthly fee of $3,000. In addition, we agreed to issue it 200,000 shares of our post-reverse stock split common stock as described in Part II, Item 2. of this report. The agreement, which may be terminated by us upon 30 days notice, contains customary confidential and indemnification terms.  This description of the agreement is qualified in its entirety by the reference to the Consulting Agreement which is filed as Exhibit 10.59 to this report.

In the third quarter of 2012, we received $2.0 million in advances from Xin Zhongyang Toys Industrial Co., Ltd, a toy manufacturer owned by the brother-in-law of our chairman and CEO for working capital purposes. The advances bear no interest and are payable on demand.

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

10.42
Consulting Agreement dated December 30, 2011 between Transax International Limited and China Direct Investments, Inc. and Capital One Resource Co., Ltd.. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012).

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

10.59	Consulting Agreement dated as of September 12, 2012 by and between Transax International Limited and Pearl Group Advisors, Inc. *

31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAX INTERNATIONAL LIMITED.
Date: November 12, 2012	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: November 12, 2012	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (principal financial and accounting officer)