Form 10-K/A
period 2012-12-31
Big Tree Group, Inc.
filed 2013-05-06
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment #2)

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-27845

BIG TREE GROUP, INC.
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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A of Big Tree Group, Inc., formerly known as Transax International Limited, for the year ended December 31, 2011 is amending the Annual Report on Form 10-K originally filed on April 13, 2012 (the “Original Report”) and previously amended by Amendment No. 1 as filed with the Securities and Exchange Commission on August 31, 2012 (“Amendment No. 1”).  We are filing this Amendment No. 2 to reflect the restatement of our audited consolidated financial statements contained therein and to provide certain additional disclosure. As disclosed in our Current Report on Form 8-K as filed on April 9, 2013, we have determined that we incorrectly understated an obligation due to related parties and overstated additional paid-in capital at December 31, 2011 as a result of our failure to account for a related party obligation between our subsidiary Big Tree International Co., Ltd., a Brunei company ("BT Brunei"), and Mr. Lin and Ms. Zheng, our CEO and his wife, who were the prior shareholders of our  subsidiary Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”).

Previously, in consolidation, we erroneously reduced amounts due to related parties in order to eliminate BT Brunei’s investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, we are restating our consolidated balance sheet at December 31, 2011 to properly reflect a liability due to Mr. Lin and Ms. Zheng of approximately $697,045 and we are reducing additional paid-in capital by $697,045. The correction of this accounting error resulted in an increase in total liabilities at December 31, 2011 of $697,045 and a reduction in shareholders’ equity of $697,045. The restatement did not affect our consolidated statements of operations or cash flows for the year ended December 31, 2011.
Please see Note 13 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-K/A – Amendment No. 2 which further describes the effect of this restatement.  In addition, we have amended the following sections of this report:

Part I.
Item 1. – Business – Our History –The Reverse Merger.
Item 1A. – Risk Factors – Risks Related to our Business.

Part II.
        Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources

Part III
Item 11. – Executive Compensation.
Item 13. – Certain Relationships and Related Transactions, Director Independence.

This Amendment No. 2 to the Form 10-K/A for the year ended December 31, 2011 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 2 to the Form 10-K/A for the year ended December 31, 2011 to modify or update the other disclosures presented in the report as previously filed and amended, except as set forth herein. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the  Original Report or, as applicable, Amendment No. 1, or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the SEC.

i

TRANSAX INTERNATIONAL LIMITED
FORM 10-K/A

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

OTHER PERTINENT INFORMATION

 When used in this annual report, the terms:

•           "Transax," "we," "our," and "us" or the “Company” refers to Big Tree Group, Inc., formerly known as Transax International Limited, a Colorado corporation and its wholly-owned subsidiaries Big Tree International Co., Ltd., a Brunei company, ("BT Brunei") and Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”),

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

We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request, such as through changes in mechanical functionality, appearance, physical dimension, and materials. During 2011 approximately 58% of our revenues were derived from procurement services and approximately 42% were derived from arranging for OEM services. We source a wide variety of 800,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showroom of approximately 21,528 square feet located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showroom and choose from the displayed toy samples provided by our manufacturing partners.

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

Our Corporate Structure

 The chart below illustrates the current corporate structure of the Company:

Industry

According to 2010-2011 Global and Chinese Toy Industry Research Report, the global toys sales in 2010 was approximately US $83.3 billion, an increase of 4.7% from 2009. In 2010, Asian toy market grew by 9.2% and became the world's second largest toy market trailing North America while Europe was in third place. The United States is the world’s largest toy consumption country with sales of $ 21.9 billion followed by Japan, China, Britain and France.  The customers for our toy sourcing business consist of distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, Mexico, South America, Asia and the United States.

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

Customers

Our customers for our toy sourcing business consist of distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, Asia and the United States.  From a geographic perspective, outside of Asia which represented a majority of our revenues, the sales to Great Britain market and the combined sales with Chile and Mexico in South America represented 9.6% and 10.3%, respectively, of our total revenues during 2011.  We have a limited amount of sales to customers in the U.S., representing approximately 1% of our sales in 2011. In 2011, our 11 major customers who are based outside of mainland China represented approximately 51.2% of our total revenues, and one of those customers, Pacific Toys (HK) Limited represented 12.9% of our total revenues. The products sourced to these major customers are primarily battery-operated and non-battery operated plastic toys.

Our Big Tree Magic Puzzle (3D) is currently marketed directly to consumers in China through our sales locations in Dennis Department Stores and our online store at Taobao Mall (www.Tmall.com), the largest B2C online retailing platform in China. Sales from this segment represent less than 1% of our total revenue during 2011. Subject to the availability of sufficient capital, management intends to expand the number of sales locations by opening or acquiring additional stores in China in 2012. We also expect to use our existing distribution channels to increase sales of this proprietary product.

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

Suppliers

We source our customer orders from local qualified manufacturers and trading companies. We also monitor the quality control process at the manufacturers’ facilities and inspect final products prior to delivery.  The majority of the products we sell are shipped directly to our customers by the supplier while the remainder are shipped to our warehouse where we inspect the final products and pack the customer orders into containers for shipping. For 2011, our top six suppliers represented 85.9% of our total purchase. During the period, our biggest supplier Universal Toys Trading (Hong Kong) Limited (the “Universal Toys”), a toy distributor and a related party, whose sole shareholder is the brother-in-law of our Chairman and CEO, accounted for approximately 77.8% of our total purchases. The other five suppliers, all of whom are unrelated parties, are all local toy manufacturers and each of them represented less than 10% of our total purchase.

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

To accomplish the first step in the Reorganization plan, BT Hong Kong was formed by Mr. Dore Scott Perler under the laws of Hong Kong on March 18, 2011. On April 13, 2011 BT Hong Kong formed BT Brunei under the laws of the State of Brunei Darussalam.  The choice of the State of Brunei Darussalam was based in part upon its tax structure under which domestic corporations are not subject to income taxes which management believed would facilitate the expansion of export sales by permitting the Company to be more price competitive. As part of the second step, on July 5, 2011 BT Brunei acquired 100% of the equity interest in  BT Shantou from Mr. Lin and Ms. Zheng, at the price of RMB 5,000,000 (approximately US $774,881). On September 6, 2011, the Bureau of Foreign Trade and Economic Cooperation of Shantou approved the acquisition. On October 13, 2011. BT Shantou received its business license as a WFOE that recognized BT Brunei as its sole shareholder. BT Shantou then became a wholly-owned subsidiary of BT Brunei. As part of the second step of the Reorganization plan, the former shareholders of BT Shantou, Mr. Lin and Ms. Zheng, entered into the Option Agreement with BT Hong Kong described below that allows them to purchase for a nominal amount,  the shares of  the U.S. public reporting company held by BT Hong Kong.  Thereafter BT Shantou could undertake the third and final step of the Reorganization to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire BT Brunei.

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

The Option Agreement granted Mr. Liu and Ms. Zheng the ability to obtain legal ownership of our shares issued to BT Hong Kong in the Share Exchange Agreement which is described below for a nominal amount per share provided that (i) BT Brunei entered into a Share Exchange Agreement with BT Hong Kong, and (ii) the Company meets certain performance targets for the period January 1, 2012 through December 31, 2013.

On December 30, 2011, we entered into a Share Exchange Agreement with BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Convertible Preferred Stock for 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Convertible Preferred Stock is convertible into one share of our common stock after giving effect to the Reverse Stock Split and will represent approximately 65% of our issued and outstanding shares of common stock. In connection with the closing of the Share Exchange Agreement, our former officers and directors resigned and our current officers and directors were appointed.  The transaction was accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Convertible Preferred Stock were accounted for as paid in capital of the Company. As a result of the consummation of the Share Exchange, BT Brunei and BT Shantou are now our wholly-owned subsidiaries.  Following this transaction, BT Brunei remained obligated to pay any remaining amounts of the acquisition price for BT Shantou of RMB 5,000,000 (approximately US $774,881) to Mr. Lin and Ms. Zheng, which was approximately $288,455 on December 30, 2011.

As compensation for pre-merger services rendered under the December 30, 2011 consulting agreement we entered into with China Direct Investments, Inc. and its affiliate Capital One Resource Co., Ltd. (collectively, “China Direct”), we issued China Direct Investments 2,542,743 shares of our Series B Convertible Preferred Stock.  Each share of the Series B Preferred Stock is convertible into one share of our common stock after giving effect to the Reverse Stock Split. The services China Direct provided to us included an evaluation of several different business opportunities, including the acquisition of BT Brunei and BT Shantou. The Series B Convertible Preferred Stock issued to China Direct was accounted for as an expense of our company prior to the merger and recapitalization with BT Brunei and the resulting effect in net equity was eliminated upon completion of the reverse merger and recapitalization with BT Brunei.

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

The payment of acquisition obligations by BT Brunei to Mr. Lin and his wife may adversely impact our working capital in future periods.

Pursuant to the acquisition of BT Shantou by BT Brunei prior to the Reorganization, BT Brunei was obligated to pay Mr. Lin, our Chief Executive Officer, and his wife Ms. Zheng RMB5,000,000 (approximately $774,881 on the transaction date) as consideration for their equity interests in BT Shantou.  During 2011, BT Brunei paid Mr. Lin and Ms. Zheng RMB 3,167,650 (approximately $498,662), which leaves a balance due them of RMB_1,832.350 (approximately $288,455) at December 31, 2011.  As Mr. Lin has sole discretion to determine when these amounts are paid, there are no assurances the timing of these payments will not result in a reduction of our working capital which could adversely impact our operations.

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

Our business is subject to various laws, including China's National Safety Technical Code for Toys - GB 6657-2003 and Safety of Electric Toys – GB19865-2005. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

•	product liability claims;
•	loss of sales;
•	diversion of resources;
•	damage to our reputation;
•	increased warranty costs; and
•	removal of our products from the market

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting company

ITEM 2.       DESCRIPTION OF PROPERTIES

Our principal executive offices are located at BT Shantou’s facilities. BT Shantou’s principal executive offices and toy showroom are located at South Part No.1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road in Waisha Town of Longhu District in Shantou, Guangdong, China. We lease approximately 16,146 square feet of office space from Yunjia, a related party, for an annual expense of RMB 72,000 (approximately $11,430). The lease also provides us without additional charge a separate space of 114.5 square meters adjacent to our principal offices, which serves as our testing lab since December 2011.  In addition, Yunjia has orally agreed to allow BT Shantou the right to use 21,258 square feet space at this location for use as a toy showroom.  The lease for BT Shantou’s offices expires on December 31, 2021.

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

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. From a geographic perspective, outside of Asia which represented a majority of our revenues, the sales to Great Britain market and the combined sales with Chile and Mexico in South America represented 9.6% and 10.3%, respectively, of our total revenues during 2011.  We have a limited amount of sales to customers in the U.S., representing approximately 1% of our sales in 2011.

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

In 2011, we started selling Big Tree Magic Puzzle (3D) directly to Chinese domestic end consumers including children and grown-ups through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China. The sales from this segment represented less than 1% of our total revenue during 2011. During 2012 we expect to utilize our existing distribution channels in an effort to increase the sales of this proprietary product.  In addition, and subject to the availability of additional capital, should sales of this product increase in 2012 we expect to open additional retail locations from which this propriety product can be offered.  While we are in the early stages of planning these additional locations and have not finalized any of these expansion plan, including the target number of locations, we estimate that the cost per new location with be approximately RMB50,000 to RMB100,000 (approximately US $8,000 to US $16,000).

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

 Our gross margin was $2.2 million for 2011, an increase of $2.0 million over 2010. In 2011, sales attributable to BT Brunei had a gross margin of 12.6%, while sales attributable to BT Shantou had a gross margin of 22.7%. As a percentage of revenues, gross margin was 13.9% for 2011, as compared to 7.2% for 2010. This increase was primarily due to higher sales and the resulting volume pricing discussed above, as well as the impact of a larger portion of revenues reported on a net basis, which cost of goods sold was netted with sales revenues.

Operating expenses, composed of selling and general and administrative expenses, amounted to $0.5 million for 2011, an increase of $0.3 million over 2010.  Selling expense increased by $49,272 in 2011 as compared to 2010, primarily due to higher salaries paid to sales employees due to additional sales employees. General and administrative expenses increased 115% in 2011 as compared to 2010. This increase was primarily due to higher salary and employee benefits of approximately $0.1 million for administrative employees. We expect operating expenses to continue to increase in 2011, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase. In addition, while we know that there is an embedded element of tax savings in our volume/pricing strategy which will reduce our expenses, we are unable at this point to provide a quantifiable impact while considering the offsetting increases in selling expenses and general and administrative expenses.

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

Our net income for 2011 amounted to $1.6 million as compared to a net loss of  $0.1 million for 2010. The increase was primarily due to higher revenues and gross profit partially offset by an increase of $0.3 million in selling, general and administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $910,000, including cash on hand of $0.2 million, as of December 31, 2011, as compared to a working capital deficit of $94,220 as of December 31, 2010.  Our primary uses of cash have been for purchases of  toy products, selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products. At December 31, 2011 and December 31, 2010, we maintained cash and cash equivalents of $246,532 and $44,377, respectively, in financial institutions located in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in China has been converted to U.S. dollars based on the exchange rate as of respective balance sheet dates. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of  RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Total current assets at December 31, 2011 increased by $2.9 million from December 31, 2010. The principal contributor to this change was an increase in accounts receivable which reflects sales increases during the fourth quarter. Total current liabilities increased by $1.9 million in 2011 primarily due to $0.9 million in advances from customers for products to be delivered, $0.8 million accounts payable and accrued expenses, and a $150,000 increase in amount due to related parties.

We do not have any commitments for capital expenditures and expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital.

•		An increase in working capital requirements to finance near term and long term growth strategy including possible acquisitions;
	•	Timing of payments to related parties to satisfy obligations associated with BT Brunei’s acquisition of BT Shantou prior to the completion of the Reorganization;
•		Increases in capital expenditures, marketing and administrative expenses to support the sales growth of our company;
•		The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•		The additional costs, including legal accounting and consulting fees, associated with a public company and related compliance activities.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

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

(1)           Mr. Lin has served as our Chief Executive Officer since December 30, 2011.  His compensation in 2011 and 2010 include amounts paid by BT Shantou, but excluded amounts paid to Mr. Lin and his wife during 2011 by BT Brunei in connection with funds due them for the acquisition of their shares of BT Shantou.  All amounts are approximate, were paid in RMB and assume a conversion rate of RMB 6.45 to U.S. $1.00.

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

(4)           The number of securities beneficially owned by CD International Enterprises, Inc. and its subsidiaries excludes: 2,216,020 shares of our Series B Convertible Preferred Stock owned of record by China Direct Investments, Inc. and 846,733 share of our Series B Convertible Preferred Stock owned of record by Capital One Resource Co., Ltd., both of which are subsidiaries of CD International Enterprises, Inc.. James Wang Ph.D., has voting and dispositive control over securities held by China Direct Industries, Inc. whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2004 Incentive Stock Option Plan	0	n/a	3,876,120

Plans not approved by stockholders	0	n/a	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2011 BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng, at the price of RMB 5,000,000 (approximately US $774,881 on the acquisition date). During 2011 $498,662 of this amount was paid by BT Brunei to Mr. Lin and Ms. Zheng, leaving a balance of $288,455 due at December 31, 2011.

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

 •           during 2011 we advanced funds to related parties for prepayment of product purchases and working capital purposes At December 31, 2011 the amounts due us by these related parties totaled $66,597 which included working capital advances to Xin Zhongyang Toys Industrial Co. Ltd. of $54,653 and prepayment of product purchases to Universal Toys of $11,944. The controlling shareholder of Xin Zhongyang Toys Industrial Co. Ltd, and the sole shareholder of Universal Toys is Mr. Xiaodong Ou, brother-in-law of Mr. Wei Lin.

•           from time to time we borrow funds from related parties for working capital purposes.  On December 31, 2011, due to related parties consisted of the following:

December 31, 2011

Due to Wei Lin	$794,420
Due to Chaojun Lin	12,594
Due to Guihong Zheng	28,845
Total	$835,859

Mr. Wei Lin is an executive officer and director of our Company.  Chaojun Lin is the Deputy General Manager of BT Shantou and Ms. Guihong Zheng is Mr. Wei Lin’s wife. Due to related parties bears no interest and is payable on demand.

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

The following exhibits are filed with this Annual Report on Form 10-K/A:

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

*                Filed herein.
**              In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K/A shall be deemed “furnished” and not “filed”.
***            Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG TREE GROUP, INC.

Dated: May 6, 2013	By: /s/ Wei Lin
Wei Lin, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Lin	Chief Executive Officer and Chairman of the Board of Directors	May 6, 2013
Wei Lin

/s/ Jiale Cai	Chief Financial Officer	May 6, 2013
Jiale Cai

/s/ Chaojun Lin	Director	May 6, 2013
Chaojun Lin

/s/ Chaoqun Xian	Director	May 6, 2013
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

The accompanying financial statements have been restated to give effect to the change of revenue recognition policy (see Note 2), and the reclassification between additional paid-in capital and due to related parties (see Note 13).

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 30, 2012, except for Note 2, as to which the date is August 31, 2012, and Note 13, as to which the date is April 15, 2013.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(As Restated)
ASSETS
CURRENT ASSETS:
Cash	$246,720	$44,377
Accounts receivable (net of allowance of $26,578 and $0, respectively)	2,987,379	57,213
Inventories	699	121,567
Other receivable	266,318	145,448
Prepaid taxes	-	26,926
Due from related parties	66,597	-
Advance to suppliers and prepaid expenses	80,978	308,285
Total Current Assets	3,648,691	703,816

NON-CURRENT ASSETS

Fixed assets, net	131,812	297,796
Intangible assets, net	13,558	-

Total Assets	$3,794,061	$1,001,612

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$935,666	$95,725
Advance from customers	941,750	16,433
Salaries payable	23,330	-
Tax payable	2,123	-
Due to related parties	835,859	685,878
Total Current Liabilities	2,738,728	798,036

Total Liabilities	2,738,728	798,036

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 20,000,000 shares authorized:
Series B convertible preferred stock, no par value, 5,000,000 shares authorized; 3,362,749 and 0 shares outstanding at December 31, 2011 and 2010, respectively.	-	-
Series C convertible preferred stock, no par value, 6,500,000 shares authorized; 6,500,000 and 0 shares outstanding at December 31, 2011 and 2010, respectively.	-	-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	961	-
Additional paid-in capital	-	697,045
Retained earnings (accumulated deficit)	1,067,030	(537,334)
Accumulated other comprehensive (loss) income	(12,658)	43,865
Total Shareholders' Equity	1,055,333	203,576
Total Liabilities and Shareholders' Equity	$3,794,061	$1,001,612

See notes to financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	December 31, 2011	December 31, 2010
	(Restated)
Revenues	$15,785,510	$2,193,725
Revenues – related party	-	537,745
Total revenues	15,785,510	2,731,470

Cost of revenues	13,595,406	2,533,951
Gross profit	2,190,104	197,519

OPERATING EXPENSES
Selling	133,208	83,936
General and administrative	416,707	194,172
Total operating expenses	549,915	278,108

Operating income (Loss)	1,640,189	(80,589)

OTHER INCOME (EXPENSES):
Other income (expenses)	3,669	(7,152)
Interest income	289	396
Total other income (expenses)	3,958	(6,756)

Income (loss) before income taxes	1,644,147	(87,345)

Income taxes	(34,486)	(7,212)
Net income (loss)	$1,609,661	$(94,557)

COMPREHENSIVE INCOME (LOSS):

Net income (loss)	$1,609,661	$(94,557)
Foreign currency translation loss	(56,523)	(7,530)

COMPREHENSIVE INCOME (LOSS)	$1,553,138	$(102,087)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Basic	-	-
Diluted	-	-
Basic weighted average common shares outstanding	-	-
Diluted weighted average common shares outstanding	-	-

See notes to financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(As Restated)
	Common Stock Shares	Common Stock Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)

Balance, December 31, 2009	-	-	$241,934	$(442,777)	$51,395	$(149,448)

Paid in Capital 2010	-	-	455,111	-	-	455,111
Comprehensive income:
Net loss for the year	-	-	-	(94,557)	-	(94,557)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	-	(7,530)	(7,530)

Balance, December 31, 2010	-	-	697,045	(537,334)	43,865	203,576

Adjustment for reverse acquisition	96,078,960	$961	(697,045)	(5,297)		(701,381)
Comprehensive income:
Net income for the year	-	-	-	1,609,661	-	1,609,661
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	-	(56,523)	(56,523)

Balance, December 31, 2011	96,078,960	$961	$-	$1,067,030	$(12,658)	$1,055,333

See notes to consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(As Restated)
Net income (loss)	$1,609,661	$(94,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,822	6,078
Gain on disposition of property – related party	(29,036)	-
Bad debt expense	26,578
Changes in operating assets and liabilities:
Accounts receivable	(2,881,692)	348,093
Advance to suppliers	258,549	(288,601)
Prepaid expenses and other current assets	(214,629)	168,112
Inventories	123,467	272,742
Accounts payable and accrued expenses	835,790	(135,114)
Other payables	5,548	-
Due from related party	(66,597)
Taxes payable	2,089	-
Advance from customers	910,069	4,393
Net cash provided by operating activities	588,619	281,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets (software)	(13,343)	-
Purchase of fixed assets	(70,148)	-
Proceeds from disposition of property – related party	301,648	-
Net cash provided by investing activities	218,157	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related party	(547,064)	(696,072)
Proceeds from shareholders’ equity investment	-	455,111
Net cash (used in) financing activities	(547,064)	(240,961)

Effect of exchange rate on cash	(57,369)	(10,130)
Net increase in cash	202,343	30,055

Cash - beginning of year	44,377	14,322

Cash – end of year	$246,720	$44,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$34,486	$7,212
Cash paid for interest	-	-

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

On December 30, 2011, TNSX entered into a Share Exchange Agreement (the “Share Exchange Agreement") among TNSX, BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of TNSX's Series C Convertible Stock (the "Series C Preferred Stock") to acquire 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Preferred Stock is convertible into one share of our common stock after giving effect to a 1 for 700 reverse stock split (the “Reverse Stock Split”) and will represent approximately 65% of the issued and outstanding shares of TNSX’s common stock,  and is hereinafter referred to as the “Exchange?? On December 30, 2011, BT Hong Kong became a shareholder of TNSX. The Share Exchange Agreement was approved by our Board of Directors on December 30, 2011 and no approval of our shareholders was necessary under Colorado law. The transaction will be accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Preferred Stock were accounted for as paid in capital of  TNSX. As a result of the consummation of the Share Exchange, BT Brunei and BT Shantou are now our wholly-owned subsidiaries.

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

Fair value of financial instruments

We adopted ASC Topic 820, “Fair Value Measurements?? for our financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

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

  Due to related parties

 On December 31, 2011 and 2010, due to related parties consisted of the following:

	December 31, 2011	December 31, 2010
	(As Restated)
Due to Wei Lin	$794,420	$685,878
Due to Chaojun Lin	12,594	-
Due to Guihong Zheng	28,845	-
Total	$835,859	$685,878

                    Mr. Wei Lin is the founder and the Chairman of BT Shantou since its formation in 2003.  The balances of due to Mr. Lin primarily consisted of advances for working capital and funds due to Mr. Lin for the acquisitions of BT Shantou.

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

NOTE 12 - EARNINGS PER SHARE

In conjunction with the BT Brunei reverse acquisition of TNSX on December 30, 2011, we issued Series B convertible preferred stock convertible into 3,362,749 shares of our common stock and 6,500,000 shares of Series C convertible preferred stock convertible into 9,862,749 shares of our common stock, respectively, giving effect to a proposed 700 to 1 reverse stock split. Conversion was conditioned on the Company effecting the 700:1 reverse stock split that has not been consummated by the end of the reporting period of this report and only after all relevant filings have been cleared and approved by regulatory agencies. Because the conditions could only be satisfied after the end of the reporting period of this report, in accordance with ASC 260 Earnings Per Share, these shares were not included in the dilutive EPS calculation.

NOTE 13 - RESTATEMENT

The Company’s consolidated financial statements have been restated for the year ended December 31, 2011. On April 3, 2013, we determined that we incorrectly understated an obligation due to related parties and overstated additional paid–in capital. On July 5, 2011 BT Brunei acquired 100% of the equity interest in  BT Shantou from Mr. Lin and Ms. Zheng at the price of RMB 5,000,000, representing the original capital contributed by Mr. Lin and Ms. Zheng in BT Shantou. Previously, we erroneously reduced amounts due to related parties of RMB 5,000,000 during our financial statement consolidation process in order to eliminate BT Brunei’s investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, we restated our consolidated balance sheet at December 31, 2011 to properly reflect a liability due to Mr. Lin and Ms. Zheng of approximately $697,045 and we reduced additional paid-in capital by $697,045. The correction of this accounting error resulted in an increase in total liabilities of $697,045 and a reduction in shareholders’ equity of $697,045.

Accordingly, the Company’s consolidated balance sheet at December 31, 2011 has been restated herein. The effect of correcting this error in the Company’s consolidated balance sheet at December 31, 2011 is shown in the table as follows:

Consolidated Balance Sheet data	December 31, 2011
	As previously filed	Adjustments to Restate		Restated
Total Assets	$3,794,061	$—		$3,794,061

Due to related parties	138.814	697,045	(a)	835,859
Total Current Liabilities	2,041,683	697,045		2,738,728
Total Liabilities	2,041,683	697,045		2,738,728

Stockholders’ Equity:
Preferred stock. No par value; 20,000,000 shares authorized:
Designated Series B convertible preferred stock, 5,000,000 shares authorized; 3,362,749 shares outstanding at December 31, 2011	-	-		-
Designated Series C convertible preferred stock, 6,500,00 shares authorized; 6,500,000 shares outstanding at December 31, 2011	-	-		-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 and 0 shares issued and outstanding at December 31, 2011	961	-		961
Additional paid-in capital	691,748	(691,748)	(a)	-
Retained earnings	1,072,327	(5,297)		1,067,030
Accumulated other comprehensive loss	(12,658)	-		(12,658)
Total Stockholders’ Equity	1,752,378	(697,045)		1,055,333
Total Liabilities and Stockholders’ Equity	$3,794,061	$-		$3,794,061

(a)	To properly reflect a liability to Mr. Lin and Ms. Zheng of approximately $697,045 and to reduce additional paid-in capital by $697,045.