Form 10-K
period 2012-12-31
Big Tree Group, Inc.
filed 2013-05-14
CIK 1097896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-27845

BIG TREE GROUP INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1304106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

South Part 1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road in Waisha Town of Longhu District in Shantou, Guangdong, China	515023
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone number, including area code) (86)-754-8323888

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☒ No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2012 of $142,746 on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  10,350,179 shares of common stock are issued and outstanding as of May 1, 2013.

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

BIG TREE GROUP INC.
FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, "believe", “expect," “anticipate," “estimate," “intend," “plan," “targets," “likely," “aim," “will," “would," “could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	The circumstances resulting in the restatement of our financial statements and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures;
•	Transactions with our related parties;
•	Fluctuations in our revenues based upon our revenue recognition policy;
•	Amounts due our CEO and his wife for the purchase of BT Shantou;
•	Factors affecting consumer preferences and customer acceptance of new products;
•	Competition in the toy industry;
•	Loss of one or more key customers;
•	Dependence on third-party contract manufacturers;
•	Dependence on certain key personnel;
•	Inability to manage our business expansion;
•	Infringement by third parties on our intellectual property rights;
•	Our inadvertent infringement of third-party intellectual property rights;
•	PRC government fiscal policy that affect real estate development and consumer demand;
•	Availability of skilled and unskilled labor and increasing labor costs;
•	Lack of insurance coverage and the impact of any loss resulting from product liability or third party liability claims or casualty losses;
•	Violation of Foreign Corrupt Practices Act or China anti-corruption laws;
•	Economic, legal restrictions and business conditions in China;
•	Limited public market for our common stock; and
•	Potential conflicts of interest between our controlling shareholders and our shareholders.

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

OTHER PERTINENT INFORMATION

 When used in this annual report, the terms:

•           "Big Tree," "we," "our," and "us" or the “Company” refers to Big Tree Group, Inc. (formerly Transax International Limited), a Colorado corporation and its wholly-owned subsidiaries Big Tree International Co., Ltd., a Brunei company, ("BT Brunei") and Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”).

•           "2012” refers to the year ended December 31, 2012,

•           "2011” refers to the year ended December 31, 2011, and

•           "2013” refers to the year ending December 31, 2013.

All share and per share information contained herein gives pro forma effect to the 1:700 reverse stock split of our common stock on December 11, 2012 and the effect of the conversion of the Series B and C convertible preferred shares which automatically converted into common shares on December 11, 2012.

ii

 PART I

ITEM 1.       BUSINESS

We are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both its BT Brunei and BT Shantou subsidiaries.  BT Shantou was founded in 2003 and BT Brunei was established in 2011. As part of our Chief Executive Officer, Mr. Wei Lin’s desire to expand the historic revenues of BT Shantou, he was seeking a way to permit the Company to grow its revenues through export sales by leveraging his extensive contacts developed since BT Shantou was founded in 2003.  As BT Brunei is not subject to income taxes on revenues from its export sales, it is able to offer more competitive pricing than BT Shantou which is subject to a 25% tax rate in the PRC.  Following the Reorganization, which is described later in this section, BT Brunei is focused on export sales and BT Shantou transitioned its limited export customers to BT Brunei and concentrating its efforts on domestic sales.

We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customers’ request, such as through changes in mechanical functionality, appearance, physical dimension, and materials. We source a wide variety of 300,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showrooms located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showrooms and choose from the displayed toy samples provided by our manufacturing partners.

In a move to expand our business in 2009, BT Shantou developed a proprietary construction toy consisting of plastic pieces that can plug-in together to make a wide variety of objects, which we refer to as our Big Tree Magic Puzzle (3D).   We registered the patents for its utility model and appearance design in Hong Kong and mainland China during 2010 and 2011.  The Big Tree Magic Puzzle (3D) is currently promoted and distributed in the Chinese domestic market through BT Shantou’s online store, through our showrooms and at two airport locations.

Our Corporate Structure

 The chart below illustrates the current corporate structure of the Company:

Industry

According to 2012 Chinese Toy Industry Research Report, global toys sales in 2011 were approximately US $84.1 billion, an increase of $0.8 billion from 2010. In 2011, total sales of Chinese toy enterprises were approximately $23.06 billion, accounting for 27.4% of global sales.  Customers for our toy sourcing business consist of distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, Mexico, South America, Asia and the United States.

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

Environmental concerns and toy safety have become key issues in customer’s purchases. Europe and United States both have updated their toys quality and safety standards, which have inevitably caused the increase of costs on production, quality control, and certification and have caused concerns to their major importers, especially to China as the major sourcing country for low-priced toys. Consequently, those standards and policy updates may potentially impact the world toy market, including pricing and availability for low-priced products.

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

Product Descriptions

We source a wide variety of more than 300,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting at children from infants to teenagers. These toys include, but are not limited to, infant appliances, games, balls, dolls, stuffed toys, transformers, racing track sets, play sets, water toys, and educational toys. The offered toys can be operated by battery, manual power, wire control, remote control, voice control, infrared ray control, and other applications.

Our proprietary Big Tree Magic Puzzle (3D) caters to consumers ranging from minor children to adults. Big Tree Magic Puzzle  (3D) are composed of 18 assembly parts made of ABS environmental-friendly plastic materials in multiple shapes including, but not limited to, squares, triangles, right-angled connectors, etc.  ABS, or acrylonitrile butadiene styrene, is a recyclable polymer which is used in many consumer products in part as a result of its dimensional stability.  The Big Tree Magic Puzzle (3D) adopts an innovative plug-in design that goes beyond the traditional planar and linear plug-in to achieve the transformations among the common and unconventional shapes such as diamond, sphere and dynamic warping, etc. Each assembly part offers 10 color choices that encourage children to learn colors and shapes in an interesting and attractive playing environment. We have developed over 10 series of Big Tree Magic Puzzle (3D) including about 200 product items.  During the years ended December 31, 2012 and 2011, we recorded sales from the sale of Big Tree Magic Puzzle 3D of approximately $0.8 million and $0, respectively.

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

Brand Name	Trademark	Class/Products	Validity Term	SAIC Registration No.
Big Tree Carnival	大树嘉年华 Big Tree Carnival	28/game stations, magician gears, toys, chesses, sport balls, fitness apparatus, exercise instruments, swimming pools for entertainment purpose, roller skates, adornments (except for lights and candies) for Christmas tree	From September 14, 2010 to September 13, 2020	7012858
Big Tree		28/game stations, magician gears, toys, chesses, sport balls, fitness apparatus, exercise instruments, swimming pools for entertainment purpose, roller skates, adornments (except for lights and candies) for Christmas tree	From December 14, 2010 to December 13, 2020	6987896

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

Products exported outside of China generally are required to comply with various quality control standards and in some instances certifications fixed by the destination country.  For example, the products supplied to European countries, including Great Britain, are required to comply with the quality control standards determined by the European standard EN71 series that are composed of 11 parts to specify safety requirements for toys which were established by the European Committee for Standardization.  The products distributed to the European countries are required to bear the CE (ConformitйEuropйenne or "European Conformity") mark which is a mandatory conformity mark for products placed on the market in the European Economic Area (EEA). With the CE marking on a product the manufacturer self-certifies that the product conforms to the essential requirements of the applicable EC directives.   Toys imported into Mexico are required to conform to NOB 015/10-SCF/SSA-1994 and related rules which regulate toy safety, including limits on the use of paints and dyes, labeling and testing methods.  Lastly, products exported to the United States are required to comply with quality control regulations specified by ASTM F963 Standard Consumer Safety Specification on Toy Safety set by American Society for Testing and Materials (ASTM) and Consumer Product Safety Improvement Act of 2008.  The products which may be distributed to the United States are required to comply with the certifications and approvals set by ASTM F963 standards and the Consumer Product Safety Improvement Act of 2008.  As part of our services we internally confirm the compliance with the applicable quality control and certification standards of the destination countries, and further confirmation of conformity to these standards is provided by CNCA at the time of the shipment from China.

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

Customers

Our customers for our toy sourcing business consist of distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, Asia and the United States.  In 2012, sales to South America accounted for approximately 33.5% of our total revenue and sales to Europe accounted for approximately 33.0% of our total revenues primarily to the countries of Mexico, Great Britain and Turkey. Sales to the United States is still relatively low, represent less than 1% of our total revenue. In 2012 sales to one customer accounted for 27.5% of our revenues and in 2011 sales to another customer accounted for 12.9% of our revenues.

Our Big Tree Magic Puzzle (3D) is currently marketed directly to consumers in China through our showrooms, our airport locations, and through our online store at Taobao Mall (www.Tmall.com), the largest B2C online retailing platform in China. Sales from Taobao Mall represented less than 1% of our total revenue during 2012. Subject to the availability of sufficient capital, management intends to expand the number of sales locations by opening or acquiring additional outlets in China in 2013. We also expect to use our existing distribution channels to increase sales of this proprietary product.

Sales and Marketing

In 2012, we marketed toy products primarily through our 21,258 square foot toy showroom in Shantou, China. With the expansion of our business, our first 21,258 square feet showroom was no longer big enough to display all the toys we sell. Accordingly, effective October 1, 2012, we leased another building facility as our second products showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng,  Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $228,571). Our controlling shareholders, Mr. Lin and Ms. Zheng invested approximately RMB50 million (approximately $7.9 million) to build this building with an area of 96,875 square feet. In 2013, we opened this toy showroom which will be used to provide our customers and potential customers the opportunity to see all the toys we offer with a one-stop shop experience. Currently, we are still utilizing the 21,258 showroom, which is located in our corporate office.  Additionally, customers can either browse the lines of toys online and contact our online representatives for inquiry and place orders, or visit the toy showrooms and choose from the displayed toy samples provided by our manufacturing partners.

In July 2011, we obtained vendor permits from Shantou Airport Company of Guangdong Airport Management Corporation (GAMC) to run two mini showrooms with 570 and 600 square feet (approximately 53 and 56 square meters), respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport that was officially opened on December 15, 2011. The term of the vendor permits and associated leases for these two showrooms is from December 18, 2011 to February 17, 2015. For the two showrooms collectively, we are obliged to pay monthly fee of RMB15,929 (approximately $2,470) to Shantou Airport Company, including vendor permit fee of RMB8,299 (approximately $1,290), rent of RMB6,540 (approximately $1,010), and administration fee of RMB1,090 (approximately $170). The terminal showrooms do not generate sales but serve as a marketing tool to present our Big Tree brand and introduces general toys and Big Tree Magic Puzzle (3D) to public at the airport. We have four full-time employees working in these two showrooms.

During 2012 and 2011, we sold our Big Tree Magic Puzzle (3D) through current sales locations in six Dennis Department Store locations in Henan province in China. On January 1, 2011 we entered the one-year Joint Sales Contract with Dennis Department Stores that allows us to have a 20-square-meter sale counter dedicated to the sale of Big Tree Magic Puzzle (3D) in each of its six designated stores in Henan. Dennis charged us a certain percentage of sales as a commission in addition to a monthly management fee of RMB 200 (or approximately $32) pursuant to the terms of the Joint Sales Contract. We managed the sale counters for the display, pricing, quality warranty, and customer services.  In 2012, we closed our sales counters in Dennis Department Stores.

In August 2011, we entered into a B2C Service Agreement with Taobao (China) Software Co., Ltd. and Zhejiang Taobao Network Co, Limited, the affiliates of Alibaba Group, the leading e-commerce company in China, to open an online retailer account at Taobao Mall (www.tmall.com), the largest B2C online retailing platform in China.  Our online retailer account operating under the name of Big Tree Toys Flagship Store (the “Taobao store”) is dedicated to the marketing and sale of our Big Tree Magic Puzzle (3D). Sale generated from the Taobao store are minimal for the years ended December 31, 2012 and 2011.

Suppliers

We source our customer orders from local qualified manufacturers and trading companies. We also monitor the quality control process at the manufacturers’ facilities and inspect final products prior to delivery. The products we sell are dropped shipped directly to our customers by the supplier or are shipped to our warehouse where we inspect the final products and pack the customer orders into containers for shipping. For 2012, our top four suppliers represented 82.2% of our total purchases, with two of our supplies representing 41.8% and 26.7%, respectively of our purchases.  In 2012, one of our suppliers, Universal Toys Trading (Hong Kong) Limited (the “Universal Toys”), a toy distributor and a related party, whose sole shareholder is the brother in law of our Chairman and CEO, accounted for 5.2% of our total purchases.  During 2011, Universal Toys was our biggest suppliers and accounted for approximately 77.8% of our total purchases.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Shantou Xinzhongyang Toy Industrial Co. Ltd. (“Xinzhongyang”), a company owned by our Chairman and CEO and his wife, to produce the Big Tree Magic Puzzle (3D). Pursuant to the agreement, BT Shantou is responsible for product development and providing the designs and technical support to Xinzhongyang for production. BT Shantou has contracted to place a monthly order on the fifth day of each month, and Xinzhongyang is required to confirm the order within three business days upon the receipt of the order and begin delivery of the products at Xinzhongyang’s facility on the 15th day after the receipt of the order. For 2012, purchases from Xinzhongyang totaled $0.9 million, representing less than 1% of our total purchases.

Quality Control Process

Our quality control process includes identifying and evaluating qualified manufacturers for specific orders.  We ensure that each manufacturer meets the qualifications and required industry standards set by the PRC government and, if applicable, the standards fixed by the laws of the destination countries if the products are being exported, all as described earlier in this section under “Certifications.”  We also monitor the quality control during the purchase of raw materials and production process at the manufacturers’ facilities. We examine the quality and quantity of the final product upon delivery to our warehouse prior to shipping, including reviewing for compliance with GB 6675-2003 Chinese National Safety Technical Code for Toys released by National Technical Committee of Standardization for Toys. Based upon these standards, we have developed a checklist which our technicians follow when reviewing the toys, the scope of which can vary depending upon the type of toy.  In addition to inspection of the composition and component materials, procedures can include heavy metal inspection, tensile testing and impact testing. For toys being exported, our quality control procedures also include reviewing for compliance with the various quality control standards and in some instances certifications fixed by the destination country. We conduct testing on customized toys and new “off the shelf” toys which have recently been introduced by a manufacturer, together with representative testing by order of “off the shelf” toys which have been previously been on the market and are manufactured by a known company. Because most of our suppliers are located in the vicinity of the City of Shantou, where we reside, in instances where we direct the supplier to deliver the order to the shipping point, our technicians visit the suppliers’ distribution or manufacturing facilities prior to delivery of the order to the shipping point to conduct quality control inspection and, if necessary, bring samples back to our quality control testing room for further inspection, which is completed before the order is shipped. The orders are then packed into containers and shipped to our customers.

Growth Strategy

In addition to the focus on export sales through BT Brunei, our growth strategies include the following:

1.
Build satellite sales offices and branches in major target countries and regions. One goal of our growth strategy is to open a satellite office in the United States to expand our customer base in North and South America. We expect to also use this office as a hub for sourcing potential products outside of China to expand our distribution offerings.  Additionally, we expect to open sales offices in several major cities of China to further grow our customer base.

2.
Acquire major regional distributors.  A long term growth strategy is the development of additional propriety products to complement the Big Tree Magic Puzzle (3D) and to offer our propriety products at sales locations or through distributors with sales locations or stores in high traffic areas such as shopping malls where customers can try our products and see just how fun, unique and educational they are for children.  We are not, however, presently a party to any agreement or understanding related to any potential acquisition.

3.
Acquisition of entities under common control. We believe that as our business grows there are certain strategic related party entities that could enhance the value of our company and improve our long-term growth.  These related party entities include Yunjia Fashion Clothing Co., Ltd. (“Yunjia”) and Xinzhongyang, companies that are owned and controlled by our CEO and wife.  We believe that the possible combination of Yunjia which would include its commercial real estate property where our current offices and our first toy showroom is located, could provide us with additional space to permit us to expand our business services, including the addition of more showrooms and an OEM procurement center while controlling our overhead expenses. Second, in the event sales of our Big Tree Magic Puzzle (3D) begin to build to a sustainable level, of which there are no assurances, we believe the combination of our contract manufacturer, Xinzhongyang, could enable us to have greater control over our production process and provide an avenue for further business expansion through the provision of contract manufacturing services to third parties.

We are in the early stages of development of the plan to implement this growth strategy, including the timeline, milestones and costs.  Depending upon the continued growth of our revenues from our existing business, of which there are no assurances, our ability to undertake many of these components to our growth strategy is subject to the availability of sufficient working capital. Other than a short-term loan as described elsewhere in this report and working capital advances from related parties, we do not have any external sources of working capital at the present time and there are no assurances we will be able to raise additional working capital. Accordingly, our ability to execute on this growth strategy may be limited if we are unable to continue to increase our revenues or raise working capital as may be necessary. In addition, even if we should proceed with any of these growth strategies, there are no assurances that they will be effective.

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

SAFE regulations on employee share options

On March 28, 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. The purpose of the Share Option Rule is to regulate foreign exchange administration of PRC domestic individuals who participate in employee shareholder plans and share option plans of overseas listed companies. According to the Share Option Rule, if a PRC domestic individual participates in any employee shareholder plan or share option plan of an overseas listed company, a PRC domestic agent or the PRC subsidiary of such overseas listed company is required to, among others things, file, on behalf of such individual, an application with SAFE to obtain approval for an annual quota with respect to the purchase of foreign exchange in connection with shareholder or share option exercises as PRC domestic individuals may not directly use overseas funds to purchase shares or exercise share options. Concurrently with the filing of such application with SAFE, the PRC subsidiary shall obtain approval from SAFE to open a special foreign exchange account at a PRC domestic bank to hold the funds required in connection with the share purchase or option exercise, any returned principal or profits from sales of shares, any dividends issued on the shares and any other income or expenditures approved by SAFE. The PRC subsidiary is also required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas bank to hold overseas funds used in connection with any share purchase or option exercise. All proceeds obtained by PRC domestic individuals from sales of shares shall be remitted back to China after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into RMB or transferred to such individual’s foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the PRC domestic bank. If the share option is exercised in a cashless exercise, the PRC domestic individuals are required to remit the proceeds to the special foreign exchange account.

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

Employees

As of May 7, 2013, we had approximately 150 full time employees in the PRC.

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

In August 2003 we acquired 100% of the outstanding of Transax International Limited in exchange for shares of our common stock in a transaction treated as a reverse merger which resulted in a change of control of our company. Transax International Limited, through its wholly owned subsidiary TDS Telecommunication Data Systems Ltda. , was an international provider of information network solutions specifically designed for the healthcare providers and health insurance companies. The MedLinkSolutionTM enabled the real time automation of routine patient eligibility, verification, authorizations, claims processing and payment functions. Thereafter, we changed our name to Transax International Limited.

On March 26, 2008, we executed a stock purchase and option agreement with Engetech, Inc., a Turks & Caicos corporation controlled and owned 20% by Americo de Castro, director and President of MedlinkConectividade, and 80% by Flavio Gonzalez Duarte or assignees. In accordance with the terms and provisions of the agreement, we sold to the buyer 45% of the total issued and outstanding stock of our wholly-owned subsidiary, Transax International Limited, which owned 100% of the total issued and outstanding shares of: (i) MedlinkConectividade, and (ii) Medlink Technologies, Inc., (“Medlink”) a Mauritius corporation. However, the buyer defaulted on payments and on November 24, 2010, pursuant to an agreement, the buyer returned the 45 shares which represents 45% of Transax International Limited held in escrow and forfeited its initial deposit of $937,700 in full and complete satisfaction of any amounts due to us.

On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax International Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and MedlinkConectividade, we sold 100% of our interest in MedlinkConectividade. As such all related operations have been retroactively presented as discontinued operations for all periods presented and related operating assets and liabilities have been classified as assets from discontinued operations and liabilities from discontinued operations, respectively for all periods presented.

In accordance with the terms and provisions of the agreement: (i) QC Holding acquired the equity interest of MedlinkConectividade resulting in the sale of our operating subsidiary. As consideration for the purchase and sale of 100% of our interest in MedlinkConectividade, QC paid to us approximately $298,000; (ii) QC Holding agreed to assume all debt and other contingent liabilities of MedlinkConectividade, which as of December 31, 2010 was approximately $7,800,000 including $5,300,000 in past taxes and social security contributions due to the Brazil Government; and (iii) QC contributed to MedlinkConectividade approximately $1,402,000 which will be used to repay us approximately $1,402,000 in loans and interest due to our subsidiary, Transax Limited, which owned 100% of MedlinkConectividade.  In accordance with the further terms and provisions of the Agreement, we retained our relevant technology assets consisting of software code and the Postilion network processor software to carry on business outside of Brazil.

Our board of directors considered the sale of MedlinkConectividade to be in our best interests and of our shareholders. Factors considered included (i) the high levels of debt in MedlinkConectividade, (ii) its continuing net operating losses and (iii) reports from Brazil counsel to MedlinkConectividade indicating that immediate tax and social security payments were due to the Brazilian Government of over $1,000,000.

From April 4, 2011 until December 30, 2011, we had nominal assets, no revenues and limited operations consisting of financial reporting, general administration, and seeking new business opportunities with a merger candidate.

On December 30, 2011, immediately prior to consummation of the share exchange agreement discussed below, we entered into debt exchange agreements with the holders of $848,878 in our outstanding debt whereby we exchanged 820,006 shares of our Series B Convertible Preferred Stock for this debt. The following table sets forth the name of the debt holder, amount of debt exchanged and number of Series B Convertible Preferred Stock issued. Stephen Walters, Carlingford Investments Limited and CFO Oncall, Inc. were related parties.

Name of Holder of Debt	Amount of Debt Exchanged	No. of Shares of Series B Convertible Preferred Stock Issued
Stephen Walters	$122,164	118,010
Carlingford Investments Limited	151,310	146,165
CFO Oncall, Inc.	37,092	35,831
China Direct Investments, Inc.*	538,312	520,000
Total	$848,878	820,006

*           China Direct Investments, Inc. purchased this debt acquired from Stephen Walters for $75,000 pursuant to a Bill of Sale and Assignment dated December 30, 2011.

The Reverse Merger

In December 2011, we completed a reverse merger pursuant to which we acquired BT Brunei. By way of background, in February 2011, the shareholders of BT Shantou, Mr. Wei Lin and Ms. Guihong Zheng, developed a plan to expand and obtain the benefits of a U.S. public company (the “Reorganization").  A key element of the Reorganization was to enter into a transaction with a public shell company in the United States by which the public shell company would acquire operations based in the PRC, all in compliance with PRC law. Lins (HK) International Trading Limited ("BT Hong Kong") formed BT Brunei to acquire BT Shantou.  The second step in the Reorganization was for the BT Shantou shareholders to transfer their ownership interest in BT Shantou to BT Brunei.  The third step was for BT Brunei and BT Hong Kong to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire BT Brunei.

To accomplish the first step in the Reorganization plan, BT Hong Kong was formed by Mr. Dore Scott Perler under the laws of Hong Kong on March 18, 2011. On April 13, 2011 BT Hong Kong formed BT Brunei under the laws of the State of Brunei Darussalam.  The choice of the State of Brunei Darussalam was based in part upon its tax structure under which domestic corporations are not subject to income taxes which management believed would facilitate the expansion of export sales by permitting the Company to be more price competitive. As part of the second step, on July 5, 2011, BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng, at the price of RMB 5,000,000 (approximately US $774,881), which represents the original amount of registered capital invested by Mr. Lin and Ms. Zheng. On September 6, 2011, the Bureau of Foreign Trade and Economic Cooperation of Shantou approved the acquisition. On October 13, 2011, BT Shantou received its business license as a WFOE that recognized BT Brunei as its sole shareholder. BT Shantou then became a wholly-owned subsidiary of BT Brunei. As part of the second step of the Reorganization plan, the former shareholders of BT Shantou, Mr. Lin and Ms. Zheng, entered into the Option Agreement with BT Hong Kong described below that allows them to purchase for a nominal amount,  their shares of  the U.S. public reporting company held by BT Hong Kong.  Thereafter BT Shantou could undertake the third and final step of the Reorganization to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire BT Brunei.

The Reorganization and acquisition of BT Shantou was structured to comply with the New M&A Rules discussed elsewhere in this report. Under the New M&A Rules, the acquisition of PRC companies by foreign companies that are controlled by PRC citizens who are affiliated, such as with BT Shantou, is strictly regulated and requires approval from the Ministry of Commerce, which approval is burdensome to obtain.  Such restrictions, however, do not apply to foreign entities which are controlled by foreign persons. These restrictions apply only at a “snapshot in time” that occurs at the time PRC companies are acquired by a foreign entity.  In our case, this was effective on July 5, 2011 when BT Brunei acquired 100% of the equity interests of BT Shantou from the BT Shantou shareholders.  At that time BT Brunei was owned 100% by BT Hong Kong , and BT Hong Kong was owned 100% by Dore Perler, a U.S. citizen, also as a trustee for Mr. Wei Lin. BT Brunei’s acquisition of BT Shantou was a cross-border transaction governed by and permitted under the New M&A Rules.

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

The Option Agreement granted Mr. Lin and Ms. Zheng the ability to obtain legal ownership of our shares of Series C Convertible Preferred Stock issued to BT Hong Kong in the Share Exchange Agreement which is described below for a nominal amount per share provided that (i) BT Brunei entered into a Share Exchange Agreement with BT Hong Kong, and (ii) the Company meets certain performance targets for the period from January 1, 2012 through December 31, 2013. In February 2013, these performance targets were orally waived among the parties involved, the initial allocation of the shares was revised and the Option Agreement was exercised.  See Part II, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Option Agreement appearing later in this report.

On December 30, 2011, we entered into a Share Exchange Agreement with BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Convertible Preferred Stock for 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. On December 11, 2012, the date on which we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Colorado upon completion of the Reverse Stock Split, without any further action of the holders of the Series C Convertible Preferred Stock, each share of the Series C Convertible Preferred Stock was converted into one share of our common stock, and represented approximately 65% of our issued and outstanding shares of common stock. In connection with the closing of the Share Exchange Agreement, our former officers and directors resigned and our current officers and directors were appointed.  The transaction was accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Convertible Preferred Stock were accounted for as paid in capital of the Company. As a result of the consummation of the Share Exchange, BT Brunei and BT Shantou are now our wholly-owned subsidiaries. Accordingly, the historical financial statements are those of BT Brunei and BT Shantou upon consummation of the December 30, 2011 Share Exchange transaction. Management of BT Brunei and BT Shantou has assumed operational, management and governance control immediately following the reverse merger transaction.  On December 11, 2012, upon completion of the Reverse Stock Split, without any further action of the holders of these Series C Convertible Preferred Stock, each share of the Series C Preferred Stock converted into one share of our common stock.

As compensation for pre-merger services under the December 30, 2011 consulting agreement we entered into with China Direct Investments, Inc. and its affiliate Capital One Resource Co., Ltd. (collectively, “China Direct”), we issued China Direct 2,542,743 shares of our Series B Convertible Preferred Stock.  On December 11, 2012, upon completion of the Reverse Stock Split, without any further action of the holders of these Series B Convertible Preferred Stock, each share of the Series B Preferred Stock converted into one share of our common stock. The services China Direct provided to us included an evaluation of several different business opportunities, including the acquisition of BT Brunei and BT Shantou. The Series B Convertible Preferred Stock issued to China Direct was accounted for as an expense of our company prior to the merger and recapitalization with BT Brunei and the resulting effect in net equity was eliminated upon completion of the reverse merger and recapitalization with BT Brunei.

On December 30, 2011, the goal of the Reorganization was realized when the Company completed the Share Exchange Agreement with BT Hong Kong and BT Brunei. As a result of this transaction, the Company is a holding company which, through its direct ownership of BT Brunei and BT Shantou, now has operations based in the PRC. Following this transaction, BT Brunei remained obligated to pay any remaining amounts of the acquisition price for BT Shantou of RMB 5,000,000 (approximately US $774,881) due to Mr. Lin and Ms. Zheng, which was approximately $0 and $288,455 at December 31, 2012 and 2011, respectively.

Effective December 11, 2012, we changed our name to Big Tree Group, Inc.

ITEM 1A.     RISK FACTORS

Risk Factors Relating to Our Business

The restatement of our consolidated financial statements may affect shareholder confidence, may consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

As discussed in Notes 2 and 14 of the Notes to Consolidated Financial Statements contained elsewhere in this report, we have issued two restatements on our 2011 audited consolidated financial statements and are restating our unaudited consolidated financial statements for the first three quarters of 2012 to correct certain errors in those consolidated financial statements. We cannot be certain that the measures we have taken since we completed the restatement process will ensure that restatements will not occur in the future. The restatements may affect investor confidence in the accuracy of our financial reporting and disclosures, may raise reputational issues for our business and may result in a decline in share price and shareholder lawsuits related to the restatements.

We cannot assure investors that we will be able to fully address the material weaknesses in our internal controls that led to our restatements, or that remediation efforts will prevent future material weaknesses.

We previously reported material weaknesses in our internal control over financial reporting at December 31, 2011.  We have identified additional control deficiencies in our financial reporting process that identified material weaknesses, leading to the restatements of our previously issued annual and quarterly financial statements. There can be no assurance that we will be able to fully remediate our existing deficiencies. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, it could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock.

The recording of our revenue is dependent on certain criteria being met and the criteria determines if we report revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. If we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy, we may need to record revenues on a net basis (sales less cost of sales) and revenue recorded may decrease significantly.

Revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Revenue is recognized on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When the Company does not meet the criteria for gross revenue recognition under ASC 605-45, the Company reports the revenue on a net basis.

Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 12 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

If we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy, we may need to record revenues on a net basis (sales less cost of sales) and our total revenues recorded may decrease significantly. Our revenues increased 115% in 2012 from 2011, partially as a result of the change in our revenue mix.  We may continue to experience significant fluctuations in total revenues in future periods depending upon the nature of those sales.

From time to time we engage in related party transactions. There are no assurances that these transactions are fair to our company.

We enter into a number of transactions with related parties which include purchases from or sales to a related party, advances to and from related parties, lease of facilities, business consulting services, among other transactions. The conduct of our business and operations are dependent upon these related party transactions, which are described in greater detail later in this report under Item 13. Certain Relationships and Related Parties, and Director Independence.  We are subject to risks as a result of our significant reliance on these related parties including the risk that the business terms are not as fair to us and that our management is subject to conflicts of interest which may not be resolved in our favor.  We cannot assure you that in every instance the terms of the transactions with related parties are on terms as fair as we might receive from or extend to third parties.  Investors in our company are wholly dependent upon the judgment of our management in connection with these related party transactions and there are no assurances that the conflicts of interest between our company and these related parties will be resolved in our favor.

It is possible that working capital advances by us to related parties could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to related parties will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. We are unable to predict the extent of the ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on our financial condition and operating results.

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

Although we have a long term contract with Xinzhongyang, a related party, our sales of the Big Tree Magic Puzzle (3D) would be adversely affected if we lost our relationship with Xinzhongyang or if Xinzhongyang’s operations were disrupted or terminated even for a relatively short period of time.  Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay Xinzhongyang to produce the Big Tree Magic Puzzle (3D), depending on what they pay for their raw materials.

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

Our success is, to a large degree, attributable to Wei Lin our Chief Executive Officer and Mr. Jiale Cai, our Chief Financial Officer.  Messrs. Lin and Cai are responsible for the management, sales and marketing, and operational expertise of our PRC subsidiary and perform key functions in the operation of our business. Although we have no reason to believe that these individuals would discontinue their services with us, the loss of one or more of these key employees could have a material adverse effect upon our business, financial condition and results of operations.

We may not be able to manage our business expansion and increasingly complicated operations effectively, which could harm our business.

We plan to expand through the expansion of our product offerings, by increasing our sales network and by development of an international distribution business. If our planned expansion is successful, it will result in substantial demands on our management and personnel and our operational, technological and other resources. To manage the expected growth of our operations, we will be required to expand our existing operational, administrative and technological systems and our financial systems, procedures and controls, and to expand, train and manage the planned growth in our employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, or that we will be able to effectively and efficiently manage the growth of our operations, and recruit and retain qualified personnel. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse effect on our financial condition and results of operations.

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
•           any other relationship of interest.

We engage in a number of transactions with related parties.  If any of the transactions we enter into with related parties are found not to be on an arm?痵-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings would in all likelihood substantially increase our possible future taxes and thus reduce our net income in future periods.

We face risks related to natural disasters and health epidemics in China, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. A renewed outbreak of SARS or another widespread public health problem, including the new strain of bird flu in the PRC which has recently resulted in deaths in the PRC, could significantly harm our operations. Our operations may be adversely impacted by a number of health-related factors, including quarantines or closures of our locations or those of our customers or potential customers. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

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

None of our Board of Directors are considered audit committee financial experts and we have reported material weaknesses in our internal control over financial reporting.  Because we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our internal accounting staff and our Board of Directors are relatively inexperienced with United States generally accepted accounting principles (“U.S. GAAP”) and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions and restatements of our financial statements. Finally, we have not established an Audit Committee of our Board of Directors. As a result of the material weaknesses in our internal controls over financial reporting at December 31, 2012 which are identified later in this report, it is possible that these material weaknesses could result in errors in our financial statements in future periods which could cause us to restate those financial statements.  Additional restatements of our financial statements could result in lost investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price in future periods and potentially subject us to litigation.

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

Our management may take actions that conflict with your interests.

As of May 1, 2013, our management owns approximately 51% of our common stock. These shareholders are able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they have significant control over our management and policies. The directors elected by these shareholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting company

ITEM 2.       DESCRIPTION OF PROPERTIES

Our principal executive offices are located at BT Shantou’s facilities. BT Shantou’s principal executive offices and its first toy showroom are located at South Part No.1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road in Waisha Town of Longhu District in Shantou, Guangdong, China. We lease approximately 16,146 square feet of office space from Yunjia, a related party, for an annual expense of RMB 72,000 (approximately $11,430). The lease also provides us without additional charge a separate space of 114.5 square meters adjacent to our principal offices, which has served as our quality control testing lab since December 2011 (our quality control testing lab has relocated to our second showroom we leased on October 1, 2012) and a 21,258 square feet toy showroom. The lease for BT Shantou’s offices expires on December 31, 2021.

Effective on December 18, 2011 we have operated two mini showrooms with 570 and 600 square feet respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport. The vendor permits and leases associated with the showrooms obtained from Shantou Airport Company of Guangdong Airport Management Corporation (“GAMC”) will expire on February 17, 2015. During the term, we are obliged to pay for two showroom a combined monthly fee of RMB15,929 (approximately $2,470) to Shantou Airport Company, including vendor permit fee of RMB8,299 (approximately $1,290) rent of RMB6,540 (approximately $1,010), and administration fee of RMB1,090 (approximately $170).

Effective October 1, 2012, we leased additional facility space which is used as a second showroom with 96,875 square feet located at WaishaShanfen Road, Taixinglong Yard, East Part of Building 8, Longhu District, Shantou from Shantou Youbang, a company owned by Ms. Guihong Zheng, the wife of Mr. Lin, for an annual rent of RMB 1,440,000 (approximately $228,571). The lease for this showroom expires on November 30, 2017.  In 2013, we opened our second larger showroom which will be used to provide our customers and potential customers the opportunity to see all the toys we offer with a one-stop shop experience.

ITEM 3.      LEGAL PROCEEDINGS

We are not a party to any pending litigation.

ITEM 4.      Mine Safety Disclosures.

Not applicable to our company’s operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted in the over-the-counter market on OTC Markets Inc. OTCQB under the symbol BIGG.  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2012 and 2011 and the first quarter of 2013. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions. We effected a one-for-seven hundreds (1:700) reverse stock split on December 11, 2012. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

	Low	High
2011
Quarter ended March 31, 2011	$1.12	$2.03
Quarter ended June 30, 2011	$0.91	$2.31
Quarter ended September 30, 2011	$1.40	$2.24
Quarter ended December 31, 2011	$1.40	$2.03

2012
Quarter ended March 31, 2012	$1.33	$2.45
Quarter ended June 30, 2012	$1.05	$2.31
Quarter ended September 30, 2012	$0.35	$8.04
Quarter ended December 31, 2012	$0.005	$2.94

Fiscal 2013
Quarter ended March 31, 2013	$0.0055	$1.98

The last sale price of our common stock as reported on the OTCQB was $1.00 per share on May 1, 2013.  As of May 1, 2013, there were approximately 190 record owners of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

The stock transfer agent for the common stock is Transfer Online, Inc. The stock transfer agent’s address is 512 SE Salmon Street, Portland, OR 07214, and its telephone number is (503) 227-2950.

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

 Recent Sales of Unregistered Securities

On January 3, 2013, we entered into a consulting agreement with Dore Perler to engage Mr. Perler to provide us with sales consulting and managerial services related to our operations in North America for a period terminating on January 31, 2014. This agreement was a renewal of a similar agreement for 2012.  Under the terms of the consulting agreement, we agreed to pay Dore Perler a monthly service fee of $3,000 per month and we issued Mr. Perler 150,000 shares of our common stock valued at $94,500 as additional compensation under the agreement.  Mr. Perler is a sophisticated investor who has such knowledge and experience in business matters that he is capable of evaluating the merits and risks of the prospective investment in our securities.  Mr. Perler had access to business and financial information concerning our company.  The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included in this report.

Overview

Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products. We conduct these operations through both BT Brunei, which focuses on export sales, and BT Shantou, which concentrates on domestic sales. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. We do not manufacture any products. We source a wide variety of 300,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers.

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. As discussed elsewhere, in 2013, we opened our toy experience center and a second showroom which will be used to provide our customers and potential customers the opportunity to see all the toys we offer with a one-stop shop experience.

We are dependent upon certain customers and suppliers.  During 2012, our one customer represented 27.5% of our total revenues and 56.4% of our accounts receivables at December 31, 2012, as compared to one customer in 2011 which represented 12.9% of our total revenues and 22.7% of our accounts receivables at December 31, 2011. Additionally, in 2012, one supplier accounted for 41.8% of our purchases while in 2011 another one of our suppliers, Universal Toys, a related party, accounted for 77.8% of our toy purchases.

In 2011, we started selling Big Tree Magic Puzzle (3D) directly to Chinese domestic end consumers including children and grown-ups through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China.  In 2012, we closed our counters at Dennis Department Stores, The sales from this product represented less than 1% of our total revenue during 2012 and 2011. During 2013, we plan on utilizing our existing distribution channels in an effort to increase the sales of this proprietary product.  In addition, and subject to the availability of additional capital, of which there are no assurances, should sales of this product increase in 2013 we plan on opening retail locations from which this propriety product can be offered.  While we are in the early stages of planning these locations and have not finalized any of these expansion plans, including the target number of locations, we estimate that the cost per new location will be approximately RMB50,000 to RMB100,000 (approximately US $8,000 to US $16,000).

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

Lastly, we continue to evaluate the financial and operating benefits of acquisitions of Yunjia and/or Xinzhongyang, related parties, as discussed earlier in this report.  If we should determine to proceed with the acquisition of Yunjia or Xinzhongyang, or both, of which there is no assurance, it is likely that we would acquire these companies for equity in our company which will be dilutive to our existing shareholders.  We are not a party to any agreements at this time for an acquisition of either Yunjia or Xinzhongyang and we may determine that neither acquisition would provide a financial or operating benefit to our company.

Results of Operations

Our consolidated revenues for 2012 increased 115% over 2011. The increase in revenues for 2012 as compared to 2011 was primarily due to reporting revenues from BT Brunei for the entire year in 2012 versus partial year in 2011, which was offset by a reduction of 35% in the revenues that we accounted for on a net basis as an agent during 2012. We started recording sales from BT Brunei in May 2011. In 2012, we increased our customer base from 178 customers in 2011 to 259 customers in 2012. Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. BT Brunei is organized in the State of Brunei Darussalam which is a non-taxable jurisdiction. Sales revenues from BT Brunei are not subject to income taxes as compared to sales revenues from BT Shantou which are subject to a PRC tax rate of 25%. These operational costs savings have permitted the Company to leverage our export sales contacts to significantly expand the Company’s export sales in 2012 by permitting the Company to be more price competitive. In connection with our export sale, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to increase in 2013 over 2012 as we continue to expand our export sales efforts.

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition
	2012			2011 (as Restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$33,308,254	$-	$33,308,254	$14,889,132	$-	$14,889,132
Net revenues from sales reported on net basis	-	580,381	580,381	-	896,378	896,378
Total Revenues	$33,308,254	$580,381	$33,888,635	$14,889,132	$896,378	$15,785,510

If we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy, we record revenues on a net basis (sales less cost of sales).

Cost of revenues was approximately $30.4 million for 2012, an increase of approximately $16.8 million over 2011, while cost of revenues as a percentage of revenues increased to 89.6% in 2012 from 86.1% in 2011. Cost of revenues attributable to BT Brunei accounted for approximately $22.0 million in 2012. As a result of increased sales during the 2012 period, cost of revenue increased accordingly.

As a percentage of revenues, gross margins were 10.4% for 2012 as compared to 13.9% for 2011. This decrease was primarily due to our 2012 strategy to lower the gross margins on our international sales to gain a higher market share. Generally, in 2012, gross margins on domestic sales were approximately 12% and gross margins on export sales were approximately 8.8%. We expect gross margins to remain at its current percentage. As previously discussed above, revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Operating expenses, comprising of selling and general and administrative expenses, increased 231% in 2012 over 2011.  Selling expense increased primarily due to an increase in salaries incurred to sales employees of $152,758 related to an increase in sales staff and commission, an increase in advertising expense of $122,400, and an increase in shipping expense of $71,316.  General and administrative expenses increased 189% in 2012 as compared to 2011. This increase was primarily due to an increase in the number of administrative employees and higher salary and employee benefits of $184,768 for administrative employees, the recording of stock-based consulting fees of $208,000 for business development services, and an increase in professional fees of $236,000 related to our SEC reporting requirements. We expect operating expenses to continue to increase in 2013, including increased costs associated with our public company reporting obligations and new selling expenses related to the opening of our new show room, but we are unable at this time to quantify the amount of the expected increase.

 BT Shantou is governed by the Income Tax Law of the People’s Republic of China Concerning Foreign Investment Enterprise and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, BT Shantou is subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes). BT Brunei was incorporated in the State of Brunei Darussalam, and is not subject to any corporate income taxes in accordance to the laws and regulations of that country. Our effective tax rate for 2012 was negligible since substantially all  of  the consolidated taxable income was attributable to  BT Brunei's  operating income which was not subject to  corporate income taxes under the Brunei Income Tax Law.

As a results of the discussion above, our net income for 2012 and 2011 amounted to $1.6 million, or $0.16 per common share (basic and diluted) and $1.6 million, or $0.25 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $2.4 million as of December 31, 2012, as compared to a working capital of $0.9 million as of December 31, 2011. Our primary uses of cash have been for purchases of toy products, selling, and general and administrative expenses, including payments to related parties, as well as advances to related parties. Our primary sources of cash are derived from revenues from the sales of our toy products, from bank loans and from advances from related parties.

At December 31, 2012 and 2011, the Company’s cash balances by geographic area were as follows:

	December 31, 2012		December 31, 2011
Country:
PRC	$11,001	50.0%	$49,019	20.0%
Hong Kong	10,787	49.0%	197,513	80.0%
USA	379	1.0%	188	0.0%
Total cash and cash equivalents	$22,167	100.0%	$246,720	100.0%

Cash held in banks in the PRC and Hong Kong are not insured. The value of cash on deposit in China has been converted to U.S. dollars based on the exchange rates as of respective balance sheet dates. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Total current assets at December 31, 2012 increased by approximately $4.7 million from December 31, 2011. The principal contributors to this change was an increase in accounts receivable which reflects sales increases during the fourth quarter of $1.6 million, an increase in inventories of $1.3 million, an increase in other receivables of $0.9 million, and an increase in advances to suppliers of $1.0 million. Total current liabilities increased by $3.2 million in 2012 primarily due to a $3.7 million increase in loan payable from a bank in China and a $1.1 million increase in accounts payable and accrued expenses, partially offset by a decrease of $0.8 million in advances received from customers for products to be delivered and a decrease in due to related parties of $0.8 million.

We do not have any commitments for capital expenditures and expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital.

•	An increase in working capital requirements to finance near term and long term growth strategy including possible acquisitions;
•	The impact of related party transactions on our results operations and liquidity;
•	Increases in capital expenditures, marketing and administrative expenses to support the sales growth of our company;
•	Timing of payments to related parties to satisfy obligations associated with BT Brunei’s acquisition of BT Shantou prior to the completion of the Reorganization;
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•	The additional costs, including legal accounting and consulting fees, associated with a public company and related compliance activities.

In March and May 2012, we entered into two-year promissory note agreements for $20,000 and $41,711 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $61,711. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $41,711 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of our securities to raise capital. The loans bear interest at 2% per annum.

On November 2, 2012, we borrowed RMB 23,000,000 ($3,650,156 at December 31, 2012) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch.  We used the proceeds of this loan for working capital purposes, including the purchase of toy products. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and is due on November 2, 2013. If the loan is not paid by the due date, the default interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang, a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and personally guaranteed by Xinna Cai, a third party.

Other than the loans discussed above and working capital advanced from related parties, we do not have any external sources of working capital.  We may seek to raise capital through the sale of equity in our company, however, we are not a party to any agreement or understandings at this time and there are no assurances we will be able to raise capital on terms satisfactory to us, or at all.  If we are unable to raise additional capital as may be needed, our ability to grow our company and increase our revenues in future periods will be adversely impacted.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $2.7 million in 2012, as compared to net cash provided by operating activities of approximately $0.6 million in 2011. In 2012, net cash used in operating activities of approximately $2.7 million was primarily attributable to an increase in accounts receivable of approximately $1,569,000 related to an increase in sales, an increase in advances to suppliers of approximately $530,000, an increase in advances to suppliers – related parties of approximately $462,000, an increase on prepaid expenses and other current assets of approximately $1,069,000, an increase in inventories of approximately $1,326,000 and a decrease in advances from customers of approximately $807,000 offset by an increase in accounts payable and accrued expenses of approximately $1,103,000.

NET CASH FLOW (USED IN) PROVIDED BY INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $127,626 in 2012, which related to the purchase of property and equipment of $127,626, compared with net cash provided by investing activities of $0.2 million in 2011 attributable to proceeds from the disposition of property and equipment – related party of $301,648, which offset by cash used for the purchase of property and equipment of $70,148 and intangible assets of $13,343.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities was approximately $2.6 million in 2012, as compared to net cash used in financing activities of $547,064 in 2011. Net cash provided by financing activities in 2012 was primarily due to approximately $3.7 million proceeds from bank loan payable and proceeds from related party advances of approximately $8.2 million, which offset by the repayment of amounts due to related parties of approximately $8.8 million, the final payment to related parties of approximately $291,000 in connection with the 2011 acquisition of BT Shantou by BT Brunei, and an increase in amount due from related party of $262,000. Net cash used in financing activities in 2011 was due to the repayment of related party advances and the payment of cash for the acquisition of BT Shantou by BT Brunei of approximately $1.8 million, which offset by the cash received from related party advances of approximately $1.3 million.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments addressed below.  We also have other significant accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Revenue is recognized on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When the Company does not meet the criteria for gross revenue recognition under ASC 605-45, the Company reports the revenue on a net basis-See Note 2 to the consolidated financial statements for details on determination of net and gross reporting methods.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the years ended December 31, 2012 and 2011 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and the valuation of stock-based compensation.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the Company’s consolidated financial position, results of operations and or cash flow.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 11, 2013, the Company was informed by its independent registered public accounting firm Sherb & Co., LLP ("Sherb"), that it has combined certain of its practice with RBSM LLP effective January 1, 2013.  As a result of the combination and upon notice by Sherb to the Company, on February 5, 2013 Sherb in effect resigned as the Company's independent registered public accounting firm and RBSM LLP became the Company's independent registered public accounting firm.  The engagement of RBSM LLP as the Company's independent registered public accounting firm was ratified and approved by the Board of Directors of the Company on February 5, 2013.

The principal accountant's reports of Sherb on the financial statements of the Company as of and for the two years ended December 31, 2011 and 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the two years ended December 31, 2011 and 2010 and through the date of the Current Report on Form 8-K that we filed with the SEC regarding this change of auditor, there were no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Sherb's satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the two years ended December 31, 2011 and through the date of the Current Report on Form 8-K, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the two years ended December 31, 2011 and through the date of the Current Report on Form 8-K, the Company did not consult with RBSM LLP with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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
•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.\

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2012.

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

The specific material weaknesses identified by our management relates to our inadequate number of personnel with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Our CFO, Mr. Jiale Cai, is an accountant and while he has significant experience in PRC accounting, he lacks expertise in U.S. GAAP.  The balance of our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is also limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our lack on an internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions and that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions. During 2012, we were required to restate our 2011 consolidated financial statements as a result of the retrospective application of a change in accounting principle related to our revenue recognition policy.  In addition, subsequent to the date of management’s evaluation for the period covered by our report, in April 2013, we were required to restate our 2011 consolidated financial statements a second time as well as our quarterly unaudited consolidated financial statements for each of the first three quarters of 2012 to correct an error in those financial statements related to the understatement of an obligation due to the related parties.

During 2012 and 2011, we relied on China Direct Investments, Inc. ("CDI"), our corporate management services provider, to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. CDI employs professional staff accountants.  The majority of CDI’s accounting staff is bilingual and capable of translating financial statements and schedules from Chinese to English, as well as reviewing detailed trial balances and other financial information to ensure that U.S. GAAP has been properly applied.  However, notwithstanding this reliance, our historic financial statements have contained errors.  We expect to be materially dependent upon CDI, or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in additional our financial statements which could lead to more restatements of those financial statements.

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

In light of this significant deficiency, we performed additional analyses and procedures  in order to conclude that our financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP.  Accordingly, management believes that despite the material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                        OTHER INFORMATION

Effective October 1, 2012, we leased a showroom with 96,875 square feet from Shantou Youbang, a company owned by Ms. Guihong Zheng, the wife of Mr. Lin, for an annual rent of RMB 1,440,000 (approximately $228,571). The lease for this showroom expires on November 30, 2017.  In conjunction with this lease, we paid a security deposit of approximately $57,133.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Positions
Wei Lin	42	Chief Executive Officer and Chairman of the Board of Directors
Jiale Cai	34	Chief Financial Officer
Chaojun Lin	50	Director
Chaoqun Xian	31	Director

Wei Lin is the founder and the Chairman of BT Shantou since its formation in 2003 and our Chief Executive Officer and Chairman of the Board since December 30, 2011.  Mr. Lin has extensive experience with small businesses and in corporate management. Mr. Lin was the founder and president of Guangtong Network Calling Station, former CEO of Jieyang Toys Complex Group Co., Ltd, and former Chairman of Beijing Junze Cultural Communications Co., Ltd. and Shanghai Xikang Electronic Technology Development Co., Ltd.  Mr. Lin is the majority owner of Xinzhongyang Toy Industrial Co., Ltd. and Yunjia Fashion Clothing Co., Ltd., companies with whom we engage in related party transactions as described later in this section. Mr. Lin graduated with an Associate’s Degree in Economic Management from Central South University, China (formerly known as Central South Industrial University) in 1996.

Jiale Cai has been the Accounting Director of BT Shantou since July 2011 and our Chief Financial Officer since December 30, 2011. Mr. Cai has extensive experience in management accounting and was also accounting manager and director for state-owned, private, and foreign-owned enterprises including Guangdong Kinde Network & Technology Co., Ltd. Fukutomi (Shantou) Industrial Limited from, Shantou LonghuDongnan Industrial Co., Ltd. and Shantou Zhongmin Group Corp.  Mr. Cai obtained an Associate Degree in Accounting through the professional continuous education program from Guangdong Jinan University, China in 2009.

Chaojun Lin is the Deputy General Manager of BT Shantou and a member of our Board of Directors since December 30, 2011. Mr. Lin was the former deputy principal of ChenghaiTantou School. Since 1995, he was  the former deputy general manager of Guangtong Network Calling Station and the principal of Guangtong Computer Training School. Mr. Lin is experienced in managing operations. Mr. Lin graduated from Chenghai Normal School, China in 1985.

Chaoqun Xian is the current International Trading Director of BT Shantou and a member of our Board of Directors since December 30, 2011. Ms. Xian is experienced in marketing and team management. In January 2006, Ms. Xian joined BT Shantou  and has successfully established a stable and productive sales team and a large base of customers that we expect to lead to future growth in sales. Ms. Xian graduated from Xiamen University, China with a Bachelor’s Degree in Automation in 2005.

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

Wei Lin. Mr. Lin has over 16 years of experience in the operation and management of companies engaged in the sale and distribution of toys and product development.

Chaojun Lin. Mr. Lin has over 18 years of experience in the operation and management of a variety of companies engaged in sales and marketing.

Chaoqun Xian. Ms. Xian has over 8 years of experience in the marketing and sales management in the toy distribution business.

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

Board oversight in risk management

Mr. Wei Lin serves as both our Chief Executive Officer and as one of the three members of our Board of Directors.  The balance of our directors are not considered independent.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.  Our directors meet regularly with Mr. Wei Lin to discuss strategy and risks we face and to address any questions or concerns they may have on risk management and any other matters.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, except as set forth below executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012:

•	Mr. Wei Lin failed to timely file one Form 4 reporting shares of common stock issued upon conversion of the Series C Convertible Preferred Stock;
•	Ms. Jiale Cai failed to timely file one Form 4 reporting shares of common stock issued upon conversion of the Series C Convertible Preferred Stock;
•	Mr. Chaojun Lin failed to timely file one Form 4 reporting shares of common stock issued upon conversion of the Series C Convertible Preferred Stock;
•	Mr. Chaoqun Xian failed to timely file one Form 4 reporting shares of common stock issued upon conversion of the Series C Convertible Preferred Stock; and
•
CD International Enterprises, Inc. failed to timely file a Form 3 reporting its initial acquisition of shares of our common stock upon conversion of shares of Series B Convertible Preferred Stock, which such filing as subsequently been filed.

ITEM 11.                       EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Wei Lin, Chief Executive Officer and Chairman of the Board of Directors(1)	2012 2011	32,862 16,000	-	-	-	-	-	-	32,862 16,000

(1)           Mr. Wei Lin has served as our Chief Executive Officer since December 30, 2011.  His compensation in 2011 and 2012 include amounts paid by BT Shantou.  All amounts are approximate, were paid in RMB and assume a conversion rate of RMB 6.3 to U.S. $1.00.  The amounts paid to Mr. Wei Lin in 2012 and 2011 exclude approximately $2.0 million and approximately $0.6 million respectively, including:

•	approximately $288,000 and $490,000, respectively, paid to him by BT Brunei for his interest in BT Shantou, and
•	$0.9 million and $0.1 million, respectively, paid to the related parties controlled by him and or his wife for manufacture of the Big Tree Magic Puzzle (3D);
•	a security deposit of $57,133 paid in 2012 to related parties controlled by him and or his wife for a lease on our new showroom;
•	$11,430 and $11,155, respectively, paid to related parties controlled by him and or his wife for the leasing of facilities; and
•	$464,205 advanced to a company controlled by Mr. Lin and his wife as prepayment for the Big Tree Magic Puzzle (3D), all of which is outstanding at December 31, 2012.

How our Chief Executive Officer’s compensation is determined

Mr. Lin’s compensation for 2011 was determined pursuant to the terms of a one year employment agreement between Mr. Lin and BT Shantou. Under the terms of this agreement, Mr. Lin received base monthly compensation of RMB5,000 ($775) from January 2011 through June 2011, RMB15,000 ($2,323) for July 2011 and RMB13,000 ($2,014) from August 2011 through December 2011. He is entitled to certain insurance benefits and paid holiday and vacation time. The agreement may be terminated upon certain conditions by either party, in which event there are no severance or other payment due. On December 31, 2011 Mr. Lin and BT Shantou entered into a new one year employment agreement upon substantially the same terms and conditions which provides for compensation of RMB15,000 ($2,323) per month.

       In December 2011 we entered into a new employment agreement with Mr. Lin.  Mr. Lin’s compensation for 2012 was determined pursuant to the terms of a one year employment agreement between Mr. Lin and BT Shantou. Under the terms of this agreement, Mr. Lin received monthly base compensation of RMB15,000 ($2,381) from January 2012 through March 2012 and RMB18,000 ($2,857) from April 2012 to December 2012.  He is entitled to certain insurance benefits and paid holiday and vacation time. The agreement may be terminated upon certain conditions by either party, in which event there are no severance or other payment due. We expect to sign a new employment agreement with Mr. Lin in the near future upon terms and conditions to be determined. As Mr. Lin is a member of our Board of Directors, the employment agreements with him are not negotiated on an arm-length basis.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our named executive officer outstanding as of December 31, 2012:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(j)
Wei Lin	-	-	-	-	-	-	-	-	-

Stock Option Plan

On November 28, 2004, we adopted the 2004 Incentive Stock Option Plan (the "Plan"). The Plan, as amended, provides options to be granted, exercisable for a maximum of 7,000,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee of the Board of Directors.  At December 31, 2012 we had no options outstanding.

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

At May 1 2013, we had 10,350,179 shares of issued and outstanding common stock. The following table sets forth information known to us as of May 1, 2013 relating to the beneficial ownership of shares of our voting securities by:

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

	Common Stock
Name of Beneficial Owner	Number of Shares	% of Class
Wei Lin (1)	4,100,000	39.6%
Chaojun Lin	400,000	3.9%
Chaoqun Xian	400,000	3.9%
Jiale Cai	400,000	3.9%
All officers and directors as a group (four persons) (1)	5,300,000	51.2%
Shaoying Wang (2)	950,000	9.2%
China Direct Investments, Inc. (3)	962,743	9.3%

(1)             Mr. Lin is the Chief Executive Officer of our company and a member of the board of directors. The number of shares he owned includes 1,600,000 shares that are held by his wife and children over which he has voting and dispositive control.

(2)           Mr. Wang’s address is Manao Road Lane 300, Building 12, Apt. 502, Shanghai, China 201103.

(3)           Dr. James Wang Ph.D. has voting and dispositive control over securities held by China Direct Investments, Inc. whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.  The number of shares owned by China Direct Investments, Inc., a wholly owned subsidiary of CD International Enterprises, Inc., excludes shares held by employees of those companies, including 300,000 shares held of record by Dr. Wang.

Option Agreement

On December 29, 2011 BT Hong Kong entered into an Option Agreement with the former shareholders of BT Shantou whereby these former shareholders have a five year right to acquire up to 6,500,000 shares of our common stock from BT Hong Kong, upon the occurrence of the conditions described below. Those shares represented shares of our common stock issuable upon the automatic conversion of 6,500,000 shares of our Series C Convertible Preferred Stock originally issued to BT Hong Kong in December 2011 as described elsewhere in this report. The Company is not a party to this agreement.  The optionees who are parties to the Option Agreement are the two former shareholders of BT Shantou, including Mr. Wei Lin, our Chief Executive Officer who was to initially receive 96% of the total shares, or 6,240,000 shares, and Ms. Guihong Zheng, his wife, who was to initially receive 4% of the total shares, or 260,000 shares.

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

In November 2012, following our special meeting of stockholders, the 6,500,000 shares of Series C Convertible Preferred Stock converted into 6,500,000 shares of our common stock which occurred in November 2012. In February 2013, BT Hong Kong orally waived among the parties involved on these revenue and profits milestones and the Option Agreement was exercised in full. In addition, Mr. Lin and Ms. Zheng agreed to a reallocation of the portion of the shares they were to receive upon the exercise of the Option Agreement.  The 6,500,000 shares of our common stock were distributed by BT Hong Kong as follows.

        The recipients were officers, directors and key employees of our Company and members of Mr. Lin’s immediate family:

Recipient	No. of Shares
Wei Lin, CEO	2,500,000
Guihong Zheng (1)	400,000
Tianqi Lin (1)	400,000
Dongqing Lin (1)	400,000
Dongyang Lin (1)	400,000
Chaoqun Xian, director	400,000
Jiale Cai, CFO	400,000
Xiaofeng Liu	400,000
Fulin Xu	400,000
Chaojun Lin, director	400,000
Bing Du	200,000
Jiayao Zhang	200,000
6,500,000

(1)	Immediate family member of Mr. Wei Lin.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2004 Incentive Stock Option Plan	0	n/a	5,286

Plans not approved by stockholders	0	n/a	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

From time to time, we engage in business transactions with related parties. During 2012 and 2011, these related party transactions included:

Transactions with Universal Toys

•
We purchase products from Universal Toys that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During 2012 and 2011, we purchased $2 million and $17.7 million from Universal Toys, respectively, and at December 31, 2012 we owed that company $0.  Under the terms of a purchase agreement, the Company agrees to purchase various products from Universal Toys, Universal Toys fills the purchase order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers/vendors, and

•	We advance funds to Universal Toys for prepayments for purchases of toy products not yet received. At December 31, 2012 and 2011, advances to Universal Toys were $64,943 and $11,944, respectively.

Transactions with Wei Lin, Guihong Zheng and their affiliated entities

•
In July 2011, BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng, at the price of RMB 5,000,000 (approximately US $781,000). During 2011, approximately $490,000 of this amount was paid by BT Brunei to Mr. Lin and Ms. Zheng, leaving a balance of approximately $290,000 due at December 31, 2011.  During 2012 this amount was further reduced by approximately $290,000, leaving a balance of $0 at December 31, 2012.

•	From time to time, we borrow funds from and advance funds to Mr. Lin and his wife, as well as Xinzhongyang, a company controlled by them, for working capital purposes. These advances bear no interest and are due on demand. In December 2012, Mr. Lin entered into an agreement with BT Shantou and Xinzhongyang authorizing it to collect amounts due him and his wife from us. At December 31, 2011 and 2012 we owed these related parties $823,265 and $0, respectively, for these working capital advances. At December 31, 2012, amounts due from these related parties amounted to $261,970. It is possible that these working capital advances made by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision.

Below is a table which provides the detail of these payments for the purchase price of the equity interest in BT Shantou as well as working capital advances and repayments during 2011 and 2012:

	Wei Lin	Guihong Zheng	Xinzhongyang	Total
Balance, December 31, 2010	$685,878	$-	$-	$685,878
Working capital advances	1,114,980	-	149,820	1,264,800
Repayments	(1,289,108)	-	(149,820)	(1,438,928)
Acquisition of BT Shantou	746,276	28,389	-	774,665
Payment to acquisition	(490,774)	-	-	(490,774)
Effect of foreign currency exchange	27,168	456	-	27,624
Balance, December 31, 2011	794,420	28,845	-	823,265
Working capital advances received	2,197,453	-	6,016,436	8,213,889
Repayments	(2,212,495	-	(6,540,353)	(8,752,848)
Payment to acquisition	(261,623)	(29,069)	-	(290,692)
Working capital advances paid	-	-	(261,875)	(261,875)
Amount offset pursuant to offset agreement	(523,917)	-	523,917	-
Effect of foreign currency exchange	6,162	224	(95)	6,291
Balance, December 31, 2012 - Due to (from) related parties	$-	$-	$(261,970)	$(261,970)

•
On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang, a company owned by our CEO Mr. Lin and his wife, Guihong Zheng, to produce the Big Tree Magic Puzzle (3D). We purchased $0.9 million from Xinzhongyang during 2012 and $0.1 million in 2011.

•	We advanced funds to Xinzhongyang for prepayments for purchases of toy products not yet received. At December 31, 2012 and 2011, these advances to Xinzhongyang were $464,205 and $54,653 respectively.

•
BT Shantou leases its principal executive offices and our toy showroom from Yunjia, a company owned by Mr. Lin and his wife. During 2012 and 2011, we paid Yunjia RMB 72,000 ($11,422) and RMB 72,000 ($11,155) in rental expense, respectively.

•
Effective October 1, 2012, BT Shantou leased a new showroom from Shantou Youbang International Supervise Center, Co., Ltd., a company owned by Ms. Zheng, for an annual rent of RMB 1,440,000 (approximately $228,571). In connection with this lease, in 2012 we paid a security deposit to Shantou Youbang of RMB 360,000 ($57,133 at December 31, 2012).

•	As of December 31, 2012, we advanced Ms. Zheng $1,484 for business expenses and travel which is reflected on the accompanying consolidated balance sheet as prepaid expenses.

•
 In May 2011, we disposed of certain storage space property not being used in our business operations. We sold       the storage space property to Mr. Lin, for RMB 1,988,400 (approximately $301,648), and recognized a gain of $29,036 from disposition of property and equipment.

Transactions with other related parties

On December 30, 2011 and prior to the consummation of our reverse merger, we entered into debt exchange agreements with the holders of $848,878 in our outstanding debt whereby we exchanged 820,006 shares of our Series B Convertible Preferred Stock for the debt.

The following table sets forth the name of the debt holder, amount of debt exchanged and number of Series B Convertible Preferred Stock issued. Stephen Walters, Carlingford Investments Limited and CFO Oncall, Inc. were related parties.

Name of Holder of Debt	Amount of Debt Exchanged	No. of Shares of Series B Convertible Preferred Stock Issued
Stephen Walters	$122,164	118,010
Carlingford Investments Limited	151,310	146,165
CFO Oncall, Inc.	37,092	35,831
China Direct Investments, Inc.	538,312	520,000
Total	$848,878	820,006

China Direct Investments, Inc. purchased this debt acquired from Stephen Walters for $75,000 pursuant to a Bill of Sale and Assignment dated December 30, 2011.  As described earlier in this report, in December 2012 the shares of Series B Convertible Preferred Stock automatically converted into shares of our common stock.

We were a party to a consulting agreement with China Direct Investments, Inc., a subsidiary of CD International Enterprises, Inc., a principal stockholder.  Under the terms of this agreement, on December 30, 2011 we issued the company 2,542,743 shares of our Series B Convertible Preferred Stock. In December 2012, the Series B Convertible Preferred shares were converted into 2,542,743 shares of our common stock.

At December 31, 2012 we owed China Direct Investments, Inc. $10,578 for funds advanced to us for working capital.  The advances are non-interest-bearing and due on demand.

                In March 2012 and May 2012, we entered into two-year promissory note agreements for $20,000 and $41,711 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $61,711. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $41,711 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of the Company’s securities to raise capital. The loans bear interest at 2% per annum,

At December 31, 2011, we owed Chaojun Lin, the Deputy General Manager of BT Shantou and our director $12,594 for advances for working capital. This amount did not bear interest and was repaid in 2012.

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

	Years Ended December 31,
Category	2012	2011
Audit Fees	$82,500	$65,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$82,500	$65,000

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
3.3
Articles of Amendment to Articles of Incorporation designating Series B Convertible Preferred Stock and Series C Convertible Preferred Stock - Incorporated by reference to the Current Report on Form 8-K as filed on November 27, 2012.

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

10.3
Contract Manufacturing Agreement dated June 1, 2010 between Shantou Big Tree Toys Co., Ltd. and Shantou Xinzhongyang Toy Industrial Co., Ltd. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.4
Building Lease Agreement between Shantou Yunjia Fashion Handicraft Co., Ltd. and Shantou Big Tree Toys Co., Ltd. for the period beginning January 1, 2011 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.5
Stock Transfer Agreement dated July 5, 2011 between the shareholders of Shantou Big Tree Toys Co., Ltd. and Big Tree International Co., Ltd. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.6
Option Agreement dated December 29, 2011 between Lins (HK) Intl Trading Limited and certain shareholders of Big Tree International Co., Ltd. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.7
Share Exchange Agreement dated December 30, 2011 between Transax International Limited, Big Tree International Co., Ltd., and Lins (HK) Int’l Trading Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.8
Bill of Sale and Assignment dated December 30, 2011 between Stephen Walters and China Direct Investments, Inc. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.9
Debt Exchange Agreement dated December 30, 2011 between China Direct Investments, Inc. and Transax International Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.10
Debt Exchange Agreement dated December 30, 2011 between Stephen Walters and Transax International Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.11
Debt Exchange Agreement dated December 30, 2011 between Carlingford Investments Limited and Transax International Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.12
Debt Exchange Agreement dated December 30, 2011 between CFO Oncall, Inc. and Transax International Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.13
Consulting Agreement dated December 30, 2011 between Transax International Limited and China Direct Investments, Inc. and Capital One Resource Co., Ltd.. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.14
Stock Option Termination Agreement dated December 30, 2011 between Transax International Limited and Laurie Bewes – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.15
Stock Option Termination Agreement dated December 30, 2011 between Transax International Limited and Stephen Walters – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.16
Stock Option Termination Agreement dated December 30, 2011 between Transax International Limited and Adam Wasserman – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.17
Management Termination Agreement dated December 30, 2011 between Transax International Limited and Carlingford Investments Limited – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.18	Certificate of Grant of Patent No. HK1133784 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.19	Certificate of Registration of Design No. 0902157.3 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.20	Utility Model Patent Certification No. 1657120 for Patent No. ZL. 2009 2 0292981.6 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.21	Design Patent Certification No. 1321347 for Patent No. ZL 2010 3 0103327.4 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.22	Design Patent Certification No. 1315842 for Patent No. ZL 2009 3 0680023.1 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012..
10.23	Trademark Registration of Big Tree Carnival dated December 14, 2010 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.24	Trademark Registration of Big Tree dated December 14, 20106 – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.
10.25
Assignment Agreement for patent No. ZL 2009 3 0680023.1 dated December 29, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.26
Assignment Agreement for patent No. ZL 2010 3 0103327.4 dated December 29, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.27
Assignment Agreement for patent No. ZL. 2009 2 0292981.6 dated December 29, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

10.28	Employment Agreement dated January 1, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011.
10.29	Employment Agreement dated December 31, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011.*
10.30	Consulting Agreement dated January 3, 2013 between Big Tree Group, Inc. and Dore Perler *
10.31	Translation of Loan Agreement dated November 2, 2102 between Shantou Big Tree Toys Co., Ltd. and Guangfa Bank Co., Ltd. Shantou Zhongshan Branch *
10.32
Consulting Agreement dated as of September 12, 2012 by and between Transax International Limited and Pearl Group Advisors, Inc. – Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2012.

10.33	Translation of lease agreement dated September 30, 2012 between Big Tree International Co., Ltd and Shantou Youbang International Supervise Center, Co., Ltd. *
10.34	Loan Agreement dated May 10, 2012 between Big Tree Group, Inc. and China Direct Investments, Inc. *
10.35	Loan Agreement dated March 21, 2012 between Big Tree Group, Inc. and China Direct Investments, Inc. *
10.36	Letter agreement dated December 2012 by and between Shantou Xinzhongyang Toys Industrial Co., Ltd., Wei Lin and Shantou Big Tree Toys Co., Ltd.*

14.1	Code of Ethics - Incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.
16.1	Letter dated February 6, 2013 from Sherb & Co., LLP to the Securities and Exchange Commission – Incorporated by reference to the Current Report on Form 8-K as filed on February 6, 2013.
21.1	Subsidiaries of the Registrant. - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

BIG TREE GROUP INC.

Dated: May 14, 2013	By: /s/ Wei Lin
Wei Lin, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Lin	Chief Executive Officer and Chairman of the Board of Directors, principal executive officer	May 14, 2013
Wei Lin

/s/ Jiale Cai	Chief Financial Officer, principal financial and accounting officer	May 14, 2013
Jiale Cai

/s/ Chaojun Lin	Director	May 14, 2013
Chaojun Lin

/s/ Chaoqun Xian	Director	May 14, 2013
Chaoqun Xian

BIG TREE GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRANSAX INTERNATIONAL LIMITED)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Reports of Independent Registered Public Accounting Firms	F – 2 to F - 3

Consolidated Financial Statements:

Consolidated Balance Sheets:
As of December 31, 2012 and 2011	F - 4

Consolidated Statements of Operations and Comprehensive Income:
For the Years Ended December 31, 2012 and 2011	F - 5

Consolidated Statements of Changes in Shareholders' Equity:
For the Years Ended December 31, 2012 and 2011	F - 6

Consolidated Statements of Cash Flows:
For the Years Ended December 31, 2012 and 2011	F - 7

Notes to Consolidated Financial Statements	F – 8 to F– 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Tree Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Big Tree Group, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Big Tree Group, Inc. and Subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
May 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Transax International Limited,

We have audited the accompanying consolidated balance sheet of Transax International Limited and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for the year ended and December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transax International Limited and Subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been restated to give effect to the change of revenue recognition policy (see Note 2) and the reclassification between additional paid-in capital and due to related parties (see Note 14).

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 30, 2012, except for Note 2, as to which the date is August 31, 2012, and Note 14 which the dated April 15, 2013.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash	$22,167	$246,720
Accounts receivable, net of allowance of $54,135 and $26,578, respectively	4,554,077	2,987,379
Inventories	1,327,342	699
Other receivables	1,202,750	266,318
Prepaid expenses	171,629	36,259
Advance to suppliers - related parties	529,148	66,597
Advance to suppliers	574,219	44,719
Total Current Assets	8,381,332	3,648,691

Security deposit - related party	57,133	-
Property and equipment, net	201,757	131,812
Intangible assets, net	10,592	13,558
Total Assets	$8,650,814	$3,794,061

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,003,390	$935,666
Loan payable	3,650,156	-
Advance from customers	142,125	941,750
Salaries payable	60,578	23,330
Other payables	50,926	-
Taxes payable	65,586	2,123
Due to related parties	10,578	835,859
Total Current Liabilities	5,983,339	2,738,728

Loans payable- related party - long term	61,711	-
Total Liabilities	6,045,050	2,738,728

SHAREHOLDERS' EQUITY:
Preferred stock No par value; 20,000,000 shares authorized;
Designated Series B convertible preferred stock; 5,000,000 shares authorized; 0 and 3,362,749 shares issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Designated Series C convertible preferred stock; 6,500,000 shares authorized; 0 and 6,500,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Common stock $0.00001 par value; 100,000,000 shares authorized;
10,200,179 and 137,430 shares issued and outstanding at
December 31, 2012 and 2011, respectively	102	1
Additional paid-in capital	207,900	-
Retained earnings	2,663,029	1,067,990
Accumulated other comprehensive loss	(3,297)	(12,658)
Due from related party	(261,970)	-
Total Shareholders' Equity	2,605,764	1,055,333
Total Liabilities and Shareholders' Equity	$8,650,814	$3,794,061

See accompanying notes to consolidated financial statements.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011
Revenues	$33,888,635	$15,785,510
Cost of revenues	30,361,609	13,595,406
Gross profit	3,527,026	2,190,104

OPERATING EXPENSES:
Selling expenses	616,161	133,208
General and administrative	1,202,715	416,707
Total operating expenses	1,818,876	549,915

Operating income	1,708,150	1,640,189

OTHER INCOME (EXPENSES):
Other income (expenses)	(49,329)	3,669
Interest (expense) income, net	(30,677)	289

Total other income (expenses)	(80,006)	3,958
Income before income taxes	1,628,144	1,644,147
Income taxes	(33,105)	(34,486)
Net income	$1,595,039	$1,609,661

COMPREHENSIVE INCOME:
Net income	$1,595,039	$1,609,661

Foreign currency translation income (loss)	9,361	(56,523)

COMPREHENSIVE INCOME	$1,604,400	$1,553,138

NET INCOME PER COMMON SHARE
Basic	$0.16	$0.25
Diluted	$0.16	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,060,288	6,509,590
Diluted	10,060,288	6,509,590

See accompanying notes to consolidated financial statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years ended December 31, 2012 and 2011
											Total shareholders' equity
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Due from related party	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)
Balance, December 31, 2010, as adjusted for recapitalization	-	$-	6,500,000	$-	-	$-	$697,110	$-	$(537,334)	$43,865	$203,641

Effect of reverse merger	3,362,749	-	-	-	137,430	1	(697,110)	-	(4,337)	-	(701,446)
Net income for the year	-	-	-	-	-	-	-	-	1,609,661	-	1,609,661
Comprehensive income	-	-	-	-	-	-	-	-	-	(56,523)	(56,523)

Balance, December 31, 2011 , as restated	3,362,749	-	6,500,000	-	137,430	1	-	-	1,067,990	(12,658)	1,055,333

Common stock issued for services	-	-	-	-	200,000	2	207,999	-	-	-	208,001
Conversion of Series B and C preferred stock	(3,362,749)	-	(6,500,000)	-	9,862,749	99	(99)	-	-	-	-
Working capital advances made to related party, net								(261,970)			(261,970)
Net income for the year	-	-	-	-	-	-	-	-	1,595,039	-	1,595,039
Comprehensive income	-	-	-	-	-	-	-	-	-	9,361	9,361

Balance, December 31, 2012	-	$-	-	$-	10,200,179	$102	$207,900	$(261,970)	$2,663,029	$(3,297)	$2,605,764

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,595,039	$1,609,661
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	61,852	8,822
Stock-based compensation	208,000	-
Gain on disposition of property and equipment-related party	-	(29,036)
Bad debt expense	27,331	26,578
Changes in operating assets and liabilities:
Accounts receivable	(1,569,192)	(2,881,692)
Advance to suppliers	(529,223)	258,549
Advance to suppliers-related parties	(461,841)	(66,597)
Prepaid expenses and other current assets	(1,068,677)	(214,629)
Inventories	(1,326,153)	123,467
Security deposit-related party	(57,112)	-
Accounts payable and accrued expenses	1,102,567	835,790
Other payables	45,225	5,548
Taxes payable	63,423	2,089
Advance from customers	(806,983)	910,069

Net cash (used in) provided by operating activities	(2,715,744)	588,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets (software)	-	(13,343)
Proceeds from disposition of property and equipment-related party	-	301,648
Purchase of property and equipment	(127,626)	(70,148)

Net cash (used in) provided by investing activities	(127,626)	218,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	8,224,466	1,277,195
Repayment of related party advances	(8,765,539)	(1,333,485)
Payments of obligation due to related parties for acquisition of BT Shantou	(290,692)	(490,774)
Due from related party	(261,875)	-
Proceeds from loans payable	3,710,536	-

Net cash provided by (used in) financing activities	2,616,896	(547,064)
Effect of exchange rate on cash	1,920	(57,369)
Net (decrease) increase in cash	(224,553)	202,343

Cash - beginning of year	246,720	44,377
Cash - end of year	$22,167	$246,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$12,424	$34,486
Cash paid for interest	$30,083	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in amounts due to related parties for BT Shantou acquisiiton	$-	$774,665
Amount due to related parties in offsett against an excess amount repaid to another related party	$523,917	$-

See accompanying notes to consolidated financial statements.

BIG TREE GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRANSAX LIMITED INTERNATIONAL, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND OPERATIONS

The Company

Big Tree Group, Inc. (formerly Transax International Limited) (“we”, “us”, “our,” or the "Company") was incorporated in the State of Colorado in 1987. Effective December 11, 2012, we changed our name to Big Tree Group, Inc. Prior to December 2011, the Company, through its subsidiary, Medlink Conectividade em Saude Ltda (“MedlinkConectividade”) was an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and MedlinkConectividade, the Company sold 100% of its interest in MedlinkConectividade to QC Holding. From April 4, 2011 until December 30, 2011, we had nominal assets, no revenues and limited operations consisting of financial reporting, general administration, and seeking new business opportunities with a merger candidate.

On December 30, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement") with Big Tree International Co., Ltd., a Brunei company (“BT Brunei”) and its shareholder, Lins (HK) International Trading Limited (“BT Hong Kong”). Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Convertible Preferred Stock (the "Series C Preferred Stock") to acquire 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Preferred Stock was convertible into one share of our common stock after giving effect to a pending 1 for 700 reverse stock split (the “Reverse Stock Split”) and represented approximately 65% of the issued and outstanding shares of our common stock, and is hereinafter referred to as the “Exchange”. On December 30, 2011, BT Hong Kong became a shareholder of the Company. The Share Exchange Agreement was approved by our Board of Directors on December 30, 2011 and no approval of our shareholders was necessary under Colorado law. The transaction was accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Preferred Stock were accounted for as paid in capital of our company. As a result of the consummation of the Share Exchange, BT Brunei and its subsidiary, Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”), are now our wholly-owned subsidiaries.  Accordingly, the historical financial statements are those of BT Brunei and BT Shantou upon the consummation of the Share Exchange transaction on December 30, 2011. Management of BT Brunei and BT Shantou has assumed operational, management and governance control immediately following the reverse merger transaction.

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiary. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. We sources a wide variety of toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showrooms located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showrooms and choose from the displayed toy samples provided by our manufacturing partners.

In 2009, BT Shantou developed a proprietary construction toy consisting of plastic pieces that can plug-in together to make a wide variety of objects, and which we refer to as the Big Tree Magic Puzzle (3D).   We registered the patents for its utility model and appearance design in Hong Kong and mainland China during 2010 and 2011. On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with a local toy manufacturer Shantou Xinzhongyang Toy Industrial Co., Ltd.  (“Xinzhongyang”), a related party, to produce this proprietary toy under the name of Big Tree Educational Magic Puzzle (the “Big Tree Magic Puzzle”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements as of and for the years ended December 31, 2012 and 2011, reflect the  consolidated financial position and result of operations of BT Brunei and BT Shantou, as BT Shantou became the wholly-owned subsidiary of BT Brunei in 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Our functional currency is the Chinese Renminbi (“RMB”).  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 830-20-35, the consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements.  Net gains and losses resulting from foreign exchange transactions were included in the consolidated statements of operations and comprehensive income.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss within the shareholders’ equity.

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

December 31, 2011:
Balance sheet	RMB 6.3523 to $1.00
Statement of operations and comprehensive income	RMB 6.4544 to $1.00
December 31, 2012:
Balance sheet	RMB 6.3011 to $1.00
Statement of operations and comprehensive income	RMB 6.3034 to $1.00

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the years ended December 31, 2012 and 2011 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and the valuation of stock-based compensation.

Fair value of financial instruments

We adopted the guidance of ASC 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments. We did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform with the current year’s financial presentation.

Cash and equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. We maintain cash and cash equivalents with various financial institutions mainly in the PRC and Hong Kong. Balances in banks in the PRC and Hong Kong are uninsured.

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

Inventories

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories if inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand. For the years ended December 31, 2012 and 2011, there were no charges for inventory reserve provision.

Prepaid expenses

Prepaid expenses primarily consist of prepaid advertising expenses and prepaid taxes.

Advance to suppliers (related and non-related parties)

Advance to suppliers (related and non-related parties) consists of advance to suppliers for merchandise that had not yet been shipped.

Property and equipment

 Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized. Maintenance and repairs are expensed as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

In accordance with ASC 360, our long-lived assets, which include property and equipment and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of December 31, 2012 and 2011.

Advance from customers

Advance from customers represent prepayments to us for merchandise that had not yet been shipped to customers.

Revenue recognition

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

Revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Revenue is recognized on a gross basis when the Company determines the sale meets the conditions of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” When the Company does not meet the criteria for gross revenue recognition under ASC 605-45, the Company reports the revenue on a net basis.

     In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	2012			2011 (as Restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$33,308,254	$-	$33,308,254	$14,889,132	$-	$14,889,132
Net Revenues from sales reported on net basis	-	580,381	$580,381	-	896,378	896,378
Total Revenues	$33,308,254	$580,381	$33,888,635	$14,889,132	$896,378	$15,785,510

(1)           Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 12 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

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

The Company is governed by the U.S. Internal Revenue Code of 1986, as amended.

All of BT Shantou operations are in the PRC and are subject to China’s Unified Corporate Income Tax Law (the “EIT Law”) which became effective in January 2008. The EIT Law established a single unified 25% income tax rate for most companies, including BT Shantou in China.

Big Tree International Co., Ltd. (“BT Brunei”) was incorporated in the State of Brunei Darussalam, and is not subject to any corporate income taxes in accordance to the laws and regulations of that country.

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2012, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $74,195 and $2,879 for the years ended December 31, 2012 and 2011, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2012 and 2011, advertising expense amounted to $147,542 and $25,142, respectively.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments, and is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Reverse stock split and conversion of preferred shares

We effected a one-for-700 reverse stock split on December 11, 2012. All share and per share information has been retroactively adjusted to reflect this reverse stock split. Additionally, upon the effectiveness of the reverse stock split, all outstanding convertible series B and C shares were automatically converted into common shares. All share information has been retroactively adjusted to reflect the issuance of such shares as if the shares were issued at the beginning of the period or at the reverse merger date.

Net income per share of common stock

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Both basic and diluted weighted-average number of common shares included the 3,362,749 shares of Series B convertible preferred shares issued in connection with the pre-merger transactions and the 6,500,000 shares of Series C convertible preferred shares issued in connection with the Shares Exchange Transaction as if the common shares are issued at the issuance date in connection with the pre-merger transactions and are issued at the earliest period presented or retroactively restated as a result of recapitalization since these convertible preferred shares have automatic conversion feature.  These Series B and Series C are deemed converted.  As of December 31, 2012 and 2011, we did not have any common stock equivalents and potentially dilutive common shares other than the Series B and C convertible preferred shares which have been included in the basic earnings per share computation.

Recently issued accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210). The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

       In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 will not have a material impact on our consolidated financial position, results of operations or cash flows.

       In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 – OTHER RECEIVABLE

Other receivable mainly consists of export tax refund from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The statutory tax refund rate is 15% of cost of goods sold for export sales. Other receivable consist of the following:

	December 31, 2012	December 31, 2011
Tax refund receivable	$1,189,971	$247,722
Other	12,779	18,596
Total	$1,202,750	$266,318

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2012	December 31, 2011

Office equipment	5 Years	$34,639	$25,764
Vehicles	5 Years	79,920	28,899
Machinery and equipment	3 Years	170,743	101,696
		285,302	156,359
Less: accumulated depreciation		(83,545)	(24,547)
		$201,757	$131,812

In May 2011, we disposed of certain storage space property not being used in our business operations. We sold the storage space property to Mr. Wei Lin, our principal shareholder, for RMB 1,988,400 (approximately $301,648), and recognized a gain of $29,036 from disposition of this property.

Depreciation expenses amounted to $58,776 and $7,151 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011, which is amortized on a straight line basis during its useful life of 5 years. For the year ended December 31, 2012 and 2011, amortization expenses amounted to $3,076 and $1,671, respectively.

NOTE 6 – ADVANCE FROM CUSTOMERS

 Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $142,125 and $941,750 as of December 31, 2012 and 2011, respectively.

NOTE 7 – LOAN PAYABLE

On November 2, 2012, we borrowed RMB 23,000,000 ($3,650,156 at December 31, 2012) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and is due on November 2, 2013. If the loan is not paid by the due date, the default annual interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang International Express Supervision Center Co., Ltd., a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and by a personal guarantee of Xinna Cai, a third party. For the year ended December 31, 2012, interest expense related to this loan amounted to $30,083.

NOTE 8 – RELATED PARTY TRANSACTIONS

Prepaid expense - related party

From time to time we advance funds to related parties for business travel and expenses. On December 31, 2012 and 2011, we advanced Guihong Zheng $1,484 and $0 for business expenses, respectively, which has been included in prepaid expenses on the accompanying consolidated balance sheets.

Loans payable – related party

In March and May 2012, we entered into two-year promissory note agreements for $20,000 and $41,711 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $61,711. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $41,711 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of the Company’s securities to raise capital. The loans bear interest at 2% per annum. For the year ended December 31, 2012, interest expense related to these loans amounted to $668.

Advances to suppliers – related parties

We purchase products from Universal Toys Trading (Hong Kong) Limited (“Universal Toys”) that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During 2012 and 2011, we purchased $2 million and $17.7 million from Universal Toys and at December 31, 2012 and 2011, we owed Universal Toys $0 and $0, respectively.  The Company agreed to purchase various products from Universal Toys, Universal Toys fills the purchaser order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers / vendors.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang Toys Industrial Co. Ltd., (“Xinzhongyang”) to produce the Big Tree Magic Puzzle (3D). Mr. Lin, our Chief Executive Officer and Ms. Guihong Zheng, his wife own Xinzhongyang. During the years ended December 31, 2012 and 2011, we purchased $0.9 million and $0.1 from Xinzhongyang, respectively.

Advances to suppliers – related parties reflect prepayments to the above related party suppliers for purchases of toy products not yet received. As of December 31, 2012 and 2011, advances to suppliers – related parties consisted of the following:

	December 31, 2012	December 31, 2011
Advances to supplier - Universal Toys	$64,943	$11,944
Advances to supplier - Xinzhongyang	464,205	54,653
Total	$529,148	$66,597

Due from related party

From time to time, BT Shantou receives advances from and makes advances to Xinzhongyang, for working capital purposes. At times the total payment the Company repaid to Xinzhingyang exceeds the total balance due to Xinzhongyang.  Xinzhongyang is under the common control of Mr. Lin and his wife. At December 31, 2012 and 2011, amounts due from related party amounted to $261,970 and $0, respectively. The Company accounted for and presented the advances due from related party as a reduction of stockholders’ equity in accordance with the guidance of ASC 505-10-45. It is possible that these working capital advances by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Xinzhongyang will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results (see Note 16).

Due to related parties

From time to time we received advances from related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the years ended December 31, 2012 and 2011, due to related parties activity consisted of the following:

	Wei Lin (1)	Guihong Zheng (2)	Chaojun Lin (3)	China Direct Investments, Inc. (4)	Xinzhongyang (5)	Total
Balance, December 31, 2010	$685,878	$-	$-	$-	$-	$685,878
Working capital advances	1,114,980	-	12,395	-	149,820	1,277,195
Repayments	(1,289,108)	-	-	-	(149,820)	(1,438,928)
Acquisition of BT Shantou	746,276	28,389	-	-	-	774,665
Payment of the obligation due in connection with the acquisition of BT Shantou	(490,774)	-	-	-	-	(490,774)
Effect of foreign currency exchange	27,168	456	199	-	-	27,823
Balance, December 31, 2011	794,420	28,845	12,594	-	-	835,859
Working capital advances	2,197,453	-	-	10,578	6,016,436	8,224,467
Repayments	(2,212,495)	-	(12,692)	-	(6,540,353)	(8,765,540)
Payment on remaining balance on the acquisition	(261,623)	(29,069)	-	-	-	(290,692)
Amount offset pursuant to offset agreement	(523,917)	-	-	-	523,917	-
Effect of foreign currency exchange	6,162	224	98	-	-	6,484
Balance, December 31, 2012	$-	$-	$-	$10,578	$-	$10,578

(1)
Mr. Wei Lin is our chief executive officer and Chairman of the Board.  At December 31, 2011, balances due to Mr. Lin primarily consisted of advances for working capital and amounts due to Mr. Lin for the acquisition of BT Shantou by BT Brunei.

(2)
Ms. Guihong Zheng is a principal shareholder of Yunjia Fashion Clothing Co., Ltd. (“Yunjia”), an apparel company, a shareholder in Xinzhongyang, and the shareholder of Shantou Youbang International Supervise Center, Co., Ltd. Ms. Guihong Zheng is Mr. Wei Lin’s wife.  The balance due to Ms. Zheng as of December 31, 2011, consisted of advances for our working capital.

(3)	Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004. The balance due to Mr. Chaojun Lin as of December 31, 2011, consisted of advances for working capital.

(4)
China Direct Investments, Inc. is a principal shareholder of the Company. The balance on December 31, 2012 consisted of amounts due to China Direct Investments, Inc. for advances to the Company to pay certain legal and accounting fees. These advances bear no interest and are payable on demand.

(5)
During 2012 and 2011, Xinzhongyang advanced us funds for working capital purposes and we made repayments of such advances. During 2012, Xinzhongyang advanced us approximately $6.0 million and we repaid Xinzhongyang approximately $6.5 million. During 2012, Xinzhongyang entered into an offset agreement with Mr. Lin whereby the excess amounts repaid by us to Xinzhongyang amounting to approximately $524,000 were offset against amount that we owed to Mr. Lin.  During 2011, Xinzhongyang advanced us and we repaid Xinzhongyang approximately $150,000.  At December 31, 2012 and 2011, amounts payable to Xinzhongyong amounted to $0 and $0, respectively.

Operating lease– related party

BT Shantou leases its principal executive offices and our first toy showroom from Yunjia, a company owned by Mr. Lin and his wife, Guihong Zheng. During 2012 and 2011, we paid Yunjia RMB72,000 and RMB 72,000 (approximately $11,430 and $11,155), respectively, in rent expense. The lease expires on December 31, 2021

Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $228,571). The lease of the showroom expires on December 31, 2017.  In connection with this lease, we paid a security deposit to Shantou Youbang of RMB360,000 ($57,133 at December 31, 2012) which is reflected as a security deposit – related party on the accompanying consolidated balance sheet.

NOTE 9 - OTHER PAYABLE

On December 31, 2012 and 2011, other payable of $50,926 and $0 consisted of accrued shipping and inspection fees, respectively.

 NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, no par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

 On December 30, 2011, we entered into a Share Exchange Agreement (the “Share Exchange Agreement") among our company, BT Brunei and its shareholder BT Hong Kong. Under the Share Exchange Agreement, we exchanged 6,500,000 shares of our Series C Convertible Stock (the "Series C Preferred Stock") to acquire 100% of the issued and outstanding shares of BT Brunei from its sole shareholder BT Hong Kong. Each share of the Series C Preferred Stock was convertible into one share of our common stock after giving effect to a 1 for 700 reverse stock split (the “Reverse Stock Split”) and at December 30, 2011 represented approximately 65% of the issued and outstanding shares of our common stock, and is hereinafter referred to as the “Share Exchange”. On December 30, 2011, BT Hong Kong became a shareholder of our company. The Share Exchange Agreement was approved by our Board of Directors on December 30, 2011 and no approval of our shareholders was necessary under the Secretary of State of Colorado law. The transaction was accounted for as a reverse merger and recapitalization of BT Brunei whereby BT Brunei is considered the acquirer for accounting purposes and the 6,500,000 shares of our Series C Preferred Stock were accounted for as paid in capital of our company. As a result of the consummation of the Share Exchange, BT Brunei and BT Shantou are now our wholly-owned subsidiaries. Effective December 11, 2012, upon completion of the Reverse Stock Split, each share of the Series C Convertible Preferred Stock automatically converted into one share of our common stock, $0.00001 par value without any action of the holders of the Series C Convertible Preferred Stock.  Accordingly, we issued 6,500,000 shares of our common stock in exchange for 6,500,000 shares of Series C Convertible Preferred Stock.

On December 30, 2011 and prior to the consummation of the reverse merger, we entered into debt exchange agreements (the “Debt Exchange Agreements”) with the holders of $848,878 in our outstanding debt whereby we exchanged 820,006 shares of our Series B convertible preferred stock (the “Series B Convertible Preferred Stock”) for the debt.  The following table sets forth the name of the debt holder, amount of debt exchanged and number of shares exchanged:

Name of Holder of Debt	Amount of Debt to be Exchanged	No. of Shares of Series B Convertible Preferred Stock to be Exchanged
Stephen Walters	$122,163	118,010
Carlingford Investments Limited	151,309	146,165
CFO Oncall, Inc.	37,094	35,831
China Direct Investments, Inc.*	538,312	520,000
Total	$848,878	820,006

*           China Direct Investments, Inc. purchased this debt acquired from Stephen Walters for $75,000 pursuant to a Bill of Sale and Assignment dated December 30, 2011.

Effective December 11, 2012, the date on which we filed an Articles of Amendment to our Articles of Incorporation with the Secretary of State of Colorado upon completion of the Reverse Stock Split, each share of the Series B Convertible Preferred Stock automatically converted into one share of our common stock, $0.00001 par value (the “Reverse Stock Split”) without any action of the holders of the Series B Convertible Preferred Stock.  Accordingly, we issued 820,006 shares of our common stock in exchange for 820,006 shares of Series B Convertible Preferred Stock.

As compensation for pre-merger services under the December 30, 2011 consulting agreement we entered into with China Direct Investments, Inc. and its affiliate Capital One Resource Co., Ltd. (collectively, “China Direct”), we issued China Direct  2,542,743 shares of our Series B Convertible Preferred Stock.  Each share of the Series B Preferred Stock was convertible into one share of our common stock after giving effect to the Reverse Stock Split. The services China Direct provided to us included an evaluation of several different business opportunities, including the acquisition of BT Brunei and BT Shantou. The Series B Preferred Stock issued to China Direct was accounted for as an expense of our company prior to the merger and recapitalization with BT Brunei and the resulting effect in net equity was eliminated upon completion of the reverse merger and recapitalization with BT Brunei. Effective December 11, 2012, upon completion of the Reverse Stock Split, each share of the Series B Convertible Preferred Stock automatically converted into one share of our common stock, $0.00001 par value (the “Compensation Shares”) without any action of the holders of the Series B Convertible Preferred Stock.  Accordingly, we issued 2,542,743 shares of our common stock in exchange for 2,542,743 shares of Series B Convertible Preferred Stock.

Common stock issued for services

On September 12, 2012, we entered into a consulting agreement with Pearl Group Advisors, Inc. (“Pearl Group?? to engage Pearl Group to provide us with sales consulting and managerial services related to our operations in North America for a period terminating on January 31, 2013. The consulting agreement provides that we shall issue Pearl Group 200,000 shares of our post-reverse-split common stock immediately following the effectiveness of the pending 1:700 reverse stock split of our common stock. Such shares were issued on December 11, 2012. The Company valued these common shares at the fair value of $1.04 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $208,000.

NOTE 11 – INCOME TAXES

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Realization of deferred tax assets, including those related to the U.S. net operating loss carry forwards and to the temporary differences related to the deduction of stock-based compensation for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized.

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

BT Brunei was incorporated in the State of Brunei Darussalam, and is not subject to any corporate income taxes in accordance to the laws and regulations of that country. Due to the nature of BT Brunei’s operations and sales to export customers, BT Brunei is not subject to PRC income tax. Since BT Brunei is not engaged in operations or sales within the PRC, and management does not expect to repatriate earnings of BT Brunei for use in China, there would not be potential income tax implications.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $3,132,000 and $1,072,000 as of December 31, 2012 and 2011, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC and Brunei operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2012	2011
U.S. Operations	$(465,030)	$-
Brunei Operations (BT Brunei)	1,960,756	1,506,203
Chinese Operations (BT Shantou)	132,418	137,944
Total	$1,628,144	$1,644,147

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2012	2011
Federal, State and Local	$-	$-
PRC EIT tax	33,105	34,486
Total	$33,105	$34,486

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Years Ended December 31,
	2012	2011
Income tax provision at federal statutory rate	$554,000	$560,000
State income taxes, net of federal benefit	75,000	76,000
Permanent differences	80,000	(378,000)
U.S. tax rate in excess of foreign tax rate	(775,000)	(224,000)
U.S. valuation allowance	99,000	-
Tax provision	$33,000	$34,000

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2012 expiring through the year 2032. Management estimates the NOL as of December 31, 2012 to be approximately $11,200,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, occurred with the Share Exchange Agreement entered into on December 30, 2011.  The NOL subject to this limitation was approximately $10,900,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Total deferred tax asset - from NOL carry forwards	$4,330,000	$4,231,000
Valuation allowance	(4,330,000)	(4,231,000)
Deferred tax asset, net of allowance	$-	$-

During 2012, the valuation allowance was increased by approximately $99,000 from the prior year.

NOTE 12 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the years ended December 31, 2012 and 2011 are as follows:

	Net Sales		Accounts Receivable
	For the years ended December 31,		As of December 31,
	2012	2011	2012	2011
Pacific Toys (HK) Ltd	-	12.9%	-	22.7%
Always Trading International Limited	27.5%	-	56.4%	-
Poundland Far East Ltd	8.1%	9.6%	-	10.2%
DheerajImpex	0.3%	3.4%	-	13.5%
Total	35.9%	25.9%	56.4%	46.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

(ii)  Vendor Concentrations

Vendor purchase concentrations for December 31, 2012 and 2011 are as follows:

	Net Purchases		Accounts Payable
	For the years ended December 31,		As of December 31,
	2012	2011	2012	2011
Universal Toys (1)	5.2%	77.8%	3.1%	-
Jiada Toys	8.5%	-	24.6%	-
Xinzhongyang (1)	-	-	8.8%	-
Changtai Toys (Prosperous Toys)	41.8%	2.0%	5.3%	24.8%
Yintai International (Win Tide)	26.7%	1.4%	8.2%	11.9%
Total	82.2%	81.2%	50.0%	36.7%
(1)	See Note 8 - Related Party Transactions.

(iii)  Credit Risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, the currency of which is not free trading, and no deposits are covered by insurance. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guarantee that Chinese currency can be converted to U.S. or other currencies. We have not experienced any losses in such accounts and believe we are not exposed to any risks on its cash in bank accounts.

At December 31, 2012 and 2011, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2012		December 31, 2011
PRC	$11,001	49.6%	$49,019	19.9%
United States	379	1.7%	188	-
Hong Kong	10,787	48.7%	197,513	80.1%
Total cash and cash equivalents	$22,167	100.0%	$246,720	100.0%

(iv)  Foreign currency risk

We cannot guarantee that the current exchange rate will not fluctuate. There is always the possibility that we could post the same amount of profit for two comparable periods, and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB and Hong Kong dollar converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Effective on December 18, 2011 we have operated two mini showrooms with 570 and 600 square feet respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport. The vendor permits and leases associated with the showrooms obtained from Shantou Airport Company of Guangdong Airport Management Corporation (“GAMC”) will expire on February 17, 2015. During the term, we are obliged to pay for two mini showrooms with a combined monthly fee of RMB15,929 (approximately $2,470) to Shantou Airport Company, including vendor permit fee of RMB8,299 (approximately $1,290) rent of RMB6,540 (approximately $1,010), and administration fee of RMB1,090 (approximately $170).

See Note 8 – Related Party Transactions for the detail terms on the related party operating leases of our principal executive offices and the two showroom facilities.

Future minimum rental payments required under third party and related parties operating leases are as follows:

Years Ending December 31:	Third Party	Related Parties (See Note 8)	Total
2013	$12,455	$239,958	$252,413
2014	12,455	239,958	252,413
2015	2,076	239,958	242,034
2016	-	239,958	239.958
2017	-	220,914	220,914
Thereafter	-	45,706	45,706
Total	$26,986	$1,226,452	$1,253,438

Litigation

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business.  As of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

NOTE 14 - RESTATEMENT

The Company’s consolidated financial statements have been restated for the year ended December 31, 2011. On April 3, 2013, we determined that we incorrectly understated an obligation due to related parties and overstated additional paid–in capital. On July 5, 2011 BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng at the price of RMB 5,000,000, representing the original capital contributed by Mr. Lin and Ms. Zheng in BT Shantou. Previously, we erroneously reduced amounts due to related parties of RMB 5,000,000 during our financial statement consolidation process in order to eliminate BT Brunei’s investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, we restated our consolidated balance sheet at December 31, 2011 to properly reflect a liability due to Mr. Lin and Ms. Zheng of approximately $697,045 and we reduced additional paid-in capital by $697,045 in correcting the error. The correction of this accounting error resulted in an increase in total liabilities of $697,045 and a reduction in shareholders’ equity of $697,045.

Accordingly, the Company’s consolidated balance sheet at December 31, 2011 has been restated herein. The effect of correcting this error in the Company’s consolidated balance sheet at December 31, 2011 is shown in the table as follows:

Consolidated Balance Sheet data	December 31, 2011
	As previously Reported	Adjustments to Restate		Restated
Total Assets	$3,794,061	$—		$3,794,061

Due to related parties	138,814	697,045	(a)	835,859
Total Current Liabilities	2,041,683	697,045		2,738,728
Total Liabilities	2,041,683	697,045		2,738,728

Stockholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series B convertible preferred stock, 5,000,000 shares authorized; 3,362,749 shares issued and outstanding at December 31, 2011	-	-		-
Series C convertible preferred stock, 6,500,00 shares authorized; 6,500,000 shares issued and outstanding at December 31, 2011	-	-		-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 137,430 shares issued and outstanding at December 31, 2011)	1	—		1
Additional paid-in capital	692,708	(692,708)	(a)	-
Retained earnings	1,072,327	(4,337)	(a)	1,067,990
Accumulated other comprehensive loss	(12,658)	—		(12,658)
Total Stockholders’ Equity	1,752,378	(697,045)		1,055,333
Total Liabilities and Stockholders’ Equity	$3,794,061	$—		$3,794,061

(a)	To properly reflect a liability due to Mr. Lin and Ms. Zheng of approximately $697,045 and to reduce additional paid-in capital by $697,045.

NOTE 15 – SUBSEQUENT EVENTS

On January 3, 2013, we entered into a consulting agreement with Dore Perler to engage Mr. Perler to provide us with sales consulting and managerial services related to our operations in North America for a period terminating on January 31, 2014. Under the terms of the consulting agreement, we agreed to pay Dore Perler a monthly service fee of $3,000 per month and we issued Mr. Perler 150,000 shares of our common stock.

During the three months ended March 31, 2013, the Company advanced funds to Xinzhongyang, a related party, in the amount of approximately $2.6 million. It is possible that these working capital advances made by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision (see Note 8).