Form 10-Q
period 2013-03-31
Big Tree Group, Inc.
filed 2013-05-21
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-27845

BIG TREE TOY GROUP, INC.
(Name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 10,350,179 shares of common stock are issued and outstanding as of May 15, 2013.

BIG TREE GROUP INC AND SUBSIDIARIES
FORM 10-Q
March 31, 2013

We used in this report, the terms “Big Tree," "we," "our," and "us" or the “Company” refers to Big Tree Group, Inc., a Colorado corporation and its wholly-owned subsidiaries Big Tree International Co., Ltd., a Brunei company, ("BT Brunei") and Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”).

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe, “expect," “anticipate," “estimate," “intend," “plan," “targets," “likely," “aim," “will," “would," “could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	The circumstances resulting in the restatement of our financial statements and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures;
•	Transactions with our related parties which may have resulted in violations of the Sarbanes-Oxley Act of 2002;
•	Fluctuations in our revenues based upon our revenue recognition policy;
•	Factors affecting consumer preferences and customer acceptance of new products;
•	Competition in the toy industry;
•	Loss of one or more key customers;
•	Dependence on third-party contract manufacturers;
•	Dependence on certain key personnel;
•	Inability to manage our business expansion;
•	Infringement by third parties on our intellectual property rights;
•	Our inadvertent infringement of third-party intellectual property rights;
•	Availability of skilled and unskilled labor and increasing labor costs;
•	Lack of insurance coverage and the impact of any loss resulting from product liability or third party liability claims or casualty losses;
•	Violation of Foreign Corrupt Practices Act or China anti-corruption laws;
•	Economic, legal restrictions and business conditions in China;
•	Limited public market for our common stock; and
•	Potential conflicts of interest between our controlling shareholders and our shareholders.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

Item 1.	Financial Statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Uanaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,205	$22,167
Accounts receivable, net of allowance of $131,711 and $54,135, respectively	4,969,674	4,554,077
Inventories	1,008,616	1,327,342
Other receivables	1,112,970	1,202,750
Prepaid expenses	173,340	171,629
Advance to suppliers - related parties	603,192	529,148
Advance to suppliers	5,668	574,219

Total Current Assets	7,880,665	8,381,332

Security deposit - related party	57,447	57,133
Property and equipment, net	186,513	201,757
Intangible assets, net	9,877	10,592

Total Assets	$8,134,502	$8,650,814

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,063,048	$2,003,390
Loan payable	3,670,252	3,650,156
Loan payable - related party	20,000	-
Advance from customers	201,807	142,125
Salaries payable	71,401	60,578
Other payables	5,851	50,926
Taxes payable	-	65,586
Due to related parties	874,499	10,578

Total Current Liabilities	7,906,858	5,983,339

Loans payable- related party - long term	60,000	61,711

Total Liabilities	7,966,858	6,045,050

SHAREHOLDERS' EQUITY:
Preferred stock No par value; 20,000,000 shares authorized;
No shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock $0.00001 par value; 100,000,000 shares authorized; 10,350,179 and 10,200,179 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	104	102
Additional paid-in capital	302,399	207,900
Retained earnings	2,728,410	2,663,029
Accumulated other comprehensive income (loss)	14,241	(3,297)
Due from related party	(2,877,510)	(261,970)

Total Shareholders' Equity	167,644	2,605,764

Total Liabilities and Shareholders' Equity	$8,134,502	$8,650,814

See accompanying notes to unaudited consolidated financial statements.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
		(As Restated)
Revenues	$7,447,701	$4,752,085
Cost of revenues	6,753,051	4,231,063
Gross profit	694,650	521,022

OPERATING EXPENSES:
Selling expenses	103,915	127,489
General and administrative	442,679	179,468
Total operating expenses	546,594	306,957
Operating income	148,056	214,065

OTHER INCOME (EXPENSES):
Other income (expenses)	(18,942)	14,189
Interest (expense) income, net	(63,733)	134
Total other income (expenses)	(82,675)	14,323

Income before income taxes	65,381	228,388
Income taxes	-	-
Net income	$65,381	$228,388

COMPREHENSIVE INCOME:
Net income	$65,381	$228,388
Foreign currency translation income	17,538	28,718

COMPREHENSIVE INCOME	$82,919	$257,106

NET INCOME PER COMMON SHARE
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,345,179	10,000,179
Diluted	10,345,179	10,000,179

See accompanying notes to unaudited consolidated financial statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,381	$228,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,760	9,480
Stock-based compensation	94,501	-
Bad debt expense	77,151	-
Changes in operating assets and liabilities:
Accounts receivable	(467,035)	(977,737)
Advance to suppliers	570,774	(31,830)
Advance to suppliers-related parties	(71,014)	67,176
Prepaid expenses and other current assets	95,471	(90,190)
Inventories	325,499	(523,166)
Accounts payable and accrued expenses	1,057,234	491,743
Other payables	(44,070)	201,484
Taxes payable	(65,839)	1,932
Advance from customers	58,804	(25,014)

Net cash provided by (used in) operating activities	1,716,616	(647,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,660)	(521)

Net cash used in investing activities	(2,660)	(521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	961,845	556,053
Repayment of related parties advances	(99,338)	-
Due from related party	(2,609,808)	-
Proceeds from loans payable	18,290	20,000

Net cash (used in) provided by financing activities	(1,729,011)	576,053

Effect of exchange rate on cash	93	1,742

Net decrease in cash	(14,962)	(70,460)

Cash - beginning of year	22,167	246,720

Cash - end of year	$7,205	$176,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$59,353	$10,461
Cash paid for interest	$63,312	$-

See accompanying notes to unaudited consolidated financial statements

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

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

In 2009, BT Shantou developed a proprietary construction toy consisting of plastic pieces that can plug-in together to make a wide variety of objects. We registered the patents for its utility model and design in Hong Kong and mainland China during 2010 and 2011. On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Shantou Xinzhongyang Toy Industrial Co., Ltd.  (“Xinzhongyang”), a related party, to produce this proprietary toy under the name of Big Tree Educational Magic Puzzle (the “Big Tree Magic Puzzle”).

Basis of presentation

  The accompanying unaudited consolidated financial statements for the three month periods ended March  31, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated unaudited financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying unaudited consolidated financial statements reflect the consolidated financial position and result of operations of the Company and our subsidiaries, BT Brunei and BT Shantou. All significant intercompany accounts and transactions have been eliminated in consolidation.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Our functional currency is the Chinese Renminbi (“RMB”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 830-20-35, the unaudited consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements.  Net gains and losses resulting from foreign exchange transactions were included in the unaudited consolidated statements of operations and comprehensive income.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss within the shareholders’ equity.

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

Balance sheet:
As of March 31, 2013	RMB 6.2666 to $1.00
As of December 31, 2012	RMB 6.3011 to $1.00

Statement of operations and comprehensive income and cash flows:
Three months ended March 31, 2013	RMB 6.2769 to $1.00
Three months ended March 31, 2012	RMB 6.2976 to $1.00

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the three months ended March 31, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and the valuation of stock-based compensation.

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

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

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

Inventories

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. As of March 31, 2013 and December 31, 2012, there were no charges for inventory reserve provision.

Prepaid expenses

Prepaid expenses primarily consist of prepaid advertising expenses and prepaid taxes.

Advance to suppliers (related and non-related parties)

Advance to suppliers consist of advance to suppliers for merchandise that had not yet been shipped.

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized. Maintenance and repairs are expensed as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

In accordance with ASC 360, our long-lived assets, which include property and equipment, and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of March 31, 2013 and December 31, 2012.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the first quarter of 2013			For the first quarter of 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$7,402,974	$-	$7,402,974	$4,614,486	$-	$4,614,486
Net Revenues from sales reported on net basis	-	44,727	44,727	-	137,599	137,599
Total Revenues	$7,402,974	$44,727	$7,447,701	$4,614,486	$137,599	$4,752,085

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

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2013, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $13,172 and $16,971 for the three months ended March 31, 2013 and 2012, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2013 and 2012, advertising expense amounted to $18,474 and $38,951, respectively.

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

Net income per share of common stock

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2012, both basic and diluted weighted-average number of common shares included the 3,362,749 shares of Series B convertible preferred shares issued in connection with the pre-merger transactions and the 6,500,000 shares of Series C convertible preferred shares issued in connection with the Shares Exchange Transaction as if the common shares are issued at the issuance date in connection with the pre-merger transactions and are issued at the earliest period presented or retroactively restated as a result of recapitalization since these convertible preferred shares have automatic conversion feature.  These Series B and Series C are deemed converted. As of March 31, 2013 and December 31, 2012, we did not have any common stock equivalents and potentially dilutive common shares.

Recently issued accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210). The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

          In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.

          In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

 In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 – OTHER RECEIVABLE

Other receivable mainly consists of export tax refund from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The statutory tax refund rate is 15% of cost of goods sold for export sales. Other receivable consist of the following:

	March 31, 2013	December 31, 2012

Tax refund receivable	$1,090,403	$1,189,971
Other	22,567	12,779
Total	$1,112,970	$1,202,750

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	Estimated Life	March 31, 2013	December 31, 2012

Office equipment	5 Years	$31,046	$34,639
Vehicles	5 Years	80,360	79,920
Machinery and equipment	3 Years	171,683	170,743
		283,089	285,302
Less: accumulated depreciation		(96,576)	(83,545)
		$186,513	$201,757

Depreciation expenses amounted to $18,988 and $8,740 for the three months ended March 31, 2013 and 2012, respectively.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011, which is amortized on a straight line basis during its useful life of 5 years. For the three months ended March 31, 2013 and 2012, amortization expenses amounted to $772 and $740, respectively.

NOTE 6 – ADVANCE FROM CUSTOMERS

                Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $201,807 and $142,125 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 7 – LOAN PAYABLE

On November 2, 2012, we borrowed RMB 23,000,000 ($3,670,252 and $3,650,156 at March 31, 2013 and December 31, 2012, respectively) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and is due on November 2, 2013. If the loan is not paid by the due date, the default annual interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang International Express Supervision Center Co., Ltd., a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and by a personal guarantee of Xinna Cai, a third party. For the three months ended March 31, 2013 and 2012, interest expense related to this loan amounted to $63,194 and $0, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Prepaid expenses - related party

From time to time we advance funds to related parties for business travel and expenses.  On March 31, 2013 and December 31, 2012, we advanced Guihong Zheng $1,492 and $1,484 for business expenses, respectively, which has been included in prepaid expenses on the accompanying consolidated balance sheets.

Loans payable – related party

We entered into two-year promissory note agreements for $20,000 and $60,000 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $80,000. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $60,000 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of the Company’s securities to raise capital. The loans bear interest at 2% per annum. For the three months ended March 31, 2013 and 2012, interest expense related to these loans amounted to $539 and $0, respectively.

Advances to suppliers – related parties

We purchase products from Universal Toys Trading (Hong Kong) Limited (“Universal Toys”) that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During the three months ended March 31, 2013 and 2012, we purchased $0.2 million and $0.5 million from Universal Toys and at March 31, 2013 and December 31, 2012, we owed Universal Toys $0 and $0, respectively.  The Company agreed to purchase various products from Universal Toys, Universal Toys fills the purchase order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers /vendors.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang Toys Industrial Co. Ltd., (“Xinzhongyang”) to produce the Big Tree Magic Puzzle (3D). Mr. Lin, our Chief Executive Officer and Ms. Guihong Zheng, his wife own Xinzhongyang. During the three months ended March 31, 2013 and 2012, we purchased approximately $3,000 and $20,000 from Xinzhongyang, respectively.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

Advances to suppliers – related parties reflect prepayments to the above related party suppliers for purchases of toy products not yet received. As of March 31, 2013 and December 31, 2012, advances to suppliers – related parties consisted of the following:

	March 31, 2013	December 31, 2012
Advances to supplier - Universal Toys	$138,826	$64,943
Advances to supplier - Xinzhongyang	464,366	464,205
Total	$603,192	$529,148

Due from related party

From time to time, BT Shantou receives advances from and makes advances to Xinzhongyang, for working capital purposes. At times the total payment the Company repaid to Xinzhingyang exceeds the total balance due to Xinzhongyang.  Xinzhongyang is under the common control of Mr. Lin and his wife. At March 31, 2013 and December 31, 2012, amounts due from related party amounted to $2,877,510 and $261,970, respectively. The Company accounted for and presented the advances due from related party as a reduction of stockholders’ equity in accordance with the guidance of ASC 505-10-45. It is possible that these working capital advances by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Xinzhongyang will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results. For the three months ended March 31, 2013, due from related party activity consisted of the following:

Balance, December 31, 2012	$261,970
Working capital advances to Xinzhongyang	2,723,064
Repayments made by Xinzhongyang	(113,256)
Effect of foreign currency exchange	5,732
Balance, March 31, 2013	$2,877,510

Due to related parties

From time to time we received advances from related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the three months ended March 31, 2013, due to related party activities consisted of the following:

	Wei Lin (1)	China Direct Investments, Inc. (2)	Total
Balance, December 31, 2012	$-	$10,578	$10,578
Working capital advances	959,730	2,115	961,845
Repayments	(99,338)	-	(99,338)
Effect of foreign currency exchange	1,414	-	1,414
Balance, March 31, 2013	$861,806	$12,693	$874,499

(1)	Mr. Wei Lin is our chief executive officer and Chairman of the Board. At March 31, 2013, balances due to Mr. Lin primarily consisted of advances for working capital.
(2)
China Direct Investments, Inc. is a principal shareholder of the Company. The balance on March 31, 2013 consisted of amounts due to China Direct Investments, Inc. for advances to the Company to pay certain legal and accounting fees. These advances bear no interest and are payable on demand.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

Operating lease– related party

BT Shantou leases its principal executive offices and our first toy showroom for RMB 72,000 per annum from Yunjia, a company owned by Mr. Lin and his wife, Guihong Zheng. During the three months ended March 31, 2013 and 2012, we paid Yunjia RMB18,000 and RMB 18,000 (approximately $2,868 and $2,858), respectively, in rent expense. The lease expires on December 31, 2021.

Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $228,571). The lease of the showroom expires on December 31, 2017.  In connection with this lease, we paid a security deposit to Shantou Youbang of RMB360,000 ($57,447and $57,133 at March 31, 2013 and December 31, 2012, respectively) which is reflected as a security deposit – related party on the accompanying consolidated balance sheets. During the three months ended March 31, 2013 and 2012, rent expense for the Shantou Youbang showroom amounted to $57,353 and $0, respectively.

NOTE 9 - OTHER PAYABLE

On March 31, 2013, other payable of $5,851 consisted of accrued consulting fee and board expenses. On December 31, 2012, other payable of $50,926 consisted of accrued shipping and inspection fees, respectively.

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012, were as follows:

	Net Sales		Accounts Receivable
	For three months ended March 31,		March 31,	December 31,
	2013	2012	2013	2012
Always Trading International Limited	20.1%	-	11.7%	56.4%
Vigtor International	-	14.5%	-	0.7%
Goodman	-	12.2%	-	-
Poundland Far East Ltd	12.1%	17.1%	6.4%	-
Total	32.2%	43.8%	18.1%	57.1%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition

(ii)    Vendor Concentrations

Vendor purchase concentrations for March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012, were as follows:

	Net Purchases		Accounts Payable
	For three months ended March 31,		March 31,	December 31,
	2013	2012	2013	2012
Universal Toys (HK) Ltd--(1)	3.2%	8.1%	-	-
Jiada Toys	6.0%	-	38.9%	35.1%
Changtai Toys (Prosperous Toys)	57.5%	48.3%	23.2%	-
Yintai International (Win Tide)	25.6%	28.7%	4.7%	-
Guangdong Chenghai Xiongcheng Plastic Toys	-	-	10.4%	19.8%
Total	92.3%	85.1%	77.2%	54.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

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

       At March 31, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2013		December 31, 2012
PRC	$4,317	60.0%	$11,001	49.6%
United States	175	2.4%	379	1.7%
Hong Kong	2,713	37.6%	10,787	48.7%
Total cash and cash equivalents	$7,205	100.0%	$22,167	100.0%

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

 NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, no par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock; $0.00001 par value.  As of March 31, 2013 and December 31, 2012, there were 10,350,179 and 10,200,179 shares of common stock issued and outstanding, respectively.

Common stock issued for services

On January 3, 2013, we entered into a consulting agreement with Dore Perler to engage Mr. Perler to provide us with sales consulting and managerial services related to our operations in North America for a period terminating on January 31, 2014. The consulting agreement provides that we shall issue Pearl Group 150,000 shares of our post-reverse-split common stock. Such shares were issued on March 28, 2013. The Company valued these common shares at the fair value of $0.63 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $94,500.

 NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

See Note 8 – Related Party Transactions for the detail terms on the related party operating leases of our principal executive offices and the two showroom facilities.

Future minimum rental payments required under third party and related parties operating leases are as follows:

12 months period ending March 31:	Third Party	Related Parties (See Note 8)	Total
2014	$12,524	$241,279	$253,803
2015	11,480	241,279	252,759
2016	-	241,279	241,279
2017	-	241,279	241,279
2018	-	183,832	183,832
Thereafter	-	43,086	43,086
Total	$24,004	$1,192,034	$1,216,038

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

NOTE 13 – RESTATEMENT

The Company's consolidated financial statements have been restated for the as of March 31, 2012 and for the three months then ended. On April 3, 2013, we determined that we incorrectly understated an obligation due to related parties and overstated additional paid -in capital. On July 5, 2011 BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng at the price of RMB 5,000,000, representing the original capital contributed by Mr. Lin and Ms. Zheng in BT Shantou. Previously, we erroneously reduced amounts due to related parties of RMB 5,000,000 during our financial statement consolidation process in order to eliminate BT Brunei's investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, we restated our consolidated balance sheet at March 31, 2012 to properly reflect a liability due to Mr. Lin and Ms. Zheng of approximately $792,117 and we reduced additional paid-in capital by $697,045, and we reduced accumulated other comprehensive income of $95,072 in correcting the error. The correction of this accounting error resulted in an increase in total liabilities of $792,117 and a reduction in shareholders' equity of $792,117.

Additionally, for the three months ended March 31, 2012, we reduced comprehensive income by $95,072 on the consolidated statement of operations and comprehensive income. The restatement did not affect net income or net income per common share. On the consolidated statement of cash flows, we increased net cash used in operations by $163,176, increased net cash provided by financing activities by $279,187, and reduced the effect of exchange rate on cash by $116,011.

Accordingly, the Company’s consolidated balance sheet at March 31, 2012 and the consolidated statement of operation and comprehensive income, and cash flows for the three months ended March 31, 2012 have been restated herein. The effect of correcting this error in the Company’s consolidated financial statements at March 31, 2012 and for the three months then ended are shown in the table as follows:

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

Consolidated Balance Sheet data	March 31 2012
	As previously reported	Adjustments to Restate		Restated
Total Assets	$5,311,968	$-		$5,311,968

Due to related parties	603,819	792,117	(a)	1,395,936
Total Current Liabilities	3,207,412	792,117		3,999,529
Total Liabilities	3,207,412	792,117		3,999,529

Stockholders’ Equity:
Additional paid-in capital	691,748	(691,748)	(a)	-
Retained earnings	1,300,715	(5,297)	(a)	1,295,418
Accumulated other comprehensive loss	111,132	(95,072)	(a)	16,060
Total Stockholders’ Equity	2,104,556	(792,117)		1,312,439
Total Liabilities and Stockholders’ Equity	$5,311,968	$-		$5,311,968

(a)
To properly increase the liability due to Mr. Lin and Ms. Zheng by $792,117, to reduce additional paid-in capital by $691,748, to reduce retained earnings by $5,297, and to reduce accumulated other comprehensive income by $95,072.

Consolidated Statement of operations and comprehensive income	For the Three Months Ended March 31, 2012 (Unaudited)
	As previously reported	Adjustments to Restate		Restated
Net Income	$228,388	$-		$228,388
Foreign currency translation gain	123,790	(95,072)	(b)	28,718
Comprehensive Income	$352,178	$(95,072)		$257,106

(b)	To properly reflect change in comprehensive income.

Consolidated Statement of Cash Flows	For the Three Months Ended March 31, 2012 (Unaudited)
	As previously reported	Adjustments to Restate		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$228,388	$-		$228,388

Prepaid expenses and other current assets	(47,977)	(42,213)	(c)	(90,190)
Due from related parties	188,139	(120,963)	(c)	67,176
Net Cash Used in Operating Activities	(484,558)	(163,176)		(647,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related parties	276,866	279,187	(c)	556,053
Net Cash Provided by Financing Activities	296,866	279,187		576,053

Effect of Exchange Rate on Cash	117,753	(116,011)		1,742

Net Decrease In Cash	(70,460)	-		(70,460)

(c) to properly reflect changes in components of cash flows

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and footnotes for the three months ended March 31, 2013 and 2012.

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

We are dependent upon certain customers and suppliers.  During the first quarter of 2013, two customers represented 32.2% of total revenues. In the first quarter of 2013, two of our suppliers accounted for 83.1% of our toy purchases. During the first quarter of 2012, three major customers represented approximately 43.8% of our total revenues. In the first quarter of 2012 two of our suppliers accounted for 77.0% of our toy purchases.

In 2011, we started selling Big Tree Magic Puzzle directly to Chinese domestic end consumers including children and grown-ups through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China.  In 2012, we closed our counters at Dennis Department Stores, The sales from this product represented less than 1% of our total revenue during 2012 and 2011. During 2013, we plan on utilizing our existing distribution channels in an effort to increase the sales of this proprietary product.  In addition, and subject to the availability of additional capital, of which there are no assurances, should sales of this product increase in 2013 we plan on opening retail locations from which this propriety product can be offered.  While we are in the early stages of planning these locations and have not finalized any of these expansion plans, including the target number of locations, we estimate that the cost per new location will be approximately RMB50,000 to RMB100,000 (approximately US $8,000 to US $16,000).

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

Results of Operations

Our consolidated revenues for the first quarter of 2013 amounted to $7.4 million, an increase of $2.7 million over the same period in 2012. For the first quarter of 2013, BT Shantou’s revenues increase by approximately $1.3 million. This increase was primarily due to an increase in sales to one customer, Always Trading International Limited which we accounted for on a gross basis as a principal. We did not have this customer in the 2012 period. Additionally, pursuant to our revenue recognition policy, in the 2013 period, we recorded less sales on a net basis as an agent as compared to the first quarter in 2012.  Our revenue accounted for on a net basis as an agent decreased during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 mainly due to the nature of the sales transactions completed in the two comparative periods. The increase in Brunei’s revenue for the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to the recent opening of our new toy show room.

Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. BT Brunei is organized in the State of Brunei Darussalam which is a non-taxable jurisdiction. Sales revenues from BT Brunei are not subject to income taxes as compared to sales revenues from BT Shantou which are subject to a PRC tax rate of 25%. These operational costs savings have permitted the Company to leverage our export sales contacts to significantly expand the Company’s export sales in 2012 and in the first quarter of 2013 by permitting us to be more price competitive. As of our revenues in the first quarter of 2013 were generated from exports of toys, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to increase in the rest of 2013 over 2012 as we continue to expand our export sales efforts.

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the first quarter of 2013			For the first quarter of 2012(as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$7,402,974	$-	$7,402,974	$4,614,486	-	$4,614,486
Net Revenues from sales reported on net basis	-	44,727	44,727	-	137,599	137,599
Total Revenues	$7,402,974	$44,727	$7,447,701	$4,614,486	$137,599	$4,752,085

If we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy, we record revenues on a net basis (sales less cost of sales).

Cost of revenues was $6.8 million for the first quarter of 2013, an increase of $2.5 million over the same period of 2012, while cost of revenues as a percentage of revenues increased to 90.7% in the first quarter of 2013 from 89.0% in the same period of 2012. Cost of revenues attributable to BT Brunei accounted for approximately $5.5 million in the first quarter of 2013. As a result of increased sales during the first quarter of 2013, cost of revenue increased accordingly.

Our gross profit was $0.7 million for the first quarter of 2013, an increase of $0.2 million over the same period of 2012. Our consolidated gross margin was 9.3% for the first quarter of 2013 as compared to 11.0% for the same period in 2012. We continue our 2012 strategy to lower the gross margins on our international sales to gain a higher market share. As previously discussed above, revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Operating expenses, composed of selling and general and administrative expenses, amounted to $0.5 million for the first quarter of 2013, an increase of $0.2 million over the same period in 2012. Selling expense decreased by $23,574 in the first quarter of 2013 as compared to the same period in 2012 primarily due to a decrease in marketing expense of $20,000. General and administrative expenses increased by $0.3 million in the first quarter of 2013 as compared to the same period in 2012. This increase was primarily due to $0.1 million increase in bad debt expense, a $60,000 increase associated with the lease of our new showroom, and the recording of stock-based consulting fees of $94,500 for business development services. We expect operating expenses to continue to increase in 2013, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

For the first quarter of 2013, other expenses amounted to $83,000 as compared to other income of $14,300 for the first quarter of 2012. During the first quarter of 2013, we incurred interest expense of approximately $63,000 related to our bank loan. We did not incur such interest expense during the first quarter of 2012.
As a results of the discussion above, our net income for the first quarter of 2013 and 2012 amounted to $65,381, or $0.01 per common share (basic and diluted) and $228,388, or $0.02 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital deficit of $26,193 as of March 31, 2013, as compared to working capital of $2.4 million as of December 31, 2012. Our primary uses of cash have been for purchases of toy products, selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products, from bank loans and from advances from related parties.

At March 31, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2013		December 31, 2012
PRC	$4,317	60.0%	$11,001	49.6%
United States	175	2.4%	379	1.7%
Hong Kong	2,713	37.6%	10,787	48.7%
Total cash and cash equivalents	$7,205	100.0%	$22,167	100.0%

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

Total current assets at March 31, 2013 decreased by $0.5 million from December 31, 2012. The principal contributor to this change was a $0.6 million decrease in advance to suppliers-non related party and a decrease in inventories of $0.3 million offset by an increase in accounts receivable, net of $0.4 million. Total current liabilities at March 31, 2013 increased by $1.9 million as compared to December 31, 2012 primarily due to a $1.1 million increase in accounts payable and accrued expenses, which was a result of increased purchases to fulfill higher sales volume in the first quarter of 2013, together with $0.9 million increase in due to related parties. The increase in due to related parties is reflects funds advanced to us by our Chairman and CEO, as well as other related parties, for working capital.

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

In 2012, we entered into two-year promissory note agreements for $20,000 and $60,000 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $80,000. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $60,000 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of our securities to raise capital. The loans bear interest at 2% per annum.

On November 2, 2012, we borrowed RMB 23,000,000 ($3,670,252 at March 31, 2013) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch.  We used the proceeds of this loan for working capital purposes, including the purchase of toy products. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and is due on November 2, 2013. If the loan is not paid by the due date, the default interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang, a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and personally guaranteed by Xinna Cai, a third party.

From time to time we received advances from related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the three months ended March 31, 2013, due to related party activities consisted of the following:

	Wei Lin	China Direct Investments, Inc.	Total
Balance, December 31, 2012	$-	$10,578	$10,578
Working capital advances	959,730	2,115	961,845
Repayments	(99,338)	-	(99,338)
Effect of foreign currency exchange	1,414	-	1,414
Balance, March 31, 2013	$861,806	$12,693	$874,499

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

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was $1.7 million for the first quarter of 2013, as compared to net cash used in operating activities of $0.6 million for the same period of 2012. For the first quarter of 2013, cash flows provided by operating activities was primarily attributable to our net income of $65,381 adjusted for the add back of non-cash items such as depreciation of $19,760, stock-based compensation of $94,501 and bad debt expense of $77,151 and a decrease in advances to suppliers of $0.6 million, a decrease in inventories of $0.3 million and an increase in accounts payable and accrued expenses of $1.0 million offset by an increase in accounts receivable of $0.5 million. For the first quarter of 2012, net cash used in operating activities was primarily attributable to an increase in accounts receivable of $1.0 million and an increase in inventories of $0.5 million offset by an increase in accounts payable of accrued expenses of $0.5 million.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $2,660 for the first quarter of 2013 as a result of the purchase of property and equipment compared with $521 for the first quarter of 2012.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities was $1.7 million for the first quarter of 2013, due to an increase in amounts advanced to related party advances of $2.6 million offset by net proceeds we received from a related party advances of $0.9 million. For the first quarter of 2012, we received proceeds from advances from a related party of $0.6 million and of $20,000 from loans payable.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2013 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations (dollars in thousands) :	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Loans payable	$3,750	$3,690	$60	$-	$-

Total	$3,750	$3,690	$60	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013.

Based on this evaluation we concluded that as of March 31, 2013 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending litigation.

 ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2012 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.  MINE SAFETY DISCLOSURES

               Not applicable to our company’s operation

ITEM 5.  OTHER INFORMATION

               None

ITEM 6.  EXHIBITS

Description of Exhibit
31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG TREE GROUP, INC.
Date: May 21, 2013	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: May 21, 2013	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (Principal financial and accounting officer)