Form 10-Q/A
period 2012-03-31
Big Tree Group, Inc.
filed 2013-06-14
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment #2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A of Big Tree Group, Inc., formerly known as Transax International Limited, for the period ended March 31, 2012 is amending the Quarterly Report on Form 10-Q originally filed on May 15, 2012 (the “Original Report”) and previously amended by Amendment No. 1 as filed with the Securities and Exchange Commission on August 31, 2012 (“Amendment No. 1). We are filing this Amendment No. 2 to reflect the additional restatement of our unaudited consolidated financial statements contained herein. As disclosed in our Current Report on Form 8-K as filed on April 8, 2013, we have determined that we incorrectly understated an obligation due to related parties and overstated additional paid -in capital at March 31, 2012 as a result of our failure to account for a related party obligation between our subsidiary Big Tree International Co., Ltd., a Brunei company ("BT Brunei"), and Mr. Lin and Ms. Zheng, our CEO and his wife, who were the prior shareholders of our subsidiary Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”). Additionally, we overstated accumulated other comprehensive income at March 31, 2012 and for the three months ended March 31, 2012, we overstated comprehensive income and we understated net cash used in operating activities and understated net cash provided by financing activities.

Please see Note 13 - Restatement contained in the Notes to Unaudited Consolidated Financial Statements appearing later in this Form 10-Q/A – Amendment No. 2 which further describes the effect of these restatements.  In addition, we have amended the following sections of this report:

Part I.

Item 2. –  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity
         and Capital Resources

This Amendment No. 2 to the Form 10-Q/A for the period ended March 31, 2012 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Amendment No. 2 to the Form 10-Q/A for the period ended March 31, 2012 to modify or update the other disclosures presented in the report as previously filed and amended, except as set forth herein. This Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the SEC.

i

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
FORM 10-Q/A
March 31, 2012

We used in this report, the terms “Transax," "we," "our," and "us" or the “Company” refers to Big Tree Group, Inc.,  a Colorado corporation formerly known as Transax International Limited, and its wholly-owned subsidiaries Big Tree International Co., Ltd., a Brunei company, ("BT Brunei") and Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”).

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

iii

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(As Restated) (Unaudited)	(As Restated)

ASSETS
CURRENT ASSETS:
Cash	$176,260	$246,720
Accounts receivable (net of allowance of $26,746 and $26,578, respectively)	3,981,833	2,987,379
Advance to suppliers and prepaid expenses	207,860	80,978
Inventories	522,661	699
Advance to suppliers – related parties	-	66,597
Other receivable	286,029	266,318
Total Current Assets	5,174,643	3,648,691

NON-CURRENT ASSETS

Fixed assets, net	124,449	131,812
Intangible assets, net	12,876	13,558

Total Assets	$5,311,968	$3,794,061

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,379,565	$935,666
Advance from customers	922,777	941,750
Salaries payable	70,495	23,330
Tax payable	4,064	2,123
Due to related parties	1,395,936	835,859
Other payable	226,692	-

Total Current Liabilities	3,999,529	2,738,728

Total Liabilities	3,999,529	2,738,728

SHAREHOLDERS' EQUITY:
Series B convertible preferred stock (5,000,000 shares authorized, 3,362,760 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	-	-
Series C convertible preferred stock (6,500,000 shares authorized, 6,500,000 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	961	961
Additional paid-in capital	-	-
Retained earnings	1,295,418	1,067,030
Accumulated other comprehensive (loss) income	16,060	(12,658)
Total Shareholders' Equity	1,312,439	1,055,333
Total Liabilities and Shareholders' Equity	$5,311,968	$3,794,061

See notes to unaudited consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	March 31, 2012	March 31, 2011
	(Unaudited) (As Restated)	(Unaudited) (As Restated)

Revenues	$4,752,085	$259,903
Cost of revenues	4,231,063	202,776
Gross profit	521,022	57,127

OPERATING EXPENSES
Selling	127,489	19,759
General and administrative	179,468	17,477
Total operating expenses	306,957	37,236

Operating income	214,065	19,891

OTHER INCOME (EXPENSES):
Other expenses	14,189	(1,025)
Interest income	134	32
Total other expenses	14,323	(993)

Income before income taxes	228,388	18,898

Income taxes	-	(3,812)
Net income	$228,388	$15,086

COMPREHENSIVE INCOME (LOSS):

Net income	$228,388	$15,086
Foreign currency translation gain (loss)	28,718	(7,530)

COMPREHENSIVE INCOME	$257,106	$7,556

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Basic weighted average common shares outstanding	96,078,960	96,078,960
Diluted weighted average common shares outstanding	96,078,960	96,078,960

See notes to unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,
	2012	2011
	(Unaudited) (As Restated)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$228,388	$15,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,480	1,564
Changes in operating assets and liabilities:
Accounts receivable	(977,737)	(215,495)
Advance to suppliers	(31,830)	63,678
Prepaid expenses and other current assets	(90,190)	1,219
Inventories	(523,166)	17,443
Accounts payable and accrued expenses	491,743	33,679
Other payables	201,484	68,480
Advance to suppliers-related parties	67,176	-
Taxes payable	1,932	4,806
Advance from customers	(25,014)	1,060
CASH USED IN OPERATING ACTIVITIES	(647,734)	(8,480)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(521)	-
CASH USED IN INVESTING ACTIVITIES	(521)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party advances	556,053	-
Proceeds from notes payable	20,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	576,053	-

EFFECT OF EXCHANGE RATE ON CASH	1,742	253
Net decrease in cash	(70,460)	(8,227)

Cash - beginning of year	246,720	44,377

Cash – end of period	$176,260	$36,150
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$10,461	$2,337

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Advance to suppliers and prepaid expenses

Advance to suppliers and prepaid expenses consist of (i) advance to suppliers for merchandise that had not yet been shipped, and (ii) prepaid advertising expenses.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

(AS RESTATED) Revenue Recognition (1)
	For the first quarter of 2012			For the first quarter of 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$4,614,486	$-	$4,614,486	$225,627	$-	$225,627
Net Revenues from sales reported on net basis	-	137,599	137,599	-	34,276	34,276
Total Revenues	$4,614,486	$137,599	$4,752,085	$225,627	$34,276	$259,903

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

NOTE 8 – RELATED PARTY TRANSACTIONS

                Advances to suppliers – related parties

We purchase products from Universal Toys Trading (Hong Kong) Limited (“Universal Toys”) that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During the three months ended March 31, 2012 and 2011, we purchased $0.5 million and $0 from Universal Toys and at March 31, 2012 and December 31, 2011, we owed Universal Toys $0 and $0, respectively.  The Company agreed to purchase various products from Universal Toys, Universal Toys fills the purchaser order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers / vendors.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang Toys Industrial Co. Ltd., (“Xinzhongyang”) to produce the Big Tree Magic Puzzle (3D). Mr. Lin, our Chief Executive Officer and Ms. Guihong Zheng, his wife own Xinzhongyang. During the three months ended March 31, 2012 and 2011, we purchased $20,000 and $18,000 from Xinzhongyang, respectively.

Advances to suppliers – related parties reflect prepayments to the above related party suppliers for purchases of toy products not yet received. As of March 31, 2012 and December 31, 2011, advances to suppliers – related parties consisted of the following:

	March 31, 2012	December 31, 2011
Advances to supplier - Universal Toys	$-	$11,944
Advances to supplier - Xinzhongyang	-	54,653
Total	$-	$66,597

Due to related parties

On March 31, 2012 and December 31, 2011, due to related parties consisted of the following:

	March 31, 2012	December 31, 2011
	(As Restated)	(As Restated)
Due to Wei Lin	$1,176,112	$794,420
Due to Chaojun Lin	-	12,594
Due to Guihong Zheng	31,685	28,845
Due to Universal Toys	120,740	-
Due to Xin Zhongyang	67,399	-
Total	$1,395,936	$835,859

                 Mr. Wei Lin is our Chairman and Chief Executive Officer.  At March 31, 2012 and December 31, 2011, the balances due to Mr. Lin consisted of advances for working capital and funds due to Mr. Lin for the acquisition of BT Shantou.

                 Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004. The balance due to Mr. Chaojun Lin as of December 31, 2011, consisted of advances for working capital.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Ms. Guihong Zheng is Mr. Wei Lin’s wife.

The controlling shareholder of Universal Toys (HK) Ltd.is Mr. Xiaodong Ou, brother-in-law of Mr. Wei Lin.

The controlling shareholders of Xin Zhongyang Toys Industrial Co. Ltd., is Mr. Wei Lin and is wife.

NOTE 9 - OTHER PAYABLE

On March 31, 2012 other payable of $226,692 consisted of social security liability payable.

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the three months ended March 31, 2012 and 2011 were as follows:

	Net Sales		Accounts Receivable
	For three months ended March 31,		March 31,	December 31,
	2012	2011	2012	2011
Pacific Toys (HK) Ltd	*	97.6%	*	22.7%
Vigtor International	14.5%	*	*	*
Goodman	12.2%	*	19.1%	*
Poundland Far East Ltd	17.1%	*	11.0%	10.2%
Dheeraj Impex	*	*	*	13.5%
Total	43.8%	97.6%	30.1%	46.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition

•	Less than 10%

(ii)    Vendor Concentrations

Vendor purchase concentrations for March 31, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	For three months ended March 31,		March 31,	December 31,
	2012	2011	2012	2011
Universal Toys (HK) Ltd--(1)	8.1%	*	14.8%	*
Changtai Toys (Prosperous Toys)	48.3%	*	46.5%	24.8%
Yintai International (Win Tide)	28.7%	*	17.8%	11.9%
Chenghua Weida Plastic Toys	*	22.0%	*	*
Yade Plastic Toys	*	17.2%	*	*
Huada Toys	*	10.3%	*	*
Shantou Wanshun Toys	*	*	*	33.5%
Jinwei Corp Ltd.	*	*	*	21.7%
Total	85.1%	49.5%	79.1%	91.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our hairman and CEO. See Note 8 – Related Party Transactions.

•	Less than 10%

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

NOTE 13 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of March 31, 2012 and for the three months ended March 31, 2012. On April 3, 2013, we determined that we incorrectly understated an obligation due to related parties and overstated additional paid in capital. On July 5, 2011 BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng at the price of RMB 5,000,000, representing the capital contributed by Mr. Lin and Ms. Zheng to BT Shantou. Previously, in consolidation, we erroneously reduced amounts due to related parties in order to eliminate BT Brunei’s investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, we restated our consolidated balance sheet at March 31, 2012 to properly reflect an increase in due to related party, Mr. Lin, of approximately $792,117, we reduced additional paid-in capital by $691,748, and we reduced accumulated other comprehensive income by $95,072. The correction of this accounting error resulted in an increase in total liabilities of $792,117 and a reduction in shareholders’ equity of $792,117.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Accordingly, the Company’s consolidated balance sheet at March 31, 2012 and for the three months ended March 31, 2012, the consolidated statement of operation and comprehensive and cash flows have been restated herein. The effect of correcting this error in the Company’s consolidated financial statements at March 31, 2012 and for the three months ended March 31, 2012 are shown in the table as follows:

Consolidated Balance Sheet data	March 31, 2012
	As previously reported	Adjustments to Restate		As Restated
Total Assets	$5,311,968	$-		$5,311,968

Due to related parties	603,819	792,117	(a)	1,395,936
Total Current Liabilities	3,207,412	792,117		3,999,529
Total Liabilities	3,207,412	792,117		3,999,529

Stockholders’ Equity:
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 and 0 shares issued and outstanding at March 31, 2012)	961	-		961
Additional paid-in capital	691,748	(691,748)	(a)	-
Retained earnings	1,300,715	(5,297)	(a)	1,295,418
Accumulated other comprehensive loss	111,132	(95,072)	(a)	16,060
Total Stockholders’ Equity	2,104,556	(792,117)		1,312,439
Total Liabilities and Stockholders’ Equity	$5,311,968	$-		$5,311,968

(a)	To properly increase the liability to Mr. Lin and Ms. Zheng by $792,117, to reduce additional paid-in capital by $691,748, and to reduce accumulated other comprehensive income by $95,072.

Consolidated Statement of operations and comprehensive income	For the Three Months Ended March 31, 2012 (Unaudited)
	As previously reported	Adjustments to Restate		As Restated
Net Income	$228,388	$-		$228,388
Foreign currency translation gain	123,790	(95,072)	(b)	28,718
Comprehensive Income	$352,178	$(95,072)		$257,106

(b)	To properly reflect change in comprehensive income.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

Consolidated Statement of Cash Flows	For the Three Months Ended March 31, 2012 (Unaudited)
	As previously reported	Adjustments to Restate		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$228,388	$-		$228,388

Prepaid expenses and other current assets	(47,977)	(42,213)	(c)	(90,190)
Due from related parties	188,139	(120,963)	(c)	67,176
Net Cash Used in Operating Activities	(484,558)	(163,176)		(647,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related parties	276,866	279,187	(c)	556,053
Net Cash Provided by Financing Activities	296,866	279,187		576,053

Effect of Exchange Rate on Cash	117,753	(116,011)		1,742

Net Decrease In Cash	(70,460)	-		(70,460)

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

 Our gross profit was $0.5 million for the first quarter of 2012, an increase of $0.5 million over the same period of 2011. Sales attributable to BT Brunei had a gross margin of 10.4%, while sales attributable to BT Shantou had a gross margin of 23.0%. Our consolidated gross margin was 11.0% for the first quarter of 2012 as compared to 22.0% for the same period in 2011. This decrease was primarily due to larger amount of revenue reported on the net basis in 2012, which cost of goods sold was netted with sales revenues.

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
Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $1.2 million, including cash on hand of $0.2 million, as of March 31, 2012, as compared to a working capital of $0.9 million as of December 31, 2011. Our primary uses of cash have been for purchases of toy products, selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products.

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

Total current assets at March 31, 2012 increased by $1.5 million from December 31, 2011. The principal contributor to this change was an increase in accounts receivable, primarily due to timing differences resulting from higher sales volume and delay in collections from customers for  the first quarter of 2012, together with increases in advances to suppliers and prepaid expenses and inventories. Total current liabilities increased by $1.26 million at March 31, 2012 primarily due to an increase in accounts payable and accrued expenses, which was a result of increased purchases to fulfill higher sales volume in the first quarter of 2012, together with increases in due to related parties and other payables.  The increase in due to related parties reflects both the amount due to our Chairman and CEO and his wife for the purchase of BT Shantou together with funds advanced to us by our Chairman and CEO, as well as other related parties, for working capital.

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

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was $0.6 million for the first quarter of 2012, as compared to net cash used in operating activities of $8,480 for the same period of 2011. The increase in cash outflow from operating activities for the first quarter of 2012 was primarily due to an increase of $1.0 million in accounts receivable from higher sales and $0.5 million used for inventory to fulfill higher customer demand, partially offset by an increase of $0.5 million in account payable from higher level of products purchased and an increase of $0.4 million from other payable and due from related parties for toy products received but not yet paid.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $521 for the first quarter of 2012 as a result of purchase of property, plant and equipment with no comparable amount for 2011.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities was $0.6 million for the first quarter of 2012, due to an increase in due to related parties for working capital advances and a loan we obtained for working capital purpose with no comparable amount for 2011.

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

Based on this initial evaluation we concluded that as of March 31, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. Subsequent to this initial evaluation, we were required to restate our unaudited consolidated financial statements for the period ended March 31, 2012 as a result of errors in those financial statements as described elsewhere in this report.  These errors were caused by the previously identified material weaknesses in our internal control over financial reporting.

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

 ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2011 Annual Report on Form 10-K, as amended. There has been no material change in our risk factors from those previously discussed in the 2011 Annual Report on Form 10-K/ for the year ended December 31, 2011, as amended.

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
**
In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q/A (Amendment No. 2) shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG TREE GROUP, INC.
Date: June xx, 2013	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: June xx, 2013	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (principal financial and accounting officer)