Form 10-Q/A
period 2012-06-30
Big Tree Group, Inc.
filed 2013-06-14
CIK 1097896

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A of Big Tree Group, Inc., formerly known as Transax International Limited, for the period ended June 30, 2012 is amending the Quarterly Report on Form 10-Q originally filed on August 20, 2012 (the “Original Report”) and previously amended by Amendment No. 1 as filed with the Securities and Exchange Commission on August 31, 2012 (“Amendment No. 1). We are filing this Amendment No. 2 to reflect the restatement of our unaudited consolidated financial statements contained herein. As disclosed in our Current Report on Form 8-K as filed on April 8, 2013, we have determined that we incorrectly understated an obligation due to related parties and overstated additional paid -in capital at June 30, 2012 as a result of our failure to account for a related party obligation between our subsidiary Big Tree International Co., Ltd., a Brunei company ("BT Brunei"), and Mr. Lin and Ms. Zheng, our CEO and his wife, who were the prior shareholders of our subsidiary Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”). Additionally, we overstated accumulated other comprehensive income at June 30, 2012 and for the three and six months ended June 30, 2012, we overstated comprehensive income.

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

Part I.

Item 2. –  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources

This Amendment No. 2 to the Form 10-Q/A for the period ended June 30, 2012 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Amendment No. 2 to the Form 10-Q/A for the period ended June 30, 2012 to modify or update the other disclosures presented in the report as previously filed and amended, except as set forth herein. This Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the SEC.

i

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
FORM 10-Q/A
June 30, 2012

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

iii

PART 1 – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(As Restated)	(As Restated)
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$653,988	$246,720
Accounts receivable (net of allowance of $26,760 and $26,578, respectively)	4,831,841	2,987,379
Advance to suppliers and prepaid expenses	270,072	80,978
Inventories	1,414,189	699
Advance to suppliers – related parties	-	66,597
Other receivable	410,171	266,318
Total Current Assets	7,580,261	3,648,691

NON-CURRENT ASSETS

Fixed assets, net	222,165	131,812
Intangible assets, net	12,115	13,558

Total Assets	$7,814,541	$3,794,061

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,185,711	$935,666
Advance from customers	618,982	941,750
Salaries payable	53,727	23,330
Taxes payable	4,066	2,123
Due to related parties	2,975,624	835,859
Other payable	145,107	-
Total Current Liabilities	5,983,217	2,738,728

Total Liabilities	5,983,217	2,738,728

SHAREHOLDERS' EQUITY:
Series B convertible preferred stock (5,000,000 shares authorized, 3,362,760 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	-	-
Series C convertible preferred stock (6,500,000 shares authorized, 6,500,000 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	961	961
Additional paid-in capital	-	-
Retained earnings	1,813,908	1,067,030
Accumulated other comprehensive income (loss)	16,455	(12,658)
Total Shareholders' Equity	1,831,324	1,055,333
Total Liabilities and Shareholders' Equity	$7,814,541	$3,794,061

See notes to unaudited consolidated financial statements

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$5,960,742	$4,050,389	$10,712,827	$4,310,292
Cost of revenues	5,154,695	3,371,121	9,385,758	3,573,897
Gross profit	806,047	679,268	1,327,069	736,395

Operating expenses:
Selling expenses	130,774	26,170	258,263	45,929
General and administrative	173,937	34,953	353,405	52,430
Total operating expenses	304,711	61,123	611,668	98,359

Operating income	501,336	618,145	715,401	638,036

Other income (expenses):
Other income	17,499	16,728	31,688	15,703
Interest (expenses) income	(345)	88	(211)	120
Total other income	17,154	16,816	31,477	15,823

Net income before income taxes	518,490	634,961	746,878	653,859

Income taxes	-	6,815	-	10,627

Net income	$518,490	$628,146	$746,878	$643,232

Comprehensive Income:

Net income	$518,490	$628,146	$746,878	$643,232

Foreign currency translation gain	395	10,885	29,113	3,355

Comprehensive income	$518,885	$639,031	$775,991	$646,587

Basic and diluted income per common share
Basic	$0.01	$-	$0.01	$-
Diluted	$0.01	$-	$0.01	$-
Basic weighted average common shares outstanding	96,078,960	-	96,078,960	-
Diluted weighted average common shares outstanding	96,078,960	-	96,078,960	-

The accompanying notes are an integral part of these unaudited financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income	$746,878	$643,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,022	3,429
Changes in current assets and liabilities:
Accounts receivable	(1,825,705)	(3,218,870)
Advance to suppliers	44,791	152,182
Prepaid expenses and other current assets	(375,678)	(82,841)
Inventories	(1,414,875)	98,297
Accounts payable and accrued expenses	1,280,769	89,898
Due to related party	1,617,578	1,707,893
Advances to suppliers-related parties	67,121	-
Other payables	139,568	-
Taxes payable	1,931	21,884
Advance from customers	(329,571)	457,876
NET CASH USED IN OPERATING ACTIVITIES	(24,171)	(127,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	-	263,745
Purchase of property, plant and equipment	(111,041)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(111,041)	263,745

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related party	518,497	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	518,497	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	23,983	2,300

NET INCREASE IN CASH	407,268	139,025

CASH - beginning of period	246,720	44,377

CASH - end of period	$653,988	$183,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$11,334	$6,251

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

(AS RESTATED) Revenue Recognition (1)
	For the Second Quarter of 2012			For the Second Quarter of 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$5,584,344	$-	$5,584,344	$3,774,450	$-	$3,774,450
Net Revenues from sales reported on net basis	-	376,398	376,398	-	275,939	275,939
Total Revenues	$5,584,344	$376,398	$5,960,742	$3,774,450	$275,939	$4,050,389

(AS RESTATED) Revenue Recognition (1)
	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$10,198,830	$-	$10,198,830	$4,000,077	$-	$4,000,077
Net Revenues from sales reported on net basis	-	513,997	513,997	-	310,215	310,215
Total Revenues	$10,198,830	$513,997	$10,712,827	$4,000,077	$310,215	$4,310,292

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances to suppliers - related parties

Advances to suppliers - related parties reflect prepayments to related party suppliers for purchased toy products not yet received. As of June 30, 2012 and December 31, 2011, due from related parties consisted of the following:

	June 30, 2012	December 31, 2011
Due from Universal Toys	-	11,944
Due from Xin Zhongyang	-	54,653
Total	$-	$66,597

Due to related parties

As of June 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	June 30, 2012	December 31, 2011
	(As Restated)	(As Restated)
Due to Wei Lin	$1,230,873	$794,420
Due to Chaojun Lin	88,763	12,594
Due to Guihong Zheng	-	28,845
Due to Universal Toys	47,466	-
Due to Xin Zhongyang	1,568,512	-
Due to China Direct Investments, Inc.	40,010	-
Total	$2,975,624	$835,859

         Mr. Wei Lin is our Chairman and Chief Executive Officer.  At June 30, 2012 and December 31, 2011, the balances due to Mr. Lin consisted of advances for working capital and funds due to Mr. Lin for the acquisition of BT Shantou.

 Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004. The balance due to Mr. Chaojun Lin as of December 31, 2011, consisted of advances for working capital.

Ms. Guihong Zheng is Mr. Wei Lin’s wife, and the amounts due consisted of advances for working capital.

The controlling shareholder of Universal Toys (HK) Ltd. (“Universal Toys”) is Mr. Xiaodong Ou, brother-in-law of Mr. Wei Lin.

The controlling shareholder of Xin Zhongyang Toys Industrial Co. Ltd. (“Xing Zhongyang”), is Mr. Wei Li nand his wife. The balance due to Xin Zhongyang primarily consisted of advances for working capital.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the six months ended June 30, 2012 and 2011 were as follows:

	Net Sales		Accounts Receivable
	For six months ended June 30		June 30,	December 31,
	2012	2011	2012	2011
Pacific Toys (HK) Ltd	*	20.32%	*	22.7%
Guangdong Athletic Goods	*	*	19.0%	*
Poundland Far East Ltd	10.95%	10.38%	7.7%	10.2%
Dheeraj Impex	*	*	*	13.5%
Total	19.49%	30.70%	35.4%	46.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition

•	Less than 10%.

(ii)    Vendor Concentrations

Vendor purchase concentrations for June 30, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	For six months ended June 30,		June 30,	December 31,
	2012	2011	2012	2011
Universal Toys (HK) Ltd--(1)	4.64%	80.13%	7.8%	-
Changtai Toys (Prosperous Toys)	45.53%	-	21.9%	24.8%
Yintai International(Win Tide)	29.78%	-	13.5%	11.9%
Jiada Toys	7.6%	-	37.4%	-
Shantou Wanshun Toys	-	-	-	33.5%
Jinwei Corp Ltd.	-	-	-	21.7%
Total	87.55%	84.65%	80.6%	91.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

NOTE 13 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of June 30, 2012 and for the three and six months ended June 30, 2012. On April 3, 2013, we determined that we incorrectly understated an obligation due to related parties and overstated additional paid -in capital. On July 5, 2011 BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng at the price of RMB 5,000,000, representing the capital contributed by Mr. Lin and Ms. Zheng to BT Shantou. Previously, in consolidation, we erroneously reduced amounts due to related parties in order to eliminate BT Brunei’s investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, we restated our consolidated balance sheet at June 30, 2012 to properly reflect an increase in amounts due to related party, Mr. Lin of $792,531, we reduced additional paid-in capital by $691,748, we reduced retained earnings by $5,297, and we reduced accumulated other comprehensive income by $95,486 The correction of this accounting error resulted in an increase in total liabilities of $792,531 and a reduction in shareholders’ equity of $792,531.

Additionally, for the three and six months ended June 30, 2012, we reduced comprehensive income by $414 and $95,486 on the consolidated statement of operations and comprehensive income, respectively. The restatement did not affect net income or net income per common share.

Accordingly, the Company’s consolidated balance sheet at June 30, 2012 and for the three and six months ended June 30, 2012, the consolidated statement of operation and comprehensive income has been restated herein. The effect of correcting this error in the Company’s consolidated financial statements at June 30, 2012 and for the three and six months ended June 30, 2012 are shown in the table as follows:

Consolidated Balance Sheet data	June 30 2012
	As previously reported	Adjustments to Restate		Restated
Total Assets	$7,814,541	$-		$7,814,541

Due to related parties	2,183,093	792,531	(a)	2,975,624
Total Current Liabilities	5,190,686	792,531		5,983,217
Total Liabilities	5,190,686	792,531		5,983,217

Stockholders’ Equity:
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at June 30, 2012)	961	-		961
Additional paid-in capital	691,748	(691,748)	(a)	-
Retained earnings	1,819,205	(5,297)	(a)	1,813,908
Accumulated other comprehensive income	111,941	(95,486)	(a)	16,455
Total Stockholders’ Equity	2,623,855	(792,531)		1,831,324
Total Liabilities and Stockholders’ Equity	$7,814,541	$-		$7,814,541

(a)
To properly increase the liability to Mr. Lin and Ms. Zheng by $792,531, to reduce additional paid-in capital by $691,748, to reduce retained earnings by $5,297, and to reduce accumulated other comprehensive income by $95,486.

Consolidated Statement of operations and comprehensive income:	For the Three Months Ended June 30, 2012 (Unaudited)				For the Six Months Ended June 30, 2012 (Unaudited)
	As previously reported	Adjustments to Restate		Restated	As previously reported	Adjustments to Restate		Restated

Net income	$518.490	$-		$518,490	$746,878	$-		$746,878
Foreign currency translation adjustment	809	(414)	(b)	395	124,599	(95,486)	(b)	29,113
Comprehensive income	$519,299	$(414)		$518,885	$871,477	$(95,486)		$775,991

(b) To properly reflect change in comprehensive income.

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

Results of Operations

As described earlier in this report in Note 2 to our consolidated financial statements, our revenue recognition was based on net reporting method for all sales revenues that do not meet the criteria for gross reporting method pursuant to ASC 605-45-45. This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45. Revenues for the 2011 periods included in this report are presented on a basis consistent with our current revenue recognition policy.

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

Our cost of revenues represents the cost of toy products we purchase and sell to our customers and are reported on a gross revenue basis. For sales revenue reported on a net revenue basis, there is no cost of revenue for those sales. Our cost of revenues were 86.5% for the second quarter of 2012 and 87.6% for the six months ended June 30, 2012 as compared to 83.2% and 82.9%, respectively, for the comparable periods in 2011. During the second quarter of 2012 and the six months ended June 30, 2012, sales attributable to BT Brunei had a gross margin of 11.6% and 11.0%, respectively, while sales attributable to BT Shantou had a gross margin of 23.6% and 23.5%, respectively.

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

For the six months ended June 30, 2012, operating expenses increased 522% over the same period in 2011. Selling expense increased by $0.2 million in the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to increased salary paid to sales personnel, and was 2.4% and 1.1%, respectively, of our revenues in the 2012 and 2011 periods. General and administrative expenses increased by 574% for the six months ended June 30, 2012 as compared to the same period in 2011. This increase was primarily due to higher salary and employee benefits due to increased labor cost in China.

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

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $1.6 million, including cash on hand of $0.7 million, as of June 30, 2012, as compared to a working capital of $0.9 million as of December 31, 2011.Our primary uses of cash have been for purchases of  toy products, including inventory, as well as selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products and working capital advances from related parties.

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

Total current assets at June 30, 2012 increased by $3.9 million from December 31, 2011. The principal contributor to this change was an increase in accounts receivable which reflects sales increases during the second quarter of 2012, together with increases in advances to suppliers and prepaid expenses and inventories, in line with our growth in sales volume. Total current liabilities increased by $3.2 million at June 30, 2012 primarily due to an increase in accounts payable and accrued expenses, resulting from increased purchases to fulfill higher sales volume in the second quarter of 2012, together with increases in due to related parties and other payables. The increase in due to related parties reflects both amounts due our Chairman and CEO and his wife for the purchase of BT Shantou together with funds advanced to us by our Chairman and CEO, as well as other related parties, for working capital purposes.

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

Based on this evaluation we concluded that as of June 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. Subsequent to this initial evaluation, we were required to restate our unaudited consolidated financial statements for the period ended June 30, 2012 as a result of errors in those financial statements as described elsewhere in this report.  These errors were caused by the previously identified material weaknesses in our internal control over financial reporting.

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