Form 10-Q/A
period 2012-09-30
Big Tree Group, Inc.
filed 2013-06-14
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Big Tree Group, Inc., formerly known as Transax International Limited, for the period ended September 30, 2012 is amending the Quarterly Report on Form 10-Q originally filed on November 13, 2012 (the “Original Report”). We are filing this Amendment No. 1 to reflect the restatement of our unaudited consolidated financial statements contained herein. As disclosed in our Current Report on Form 8-K as filed on April 8, 2013, we have determined that we incorrectly understated an obligation due to related parties and overstated additional paid -in capital at September 30, 2012 as a result of our failure to account for a related party obligation between our subsidiary Big Tree International Co., Ltd., a Brunei company ("BT Brunei"), and Mr. Lin and Ms. Zheng, our CEO and his wife, who were the prior shareholders of our subsidiary Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”). Additionally, we overstated accumulated other comprehensive income at September 30, 2012 and for the three and nine months ended September 30, 2012, we overstated comprehensive income.

Please see Note 14 - Restatement contained in the Notes to Unaudited Consolidated Financial Statements appearing later in this Form 10-Q/A – Amendment No. 1 which further describes the effect of these restatements.  In addition, we have amended the following sections of this report:

Part I.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources

This Amendment No. 1 to the Form 10-Q/A for the period ended September 30, 2012 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Amendment No. 1 to the Form 10-Q/A for the period ended September 30, 2012 to modify or update the other disclosures presented in the report as previously filed, except as set forth herein. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

iii

PART 1 – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(As Restated)	(As Restated)
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$33,915	$246,720
Accounts receivable (net of allowance of $26,718 and $26,578, respectively)	6,230,598	2,987,379
Advance to suppliers and prepaid expenses	372,220	80,978
Inventories	587,175	699
Advances to suppliers-related parties	54,083	66,597
Other receivable	558,965	266,318
Total Current Assets	7,836,956	3,648,691

NON-CURRENT ASSETS:

Property, plant and equipment, net	205,186	131,812
Intangible assets, net	11,329	13,558

Total Assets	$8,053,471	$3,794,061

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,527,413	$935,666
Advance from customers	63,376	941,750
Salaries payable	55,178	23,330
Taxes payable	4,060	2,123
Due to related parties	3,421,975	835,859
Other payable	211,888	-
Total Current Liabilities	5,283,890	2,738,728

Total Liabilities	5,283,890	2,738,728

SHAREHOLDERS' EQUITY:
Series B convertible preferred stock (No par value, 5,000,000 shares authorized, 3,362,760 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	-	-
Series C convertible preferred stock (No par value, 6,500,000 shares authorized, 6,500,000 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	-	-
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	961	961
Additional paid-in capital	-	-
Retained earnings	2,756,059	1,067,030
Accumulated other comprehensive income (loss)	12,561	(12,658)
Total Shareholders' Equity	2,769,581	1,055,333
Total Liabilities and Shareholders' Equity	$8,053,471	$3,794,061

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)
Revenues	$8,608,084	$6,835,803	$19,320,911	$11,146,095
Cost of revenues	7,325,288	5,932,644	16,711,046	9,506,542
Gross profit	1,282,796	903,159	2,609,865	1,639,553

Operating expenses:
Selling expenses	141,300	45,600	399,563	91,529
General and administrative	203,247	278,155	556,653	330,584
Total operating expenses	344,547	323,755	956,216	422,113

Operating income	938,249	579,404	1,653,649	1,217,440

Other income (expenses):
Other income	5,148	1,385	36,836	17,088
Interest (expenses) income	(172)	73	(383)	194
Total other income	4,976	1,458	36,453	17,282

Net income before income taxes	943,225	580,862	1,690,102	1,234,722

Income taxes	1,075	9,572	1,075	20,199

Net income	$942,150	$571,290	$1,689,027	$1,214,523

Comprehensive Income:

Net income	$942,150	$571,290	$1,689,027	$1,214,523

Foreign currency translation (loss) gain	(3,894)	22,116	25,219	25,471

Comprehensive income	$938,256	$593,406	$1,714,246	$1,239,994

Basic and diluted income per common share
Basic	$0.01	$-	$0.02	$-
Diluted	$0.01	$-	$0.02	$-
Basic weighted average common shares outstanding	96,078,960	-	96,078,960	-
Diluted weighted average common shares outstanding	96,078,960	-	96,078,960	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:	(As Restated)
Net income	$1,689,027	$1,214,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,785	7,804
Gain on disposition of property, plant and equipment	-	(29,036)
Changes in current assets and liabilities:
Accounts receivable	(3,232,848)	(3,783,351)
Advance to suppliers	(31,546)	192,924
Prepaid expenses and other current assets	(551,482)	(77,469)
Inventories	(587,448)	(94,097)
Accounts payable and accrued expenses	625,185	124,337
Due to related party	2,034,707	596,078
Advances to suppliers-related parties	12,887	-
Other payables	206,564	392,286
Taxes payable	1,930	21,442
Advance from customers	(884,807)	871,323
NET CASH USED IN OPERATING ACTIVITIES	(676,046)	(563,236)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of intangible assets (software)	-	(14,020)
Proceeds from disposition of property, plant and equipment	-	301,648
Purchase of property, plant and equipment	(112,351)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(112,351)	287,628

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in due to related party	551,225	384,868
NET CASH PROVIDED BY FINANCING ACTIVITIES	551,225	384,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,367	(13,895)

NET (DECREASE) INCREASE IN CASH	(212,805)	95,365

CASH - beginning of period	246,720	44,377

CASH - end of period	$33,915	$139,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$11,316	$20,199

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances to suppliers - related parties

Advances to suppliers - related parties reflect prepayments to related party suppliers for purchased toy products not yet received. As of September 30, 2012 and December 31, 2011, advances to suppliers - related parties consisted of the following:

	September 30, 2012	December 31, 2011
Universal Toys	54,083	11,944
Xin Zhongyang	-	54,653
Total	$54,083	$66,597

Due to related parties

As of September 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	September 30, 2012	December 31, 2011
	(As Restated)	(As Restated)
Due to Wei Lin	$1,256,002	$794,420
Due to Chaojun Lin	88,622	12,594
Due to Guihong Zheng	-	28,845
Due to Universal Toys	-	-
Due to Xin Zhongyang	2,031,315	-
Due to China Direct Investments, Inc.	46,036	-
Total	$3,421,975	$835,859

Mr. Wei Lin is our Chairman and Chief Executive Officer.  At September 30, 2012 and December 31, 2011, the balances due to Mr. Lin consisted of advances for working capital and funds due to Mr. Lin for the acquisition of BT Shantou. . These advances bear no interest and are payable on demand.

Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004. The balances due to Mr. Chaojun Lin consisted of advances for working capital. These advances bear no interest and are payable on demand.

Ms. Guihong Zheng is Mr. Wei Lin’s wife, and the amounts due consisted of advances for working capital. These advances bear no interest and are payable on demand.

The controlling shareholder of Universal Toys (HK) Ltd. (“Universal Toys”) , is Mr. Xiaodong Ou, brother-in-law of Mr. Wei Lin.

The controlling shareholder of Xin Zhongyang Toys Industrial Co. Ltd. (“Xing Zhongyang”), is Mr. Wein Lin and his wife. The $2.0 million due to Xin Zhongyang primarily consisted of advances for working capital. These advances bear no interest and are payable on demand.

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

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the nine months ended September 30, 2012 and 2011 were as follows:

	Net Sales		Accounts Receivable
	For nine months ended September 30		September 30,	December 31,
	2012	2011	2012	2011
Pacific Toys (HK) Ltd	-	10.0%	-	22.7%
Aowei Trade	15.1%	-	28.9%	-
Poundland Far East Ltd	7.3%	8.8%	3.4%	10.2%
Dheeraj Impex	-	-	-	13.5%
Total	25.7%	30.3%	35.2%	46.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

(ii)    Vendor Concentrations

Vendor purchase concentrations for September 30, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	For nine months ended September 30		September 30,	December 31,
	2012	2011	2012	2011
Universal Toys (HK) Ltd--(1)	4. 8%	83.3%	5.7%	-
Changtai Toys (Prosperous Toys)	47.0%	-	31.8%	24.8%
Yintai International(Win Tide)	28.5%	-	15.8%	11.9%
Jiada Toys	7.4%	-	31.5%	-
Shantou Wanshun Toys	-	-	11.2%	33.5%
Jinwei Corp Ltd.	-	-	-	21.7%
Total	87.7%	83.3%	96.0%	91.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

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

NOTE 14 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of September 30, 2012 and for the three and nine months ended September 30, 2012. On April 3, 2013, we determined that we incorrectly understated an obligation due to related parties and overstated additional paid -in capital. On July 5, 2011 BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng at the price of RMB 5,000,000, representing the capital contributed by Mr. Lin and Ms. Zheng to BT Shantou. Previously, in consolidation, we erroneously reduced amounts due to related parties in order to eliminate BT Brunei’s investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, we restated our consolidated balance sheet at September 30, 2012 to properly reflect an increase in amounts due to related party, Mr. Lin of $791,265, we reduced additional paid-in capital by $691,748, we reduced retained earnings by $5,297, and we reduced accumulated other comprehensive income by $95,486 The correction of this accounting error resulted in an increase in total liabilities of $791,265 and a reduction in shareholders’ equity of $791,265.

Additionally, for the three and nine months ended September 30, 2012, we increased (decreased) comprehensive income by $1,266 and ($94,220) on the consolidated statement of operations and comprehensive income. The restatement did not affect net income or net income per common share.

TRANSAX INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2012

Accordingly, the Company’s consolidated balance sheet at September 30, 2012 and for the three and nine months ended September 30, 2012, the consolidated statement of operation and comprehensive income (loss) has been restated herein. The effect of correcting this error in the Company’s consolidated financial statements at September 30, 2012 and for the three and nine months ended September 30, 2012 are shown in the table as follows:

Consolidated Balance Sheet data	September 30 2012
	As previously reported	Adjustments to Restate		Restated
Total Assets	$8,053,471	$-		$8,053,471

Due to related parties	2,630,710	791,265	(a)	3,421,975
Total Current Liabilities	4,492,625	791,265		5,283,890
Total Liabilities	4,492,625	791,265		5,283,890

Stockholders’ Equity:
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at September 30, 2012)	961	-		961
Additional paid-in capital	691,748	(691,748)	(a)	-
Retained earnings	2,761,356	(5,297)	(a)	2,756,059
Accumulated other comprehensive income	106,781	(94,220)	(a)	12,561
Total Stockholders’ Equity	3,560,846	(791,265)		2,769,581
Total Liabilities and Stockholders’ Equity	$8,053,471	$-		$8,053,471

(a)
To properly increase the liability to Mr. Lin and Ms. Zheng by $791,265, to reduce additional paid-in capital by $691,748, to reduce retained earnings by $5,297, and to reduce accumulated other comprehensive income by $94,220.

Consolidated Statement of operations and comprehensive income:	For the Three Months Ended September 30, 2012 (Unaudited)				For the Nine Months Ended September 30, 2012 (Unaudited)
	As previously reported	Adjustments to Restate		Restated	As previously reported	Adjustments to Restate		Restated

Net income	$942,150	$-		$942,150	$1,689,027	$-		$1,689,027
Foreign currency translation adjustment	(5,160)	1,266	(b)	(3,894)	119,439	(94,220)	(b)	25,219
Comprehensive income	$936,990	$1,266		$938,256	$1,808,466	$(94,220)		$1,714,246

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

Lastly, we are evaluating the financial and operating benefits of acquisitions which include Yunjia Fashion Clothing Co., Ltd. (?癥unjia”) and Xinzhongyang Toys Industrial Co., Ltd. (“Xinzhongyang”), both related parties. We believe that the possible acquisition of Yunjia which would include its commercial real estate property where our current offices and toy showroom is located, could provide us with additional space to permit us to expand our business services, including the addition of more showrooms and an OEM procurement center while controlling our overhead expenses.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $2.6 million, including cash on hand of approximately $34,000, as of September 30, 2012, as compared to a working capital of $0.9 million, including cash on hand of approximately $247,000 as of December 31, 2011.Our primary uses of cash have been for purchases of toy products, including inventory, as well as selling, and general and administrative expenses. Our primary sources of cash are derived from revenues from the sales of our toy products and working capital advances from related parties.

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

Total current assets at September 30, 2012 increased by $4.2 million from December 31, 2011. The principal contributor to this change was an increase in accounts receivable which reflects sales increases during the third quarter of 2012, together with increases in advances to suppliers and prepaid expenses and inventories, in line with our growth in sales volume. Total current liabilities increased by $2.5 million at September 30, 2012 primarily due to an increase in accounts payable and accrued expenses, resulting from increased purchases to fulfill higher sales volume in the third quarter of 2012, together with increases in due to related parties and other payables. The $2.6 million increase in due to related parties reflects amounts due our Chairman and CEO and his wife for the purchase of BT Shantou together with funds advanced to us by our Chairman and CEO, as well as other related parties, including $2.0 million from Xin Zhongyang Toys Industrial Co., Ltd, owned by the brother-in-law of our Chairman and CEO, for working capital purposes. The $2.0 million in advances from Xin Zhongyang bear no interest and are payable on demand.

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

Based on this evaluation we concluded that as of September 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. Subsequent to this initial evaluation, we were required to restate our unaudited consolidated financial statements for the period ended September 30, 2012 as a result of errors in those financial statements as described elsewhere in this report.  These errors were caused by the previously identified material weaknesses in our internal control over financial reporting.

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

 ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2011 Annual Report on Form 10-K as amended. There has been no material change in our risk factors from those previously discussed in the 2011 Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

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

10.59	Consulting Agreement dated as of September 12, 2012 by and between Transax International Limited and Pearl Group Advisors, Inc. ***

31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
*	Filed herewith.
**
In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q/A (Amendment No. 1) shall be deemed “furnished” and not “filed”.

***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG TREE GROUP, INC.
Date: June xx. 2013	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: June xx. 2013	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (principal financial and accounting officer)