Form 10-Q
period 2013-06-30
Big Tree Group, Inc.
filed 2013-08-14
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 10,350,192 shares of common stock are issued and outstanding as of August 14, 2013.

BIG TREE GROUP INC AND SUBSIDIARIES
FORM 10-Q
June 30, 2013

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

ii

Item 1.	Financial Statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Uanaudited)
ASSETS

CURRENT ASSETS:
Cash	$30,974	$22,167
Accounts receivable, net of allowance of $58,619 and $54,135, respectively	9,589,606	4,554,077
Inventories	1,919,869	1,327,342
Other receivables	834,835	1,202,750
Prepaid expenses	254,418	171,629
Advance to suppliers - related parties	476,745	529,148
Advance to suppliers	7,207	574,219
Total Current Assets	13,113,654	8,381,332

Security deposit - related party	58,317	57,133
Property and equipment, net	170,180	201,757
Intangible assets, net	9,241	10,592
Total Assets	$13,351,392	$8,650,814

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,651,811	$2,003,390
Loan payable	3,725,782	3,650,156
Loans payable- related party	80,000	-
Advance from customers	171,825	142,125
Salaries payable	68,134	60,578
Other payables	13,292	50,926
Taxes payable	-	65,586
Due to related parties	1,084,226	10,578
Total Current Liabilities	11,795,070	5,983,339

Loans payable- related party - long term	-	61,711
Total Liabilities	11,795,070	6,045,050

SHAREHOLDERS' EQUITY:
Preferred stock No par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.00001 par value; 100,000,000 shares authorized;10,350,192 and 10,200,179 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	104	102
Additional paid-in capital	302,399	207,900
Retained earnings	3,061,883	2,663,029
Accumulated other comprehensive income (loss)	67,633	(3,297)
Due from related party	(1,875,697)	(261,970)
Total Shareholders' Equity	1,556,322	2,605,764
Total Liabilities and Shareholders' Equity	$13,351,392	$8,650,814

See accompanying notes to unaudited consolidated financial statements.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(As Restated)		(As Restated)
Revenues	$11,863,274	$5,960,742	$19,310,975	$10,712,827
Cost of revenues	10,974,138	5,154,695	17,727,189	9,385,758
Gross profit	889,136	806,047	1,583,786	1,327,069

OPERATING EXPENSES:
Selling expenses	168,083	130,774	271,998	258,263
General and administrative	285,251	173,937	727,930	353,405
Total operating expenses	453,334	304,711	999,928	611,668

Operating income	435,802	501,336	583,858	715,401

OTHER INCOME (EXPENSES):
Other income (expenses)	(36,586)	17,499	(55,528)	31,688
Interest (expense) income, net	(65,743)	(345)	(129,476)	(211)

Total other income (expenses)	(102,329)	17,154	(185,004)	31,477

Income before income taxes	333,473	518,490	398,854	746,878
Income taxes	-	-	-	-
Net income	$333,473	$518,490	$398,854	$746,878

COMPREHENSIVE INCOME:
Net income	$333,473	$518,490	$398,854	$746,878
Foreign currency translation income	53,392	395	70,930	29,113
COMPREHENSIVE INCOME	$386,865	$518,885	$469,784	$775,991

NET INCOME PER COMMON SHARE
Basic	$0.03	$0.05	$0.04	$0.07
Diluted	$0.03	$0.05	$0.04	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,350,192	10,000,179	10,347,699	10,000,179
Diluted	10,350,192	10,000,179	10,347,699	10,000,179

See accompanying notes to unaudited consolidated financial statements.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$398,854	$746,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,606	23,022
Stock-based compensation	94,501	-
Bad debt expense	3,327	-
Changes in operating assets and liabilities:
Accounts receivable	(4,891,997)	(1,825,705)
Advance to suppliers	572,757	44,791
Advance to suppliers-related parties	62,693	67,121
Prepaid expenses and other current assets	310,242	(375,678)
Inventories	(559,022)	(1,414,875)
Accounts payable and accrued expenses	4,566,069	1,280,769
Due to related party	-	1,617,578
Other payables	(36,664)	139,568
Taxes payable	(66,234)	1,931
Advance from customers	26,472	(329,571)

Net cash provided by (used in) operating activities	520,605	(24,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,675)	(111,041)

Net cash used in investing activities	(2,675)	(111,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	1,390,844	518,497
Repayment of related parties advances	(327,593)	-
Due from related party	(1,591,210)	-
Proceeds from loans payable	18,290	-

Net cash (used in) provided by financing activities	(509,669)	518,497

Effect of exchange rate on cash	546	23,983

Net increase in cash	8,807	407,268

Cash - beginning of period	22,167	246,720

Cash - end of period	$30,974	$653,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$71,533	$11,334
Cash paid for interest	$129,968	$-

See accompanying notes to unaudited consolidated financial statements.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

Basis of presentation

  The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated unaudited financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying unaudited consolidated financial statements reflect the consolidated financial position and result of operations of the Company and our subsidiaries, BT Brunei and BT Shantou. All significant intercompany accounts and transactions have been eliminated in consolidation.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

Balance sheet:
As of June 30, 2013	RMB 6.1732 to $1.00
As of December 31, 2012	RMB 6.3011 to $1.00

Statement of operations and comprehensive income and cash flows:
Six months ended June 30, 2013	RMB 6.2395 to $1.00
Six months ended June 30, 2012	RMB 6.3027 to $1.00

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the three and six month periods ended June 30, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and the valuation of stock-based compensation.

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
June 30, 2013

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

Inventories

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. As of June 30, 2013 and December 31, 2012, there were no charges for inventory reserve provision.

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

Impairment of long-lived assets

In accordance with ASC 360, our long-lived assets, which include property and equipment, and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of June 30, 2013 and December 31, 2012.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the three months ended June 30,2013			For the three months ended June 30, 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$11,844,100	$-	$11,844,100	$5,584,344	$-	$5,584,344
Net revenues from sales reported on net basis	-	19,174	19,174	-	376,398	376,398
Total revenues	$11,844,100	$19,174	$11,863,274	$5,584,344	$376,398	$5,960,742

Revenue Recognition (1)
	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$19,247,073	$-	$19,247,073	$10,198,830	$-	$10,198,830
Net revenues from sales reported on net basis	-	63,902	63,902	-	513,997	513,997
Total revenues	$19,247,073	$63,902	$19,310,975	$10,198,830	$513,997	$10,712,827

(1)           Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the revenues generated by the sale of those toys.  Additionally, handing fees related to sales reported on a net basis are also netted with these revenues. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 10 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2013, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

For the three months ended June 30, 2013 and 2012, shipping costs are included in selling expenses and totaled $42,896 and $19,719, respectively. Shipping costs amounted to $56,068 and $36,690 for the six months ended June 30, 2013 and 2012, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations and comprehensive income. For the three months ended June 30, 2013 and 2012, advertising expense amounted to $27,326 and $44,854, respectively. For the six months ended June 30, 2013 and 2012, advertising expense amounted to $45,800 and $83,805, respectively.

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

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

Net income per share of common stock

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended June 30, 2012, both basic and diluted weighted-average number of common shares included the 3,362,749 shares of Series B convertible preferred shares issued in connection with the pre-merger transactions and the 6,500,000 shares of Series C convertible preferred shares issued in connection with the Shares Exchange Transaction as if the common shares are issued at the issuance date in connection with the pre-merger transactions and are issued at the earliest period presented or retroactively restated as a result of recapitalization since these convertible preferred shares have automatic conversion feature.  These Series B and Series C are deemed converted. As of June 30, 2013 and December 31, 2012, we did not have any common stock equivalents and potentially dilutive common shares.

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update “(ASU”) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU-2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes referred to as step acquisitions) involving a foreign entity. The amendments in ASU-2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of ASU-2013-05 to have a material effect on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which is included in ASC Topic 220 (Comprehensive Income). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

In July 2012, FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables mainly consists of export tax refund from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The statutory tax refund rate is 15% of cost of goods sold for export sales. Other receivables consist of the following:

	June 30, 2013	December 31, 2012

Tax refund receivable	$816,338	$1,189,971
Other	18,497	12,779
Total	$834,835	$1,202,750

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Estimated Life	June 30, 2013	December 31, 2012

Office equipment	5 Years	$31,515	$34,639
Vehicles	5 Years	81,575	79,920
Machinery and equipment	3 Years	174,282	170,743
		287,372	285,302
Less: accumulated depreciation		(117,192)	(83,545)
		$170,180	$201,757

For the three months ended June 30, 2013 and 2012, depreciation expenses amounted to $19,065 and $12,746, respectively. Depreciation expenses amounted to $38,053 and $21,486 for the six months ended June 30, 2013 and 2012, respectively.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011, which is amortized on a straight line basis during its useful life of 5 years. For the three months ended June 30, 2013 and 2012, amortization expenses amounted to $781 and $796, respectively.For the six months ended June 30, 2013 and 2012, amortization expenses amounted to $1,553 and $1,536, respectively.

NOTE 6 – ADVANCE FROM CUSTOMERS

Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $171,825 and $142,125 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 7 – LOAN PAYABLE

On November 2, 2012, we borrowed RMB 23,000,000 ($3,725,782 and $3,650,156 at June 30, 2013 and December 31, 2012, respectively) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and is due on November 2, 2013. If the loan is not paid by the due date, the default annual interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang International Express Supervision Center Co., Ltd., a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and by a personal guarantee of Xinna Cai, a third party. For the three months ended June 30, 2013 and 2012, interest expense related to this loan amounted to $65,346 and $0, respectively. For the six months ended June 30, 2013 and 2012, interest expense related to this loan amounted to $128,540 and $0, respectively. We intend to renew this loan on the due date and extend the due date.

NOTE 8 – RELATED PARTY TRANSACTIONS

Prepaid expenses - related party

From time to time we advance funds to related parties for business travel and expenses.  On June 30, 2013 and December 31, 2012, we advanced Guihong Zheng $1,515 and $1,484 for business expenses, respectively, which has been included in prepaid expenses on the accompanying consolidated balance sheets.

Loans payable – related party

On March 21, 2012 and May 9, 2012, we entered into promissory note agreements aggregating $80,000 with China Direct Investments, Inc.. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $60,000 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of the Company’s securities to raise capital. As of December 31, 2012, the Company received proceeds under these promissory notes of $61,711 and the remaining proceeds were received in 2013. The loans bear interest at 2% per annum. For the three months ended June 30, 2013 and 2012, interest expense related to these loans amounted to $399 and $0, respectively.For the six months ended June 30, 2013 and 2012, interest expense related to these loans amounted to $938 and $0, respectively.

Advances to suppliers – related parties

We purchase products from Universal Toys Trading (Hong Kong) Limited (“Universal Toys”) that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During the three months ended June 30, 2013 and 2012, we purchased $0.2 million and $0.3 million from Universal Toys. During the six months ended June 30, 2013 and 2012, we purchased $0.2 million and $0.8 million from Universal Toys. At June 30, 2013 and December 31, 2012, we owed Universal Toys $0 and $0, respectively.  The Company agreed to purchase various products from Universal Toys, Universal Toys fills the purchase order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers /vendors.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang Toys Industrial Co. Ltd., (“Xinzhongyang”) to produce the Big Tree Magic Puzzle (3D). Mr. Lin, our Chief Executive Officer and Ms. Guihong Zheng, his wife own Xinzhongyang. During the three months ended June 30, 2013 and 2012, we purchased approximately $197,000 and $80,000 from Xinzhongyang, respectively. During the six months ended June 30, 2013 and 2012, we purchased approximately $200,000 and $113,000 from Xinzhongyang, respectively.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

Advances to suppliers – related parties reflect prepayments to the above related party suppliers for purchases of toy products not yet received. As of June 30, 2013 and December 31, 2012, advances to suppliers – related parties consisted of the following:

	June 30, 2013	December 31, 2012
Advances to supplier - Universal Toys	$138,743	$64,943
Advances to supplier - Xinzhongyang	338,002	464,205
Total	$476,745	$529,148

Due from related party

From time to time, BT Shantou receives advances from and makes advances to Xinzhongyang, for working capital purposes. At times the total payment the Company repaid to Xinzhingyang exceeds the total balance due to Xinzhongyang.  Xinzhongyang is under the common control of Mr. Lin and his wife. At June 30, 2013 and December 31, 2012, amounts due from related party amounted to $1,875,697 and $261,970, respectively. The Company accounted for and presented the advances due from related party as a reduction of stockholders’ equity in accordance with the guidance of ASC 505-10-45. It is possible that these working capital advances by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Xinzhongyang will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results. For the six months ended June 30, 2013, due from related party activity consisted of the following:

Balance, December 31, 2012	$261,970
Working capital advances to Xinzhongyang	2,791,474
Repayments made by Xinzhongyang	(1,200,264)
Effect of foreign currency exchange	22,517
Balance, June 30, 2013	$1,875,697

Due to related parties

From time to time we received advances from related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the six months ended June 30, 2013, due to related party activities consisted of the following:

	Wei Lin (1)	China Direct Investments, Inc. (2)	Total
Balance, December 31, 2012	$-	$10,578	$10,578
Working capital advances	1,259,715	95,129	1,354,844
Repayments	(327,593)	-	(327,593)
Effect of foreign currency exchange	46,397	-	46,397
Balance, June 30, 2013	$978,519	$105,707	$1,084,226

(1)	Mr. Wei Lin is our chief executive officer and Chairman of the Board. At June 30, 2013, balances due to Mr. Lin primarily consisted of advances for working capital.
(2)
China Direct Investments, Inc. is a principal shareholder of the Company. The balance on June 30, 2013 consisted of amounts due to China Direct Investments, Inc. for advances to the Company to pay certain legal and accounting fees. These advances bear no interest and are payable on demand.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

Operating lease– related party

BT Shantou leases its principal executive offices and our first toy showroom for RMB 72,000 per annum from Yunjia, a company owned by Mr. Lin and his wife, Guihong Zheng. During the three months ended June 30, 2013 and 2012, we paid Yunjia RMB18,000 and RMB 18,000 (approximately $2,868 and $2,858), respectively, in rent expense. During the six months ended June 30, 2013 and 2012, we paid Yunjia RMB 36,000 and RMB 36,000 (approximately $5,770 and $5,712), respectively, in rent expense. The lease expires on December 31, 2021.

Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $228,571). The lease of the showroom expires on December 31, 2017.  In connection with this lease, we paid a security deposit to Shantou Youbang of RMB 360,000 ($58,317 and $57,133 at June 30, 2013 and December 31, 2012, respectively) which is reflected as a security deposit – related party on the accompanying consolidated balance sheets. During the three months ended June 30, 2013 and 2012, rent expense amounted to $58,041 and $0, respectively. During the six months ended June 30, 2013 and 2012, rent expense for the Shantou Youbang showroom amounted to $115,394 and $0, respectively.

NOTE 9 - OTHER PAYABLE

On June 30, 2013, other payable of $13,292 consisted of accrued consulting fee. On December 31, 2012, other payable of $50,926 consisted of accrued shipping and inspection fees.

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012, were as follows:

	Net Sales		Accounts Receivable
	For six months ended June 30,		June 30,	December 31,
	2013	2012	2013	2012
Always Trading International Limited	21.9%	13.4%	14.7%	56.4%
Poundland Far East Ltd	10.8%	11.0%	6.1%	-
Total	32.7%	24.4%	20.8%	56.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition

(ii)    Vendor Concentrations

Vendor purchase concentrations for the six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012, were as follows:

	Net Purchases		Accounts Payable
	For six months ended June 30,		June 30,	December 31,
	2013	2012	2013	2012
Universal Toys (HK) Ltd (1)	1.2%	4.6%	-	-
Jiada Toys	10.1%	7.6%	15.0%	35.1%
Changtai Toys (Prosperous Toys)	45.8%	45.5%	34.5%	-
Yintai International (Win Tide)	29.4%	29.8%	32.3%	-
Guangdong Chenghai Xiongcheng Plastic Toys	2.5%	-	6.2%	19.8%
Total	89.0%	87.5%	88.0%	54.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

    At June 30, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2013		December 31, 2012
PRC	$4,373	14.1%	$11,001	49.6%
United States	-	-	379	1.7%
Hong Kong	26,601	85.9%	10,787	48.7%
Total cash and cash equivalents	$30,974	100.0%	$22,167	100.0%

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

 NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, no par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2013 and December 31, 2012, there were no shares issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock; $0.00001 par value.  As of June 30, 2013 and December 31, 2012, there were 10,350,192 and 10,200,179 shares of common stock issued and outstanding, respectively.

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

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

Future minimum rental payments required under third party and related parties operating leases are as follows:

12 months period ending June 30:	Third Party	Related Parties (See Note 8)	Total
2014	$12,713	$244,930	$257,643
2015	8,475	244,930	253,405
2016	-	244,930	244,930
2017	-	244,930	244,930
2018	-	128,297	128,297
Thereafter	-	40,822	40,822
Total	$21,188	$1,148,839	$1,170,027

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

NOTE 13 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of June 30, 2012 and for the three and six months ended June 30, 2012. On April 3, 2013, we determined that we incorrectly understated an obligation due to related parties and overstated additional paid -in capital. On July 5, 2011 BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng at the price of RMB 5,000,000, representing the original capital contributed by Mr. Lin and Ms. Zheng in BT Shantou. Previously, in consolidation, we erroneously reduced amounts due to related parties in order to eliminate BT Brunei’s investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, we restated our consolidated balance sheet at June 30, 2012 to properly reflect an increase in amounts due to related party, Mr. Lin of $792,531, we reduced additional paid-in capital by $691,748, we reduced retained earnings by $5,297, and we reduced accumulated other comprehensive income by $95,486. The correction of this accounting error resulted in an increase in total liabilities of $792,531 and a reduction in shareholders’ equity of $792,531.

Additionally, for the three and six months ended June 30, 2012, we reduced comprehensive income by $414 and $95,486 on the consolidated statement of operations and comprehensive income, respectively. The restatement did not affect net income or net income per common share.

Accordingly, the Company’s consolidated balance sheet at June 30, 2012 and the consolidated statement of operations and comprehensive income for the three and six months then ended have been restated herein. The effect of correcting this error in the Company’s consolidated financial statements at June 30, 2012 and for the three and six months ended June 30, 2012 are shown in the table as follows:

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

Consolidated Statement of operations and comprehensive income:	For the Three Months Ended June 30, 2012 (Unaudited)				For the Six Months Ended June 30, 2012 (Unaudited)
	As previously reported	Adjustments to Restate		Restated	As previously reported	Adjustments to Restate		Restated

Net income	$518,490	$-		$518,490	$746,878	$-		$746,878
Foreign currency translation adjustment	809	(414)	(b)	395	124,599	(95,486)	(b)	29,113
Comprehensive income	$519,299	$(414)		$518,885	$871,477	$(95,486)		$775,991

(b) To properly reflect change in comprehensive income.

NOTE 14 - SUBSEQUENT EVENTS

        Since June 30, 2013, the Company received repayments of advances made to Xinzhongyang of RMB 4,135,000 (approximately $669,830) (See Note 8).

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and footnotes for the three and six months ended June 30, 2013 and 2012.

Overview

Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products. We conduct these operations through both BT Brunei, which focuses on export sales, and BT Shantou, which concentrates on PRC domestic sales. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. We do not manufacture any products. We source a wide variety of 300,000 toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers.

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. In 2013, we opened our toy experience center and a second showroom which is being used to provide our customers and potential customers the opportunity to see all the toys we offer with a one-stop shop experience.

We are dependent upon certain customers and suppliers.  During the six months ended June 30, 2013, two customers represented 32.7% of total revenues. During the six months ended June 30, 2013, five of our suppliers accounted for 88.7% of our toy purchases. During the first six months of 2012, one major customer represented approximately 11.0% of our total revenues. During the first six months of 2012, four of our suppliers accounted for 87.5% of our toy purchases.

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

Lastly, we continue to evaluate the financial and operating benefits of acquisitions of Yunjia and/or Xinzhongyang, related parties.  If we should determine to proceed with the acquisition of Yunjia or Xinzhongyang, or both, of which there is no assurance, it is likely that we would acquire these companies for equity in our company which will be dilutive to our existing shareholders.  We are not a party to any agreements at this time for an acquisition of either Yunjia or Xinzhongyang and we may determine that neither acquisition would provide a financial or operating benefit to our company.

Results of Operations

Revenues

Our consolidated revenues for the second quarter of 2013 amounted to $11.9 million, an increase of $5.9 million over the same period in 2012. Our consolidated revenues for the first six months of 2013 amounted to $19.3 million, an increase of $8.6 million over the same period in 2012.

For the three and six months ended June 30, 2013, BT Shantou’s revenues increase by approximately $2.2 million and $3.5 million respectively. This increase was primarily due to an increase in sales to one customer, Always Trading International Limited (“Always”) which we accounted for on a gross basis as a principal. For the six months ended June 30, 2013 and 2012, sales to Always accounted for 21.9% and 13.4% of total sales, respectively. Pursuant to our revenue recognition policy, in the 2013 periods, we recorded less sales on a net basis as an agent as compared to the comparable periods in 2012.  Our revenue accounted for on a net basis as an agent decreased during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 mainly due to the nature of the sales transactions completed in the comparative periods. The increase in Brunei’s revenue for the three and six months ended June 30, 2013 as compared to the comparable periods of 2012 was primarily due to the recent opening of our new toy show room.

Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. BT Brunei is organized in the State of Brunei Darussalam which is a non-taxable jurisdiction. Net income from BT Brunei are not subject to income taxes as compared to sales revenues from BT Shantou which are subject to a PRC tax rate of 25%. These operational costs savings have permitted the Company to leverage its export sales contacts to significantly expand the Company’s export sales in 2012 and in the first half of 2013 by permitting us to be more price competitive. Our revenues during the six months ended June 30, 2013 were generated from exports of toys, and accordingly, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to increase in the rest of 2013 over 2012 as we continue to expand our export sales efforts.

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the three months ended June 30, 2013			For the three months ended June 30, 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$11,844,100	$-	$11,844,100	$5,584,344	$-	$5,584,344
Net Revenues from sales reported on net basis	-	19,174	19,174	-	376,398	376,398
Total Revenues	$11,844,100	$19,174	$11,863,274	$5,584,344	$376,398	$5,960,742

Revenue Recognition (1)
	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$19,247,073	$-	$19,247,073	$10,198,830	$-	$10,198,830
Net Revenues from sales reported on net basis	-	63,902	63,902	-	513,997	513,997
Total Revenues	$19,247,073	$63,902	$19,310,975	$10,198,830	$513,997	$10,712,827

(1) Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the revenues generated by the sale of those toys. Additionally, handing fees related to sales reported on a net basis are also netted with these revenues. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 10 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;
Additionally, handing fees related to sales reported on a net basis are also netted with these revenues.

If we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy, we record revenues on a net basis (revenues less cost of revenues and handling fees).

Cost of Revenues

Cost of revenues includes the cost of purchases of product and product handling fees which amounts to approximately three percent of the purchase amount on revenues recorded on a gross basis pursuant to our revenue recognition policy. Cost of revenues was $11.0 million for the second quarter of 2013, an increase of $5.8 million over the same period of 2012, while cost of revenues as a percentage of revenues increased to 92.5% in the second quarter of 2013 from 86.5% in the same period of 2012. Cost of revenues was $17.7 million for the first six months of 2013, an increase of $8.3 million over the same period of 2012, while cost of revenues as a percentage of revenues increased to 91.8% in the first six months of 2013 from 87.6% in the same period of 2012. The amount of cost of revenues and cost of revenues as a percentage of revenues fluctuates depending on our revenue recognition policy. For example, if we record more revenue on a gross basis, cost of revenues will increase and cost of revenues as a percentage of revenues will increase. Conversely, if we record less revenue on a gross basis, cost of revenues will decrease and cost of revenues as a percentage of revenues will decrease.

Gross Profit

Our gross profit was $0.9 million for the second quarter of 2013, an increase of $0.1 million over the same period of 2012. Our consolidated gross margin was 7.5% for the second quarter of 2013 as compared to 13.5% for the same period in 2012. Our gross profit was $1.6 million for the six months of 2013, an increase of $0.3 million over the same period of 2012. Our consolidated gross margin was 8.2% for the six months of 2013 as compared to 12.4% for the same period in 2012. We continue our 2012 strategy to lower the gross margins on our international sales to gain a higher market share. As previously discussed above, revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Operating Expenses

Operating expenses, comprised of selling and general and administrative expenses, amounted to $453,000 for the second quarter of 2013, an increase of $149,000 as compared to the same period in 2012. Selling expense increased by $37,309 in the second quarter of 2013 as compared to the same period in 2012 primarily due to an increase in shipping expense of $23,200 and an increase in salary expense of $12,000. General and administrative expenses increased by $111,000 in the second quarter of 2013 as compared to the same period in 2012. This increase was primarily due to $37,700 increase in salary expense and a $60,000 increase in rent expense – related party associated with the lease of our new showroom. We expect operating expenses to continue to increase in 2013, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Operating expenses amounted to $1.0 million for the six months of 2013, an increase of $0.4 million over the same period in 2012. Selling expense increased by $13,735 in the six months of 2013 as compared to the same period in 2012 primarily due to an increase in salary expense. General and administrative expenses increased by approximately $375,000 in the six months of 2013 as compared to the same period in 2012. This increase was primarily due to an increase in salary of $69,000, a $115,000 increase in rent expense – related party associated with the lease of our new showroom, and the recording of stock-based consulting fees of $94,500 for business development services. We expect operating expenses to continue to increase in 2013, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Other Income (Expenses)

For the three and six months of 2013, other expenses amounted to $102,329 and $185,004 as compared to other income of $17,154 and $31,477 for the same period of 2012. During the three and six months ended June 30, 2013, we incurred interest expense of approximately $65,700 and $129,500 related primarily to our bank loan. We did not incur such interest expense during the same period of 2012. Additionally, we incurred exchange loss of $58,000 and $74,000 during the three and six months ended June 30, 2013. We also incurred other income of $24,000 during the three and six months ended June 30, 2013.

Net Income

As a results of the discussion above, our net income for the second quarter of 2013 and 2012 amounted to $333,473, or $0.03 per common share (basic and diluted) and $518,490, or $0.05 per common share (basic and diluted), respectively. Our net income for the six months ended June 30, 2013 and 2012 amounted to $398,854, or $0.04 per common share (basic and diluted) and $746,878, or $0.07 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $1.3 million as of June 30, 2013, as compared to $2.4 million as of December 31, 2012. Our primary uses of cash have been for purchases of toy products, for working capital needs and for advances made to related parties. Our primary sources of cash are derived from revenues from the sales of our toy products, from bank loans and from advances from related parties.

At June 30, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2013		December 31, 2012
PRC	$4,373	14.1%	$11,001	49.6%
United States	-	-	379	1.7%
Hong Kong	26,601	85.9%	10,787	48.7%
Total cash and cash equivalents	$30,974	100.0%	$22,167	100.0%

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

Total current assets at June 30, 2013 increased by $4.7 million from December 31, 2012. The principal contributor to this change was a $5.0 million increase in accounts receivable and an increase in inventories of $0.6 million offset by a $0.6 million decrease in advance to suppliers-non-related parties. Total current liabilities at June 30, 2013 increased by $5.8 million as compared to December 31, 2012 primarily due to a $4.7 million increase in accounts payable and accrued expenses, which was a result of increased purchases to fulfill higher sales volume in the first six months of 2013, together with $1.0 million increase in due to related parties. The increase in due to related parties reflects funds advanced to us by our Chairman and CEO, as well as other related parties, for working capital.

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

In 2012, we entered into two-year promissory note agreements with China Direct Investments, Inc., respectively, for an aggregate loan amount of $80,000. The proceeds of the loans were used for working capital purposes. As of December 31, 2012, we received proceeds under these promissory notes of $61,711 and the remaining proceeds were received in 2013. The loan amounts of $20,000 and $60,000 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of our securities to raise capital. The loans bear interest at 2% per annum.

On November 2, 2012, we borrowed RMB 23,000,000 ($3,725,782 at June 30, 2013) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch.  We used the proceeds of this loan for working capital purposes, including the purchase of toy products. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and is due on November 2, 2013. If the loan is not paid by the due date, the default interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang, a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and personally guaranteed by Xinna Cai, a third party. We intend to renew this loan on the due date and extend the due date.

From time to time we received advances from related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the six months ended June 30, 2013, due to related party activities consisted of the following:

	Wei Lin	China Direct Investments, Inc.	Total
Balance, December 31, 2012	$-	$10,578	$10,578
Working capital advances	1,259,715	95,129	1,354,844
Repayments	(327,593)	-	(327,593)
Effect of foreign currency exchange	46,397	-	46,397
Balance, June 30, 2013	$978,519	$105,707	$1,084,226

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

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $0.5 million for the first six months of 2013, as compared to net cash used in operating activities of $24,171 for the same period of 2012. For the first six months of 2013, cash flows provided by operating activities was primarily attributable to our net income of $398,854 adjusted for the add back of non-cash items such as depreciation and amortization of $39,606, stock-based compensation of $94,501 and bad debt expense of $3,327 and changes in operating assets and liabilities such as a decrease in advances to suppliers of approximately $0.6 million and an increase in accounts payable and accrued expenses of approximately $4.6 million, which offset by an increase in accounts receivable and an increase in prepaid expenses and other current assets of approximately $4.9 million and $0.3 million, respectively. For the first six months of 2012, net cash used in operating activities was primarily attributable to an increase of approximately $1.8 million in accounts receivable from higher sales and approximately $1.4 million used for inventory to fulfill higher customer demand, partially offset by an increase of approximately $1.6 million in due to related party from trading activities and an increase of approximately $1.3 million in account payable and accrued expenses for higher toy purchases.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $2,675 for the first six months of 2013 as a result of the purchase of property and equipment compared with $0.1 million for the first six months of 2012.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities was approximately $0.5 million for the first six months of 2013, due to an increase in the amount of advances made to a related party of approximately $1.6 million offset by net proceeds we received from a related party advances of approximately $1.4 million and the repayment of related party advances of approximately $0.3 million. For the first six months of 2012, we received proceeds from advances from a related party of $0.5 million.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2013 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations (dollars in thousands) :	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Loans payable	$3,800	$3,800	$-	$-	$-

Total	$3,800	$3,800	$-	$-	$-

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

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the three and six month periods ended June 30, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and the valuation of stock-based compensation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013.

Based on this evaluation we concluded that as of June 30, 2013 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIG TREE GROUP, INC.
Date: August 14, 2013	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: August 14, 2013	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer, principal financial and accounting officer