Form 10-Q
period 2013-09-30
Big Tree Group, Inc.
filed 2013-11-20
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-27845

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 10,350,192 shares of common stock are issued and outstanding as of November 14, 2013.

BIG TREE GROUP INC AND SUBSIDIARIES
FORM 10-Q
September 30, 2013

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

Item 1. Financial Statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Uanaudited)
ASSETS

CURRENT ASSETS:
Cash	$126,069	$22,167
Accounts receivable, net of allowance of $79,780 and $54,135, respectively	7,975,834	4,554,077
Inventories	2,484,452	1,327,342
Other receivables	921,457	1,202,750
Prepaid expenses	368,274	171,629
Advances to suppliers - related parties	535,630	529,148
Advances to suppliers	114,784	574,219

Total Current Assets	12,526,500	8,381,332

Security deposit - related party	58,666	57,133
Property and equipment, net	156,339	201,757
Intangible assets, net	8,507	10,592

Total Assets	$12,750,012	$8,650,814

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,707,101	$2,003,390
Loans payable	3,748,126	3,650,156
Loans payable- related party	80,000	-
Advances from customers	877,207	142,125
Salaries payable	71,872	60,578
Other payables	9,112	50,926
Taxes payable	5,218	65,586
Due to related parties	636,564	10,578

Total Current Liabilities	10,135,200	5,983,339

Loans payable- related party - long term	-	61,711

Total Liabilities	10,135,200	6,045,050

SHAREHOLDERS' EQUITY:
Preferred stock No par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.00001 par value; 100,000,000 shares authorized;
10,350,192 and 10,200,179 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	104	102
Additional paid-in capital	302,399	207,900
Retained earnings	3,653,677	2,663,029
Accumulated other comprehensive income (loss)	95,477	(3,297)
Due from related party	(1,436,845)	(261,970)

Total Shareholders' Equity	2,614,812	2,605,764

Total Liabilities and Shareholders' Equity	$12,750,012	$8,650,814

See accompanying notes to unaudited consolidated financial statements.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(As Restated)		(As Restated)

Revenues	$16,392,299	$8,608,084	$35,703,274	$19,320,911

Cost of revenues	15,219,505	7,325,288	32,946,694	16,711,046

Gross profit	1,172,794	1,282,796	2,756,580	2,609,865

OPERATING EXPENSES:
Selling expenses	144,723	141,300	416,721	399,563
General and administrative	325,962	203,247	1,053,892	556,653

Total operating expenses	470,685	344,547	1,470,613	956,216

Operating income	702,109	938,249	1,285,967	1,653,649

OTHER INCOME (EXPENSES):
Other income (expenses)	(44,147)	5,148	(99,675)	36,836
Interest expense, net	(66,168)	(172)	(195,644)	(383)

Total other income (expenses)	(110,315)	4,976	(295,319)	36,453

Income before income taxes	591,794	943,225	990,648	1,690,102

Income taxes	-	(1,075)	-	(1,075)

Net income	$591,794	$942,150	$990,648	$1,689,027

COMPREHENSIVE INCOME:
Net income	$591,794	$942,150	$990,648	$1,689,027

Foreign currency translation income	27,844	(3,894)	98,774	25,219

COMPREHENSIVE INCOME	$619,638	$938,256	$1,089,422	$1,714,246

NET INCOME PER COMMON SHARE
Basic	$0.06	$0.09	$0.11	$0.17
Diluted	$0.06	$0.09	$0.11	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,350,192	10,000,179	10,348,539	10,000,179
Diluted	10,350,192	10,000,179	10,348,539	10,000,179

See accompanying notes to unaudited consolidated financial statements.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$990,648	$1,689,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	59,629	41,785
Stock-based compensation	94,501	-
Bad debt expense	23,893	-
Changes in operating assets and liabilities:
Accounts receivable	(3,282,635)	(3,232,848)
Advances to suppliers	468,977	(31,546)
Advances to suppliers-related parties	7,625	12,887
Prepaid expenses and other current assets	120,016	(551,482)
Inventories	(1,107,622)	(587,448)
Accounts payable and accrued expenses	2,630,331	625,185
Due to related party	-	2,034,707
Other payables	(40,626)	206,564
Taxes payable	(61,361)	1,930
Advances from customers	722,229	(884,807)

Net cash provided by (used in) operating activities	625,605	(676,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,085)	(112,351)

Net cash used in investing activities	(7,085)	(112,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	1,626,709	551,225
Repayment of related parties advances	(1,008,076)	-
Proceeds from repayments of amounts due from related party	2,168,616	-
Advances made to related party	(3,322,024)	-
Proceeds from loans payable – related party	18,290	-

Net cash (used in) provided by financing activities	(516,485)	551,225

Effect of exchange rate on cash	1,867	24,367

Net increase (decrease) in cash	103,902	(212,805)

Cash - beginning of period	22,167	246,720

Cash - end of period	$126,069	$33,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$71,962	$11,316
Cash paid for interest	$196,839	$-

See accompanying notes to unaudited consolidated financial statements.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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

Basis of presentation

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated unaudited financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying unaudited consolidated financial statements reflect the consolidated financial position and result of operations of the Company and our subsidiaries, BT Brunei and BT Shantou. All significant intercompany accounts and transactions have been eliminated in consolidation.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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

Balance sheet:
As of September 30, 2013	RMB 6.1364 to $1.00
As of December 31, 2012	RMB 6.3011 to $1.00

Statement of operations and comprehensive income and cash flows:
Nine months ended September 30, 2013	RMB 6.2132 to $1.00
Nine months ended September 30, 2012	RMB 6.3085 to $1.00

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the three and nine month periods ended September 30, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and the valuation of stock-based compensation.

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
September 30, 2013

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

Inventories

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. As of September 30, 2013 and December 31, 2012, there were no inventory reserve provision.

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

Impairment of long-lived assets

In accordance with ASC 360, our long-lived assets, which include property and equipment, and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of September 30, 2013 and December 31, 2012.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the three months ended September 30, 2013			For the three months ended September 30, 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$16,344,921	$-	$16,344,921	$8,013,313	$-	$8,013,313
Net revenues from sales reported on net basis	-	47,378	47,378	-	594,771	594,771
Total revenues	$16,344,921	$47,378	$16,392,299	$8,013,313	$594,771	$8,608,084

Revenue Recognition (1)
	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$35,591,995	$-	$35,591,995	$18,212,143	$-	$18,212,143
Net revenues from sales reported on net basis	-	111,279	111,279	-	1,108,768	1,108,768
Total revenues	$35,591,995	$111,279	$35,703,274	$18,212,143	$1,108,768	$19,320,911

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
September 30, 2013

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

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2013, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

For the three months ended September 30, 2013 and 2012, shipping costs are included in selling expenses and totaled $17,211 and $15,081, respectively. Shipping costs amounted to $73,278 and $51,771 for the nine months ended September 30, 2013 and 2012, respectively.

Advertising expense

Advertising expense is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations and comprehensive income. For the three months ended September 30, 2013 and 2012, advertising expense amounted to $20,410 and $20,965, respectively. For the nine months ended September 30, 2013 and 2012, advertising expense amounted to $66,210 and $104,770, respectively.

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

Net income per share of common stock

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended September 30, 2012, both basic and diluted weighted-average number of common shares included the 3,362,749 shares of Series B convertible preferred shares issued in connection with the pre-merger transactions and the 6,500,000 shares of Series C convertible preferred shares issued in connection with the Shares Exchange Transaction as if the common shares are issued at the issuance date in connection with the pre-merger transactions and are issued at the earliest period presented or retroactively restated as a result of recapitalization since these convertible preferred shares have automatic conversion feature.  These Series B and Series C are deemed converted. As of September 30, 2013 and December 31, 2012, we did not have any common stock equivalents and potentially dilutive common shares.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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
September 30, 2013

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

NOTE 3 – OTHER RECEIVABLES

Other receivables mainly consists of export tax refund from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The statutory tax refund rate is 15% of cost of goods sold for export sales. Other receivables consist of the following:

	September 30, 2013	December 31, 2012

Tax refund receivable	$831,480	$1,189,971
Other	89,977	12,779
Total	$921,457	$1,202,750

NOTE 4 – PROPERTY AND EQUIPMENT

At September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Estimated Life	September 30, 2013	December 31, 2012

Office equipment	5 Years	$36,300	$34,639
Vehicles	5 Years	82,065	79,920
Machinery and equipment	3 Years	175,326	170,743
		293,691	285,302
Less: accumulated depreciation		(137,352)	(83,545)
		$156,339	$201,757

For the three months ended September 30, 2013 and 2012, depreciation expenses amounted to $19,236 and $17,995, respectively. Depreciation expenses amounted to $57,289 and $39,481 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011, which is amortized on a straight line basis during its useful life of 5 years. For the three months ended September 30, 2013 and 2012, amortization expenses amounted to $787 and $768, respectively. For the nine months ended September 30, 2013 and 2012, amortization expenses amounted to $2,340 and $2,304, respectively.

NOTE 6 – ADVANCE FROM CUSTOMERS

Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $479,678 and $142,125 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 7 – LOAN PAYABLE

On November 2, 2012, we borrowed RMB 23,000,000 ($3,748,126 and $3,650,156) at September 30, 2013 and December 31, 2012, respectively) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and was due on November 2, 2013. The Company is currently negotiating with Guangfu Bank to extend the due date of the loan. Since the loan was not paid by the due date, the default annual interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang International Express Supervision Center Co., Ltd., a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and by a personal guarantee of Xinna Cai, a third party. For the three months ended September 30, 2013 and 2012, interest expense related to this loan amounted to $65,866 and $0, respectively. For the nine months ended September 30, 2013 and 2012, interest expense related to this loan amounted to $194,406 and $0, respectively.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

Prepaid expenses - related party

From time to time we advance funds to related parties for business travel and expenses.  On September 30, 2013 and December 31, 2012, we advances to related parties in prepaid expenses on the accompanying consolidated balance sheets of $0 and $1,484 which consisted of advances for business expenses to Guihong Zheng, respectively.

Loans payable – related party

On March 21, 2012 and May 9, 2012, we entered into promissory note agreements aggregating $80,000 with China Direct Investments, Inc.. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $60,000 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of the Company’s securities to raise capital. As of December 31, 2012, the Company received proceeds under these promissory notes of $61,711 and the remaining proceeds were received in 2013. The loans bear interest at 2% per annum. For the three months ended September 30, 2013 and 2012, interest expense related to these loans amounted to $403 and $0, respectively. For the nine months ended September 30, 2013 and 2012, interest expense related to these loans amounted to $1,341 and $0, respectively.

Advances to suppliers – related parties

We purchase products from Universal Toys Trading (Hong Kong) Limited (“Universal Toys”) that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During the three months ended September 30, 2013 and 2012, we purchased $0.2 million and $0.6 million from Universal Toys. During the nine months ended September 30, 2013 and 2012, we purchased $0.2 million and $1.4 million from Universal Toys. At September 30, 2013 and December 31, 2012, we owed Universal Toys $0 and $0, respectively.  The Company agreed to purchase various products from Universal Toys, Universal Toys fills the purchase order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers /vendors.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang Toys Industrial Co. Ltd., (“Xinzhongyang”) to produce the Big Tree Magic Puzzle (3D). Mr. Lin, our Chief Executive Officer and Ms. Guihong Zheng, his wife own Xinzhongyang. During the three months ended September 30, 2013 and 2012, we purchased approximately $276,000 and $32,000 from Xinzhongyang, respectively. During the nine months ended September 30, 2013 and 2012, we purchased approximately $476,000 and $145,000 from Xinzhongyang, respectively.

Advances to suppliers – related parties reflect prepayments to the above related party suppliers for purchases of toy products not yet received. As of September 30, 2013 and December 31, 2012, advances to suppliers – related parties consisted of the following:

	September 30, 2013	December 31, 2012
Advances to supplier - Universal Toys	$150,284	$64,943
Advances to supplier - Xinzhongyang	385,346	464,205
Total	$535,630	$529,148

Due from related party

From time to time, BT Shantou receives advances from and makes advances to Xinzhongyang, for working capital purposes. At times the total payment the Company repaid to Xinzhingyang exceeds the total balance due to Xinzhongyang.  Xinzhongyang is under the common control of Mr. Lin and his wife. At September 30, 2013 and December 31, 2012, amounts due from related party amounted to $1,436,845 and $261,970, respectively. The Company accounted for and presented the advances due from related party as a reduction of stockholders’ equity in accordance with the guidance of ASC 505-10-45. It is possible that these working capital advances by the Company to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, the Company has not made a determination as of the date hereof if the advances resulted in a violation of that provision. The Company expects that the working capital advances made by the Company to Xinzhongyang will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results. For the nine months ended September 30, 2013, due from related party activity consisted of the following:

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

Balance, December 31, 2012	$261,970
Working capital advances to Xinzhongyang	3,322,024
Repayments made by Xinzhongyang	(2,168,616)
Effect of foreign currency exchange	21,467
Balance, September 30, 2013	$1,436,845

Due to related parties

From time to time we received advances from related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the nine months ended September 30, 2013, due to related party activities consisted of the following:

	Wei Lin (1)	China Direct Investments, Inc. (2)	Total
Balance, December 31, 2012	$-	$10,578	$10,578
Working capital advances	1,595,631	31,078	1,626,709
Repayments	(1,008,076)	-	(1,008,076)
Effect of foreign currency exchange	7,353	-	7,353
Balance, September 30, 2013	$594,908	$41,656	$636,564

(1)	Mr. Wei Lin is our chief executive officer and Chairman of the Board. At September 30, 2013, balances due to Mr. Lin primarily consisted of advances for working capital.
(2)
China Direct Investments, Inc. is a principal shareholder of the Company. The balance on September 30, 2013 consisted of amounts due to China Direct Investments, Inc. for advances to the Company to pay certain legal and accounting fees. These advances bear no interest and are payable on demand.

Operating lease– related party

BT Shantou leases its principal executive offices and our first toy showroom for RMB 72,000 per annum from Yunjia, a company owned by Mr. Lin and his wife, Guihong Zheng. During the three months ended September 30, 2013 and 2012, we paid Yunjia RMB18,000 and RMB 18,000 (approximately $2,921 and $2,848), respectively, in rent expense. During the nine months ended September 30, 2013 and 2012, we paid Yunjia RMB 36,000 and RMB 36,000 (approximately $5,794 and $5,707), respectively, in rent expense. The lease expires on December 31, 2021.

Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $231,765). The lease of the showroom expires on December 31, 2017.  In connection with this lease, we paid a security deposit to Shantou Youbang of RMB 360,000 ($58,666 and $57,133 at September 30, 2013 and December 31, 2012, respectively) which is reflected as a security deposit – related party on the accompanying consolidated balance sheets. During the three months ended September 30, 2013 and 2012, rent expense amounted to $58,429 and $0, respectively. During the nine months ended September 30, 2013 and 2012, rent expense for the Shantou Youbang showroom amounted to $173,823 and $0, respectively.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

NOTE 9 –  OTHER PAYABLE

On September 30, 2013, other payable of $9,112 consisted of accrued consulting fee. On December 31, 2012, other payable of $50,926 consisted of accrued shipping and inspection fees.

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)           Customer concentrations

Customer concentrations for the nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012, were as follows:

	Net Sales		Accounts Receivable
	For nine months ended September 30,		September 30,	December 31,
	2013	2012	2013	2012
Always Trading International Limited	20.0%	15.1%	2.1%	56.4%
Fyftoys	7.7%	-	6.4%	-
Poundland Far East Ltd	3.8%	7.3%	4.3%	-
Total	31.5%	22.4%	12.8%	56.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition

(ii)          Vendor concentrations

Vendor purchase concentrations for the nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012, were as follows:

	Net Purchases		Accounts Payable
	For nine months ended September 30,		September 30,	December 31,
	2013	2012	2013	2012
Universal Toys (HK) Ltd (1)	0.6%	4.8%	-	-
Jiada Toys	7.7%	7.4%	23.5%	35.1%
Changtai Toys (Prosperous Toys)	46.2%	47.0%	33.6%	-
Yintai International (Win Tide)	30.0%	28.5%	31.0%	-
Guangdong Chenghai Xiongcheng Plastic Toys	2.6%	-	2.9%	19.8%
Total	87.1%	87.7%	91.0%	54.9%

(1)	Universal Toys is a related party, whose sole shareholder is Mr. Xiaodong Ou, the brother-in-law of Mr. Wei Lin, our Chairman and CEO. See Note 8 – Related Party Transactions.

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

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

    At September 30, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2013		December 31, 2012
PRC	$108,976	86.4%	$11,001	49.6%
United States	12	-	379	1.7%
Hong Kong	17,081	13.6%	10,787	48.7%
Total cash and cash equivalents	$126,069	100.0%	$22,167	100.0%

(iv)          Foreign currency risk

The Company cannot guarantee that the current exchange rate will not fluctuate. There is always the possibility that we could post the same amount of profit for two comparable periods, and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

NOTE 11 –  STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, no par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2013 and December 31, 2012, there were no shares issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of Common Stock; $0.00001 par value.  As of September 30, 2013 and December 31, 2012, there were 10,350,192 and 10,200,179 shares of common stock issued and outstanding, respectively.

Common stock issued for services

On January 3, 2013, the Company entered into a consulting agreement with Dore Perler to engage Mr. Perler to provide the Company with sales consulting and managerial services related to the Company’s operations in North America for a period terminating on January 31, 2014. The consulting agreement provides that we shall issue Pearl Group 150,000 shares of the Company’s post-reverse-split common stock. Such shares were issued on March 28, 2013. The Company valued these common shares at the fair value of $0.63 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $94,501.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Effective on December 18, 2011 the Company have operated two mini showrooms with 570 and 600 square feet respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport. The vendor permits and leases associated with the showrooms obtained from Shantou Airport Company of Guangdong Airport Management Corporation (“GAMC”) will expire on February 17, 2015. During the term, the Company is obliged to pay for two mini showrooms with a combined monthly fee of RMB15,929 (approximately $2,470) to Shantou Airport Company, including vendor permit fee of RMB8,299 (approximately $1,290), rent of RMB6,540 (approximately $1,010), and administration fee of RMB1,090 (approximately $170).

See Note 8 – Related Party Transactions for the detail terms on the related party operating leases of the Company’s principal executive offices and the two showroom facilities.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

Future minimum rental payments required under third party and related parties operating leases are as follows:

12 months period ending September 30:	Third Party	Related Parties (See Note 8)	Total
2014	$12,631	$243,353	$255,984
2015	5,263	243,353	248,616
2016	-	243,353	243,353
2017	-	243,353	243,353
2018	-	69,529	69,529
Thereafter	-	37,662	37,662
Total	$17,894	$1,080,603	$1,098,497

Litigation

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business.  As of the date of this Quarter Report, the management is not aware of any proceedings to which any of the Company’s directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

NOTE 13 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of September 30, 2012 and for the three and nine months ended September 30, 2012. On April 3, 2013, the Company determined that we incorrectly understated an obligation due to related parties and overstated additional paid -in capital. On July 5, 2011 BT Brunei acquired 100% of the equity interest in BT Shantou from Mr. Lin and Ms. Zheng at the price of RMB 5,000,000, representing the capital contributed by Mr. Lin and Ms. Zheng to BT Shantou. Previously, in consolidation, the Company erroneously reduced amounts due to related parties in order to eliminate BT Brunei’s investment in BT Shantou instead of reducing additional paid-in capital. Accordingly, the Company restated its consolidated balance sheet at September 30, 2012 to properly reflect an increase in amounts due to related party, Mr. Lin of $791,265, the Company reduced additional paid-in capital by $691,748, reduced retained earnings by $5,297, and the Company reduced accumulated other comprehensive income by $95,486. The correction of this accounting error resulted in an increase in total liabilities of $791,265 and a reduction in shareholders’ equity of $791,265.

Additionally, for the three and nine months ended September 30, 2012, the Company increased (decreased) comprehensive income by $1,266 and ($94,220) on the consolidated statement of operations and comprehensive income. The restatement did not affect net income or net income per common share.

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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

Consolidated Balance Sheet data	September 30 2012 (Unaudited)
	As previously reported	Adjustments to Restate		Restated
Total Assets	$8,053,471	$-		$8,053,471

Due to related parties	2,630,710	791,265	(a)	3,421,975
Total Current Liabilities	4,492,625	791,265		5,283,890
Total Liabilities	4,492,625	791,265		5,283,890

Stockholders’ Equity:
Common stock ($0.00001 par value; 100,000,000 shares authorized; 96,078,960 shares issued and outstanding at September 30, 2012)	961	-		961
Additional paid-in capital	691,748	(691,748)	(a)	-
Retained earnings	2,761,356	(5,297)	(a)	2,756,059
Accumulated other comprehensive income	106,781	(94,220)	(a)	12,561
Total Stockholders’ Equity	3,560,846	(791,265)		2,769,581
Total Liabilities and Stockholders’ Equity	$8,053,471	$-		$8,053,471

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and footnotes for the three and nine months ended September 30, 2013 and 2012.

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

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. In 2013, we opened our toy experience center and showroom which is being used to provide our customers and potential customers the opportunity to see all the toys we offer with a one-stop shop experience.

We are dependent upon certain customers and suppliers.  During the nine months ended September 30, 2013, three customers represented 31.5% of total revenues. During the nine months ended September 30, 2013, two of our suppliers accounted for 76.2% of our toy purchases. During the first nine months of 2012, two major customer represented approximately 22.4% of our total revenues. During the first nine months of 2012, four of our suppliers accounted for 87.7% of our toy purchases.

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

Results of Operations

Revenues

Our consolidated revenues for the third quarter of 2013 amounted to $16.4 million, an increase of $7.8 million over the same period in 2012. Our consolidated revenues for the first nine months of 2013 amounted to $35.7 million, an increase of $16.4 million over the same period in 2012.

For the three and nine months ended September 30, 2013, BT Shantou’s revenues increase by approximately $1.9 million and $5.4 million respectively. This increase was primarily due to an increase in sales to one customer, Always Trading International Limited (“Always”) which we accounted for on a gross basis as a principal. For the nine months ended September 30, 2013 and 2012, sales to Always accounted for 20.0% and 15.1% of total sales, respectively. Pursuant to our revenue recognition policy, in the 2013 periods, we recorded less sales on a net basis as an agent as compared to the comparable periods in 2012.  Our revenue accounted for on a net basis as an agent decreased during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 mainly due to the nature of the sales transactions completed in the comparative periods. The increase in Brunei’s revenue for the three and nine months ended September 30, 2013 as compared to the comparable periods of 2012 was primarily due to the recent opening of our new toy show room.

Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. BT Brunei is organized in the State of Brunei Darussalam which is a non-taxable jurisdiction. Net income from BT Brunei are not subject to income taxes as compared to sales revenues from BT Shantou which are subject to a PRC tax rate of 25%. These operational costs savings have permitted the Company to leverage its export sales contacts to significantly expand the Company’s export sales in 2012 and in the first half of 2013 by permitting us to be more price competitive. Our revenues during the nine months ended September 30, 2013 were generated from exports of toys, and accordingly, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to increase in the rest of 2013 over 2012 as we continue to expand our export sales efforts.

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the three months ended September 30,2013			For the three months ended September 30, 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$16,344,921	$-	$16,344,921	$8,013,313	$-	$8,013,313
Net revenues from sales reported on net basis	-	47,378	47,378	-	594,771	594,771
Total revenues	$16,344,921	$47,378	$16,392,299	$8,013,313	$594,771	$8,608,084

Revenue Recognition (1)
	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012 (as restated)
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$35,591,995	$-	$35,591,995	$18,212,143	$-	$18,212,143
Net revenues from sales reported on net basis	-	111,279	111,279	-	1,108,768	1,108,768
Total revenues	$35,591,995	$111,279	$35,703,274	$18,212,143	$1,108,768	$19,320,911

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

Cost of Revenues

Cost of revenues includes the cost of purchases of product and product handling fees which amounts to approximately three percent of the purchase amount on revenues recorded on a gross basis pursuant to our revenue recognition policy. Cost of revenues was $15.4 million for the third quarter of 2013, an increase of $7.9 million over the same period of 2012, while cost of revenues as a percentage of revenues increased to 92.9% in the third quarter of 2013 from 85.1% in the same period of 2012. Cost of revenues was $33.0 million for the first nine months of 2013, an increase of $16.2 million over the same period of 2012, while cost of revenues as a percentage of revenues increased to 92.3% in the first nine months of 2013 from 86.5% in the same period of 2012. The amount of cost of revenues and cost of revenues as a percentage of revenues fluctuates depending on our revenue recognition policy. For example, if we record more revenue on a gross basis, cost of revenues will increase and cost of revenues as a percentage of revenues will increase. Conversely, if we record less revenue on a gross basis, cost of revenues will decrease and cost of revenues as a percentage of revenues will decrease.

Gross Profit

Our gross profit was $1.2 million for the third quarter of 2013, a decrease of $0.1 million over the same period of 2012. Our consolidated gross margin was 7.2% for the third quarter of 2013 as compared to 15.0% for the same period in 2012. Our gross profit was $2.8 million for the nine months of 2013, an increase of $0.1 million over the same period of 2012. Our consolidated gross margin was 7.7% for the nine months of 2013 as compared to 13.5% for the same period in 2012. We continue our 2012 strategy to lower the gross margins on our international sales to gain a higher market share. As previously discussed above, revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Operating Expenses

Operating expenses, comprised of selling and general and administrative expenses, amounted to $471,000 for the third quarter of 2013, an increase of $126,000 as compared to the same period in 2012. Selling expense increased by $3,400 in the third quarter of 2013 as compared to the same period in 2012 primarily due to an increase in salary expense of $22,000 and an decrease in shipping expense of $13,300. General and administrative expenses increased by $122,700 in the third quarter of 2013 as compared to the same period in 2012. This increase was primarily due to $19,000 increase in salary expense and a $60,000 increase in rent expense – related party associated with the lease of our new showroom. We expect operating expenses to continue to increase in 2013, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Operating expenses amounted to $1.5 million for the nine months of 2013, an increase of $0.5 million over the same period in 2012. Selling expense increased by $17,100 in the nine months of 2013 as compared to the same period in 2012 primarily due to an increase in salary expense of approximately $50,000 and an increase in shipping expenses of $21,000 offset by a decrease in advertising expense of $39,000.. General and administrative expenses increased by approximately $497,000 in the nine months of 2013 as compared to the same period in 2012. This increase was primarily due to an increase in salary of $87,700, a $174,000 increase in rent expense – related party associated with the lease of our new showroom, and the recording of stock-based consulting fees of $94,500 for business development services. We expect operating expenses to continue to increase in 2013, including increased costs associated with our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Other Income (Expenses)

For the three and nine months of 2013, other expenses amounted to $110,315 and $295,319 as compared to other income of $4,976 and $36,453 for the same period of 2012. During the three and nine months ended September 30, 2013, we incurred interest expense of approximately $67,300 and $196,800 related primarily to our bank loan. We did not incur such interest expense during the same period of 2012. Additionally, we incurred exchange loss of $31,000 and $105,000 during the three and nine months ended September 30, 2013.

Net Income

As a results of the discussion above, our net income for the third quarter of 2013 and 2012 amounted to $591,793, or $0.06 per common share (basic and diluted) and $942,150, or $0.09 per common share (basic and diluted), respectively. Our net income for the nine months ended September 30, 2013 and 2012 amounted to $990,647, or $0.11 per common share (basic and diluted) and $1,689,027, or $0.17 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had working capital of $2.4 million as of September 30, 2013, as compared to $2.4 million as of December 31, 2012. Our primary uses of cash have been for purchases of toy products, for working capital needs and for advances made to related parties. Our primary sources of cash are derived from revenues from the sales of our toy products, from bank loans and from advances from related parties.

At September 30, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2013		December 31, 2012
PRC	$108,976	86.4%	$11,001	49.6%
United States	12	-	379	1.7%
Hong Kong	17,081	13.6%	10,787	48.7%
Total cash and cash equivalents	$126,069	100.0%	$22,167	100.0%

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

Total current assets at September 30, 2013 increased by $4.1 million from December 31, 2012. The principal contributor to this change was a $3.4 million increase in accounts receivable and an increase in inventories of $1.2 million offset by a $0.5 million decrease in advance to suppliers-non-related parties. Total current liabilities at September 30, 2013 increased by $4.2 million as compared to December 31, 2012 primarily due to a $2.7 million increase in accounts payable and accrued expenses, which was a result of increased purchases to fulfill higher sales volume in the first nine months of 2013, together with $0.6 million increase in due to related parties. The increase in due to related parties reflects funds advanced to us by our Chairman and CEO, as well as other related parties, for working capital.

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

On November 2, 2012, we borrowed RMB 23,000,000 ($3,748,126 at September 30, 2013) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch.  We used the proceeds of this loan for working capital purposes, including the purchase of toy products. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and was due on November 2, 2013. We are currently negotiating with Guangfa to extend the loan due date. Since the loan was not paid by the due date, the default interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang, a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and personally guaranteed by Xinna Cai, a third party.

From time to time we received advances from related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the nine months ended September 30, 2013, due to related party activities consisted of the following:

	Wei Lin (1)	China Direct Investments, Inc. (2)	Total
Balance, December 31, 2012	$-	$10,578	$10,578
Working capital advances	1,595,631	31,078	1,626,709
Repayments	(1,008,076)	-	(1,008,076)
Effect of foreign currency exchange	7,353	-	7,353
Balance, September 30, 2013	$594,908	$41,656	$636,564

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

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $0.6 million for the first nine months of 2013, as compared to net cash used in operating activities of $0.7 million for the same period of 2012. For the first nine months of 2013, cash flows provided by operating activities was primarily attributable to our net income of $990,647 adjusted for the add back of non-cash items such as depreciation and amortization of $59,629, stock-based compensation of $94,501 and bad debt expense of $23,893 and changes in operating assets and liabilities such as a decrease in advances to suppliers of approximately $0.5 million and an increase in accounts payable and accrued expenses of approximately $2.6 million, which offset by an increase in accounts receivable and an increase in inventory of approximately $3.3 million and $1.1 million, respectively. For the first nine months of 2012, net cash used in operating activities was primarily attributable to an increase of $3.2 million in accounts receivable from higher sales, a decrease of $0.9 million of advance from customers, and $0.6 million used for inventory to fulfill higher customer demand, partially offset by an increase of $2.0 million in due to related party from trading activities and an increase of $0.6 million in account payable and accrued expenses for higher toy purchases.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $7,085 for the first nine months of 2013 as a result of the purchase of property and equipment compared with $0.1 million for the first nine months of 2012.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities was approximately $0.5 million for the first nine months of 2013, due to an increase in the amount of advances made to a related party of approximately $3.3 million and the repayment of related party advances of $1.0 million offset by proceeds we received from related party advances of approximately $1.6 million and proceeds from the repayment of amounts due from related party of approximately $2.2 million. For the first nine months of 2012, we received proceeds from advances from a related party of $0.6 million.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2013 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the three and nine month periods ended September 30, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and the valuation of stock-based compensation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013.

Based on this evaluation we concluded that as of September 30, 2013 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIG TREE GROUP, INC.

Date: November 20, 2013	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: November 20, 2013	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer, principal financial and accounting officer