Form 10-K
period 2013-12-31
Big Tree Group, Inc.
filed 2014-05-14
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2013 of $959,536 on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 12,529,700 shares of common stock are outstanding as of May 12, 2014.

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

BIG TREE GROUP INC.
FORM 10-K

i

 EXPLANATORY NOTE

This Annual Report on Form 10-K of Big Tree Group, Inc. for the year ended December 31, 2013 reflects the restatement of our audited consolidated financial statements as of December 31, 2012 and for the year ended December 31, 2012.  Based upon analysis of our current tax research and interpretations of China tax regulations, we have determined that our subsidiary, Big Tree International Co., Ltd., a Brunei company, may be considered a non-resident PRC company and may be subject to China income taxes and other payroll benefit taxes. Accordingly, we have decided to accrue China income taxes and payroll benefit taxes pursuant to China tax regulations. At December 31, 2012, we increased our current liabilities by $1,216,648, reduced net income by $768,443 or $0.08 per common share (basic and diluted) to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, we reduced beginning retained earnings by $440,099 to reflect the accrual of such taxes and penalties for the 2011 period, and increased accumulated other comprehensive loss by $8,106. Currently, we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that Big Tree International Co., Ltd. is not subject to such taxes in China.

Please see Note 16 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-K which further describes the effect of this restatement.  In addition, we have amended the following sections of this report:

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

ii

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

•           "2013” refers to the year ended December 31, 2013,

•           "2012” refers to the year ended December 31, 2012, and

•           "2014” refers to the year ending December 31, 2014.

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

We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customers’ request, such as through changes in mechanical functionality, appearance, physical dimension, and materials. We source a wide variety of toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showrooms located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showrooms and choose from the displayed toy samples provided by our manufacturing partners.

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

Our Corporate Structure

 The chart below illustrates the current corporate structure of the Company:

Industry

Based on information provided by China Customs Bureau, in the first three quarters of 2013, total toy exports from China was approximately $16.8 billion, which is 8.69% lower than the same time of last year. However, it is much better compare to the 16.86% decrease rate of the first half year of 2013. Guangdong Province accounted for approximately $10.4 billion or 62% of total toys exported from China. The China Toy & Juvenile Products Association expect toy exports will recover in the 2014 and 2015 with the gradually recovery of world economies.

According to the annual sales data provided by Toy Industry Association, global toys sales in 2012 were approximately $84.1 billion, an increase of $0.8 billion from 2011. Based on 2012 Chinese Toy Industry Research Report, in 2012, total export of Chinese toy enterprises were approximately $11.5 billion, increased by $ 0.6 billion compare to 2011, accounting for more than 40% of global exports.  Customers for our toy sourcing business consist of distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, Mexico, South America, Asia and the United States.

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

Despite the uncertainty brought by these policy changes, the world’s toy market is estimated to continue expanding in the next few years with a substantial demand expected to occur in Asian countries, especially in China. According to China Social Investigation Firm (SSIC), China has 400 million infants and children below 14-year-old with one third residing in urban areas and two-thirds in rural areas. Currently, China's urban per capita annual consumption of children's toys is under $15, while rural per capita consumption of toys is less than $10. It is relatively low compared to United States where the per capita annual consumption of toys is around $280, and $288 in Japan, $361 in Britain, and even $51 in Brazil. The significant gap between market capacity and current sale scale in China has created an expansion potential of China’s toy market.

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

Product Descriptions

We source a wide variety of toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting at children from infants to teenagers. These toys include, but are not limited to, infant appliances, games, balls, dolls, stuffed toys, transformers, racing track sets, play sets, water toys, and educational toys. The offered toys can be operated by battery, manual power, wire control, remote control, voice control, infrared ray control, and other applications.

Our proprietary Big Tree Magic Puzzle (3D) caters to consumers ranging from minor children to adults. Big Tree Magic Puzzle  (3D) are composed of 18 assembly parts made of ABS environmental-friendly plastic materials in multiple shapes including, but not limited to, squares, triangles, right-angled connectors, etc.  ABS, or acrylonitrile butadiene styrene, is a recyclable polymer which is used in many consumer products in part as a result of its dimensional stability.  The Big Tree Magic Puzzle (3D) adopts an innovative plug-in design that goes beyond the traditional planar and linear plug-in to achieve the transformations among the common and unconventional shapes such as diamond, sphere and dynamic warping, etc. Each assembly part offers 10 color choices that encourage children to learn colors and shapes in an interesting and attractive playing environment. We have developed over 10 series of Big Tree Magic Puzzle (3D) including about 200 product items. During the years ended December 31, 2013 and 2012, we recorded sales from the sale of Big Tree Magic Puzzle 3D of approximately $0.5 million and $0.8 million, respectively.

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

Customers

Our customers for our toy sourcing business consist of distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, Asia and the United States.  In 2013, sales to South America accounted for approximately 36.5% of our total revenue and sales to Europe accounted for approximately 36.2% of our total revenues primarily to the countries of Mexico, Great Britain and Turkey. Sales to the United States is still relatively low, represent about 3.3% of our total revenue.

Our Big Tree Magic Puzzle (3D) is currently marketed directly to consumers in China through our showrooms, our airport locations, and through our online store at Taobao Mall (www.Tmall.com), the largest B2C online retailing platform in China. Sales from Taobao Mall represented less than 0.1% of our total revenue during 2013. Subject to the availability of sufficient capital, management intends to expand the number of sales locations by opening or acquiring additional outlets in China in 2013. We also expect to use our existing distribution channels to increase sales of this proprietary product.

Sales and Marketing

In 2013, we marketed toy products primarily through our two toy showroom in Shantou, China. One of the showrooms is 21,258 square foot while the other is 96,875 square foot. We leased a the 96,875 square foot products showroom from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng,  Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $232,614 as of December 31, 2013). In 2013, we opened this toy showroom which will be used to provide our customers and potential customers the opportunity to see all the toys we offer with a one-stop shop experience. Currently, we are still utilizing the 21,258 showroom, which is located in our corporate office.  Additionally, customers can either browse the lines of toys online and contact our online representatives for inquiry and place orders, or visit the toy showrooms and choose from the displayed toy samples provided by our manufacturing partners.

We have obtained vendor permits from Shantou Airport Company of Guangdong Airport Management Corporation (GAMC) since 2011 to run two mini showrooms with 570 and 600 square feet (approximately 53 and 56 square meters), respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport that was officially opened on December 15, 2011. The term of the vendor permits and associated leases for these two showrooms is from December 18, 2011 to February 17, 2015. For the two showrooms collectively, we are obliged to pay monthly fee of RMB 15,929 (approximately $2,573 as of December 31, 2013) to Shantou Airport Company, including vendor permit fee of RMB8,299 (approximately $1,341 as of December 31, 2013) rent of RMB 6,540 (approximately $1,056 at December 31, 2013), and administration fee of RMB1,090 (approximately $176 as of December 31, 2013). The terminal showrooms do not generate sales but serve as a marketing tool to present our Big Tree brand and introduces general toys and Big Tree Magic Puzzle (3D) to public at the airport. We have four full-time employees working in these two showrooms.

Since August 2011, Taobao (China) Software Co., Ltd. and Zhejiang Taobao Network Co, Limited, the affiliates of Alibaba Group, the leading e-commerce company in China started to provide B2C service to us, and we opened an online retailer account at Taobao Mall (www.tmall.com), the largest B2C online retailing platform in China.  Our online retailer account operating under the name of Big Tree Toys Flagship Store (the “Taobao store”) is dedicated to the marketing and sale of our Big Tree Magic Puzzle (3D). Sales generated from the Taobao store are minimal for the years ended December 31, 2013 and 2012.

Suppliers

We source our customer orders from local qualified manufacturers and trading companies. We also monitor the quality control process at the manufacturers’ facilities and inspect final products prior to delivery. The products we sell are dropped shipped directly to our customers by the supplier or are shipped to our warehouse where we inspect the final products and pack the customer orders into containers for shipping. For 2013, our top two suppliers represented 70.9% of our total purchases, representing 42.4% and 28.5%, respectively of our purchases.  In 2013, one of our suppliers, Universal Toys Trading (Hong Kong) Limited (the “Universal Toys”), a toy distributor and a related party, whose sole shareholder is the brother in law of our Chairman and CEO, accounted for 0.5% of our total purchases.  During 2012, Universal Toys accounted for approximately 5.2% of our total purchases.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Shantou Xinzhongyang Toy Industrial Co. Ltd. (“Xinzhongyang”), a company owned by our Chairman and CEO and his wife, to produce the Big Tree Magic Puzzle (3D). Pursuant to the agreement, BT Shantou is responsible for product development and providing the designs and technical support to Xinzhongyang for production. BT Shantou has contracted to place a monthly order on the fifth day of each month, and Xinzhongyang is required to confirm the order within three business days upon the receipt of the order and begin delivery of the products at Xinzhongyang’s facility on the 15th day after the receipt of the order. For 2013, purchases from Xinzhongyang totaled $443,000, representing less than 2.0% of our total purchases.

Quality Control Process

Our quality control process includes identifying and evaluating qualified manufacturers for specific orders.  We ensure that each manufacturer meets the qualifications and required industry standards set by the PRC government and, if applicable, the standards fixed by the laws of the destination countries if the products are being exported, all as described earlier in this section under "Certifications.”  We also monitor the quality control during the purchase of raw materials and production process at the manufacturers’ facilities. We examine the quality and quantity of the final product upon delivery to our warehouse prior to shipping, including reviewing for compliance with GB 6675-2003 Chinese National Safety Technical Code for Toys released by National Technical Committee of Standardization for Toys. Based upon these standards, we have developed a checklist which our technicians follow when reviewing the toys, the scope of which can vary depending upon the type of toy.  In addition to inspection of the composition and component materials, procedures can include heavy metal inspection, tensile testing and impact testing. For toys being exported, our quality control procedures also include reviewing for compliance with the various quality control standards and in some instances certifications fixed by the destination country. We conduct testing on customized toys and new “off the shelf” toys which have recently been introduced by a manufacturer, together with representative testing by order of “off the shelf” toys which have been previously been on the market and are manufactured by a known company.

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

3.
Acquisition of entities under common control. We believe that as our business grows there are certain strategic related party entities that could enhance the value of our company and improve our long-term growth.  These related party entities include Yunjia Fashion Clothing Co., Ltd. ("Yunjia") and Xinzhongyang, companies that are owned and controlled by our CEO and wife.  We believe that the possible combination of Yunjia which would help us in controlling our overhead expenses. Second, in the event sales of our Big Tree Magic Puzzle (3D) begin to build to a sustainable level, of which there are no assurances, we believe the combination of our contract manufacturer, Xinzhongyang, could enable us to have greater control over our production process and provide an avenue for further business expansion through the provision of contract manufacturing services to third parties.

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

Employees

As of May 12, 2014, we had approximately 142 full time employees in the PRC and 3 full time employees in Hong Kong.

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

The Reorganization and acquisition of BT Shantou was structured to comply with the new regulations relating to Mergers and Acquisitions of domestic enterprises by foreign investors published by Chinese Ministry of Commerce in 2006 (the New M&A Rules"). Under the New M&A Rules, the acquisition of PRC companies by foreign companies that are controlled by PRC citizens who are affiliated, such as with BT Shantou, is strictly regulated and requires approval from the Ministry of Commerce, which approval is burdensome to obtain.  Such restrictions, however, do not apply to foreign entities which are controlled by foreign persons. These restrictions apply only at a “snapshot in time” that occurs at the time PRC companies are acquired by a foreign entity.  In our case, this was effective on July 5, 2011 when BT Brunei acquired 100% of the equity interests of BT Shantou from the BT Shantou shareholders.  At that time BT Brunei was owned 100% by BT Hong Kong, and BT Hong Kong was owned 100% by Dore Perler, a U.S. citizen, also as a trustee for Mr. Wei Lin. BT Brunei’s acquisition of BT Shantou was a cross-border transaction governed by and permitted under the New M&A Rules.

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

We have issued two restatements on our 2011 audited consolidated financial statements and are restating our unaudited consolidated financial statements for the first three quarters of 2012 to correct certain errors in those consolidated financial statements. Additionally, we have restated our audited consolidated financial statements as of December 31, 2012 and for the year ended December 31, 2012 to reflect the accrual of income taxes and payroll benefit taxes.

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

We reported material weaknesses in our internal control over financial reporting at December 31, 2013.  We have identified control deficiencies in our financial reporting process that identified material weaknesses, leading to the restatements of our previously issued 2012 and 2011 annual and 2012 quarterly financial statements. There can be no assurance that we will be able to fully remediate our existing deficiencies. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, it could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock.

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

Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 13 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

If we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy, we may need to record revenues on a net basis (sales less cost of sales) and our total revenues recorded may decrease significantly. Our revenues increased 17.2% in 2013 from 2012. We may continue to experience significant fluctuations in total revenues in future periods depending upon the nature of those sales.

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

Our status as an emerging growth company may result in reduced disclosure obligations.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) presenting only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this prospectus, (2) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. Because of the reduced disclosure and because our business is conducted in the PRC, investors may find investing in our common shares less attractive as a result, which could have an adverse effect on our stock price.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to opt out of such extended transition period and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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
•           any other relationship of interest.

We engage in a number of transactions with related parties.  If any of the transactions we enter into with related parties are found not to be on an arms-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings would in all likelihood substantially increase our possible future taxes and thus reduce our net income in future periods.

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

As of May 12, 2014, our management owns approximately 42.3% of our common stock. These shareholders are able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they have significant control over our management and policies. The directors elected by these shareholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

 ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting company

ITEM 2.       DESCRIPTION OF PROPERTIES

Our principal executive offices are located at BT Shantou’s facilities. BT Shantou’s principal executive offices and its first toy showroom are located at South Part No.1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road in Waisha Town of Longhu District in Shantou, Guangdong, China. We lease approximately 16,146 square feet of office space from Yunjia, a related party, for an annual expense of RMB 72,000 (approximately $11,631 as of December 31, 2013). The lease also provides us without additional charge a separate space of 114.5 square meters adjacent to our principal offices, which has served as our quality control testing lab since December 2011 (our quality control testing lab has relocated to our second showroom we leased on October 1, 2012) and a 21,258 square feet toy showroom. The lease for BT Shantou’s offices expires on December 31, 2021.

Effective on December 18, 2011 we have operated two mini showrooms with 570 and 600 square feet respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport. The vendor permits and leases associated with the showrooms obtained from Shantou Airport Company of Guangdong Airport Management Corporation (“GAMC”) will expire on February 17, 2015. During the term, we are obliged to pay for two showroom a combined monthly fee of RMB 15,929 (approximately $2,573 as of December 31, 2013) to Shantou Airport Company, including vendor permit fee of RMB8,299 (approximately $1,341 as of December 31, 2013) rent of RMB 6,540 (approximately $1,056 at December 31, 2013), and administration fee of RMB1,090 (approximately $176 as of December 31, 2013).

Effective October 1, 2012, we leased additional facility space which is used as a second showroom with 96,875 square feet located at Waisha Shanfen Road, Taixinglong Yard, East Part of Building 8, Longhu District, Shantou from Shantou Youbang, a company owned by Ms. Guihong Zheng, the wife of Mr. Lin, for an annual rent of RMB 1,440,000 (approximately $232,614). The lease for this showroom expires on November 30, 2017.  In 2013, we opened this larger showroom to provide our customers and potential customers the opportunity to see all the toys we offer with a one-stop shop experience.

ITEM 3.      LEGAL PROCEEDINGS

We are not a party to any pending litigation.

ITEM 4.      Mine Safety Disclosures.

Not applicable to our company’s operations.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted in the over-the-counter market on OTC Markets Inc. OTCQB under the symbol BIGG.  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock by calendar quarters during 2013 and 2012 and the first quarter of 2014. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions. We effected a one-for-seven hundreds (1:700) reverse stock split on December 11, 2012. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

	Low	High
2012
Quarter ended March 31, 2012	$1.33	$2.45
Quarter ended June 30, 2012	$1.05	$2.31
Quarter ended September 30, 2012	$0.35	$8.04
Quarter ended December 31, 2012	$0.005	$2.94
2013
Quarter ended March 31, 2013	$0.05	$2.99
Quarter ended June 30, 2013	$0.19	$1.85
Quarter ended September 30, 2013	$0.09	$0.22
Quarter ended December 31, 2013	$0.15	$0.28
Fiscal 2014
Quarter ended March 31, 2014	$0.09	$0.45

        The last sale price of our common stock as reported on the OTCQB was $0.11 per share on May 12, 2014.  As of May 12, 2014, there were approximately 195 record owners of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

None

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2013 and 2012 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included in this report.

Overview

Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products. We conduct these operations through both BT Brunei, which focuses on export sales, and BT Shantou, which concentrates on domestic sales. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. We do not manufacture any products. We source a wide variety toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers.

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

We are dependent upon certain customers and suppliers.  During 2013, one customer represented 35.7% of our total revenues and 30.5% of our accounts receivables at December 31, 2013 as compared to the same customer representing 27.5% of our total revenues and 56.4% of our accounts receivables at December 31, 2012. Additionally, in 2013, two suppliers accounted for total of 70.9% (42.4% and 28.5%) of our purchases while in 2012 the same two suppliers accounted for total of 68.5% (41.8% and 26.7%) of our total purchases.

In 2011, we started selling Big Tree Magic Puzzle (3D) directly to Chinese domestic end consumers including children and grown-ups through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China.  In 2012, we closed our counters at Dennis Department Stores. The sales from this product represented approximately $186 and $10,752 of our total sales during 2013 and 2012. During 2013, we utilized our existing distribution channels in an effort to increase the sales of this proprietary product.  In addition, and subject to the availability of additional capital, of which there are no assurances, should sales of this product increase in 2014 we plan on opening retail locations from which this propriety product can be offered.  While we are in the early stages of planning these locations and have not finalized any of these expansion plans, including the target number of locations, we estimate that the cost per new location will be approximately RMB50,000 to RMB100,000 (approximately US $8,000 to US $16,000).

In addition to a continued focus on increasing our revenues from our export and domestic sourcing services, and sales of our Big Tree Magic Puzzle (3D), our growth strategies include possibly opening satellite sales offices and branches in the U.S. and other cities in China as well as the potential acquisition of distributors. We are in the early stages of development of these plans as well and have not finalized any cost or timing estimates and are not a party to any agreements. Our ability to undertake any of these expansion plans is also dependent upon our ability to raise additional capital, of which there are no assurances.

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

Our Outlook

The Chinese toy industry is gradually recovering in the year of 2013, based on the information provided by China Customs Bureau, in the first three quarters of 2013, the total toy export from China was about $16.8 billion, which is 8.7% lower compare to the same period in 2012. However, the international purchase order has kept an increase trending through the first nine months of 2013. The sale of our company has maintained a steady increase pace in the past two years, even through the European Financial Crisis.

Consistent with the recovery of Europe and world economy, we believed the toy market will gradually recover to the same level as before the financial crisis, the purchase orders that we received from European countries increased by approximately 28.6% in 2013 compare to 2012. We strongly believe that our sales revenue to European countries will continue increase in the next fiscal year.

In addition, we further developed our relationship with our partners in South America countries, including some of the top retail stores in Mexico who ordered large amount of toys from us in 2013. We expected that our sales in Mexico and other South American countries will continue to rise in the following years, and will be one of our key revenue generators.

In contrast with our positive expectation in Europe and South America, we do not see a huge improvement in North America, especially in United States in the fiscal year of 2014. We plan on attending more U.S toy exhibitions to further develop our operation in United States, but we do not see a huge break in the next 2 to 3 years.

Results of Operations

Revenues

Our consolidated revenues for 2013 increased 17.2% over 2012. The increase in revenues for 2013 as compared to 2012 was primarily due to the sales increase in South America and Europe. For the year ended December 31, 2013, BT Shantou’s revenues increase by approximately $5.8 million. This increase was primarily due to an increase in sales to one customer, Always Trading International Limited (“Always”) which we accounted for on a gross basis as a principal. For the years ended December 31, 2013 and 2012, sales to Always accounted for 35.7% and 27.5% of total sales, respectively. Pursuant to our revenue recognition policy, in the 2013 periods, we recorded less sales on a net basis as an agent as compared to the comparable period in 2012. Our revenue accounted for on a net basis as an agent decreased during the year ended December 31, 2013 as compared to the year ended December 31, 2012 mainly due to the nature of the sales transactions completed in the comparative period. For the year ended December 31, 2013, BT Brunei’s revenues remained relatively the same as for the year ended December 31, 2012. In 2013, we increased our customer base from 259 customers in 2012 to 338 customers in 2013. Generally, we have higher sales in the second and third quarters and lower sales in the first and fourth quarters.

Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. In connection with our export sale, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to increase in 2014 over 2013 as we continue to expand our export sales efforts, however we cannot predict our revenues and cannot assure that our revenues will increase.

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition
	2013			2012
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$39,546,250	$-	$39,546,250	$33,308,254	$-	$33,308,254
Net revenues from sales reported on net basis	-	180,752	180,752	-	580,381	580,381
Total Revenues	$39,546,250	$180,752	$39,727,002	$33,308,254	$580,381	$33,888,635

 (1)           Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 13 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

       Additionally, handing fees related to sales reported on a net basis are also netted with these revenues.

If we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy, we record revenues on a net basis (sales less cost of sales).

Cost of Revenues

Cost of revenues was approximately $35.5 million for 2013, an increase of approximately $5.2 million over 2012, while cost of revenues as a percentage of revenues decreased to 89.4% in 2013 from 89.6% in 2012. Cost of revenues attributable to BT Brunei accounted for approximately $22.1 million in 2013. As a result of increased sales during the 2013 period, cost of revenue increased accordingly. Generally the amount of cost of revenues and cost of revenues as a percentage of revenues fluctuates depending on our revenue recognition policy. For example, if we record more revenue on a gross basis, cost of revenues will increase and cost of revenues as a percentage of revenues will increase. Conversely, if we record less revenue on a gross basis, cost of revenues will decrease and cost of revenues as a percentage of revenues will decrease.

Gross Profit

As a percentage of revenues, gross margins were 10.6% for 2013, which is almost the same as compared to 10.4% for 2012. The gross profit of our international sales is approximately 3% lower than our domestic sales, which is primarily due to the strategic lower international sale price to gain a higher market share. We expect gross margins to remain at its current percentage. As previously discussed above, revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Operating Expenses

Operating expenses, comprising of selling, rent – related party, and general and administrative expenses, increased 34.2% in 2013 over 2012.  The change in operating expenses comprised of the following:

●
Selling expense increased approximately $89,000 or 14% primarily due to an increase in salaries and related payroll benefit taxes incurred to sales employees of $89,000 related to an increase in sales staff and commissions as a result of a 17.2% increase in revenues, and an increase in shipping expense of $102,000, offset by a decrease in marketing expense of $49,000 and a decrease in other miscellaneous expenses of $41,000.

●
Rent-related party increased $233,000 or 2,038% in 2013 as compared to 2012. Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng, our chief executive officer’s wife, for an annual rent of RMB 1,440,000 (approximately $232,614). For the years ended December 31, 2013 and 2012, rent expense related to this showroom amounted to $232,614 and $0, respectively.

●
General and administrative expenses increased 26.8% in 2013 as compared to 2012. This increase was primarily due to an increase in bad debt expense of $223,000 based on our analysis of outstanding accounts receivable, and an increase in salaries and related payroll benefit taxes of $138,000, offset by a decrease in consulting expense of $50,000 and a decrease in accounting fee and legal fee of $98,000 attributable to higher audit fees incurred in 2012 which also included 2011 audit fees. We expect operating expenses to continue to increase in 2014, including increased costs associated with increased sales and our public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Other Expenses

Other expenses, comprising of realized losses (gains) from foreign currency exchange, a gain from change in fair value of derivative liabilities, interest expenses and other expenses, amounted to approximately $754,000 and $319,000 in 2013 and 2012, respectively. In fiscal year 2013, we incurred interest expense of approximately $502,000 as compared to $31,000 interest expenses in 2012. This increase was due to the recording of a non-cash interest expense of $225,361 related to the convertible notes we entered into in December 2013 and an increase in interest expense incurred on borrowings. In fiscal year 2013, we record realized loss from foreign currency exchange of approximately $179,000 as compared to realized gain from foreign currency exchange of approximately $2,000 in 2012. In fiscal year 2013, we recorded a $43,300 gain from change in fair value of derivative liabilities related to the convertible notes we entered into in December 2013. In fiscal year 2013, we accrued a $97,900 interest and penalties related to accrued income tax payable and employee benefits as compared to $239,000 interest and penalties in 2012.

Income Tax

BT Shantou and BT Brunei are governed by the Income Tax Law of the People’s Republic of China Concerning Foreign Investment Enterprise and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, BT Shantou and BT Brunei are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

Net Income

As a results of the discussion above, our net income for 2013 and 2012 amounted to approximately of $510,000, or $0.05 per common share (basic and diluted) and approximately $827,000, or $0.08 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements. We had net working capital of $0.5 million as of December 31, 2013, as compared to a working capital of $1.2 million as of December 31, 2012. Our primary uses of cash have been for purchases of toy products, selling, and general and administrative expenses, including payments to related parties, as well as advances to related parties. Our primary sources of cash are derived from revenues from the sales of our toy products, from bank loans, and other loans and from advances from related parties.

At December 31, 2013 and 2012, the Company’s cash balances by geographic area were as follows:

	December 31, 2013		December 31, 2012
Country:
PRC	$211,352	95.8%	$11,001	49.6%
Hong Kong	5,381	2.4%	10,787	48.7%
USA	3,852	1.8%	379	1.7%
Total cash and cash equivalents	$220,585	100.0%	$22,167	100.0%

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

Total current assets at December 31, 2013 increased by approximately $2.8 million from December 31, 2012. The principal contributors to this change was the $198,000 increase in cash, $293,000 increase in due from related party, and $4.6 million increase in accounts receivable due to increased sale as well as the extending of longer credit terms to our customers, offset by a $115,000 decrease in prepaid expenses, a $460,000 decrease in advance to suppliers resulting from the timing of payments made to suppliers, and a $1.2 million and $529,000 decrease in inventories and advance to suppliers-related parties, respectively. The decrease in inventories relates to the timing of shipments to our customers. The average days’ sales outstanding in accounts receivable increased to 63 days as of December 31, 2013, as compared to 41 days as of December 31, 2012 as a result of extending longer credit terms to our customer, thus giving our customers more time to pay. Total current liabilities at December 31, 2013 increased by $3.5 million from December 31, 2012 primarily due to a $653,500 increase in loan payable, a $205,700 increase in convertible loans payable, a $182,000 increase in derivative liabilities, a $1.3 million increase in accounts payable and accrued expenses, a $188,000 increase in salaries payable, a $268,000 increase in taxes payable, a $269,000 increase in other payables and a $445,000 increase in due to related parties.

We do not have any commitments for capital expenditures and expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital.

•	An increase in working capital requirements to finance near term and long term growth strategy including possible acquisitions;
•	The impact of related party transactions on our results operations and liquidity;
•	Increases in capital expenditures, marketing and administrative expenses to support the sales growth of our company;
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•	The additional costs, including legal accounting and consulting fees, associated with being a public company and related compliance activities.

 In March and May 2012, we entered into two-year promissory note agreements for $20,000 and $41,711 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $61,711. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $41,711 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of our securities to raise capital. The loans bear interest at 2% per annum. In January 2014, these notes were assigned to third parties.

On November 2, 2012, we borrowed RMB 23,000,000 ($3,764,074 and $3,650,156 at December 31, 2013 and 2012 respectively) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch.  We used the proceeds of this loan for working capital purposes, including the purchase of toy products. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and was due on November 2, 2013. In October 2013, the loan due date was extended to April 17, 2014 and the annual interest rate was increased to 7.28%, If the loan is not paid by the due date, the default interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang, a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and personally guaranteed by Xinna Cai, the legal representative of BT Shantou.

In November 2013, Bank of China Co., Ltd Shantou Branch (“BOC”) and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 RMB (approximately $1,636,554 at December 31, 2013) expiring on May 21, 2014.Under the term of this line of credit agreement, Mr. Wei Lin the CEO of the Company and Ms. Xinna Cai, the legal representative of BT Shantou have both signed personal guarantee agreements with BOC to guarantee this debt. BT Shantou also entered onto a pledge agreement which uses the pending export tax refund receivable and related export tax refund receivable as security for the line of credit. On November 26, 2013, BOC provided a short term loan with the principal amount of RMB 3.4 million to BT Shantou under the line of credit. The loan term is for six months term with the annual interest rate of 7.28%, the due amount will be directly transfer from BT Shantou’s export tax refund receivable escrow account to BOC on the due date. Through December 31, 2013, BT Shantou has repaid RMB 2.48 million and the remaining balance is RMB 920,000 ($150,563 at December 31, 2013).

On December 21, 2013, we borrowed RMB 2,000,000 ($327,311 at December 31, 2013) from Guangdong Huaxing Bank. The loan bears annual interest at the Chinese benchmark interest rate plus 30% (7.28% at December 31, 2013). Pursuant to the loan terms, aggregate principal and interest payments of RMB 300,000 (approximately $49,100) is due on the 20th day of each month, and all remaining principal and interest is dueon the maturity date (June 20, 2014). This loan is personally guaranteed by the Company’s CEO and the Company guaranteed the loan by using its intellectual property right on four patents owned by the Company. The patents are registered as number 3142578, 1657120, 1321347 and 2512437.

On December 3, 2013, we issued a 12% convertible note to JSJ Investments, Inc. (“JSJ”) in the principal amount of $50,000. The principal amount is due on June 3, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to a price which is 55% of the average of three lowest closing price in the 10 consecutive trading days prior to the day that JSJ requests conversion. The note has a cash redemption premium of 125% of the principal amount and may be prepaid at any time by the issuer. If an Event of Default occurs and is continuing for more than thirty days, the Holder of this Note may declare this entire Note, including any interest and Default Interest and other amount due, to be due and payable immediately. At December 31, 2013, principal amount due under this convertible note amounted to $50,000.

On December 17, 2013, we and Iconic Holdings, LLC (“Iconic”) entered into a note purchase agreement, providing the issuance of a 10% convertible promissory note with the principal amount of $52,500. The note is due on December 17, 2014. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the lower of $ 0.238 or 60% of the lowest trading price in the 15 consecutive trading days prior to the date that Iconic requests Conversion. If an Event of Default occurs and is continuing with respect to the Note, the Holder may declare all of the then outstanding Principal Amount of this Note, including any interest due thereon, to be due and payable immediately without further action or notice. In the event of such acceleration, the amount due and owing to the Holder shall be increased to one hundred and fifty percent (150%) of the outstanding Principal Amount of the Note held by the Holder plus all accrued and unpaid interest, fees, and liquidated damages, if any. Additionally, this Note shall bear interest on any unpaid principal from and after the occurrence and during the continuance of an Event of Default at a rate of twenty percent (20%). At December 31, 2013, principal amount due under this convertible note amounted to $52,500.

On January 6, 2014, we, CDI and GEL Properties, LLC (“GEL”) entered into a debt purchase agreement, in which GEL purchased the assigned portion of $5,000 under the $ 41,711 convertible note issued by us to CDI dated on May 2012 as well as a $20,000 convertible note dated in March 2012. We issued a 12% replacement convertible note to GEL with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests conversion. During the first six months of this Note is in effect, we may redeem this Note by paying to GEL an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; GEL may consider this Note immediately due and payable. In January and February 2014, GEL has fully converted this note into 230,678 shares of our common stock at an average price of $0.13 per share.

On January 6, 2014, we issued a 12% convertible note to GEL, with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests Conversion. During the first six months this Note is in effect, we may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; GEL may consider this Note immediately due and payable.

On January 6, 2014, we issued a 12% convertible note to LG, with the principal amount of $50,000, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. During the first six months of this Note is in effect, we may redeem this Note by paying to LG an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. None of this note has been converted as of the date of this report.

On January 7, 2014, we, CDI and LG Capital Funding, LLC (“LG”) entered into a debt purchase agreement, in which LG purchased the assigned portion of $ 36,711 under the $ 41,711 convertible note issued by us to CDI dated in May 2012. We issued a 12% replacement convertible note to LG with the principal amount of $36,711, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. During the first six months this Note is in effect, we may redeem this Note by paying to LG an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. During January 2014, LG has fully converted this note into 376,426 shares of our common stock at $0.10 per share.

On January 30, 2014, we, CDI and JSJ entered into an assignment agreement, in which JSJ purchased the $87,800 convertible note issued by us to CDI on May 21, 2013 and the $15,416 convertible note dated on May 10, 2013 (See Note 15 – Subsequent Events). We issued a 12% replacement convertible note to JSJ with the principal amount of $103,216, which is due on January 30, 2015. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 45% of the average of three lowest biding price in the 20 consecutive trading days prior to the date that JSJ requests conversion. This note has a cash redemption premium of 150% of the principal amount only upon approval and acceptance by JSJ, Any amount of principal on this Note which is not paid when due shall bear twelve percent (12%) interest per annum from the date thereof until the same is paid. If we fail to deliver the Shares as requested in a Conversion Notice and within three business days of the receipt thereof, there shall accrue a penalty of additional shares due to JSJ equal to 25% of the number stated in the conversion notice beginning on the fourth business day after the date of the Notice. The additional shares shall be issued and the amount of the Note retired will not be reduced beyond that stated in the conversion notice. Each additional business day beyond the fourth business day after the date of this Notice shall accrue an additional 25% penalty for delinquency, without any corresponding reduction in the amount due under the Note, for so long as we fail to provide the shares so demanded. If an event of default occurs and is continuing, JSJ may declare the entire Note, including any interest and default interest and other amounts due, to be due and payable immediately. During February and March 2014, JSJ has fully converted this note into 1,572,404 shares of our common stock at $0.07 per share.

On January 30, 2014, we and Asher Enterprises, Inc (“Asher”) entered a security purchase agreement, and issued an 8% convertible note with the principal amount of $ 93,500, which is due on October 21, 2014. Asher is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 58% of the average of three lowest trading price in the 10 consecutive trading days prior to the date that Asher requests conversion. Any amount of principal or interest of this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Upon an event of default, the Note shall become immediately due and payable and we shall pay to Asher in full satisfaction of its obligations. None of this note has been converted as of the date of this report.

        On February 13, 2014, we issued a 12% convertible note to JSJ, with the principal amount of $125,000, which is due on July 30, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to 45% of the average of lowest bid price for the 20 consecutive trading days prior to the date that JSJ requests conversion. This note has a cash redemption premium of 150% of the principal amount only upon approval and acceptance by JSJ, Any amount of principal on this Note which is not paid when due shall bear twelve percent (12%) interest per annum from the date thereof until the same is paid. If we fail to deliver the shares as requested in a conversion notice and within three business days of the receipt thereof, there shall accrue a penalty of additional shares due to JSJ equal to 25% of the number stated in the conversion notice beginning on the fourth business day after the date of the notice. The additional shares shall be issued and the amount of the note retired will not be reduced beyond that stated in the conversion notice. Each additional business day beyond the fourth business day after the date of this notice shall accrue an additional 25% penalty for delinquency, without any corresponding reduction in the amount due under the note, for so long as we fail to provide the shares so demanded. If an event of default occurs and is continuing, JSJ may declare the entire note, including any interest and default interest and other amounts due, to be due and payable immediately. None of this note has been converted as of the date of this report.

On March 17, 2014, we and LG entered into a security purchase agreement and issued an 8% convertible note in the principal amount of $ 40,000, which is due on February 25, 2015. LG is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 60% of the average of lowest closing price during the 15 consecutive trading days prior to the date that LG requests conversion. During the first 180 days this Note is in effect, we may redeem this note by paying to LG an amount equal to 150% of the unpaid principal amount of this note along with any prepaid and earned interest. This note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. None of this note has been converted as of the date of this report.

On March 17, 2014, we and Union Funding, LLC (“UF”) entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $20,000, which is due on March 12, 2015. UF is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 50% of the lowest closing price during the 15 consecutive trading days prior to the date that UF requests conversion. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; UF may consider this note immediately due and payable. None of this note has been converted as of the date of this report.

On March 28, 2014, Mr. Chaojun Lin, the Deputy General Manager of BT Shantou since March 2004 and a member of our Board of Directors since December 30, 2011 has repaid the advances the Company made to him during 2013 (See Note 15 - Subsequent Events).

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

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was $802,494 in 2013, as compared to net cash used in operating activities of approximately $2,715,743 in 2012. In 2013, net cash provided by operating activities was primarily attributable to our net income of approximately $510,000 adjusted for the add back of non-cash interest expense of $225,361, stock-based compensation of $94,501, gain from change in fair market value of derivative liabilities of $43,265, and a change in allowance for doubtful accounts of $232,144, and changes in operating assets and liabilities such as a decrease in advances to suppliers of approximately $472,000, a decrease in advances to suppliers-related parties of approximately $539,000, a decrease in prepaid expenses and other current assets of approximately $177,000, and increase in other payables of approximately $259,000, an increase in accounts payable and accrued expenses of approximately $1,296,000, an increase in salaries payable of $178,000, an increase in taxes payable of $237,000, a decrease in inventories of approximately $1,218,000, offset by an increase in accounts receivable of approximately $4,650,000.

Net cash used in operating activities was approximately $2,716,000 in 2012, primarily attributable to the add back of stock-based compensation of $208,000, and changes in operating assets and liabilities such as an increase in accounts receivable of approximately $1,569,000 related to an increase in sales, an increase in advances to suppliers of approximately $530,000, an increase in advances to suppliers – related parties of approximately $462,000, an increase on prepaid expenses and other current assets of approximately $1,069,000, an increase in inventories of approximately $1,326,000 and a decrease in advances from customers of approximately $807,000 offset by an increase in salaries payable of $164,000, an increase in taxes payable of $466,000, an increase in other payables of $284,000, an increase in accounts payable and accrued expenses of approximately $1,066,000 and net income of $827,000.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $3,425 in 2013 as compared to net cash used in investing activities of $127,626 in 2012. In 2013, we received cash of $5,654 from the sale of property and equipment and we purchased property and equipment of $9,079. In 2012, we purchased property and equipment of $127,626.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities was $603,383 in 2013, as compared to net cash provided in financing activities approximately of $2,617,000 in 2012. Net cash used in financing activities in 2013 was primarily due to repayment of amounts due to related parties of approximately $1,664,000, an increase in working capital advance paid to related party of approximately $1,343,000, and advance to related party of $289,000 offset by approximately $102,500 proceeds from convertible loans payable, approximately $472,000 proceeds from bank loans and proceeds from related party advances of approximately $2,118,000.

Net cash provided by financing activities in 2012 was approximately $2,617,000, primarily due to approximately $3,711,000 proceeds from bank loans and proceeds from related party advances of approximately $8,224,000, offset by the repayment of amounts due to related parties of approximately $8,766,000, payments of obligation due to related parties for acquisition of BT Shantou of approximately $291,000, and increase in due from related party of approximately $262,000.

Contractual Obligations

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

The following tables summarize our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Loans payable	$4,303,659	$4,303,659	$-	$-	$-
Convertible loans payable	205,716	205,716
Taxes payable	1,133,075	1,133,075	-	-	-
Total	$5,642,450	$5,642,450	$-	$-	$-

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

Revenue recognition

We follow the guidance of ASC 605, "Revenue Recognition" and the SEC Staff Accounting Bulletin (SAB) No. 104 and SAB Topic 13 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured.

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

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the years ended December 31, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, the fair value of derivative liabilities, and the valuation of stock-based compensation.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Our functional currency is the Chinese Renminbi (“RMB”).  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 830-20-35, the consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the statement of operations.  Net gains and losses resulting from foreign exchange transactions were included in the consolidated statements of operations and comprehensive income.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss within shareholders’ equity.

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

December 31, 2013:
Balance sheet	RMB 6.1104 to $1.00
Statement of operations and comprehensive income	RMB 6.1905 to $1.00
December 31, 2012:
Balance sheet	RMB 6.3011 to $1.00
Statement of operations and comprehensive income	RMB 6.3034 to $1.00

Cash flows from our operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update "ASU" 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

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

None

ITEM 9A.                   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures??as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of both our failure to timely file five Current Reports on Form 8-K during the fourth quarter of 2013 as well as the material weaknesses in our internal control over financial reporting described below. Subsequent to December 31, 2013, we failed to file additional Current Reports on Form 8-K reporting eight new loan transactions. See Part II, Item 9B. of this report.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2013.

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

During 2013 and 2012, we relied on China Direct Investments, Inc. ("CDI"), our corporate management services provider, to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. CDI employs professional staff accountants.  The majority of CDI’s accounting staff is bilingual and capable of translating financial statements and schedules from Chinese to English, as well as reviewing detailed trial balances and other financial information to ensure that U.S. GAAP has been properly applied.  However, notwithstanding this reliance, our historic financial statements have contained errors.  We expect to be materially dependent upon CDI, or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in additional our financial statements which could lead to more restatements of those financial statements.

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

In light of this significant deficiency, we performed additional analyses and procedures  in order to conclude that our financial statements for the years ended December 31, 2013 and 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP.  Accordingly, management believes that despite the material weaknesses, our consolidated financial statements for the years ended December 31, 2013 and 2012 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                OTHER INFORMATION

In November 2013, BOC and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 (approximately $1,636,554 at December 31, 2013) expiring on May 21, 2014.Under the term of this line of credit agreement, Mr. Wei Lin the CEO of the Company and Ms. Xinna Cai, the legal representative of BT Shantou have both signed personal guarantee agreements with BOC to guarantee this debt. BT Shantou also entered onto a pledge agreement which uses the pending export tax refund receivable as security for the line of credit.
On November 26, 2013, BOC provided a short term loan with the principal amount of RMB 3.4 million to BT Shantou under the line of credit. The loan term is six months with the annual interest rate of 7.28%, the due amount will be directly transfer from BT Shantou’s export tax refund receivable escrow account to BOC on the due date. Till the date of this report, BT Shantou has repaid RMB 2.48 million Yuan, the remaining balance is RMB 920,000 ($150,563 at December 31, 2013).

On December 21, 2013, we borrowed RMB 2,000,000 ($327,311 at December 31, 2013) from Guangdong Huaxing Bank. The loan bears annual interest at Libor plus 30% (7.28% at December 31. 2013). Pursuant to the loan terms, aggregate principal and interest payments of RMB 300,000 (approximately $49,100) are due is payable monthly and on the maturity date (June 20, 2014) all remaining principal and interest is due. This is personally guaranteed by the Company’s CEO and the Company guaranteed the loan by using its intellectual property right on four patents owned by the Company. The patents are registered as number 3142578, 1657120, 1321347 and 2512437.

On December 3, 2013, we issued a 12% convertible note to JSJ in the principal amount of $50,000. The principal amount is due on June 3, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to a price which is 55% of the average of three lowest closing price in the 10 consecutive trading days prior to the day that JSJ requests conversion. The note has a cash redemption premium of 125% of the principal amount and may be prepaid at any time by the issuer. If an Event of Default occurs and is continuing for more than thirty days, the Holder of this Note may declare this entire Note, including any interest and Default Interest and other amount due, to be due and payable immediately. At December 31, 2013, principal amount due under this convertible note amounted to $50,000.

On December 17, 2013, we and Iconic entered into a note purchase agreement, providing the issuance of a 10% convertible promissory note with the principal amount of $52,500. The note is due on December 17, 2014. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the lower of $ 0.238 or 60% of the lowest trading price in the 15 consecutive trading days prior to the date that Iconic requests Conversion. If an Event of Default occurs and is continuing with respect to the Note, the Holder may declare all of the then outstanding Principal Amount of this Note, including any interest due thereon, to be due and payable immediately without further action or notice. In the event of such acceleration, the amount due and owing to the Holder shall be increased to one hundred and fifty percent (150%) of the outstanding Principal Amount of the Note held by the Holder plus all accrued and unpaid interest, fees, and liquidated damages, if any. Additionally, this Note shall bear interest on any unpaid principal from and after the occurrence and during the continuance of an Event of Default at a rate of twenty percent (20%). At December 31, 2013, principal amount due under this convertible note amounted to $52,500.

        On January 6, 2014, we, CDI and GEL entered into a debt purchase agreement, in which GEL purchased the assigned portion $5,000 under the $ 41,711 convertible note issued by us to CDI dated on May 2012 as well as a $20,000 convertible note dated in March 2012. We issued a 12% replacement convertible note to GEL with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests conversion. During the first six months this Note is in effect, we may redeem this Note by paying to GEL an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; GEL may consider this Note immediately due and payable. In January and February 2014, GEL has fully converted this note into 230,678 shares of our common stock at an average price of $0.13 per share.

On January 6, 2014, we issued a 12% convertible note to GEL, with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests Conversion. During the first six months this Note is in effect, we may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; GEL may consider this Note immediately due and payable.

On January 6, 2014, we issued a 12% convertible note to LG, with the principal amount of $50,000, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. During the first six months this Note is in effect, we may redeem this Note by paying to LG an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. None of this note has been converted as of the date of this report.

On January 7, 2014, we, CDI and LG entered into a debt purchase agreement, in which LG purchased the assigned portion of $ 36,711 under the $ 41,711 convertible note issued by us to CDI dated in May 2012. We issued a 12% replacement convertible note to LG with the principal amount of $36,711, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. During the first six months this Note is in effect, we may redeem this Note by paying to LG an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. During January 2014, LG has fully converted this note into 376,426 shares of our common stock at $0.10 per share.

        On January 30, 2014, we, CDI and JSJ entered into an assignment agreement, in which JSJ purchased the $87,800 convertible note issued by us to CDI on May 21, 2013 and the $15,416 convertible note dated on May 10, 2013 (See Note 15 -Subsequent Events). We issued a 12% replacement convertible note to JSJ with the principal amount of $103,216, which is due on January 30, 2015. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 45% of the average of three lowest biding price in the 20 consecutive trading days prior to the date that JSJ requests conversion. This note has a cash redemption premium of 150% of the principal amount only upon approval and acceptance by JSJ, Any amount of principal on this Note which is not paid when due shall bear twelve percent (12%) interest per annum from the date thereof until the same is paid. If we fail to deliver the Shares as requested in a Conversion Notice and within three business days of the receipt thereof, there shall accrue a penalty of additional shares due to JSJ equal to 25% of the number stated in the conversion notice beginning on the fourth business day after the date of the Notice. The additional shares shall be issued and the amount of the Note retired will not be reduced beyond that stated in the conversion notice. Each additional business day beyond the fourth business day after the date of this Notice shall accrue an additional 25% penalty for delinquency, without any corresponding reduction in the amount due under the Note, for so long as we fail to provide the shares so demanded. If an event of default occurs and is continuing, JSJ may declare the entire Note, including any interest and default interest and other amounts due, to be due and payable immediately. During February and March 2014, JSJ has fully converted this note into 1,572,404 shares of our common stock at $0.07 per share.
On January 30, 2014, we and Asher entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $ 93,500, which is due on October 21, 2014. Asher is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 58% of the average of three lowest trading price in the 10 consecutive trading days prior to the date that Asher requests conversion. Any amount of principal or interest of this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Upon an event of default, the Note shall become immediately due and payable and we shall pay to Asher in full satisfaction of its obligations. None of this note has been converted as of the date of this report.

On February 13, 2014, we issued a 12% convertible note to JSJ, with the principal amount of $125,000, which is due on July 30, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to 45% of the average of lowest bid price for the 20 consecutive trading days prior to the date that JSJ requests conversion. This note has a cash redemption premium of 150% of the principal amount only upon approval and acceptance by JSJ, Any amount of principal on this Note which is not paid when due shall bear twelve percent (12%) interest per annum from the date thereof until the same is paid. If we fail to deliver the shares as requested in a conversion notice and within three business days of the receipt thereof, there shall accrue a penalty of additional shares due to JSJ equal to 25% of the number stated in the conversion notice beginning on the fourth business day after the date of the notice. The additional shares shall be issued and the amount of the note retired will not be reduced beyond that stated in the conversion notice. Each additional business day beyond the fourth business day after the date of this notice shall accrue an additional 25% penalty for delinquency, without any corresponding reduction in the amount due under the note, for so long as we fail to provide the shares so demanded. If an event of default occurs and is continuing, JSJ may declare the entire note, including any interest and default interest and other amounts due, to be due and payable immediately. None of this note has been converted as of the date of this report.

On March 17, 2014, we and LG entered into a security purchase agreement and issued an 8% convertible note in the principal amount of $ 40,000, which is due on February 25, 2015. LG is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 60% of the average of lowest closing price during the 15 consecutive trading days prior to the date that LG requests conversion. During the first 180 days this Note is in effect, we may redeem this note by paying to LG an amount equal to 150% of the unpaid principal amount of this note along with any prepaid and earned interest. This note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. None of this note has been converted as of the date of this report.

On March 17, 2014, we and entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $20,000, which is due on March 12, 2015. UF is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to the 50% of the lowest closing price during the 15 consecutive trading days prior to the date that UF requests conversion. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; UF may consider this note immediately due and payable. None of this note has been converted as of the date of this report.

On March 28, 2014, Mr. Chaojun Lin, the Deputy General Manager of BT Shantou and a member of our Board of Directors repaid to the Company RMB 2.04 million (approximately $333,857) of the working capital advances made by the Company to him of $292,943 at December 31, 2013. There is a balance of approximately $41,000 due to Mr. Chaojun Lin as of the date of this report.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Positions
Wei Lin	43	Chief Executive Officer and Chairman of the Board of Directors
Jiale Cai	35	Chief Financial Officer
Chaojun Lin	51	Director
Chaoqun Xian	32	Director

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

Wei Lin. Mr. Lin has over 17 years of experience in the operation and management of companies engaged in the sale and distribution of toys and product development.

Chaojun Lin. Mr. Lin has over 19 years of experience in the operation and management of a variety of companies engaged in sales and marketing.

Chaoqun Xian. Ms. Xian has over 9 years of experience in the marketing and sales management in the toy distribution business.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally U.S. GAAP and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2013.

ITEM 11.                       EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2013.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Wei Lin, Chief Executive Officer and Chairman of the Board of Directors(1)	2013 2012	34,890 32,862	- -	- -	- -	- -	- -	- -	34,890 32,862

(1)           Mr. Wei Lin has served as our Chief Executive Officer since December 30, 2011.  His compensation in 2013 and 2012 include amounts paid by BT Shantou. All amounts are approximate, were paid in RMB and assume a conversion rate of RMB 6.19 to U.S. $1.00.  The amounts paid to Mr. Wei Lin in 2013 and 2012 excludes the following::
•       Approximately $288,000, respectively, paid to him by BT Brunei for his interest in BT Shantou in 2012,
•       $0.5 million and $0.9 million, respectively, purchase from Xinzhongyang, a related party controlled by him and or his wife for manufacture of the Big Tree Magic Puzzle (3D) in 2013 and 2012;
•       a security deposit of $57,133 paid in 2012 to related parties controlled by him and or his wife for a lease on our new showroom;
•       $244,245 and $11,430, respectively, paid to related parties controlled by him and or his wife for the leasing of facilities; and
•       approximately $1,630,580 and $262,000 advanced to a company controlled by Mr. Lin and his wife for working capital , all of which is outstanding at December 31, 2013 and 2012.

How our Chief Executive Officer’s compensation is determined

In December 2011 we entered into an employment agreement with Mr. Lin.  Mr. Lin’s compensation for 2012 was determined pursuant to the terms of a one year employment agreement between Mr. Lin and BT Shantou. Under the terms of this agreement, Mr. Lin received monthly base compensation of RMB15,000 ($2,423) from January 2012 through March 2012 and RMB18,000 ($2,908) from April 2012 to December 2012.  He is entitled to certain insurance benefits and paid holiday and vacation time. The agreement may be terminated upon certain conditions by either party, in which event there are no severance or other payment due. We expect to sign a new employment agreement with Mr. Lin in the near future upon terms and conditions to be determined. As Mr. Lin is a member of our Board of Directors, the employment agreements with him are not negotiated on an arm-length basis. In December 2012, Mr. Lin and the Company decided to extend the employment agreement at the compensation of RMB 18,000 (approximately $2,908) per months till the end of 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our named executive officer outstanding as of December 31, 2013:

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

Stock Option Plan

On November 28, 2004, we adopted the 2004 Incentive Stock Option Plan (the "Plan"). The Plan, as amended, provides options to be granted, exercisable for a maximum of 7,000,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted, the expiration date, and the vesting period, pursuant to this plan, are determined by a committee of the Board of Directors.  At December 31, 2013, we had no options outstanding. The Plan expires on December 1, 2014.

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

At May 12, 2014, we had 12,529,700 shares of issued and 12,529,700 shares of outstanding common stock. The following table sets forth information known to us as of December 31, 2013 relating to the beneficial ownership of shares of our voting securities by:

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

	Common Stock
Name of Beneficial Owner	Number of Shares	% of Class
Wei Lin (1)	4,100,000	32.7%
Chaojun Lin	400,000	3.2%
Chaoqun Xian	400,000	3.2%
Jiale Cai	400,000	3.2%
All officers and directors as a group (four persons) (1)	5,300,000	42.3%

(1)             Mr. Lin is the Chief Executive Officer of our company and a member of the board of directors. The number of shares he owned includes 1,600,000 shares that are held by his wife and children over which he has voting and dispositive control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2013.

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

From time to time, we engage in business transactions with related parties. During 2013 and 2012, these related party transactions included:

Transactions with Universal Toys

•
We purchase products from Universal Toys that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During 2013 and 2012, we purchased $0.2 million and $2.0 million from Universal Toys, respectively, and at December 31, 2013 we owed that company $0.  Under the terms of a purchase agreement, the Company agrees to purchase various products from Universal Toys, Universal Toys fills the purchase order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers/vendors, and

•	We advance funds to Universal Toys for prepayments for purchases of toy products not yet received. At December 31, 2013 and 2012, advances to Universal Toys were $0 and $64,943, respectively.

Transactions with Xinzhongyang

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang, a company owned by our CEO Mr. Lin and his wife, Guihong Zheng, to produce the Big Tree Magic Puzzle (3D). We purchased $0.9 million from Xinzhongyang during 2012 and $0.5 million in 2013. We advanced funds to Xinzhongyang for prepayments for purchases of toy products not yet received. At December 31, 2013 and 2012, these advances to Xinzhongyang were $0 and $464,205 respectively

During 2012, Xinzhongyang advanced us funds for working capital purposes and we made repayments of such advances. During 2012, Xinzhongyang advanced us approximately $6.0 million and we repaid Xinzhongyang approximately $6.5 million. During 2012, Xinzhongyang entered into an offset agreement with Mr. Lin whereby the excess amounts repaid by us to Xinzhongyang amounting to approximately $524,000 were offset against amount that we owed to Mr. Lin.   At December 31, 2013 and 2012, amounts payable to Xinzhongyang amounted to $0 and $0, respectively.

Additionally, from time to time, BT Shantou receives advances from and makes advances to Xinzhongyang, for working capital purposes. At times the total payment the Company repaid to Xinzhongyang exceeds the total balance due to Xinzhongyang.  Xinzhongyang is under the common control of Mr. Lin and his wife. At December 31, 2013 and 2012, amounts due from Xinzhongyang amounted to $1,630,580 and $261,970, respectively. The Company accounted for and presented the advances due from related party as a reduction of stockholders’ equity in accordance with the guidance of ASC 505-10-45. It is possible that these working capital advances made by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Xinzhongyang will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

For the years ended December 31, 2013 and 2012, due from related party activity for Xinzhongyang is reflect in shareholder equity and consisted of the following:

Balance, December 31, 2011	$-
Working capital advances made to Xinzhongyang	2,172,606
Repayments made by Xinzhongyang	(1,910,636)
Effect of foreign currency exchange	-
Balance, December 31, 2012	261,970
Working capital advances made to Xinzhongyang	4,149,784
Repayments made by Xinzhongyang	(2,789,350)
Effect of foreign currency exchange	8,176
Balance, December 31, 2013	$1,630,580

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

Below is a table which provides the detail of amounts due to related parties including payments for the purchase price of equity interest in BT Shantou as well as working capital advances and repayments made during 2012 and 2013:

	Wei Lin	Guihong Zheng	Xinzhongyang	Total
Balance, December 31, 2011 - Due to related parties	$794,420	$28,845	$-	$823,265
Working capital advances received	2,197,453	-	6,016,436	8,213,889
Repayments made	(2,212,495)	-	(6,540,353)	(8,752,848)
Payment for acquisition	(261,623)	(29,069)	-	(290,692)
Amount offset pursuant to offset agreement	(523,917)	-	523,917	-
Effect of foreign currency exchange	6,162	224	-	6,386
Balance, December 31, 2012 - Due to related parties	-	-	-	-
Working capital advances received	2,030,515	-	-	2,030,515
Repayments/advances made	(1,585,766)	-	-	(1,585,766)
Effect of foreign currency exchange	-	-	-	-
Balance, December 31, 2013 - Due to related parties	$444,749	$-	$-	$444,749

.Related party operating leases

•
BT Shantou leases its principal executive offices and our toy showroom from Yunjia, a company owned by Mr. Lin and his wife. During 2013 and 2012, we paid Yunjia RMB 72,000 ($11,631) and RMB 72,000 ($11,430) in rental expense, respectively.

•
Effective October 1, 2012, BT Shantou leased a new showroom from Shantou Youbang International Supervise Center, Co., Ltd., a company owned by Ms. Zheng, for an annual rent of RMB 1,440,000 (approximately $232,614 at December 31, 2013). In connection with this lease, in 2012 we paid a security deposit to Shantou Youbang of RMB 360,000 ($57,133 at December 31, 2012 and $58,916 at December 31, 2013). For the years ended December 31, 2013 and 2012, rent expense related to this showroom amounted to $232,614 and $0, respectively.

Others

As of December 31, 2012, we advanced Ms. Zheng $1,484 for business expenses and travel which is reflected on the accompanying consolidated balance sheet as prepaid expenses.

Mr. Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004 and a member of our Board of Directors since December 30, 2011. During 2012, we repaid Mr. Chaojun  Lin approximately $12,600 for amount due to him at December 31, 2011. The balance due from Mr. Chaojun Lin as December 31, 2013 amounted to $292,943 as was reflected on the balance sheet as due from related party in current assets. It is possible that these funds advance by us to him could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. On March 28, 2014, Mr. Lin repaid these funds to the Company (See Note-15 Subsequent Events).

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

	Years Ended December 31,
Category	2013	2012
Audit Fees	$100,500	$82,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$100,500	$82,500

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

4.2	Big Tree Group, Inc. 2013 Employee and Consultant Compensation Plan – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 10, 2013.
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

10.13
Consulting Agreement dated December 30, 2011 between Transax International Limited and China Direct Investments, Inc. and Capital One Resource Co., Ltd. – Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 6, 2012.

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

10.28	Employment Agreement dated January 1, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011.
10.29	Employment Agreement dated December 31, 2011 between Shantou Big Tree Toys Co., Ltd. and Wei Lin Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011.*
10.30	Consulting Agreement dated January 3, 2013 between Big Tree Group, Inc. and Dore Perler – Incorporated by reference to the Annual Report on Form 10-K as filed on May 14, 2013.
10.31
Translation of Loan Agreement dated November 2, 2102 between Shantou Big Tree Toys Co., Ltd. and Guangfa Bank Co., Ltd. Shantou Zhongshan Branch – Incorporated by reference to the Annual Report on Form 10-K as filed on May 14, 2013.

10.32
Consulting Agreement dated as of September 12, 2012 by and between Transax International Limited and Pearl Group Advisors, Inc. – Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2012.

10.33
Translation of lease agreement dated September 30, 2012 between Big Tree International Co., Ltd and Shantou Youbang International Supervise Center, Co., Ltd. – Incorporated by reference to the Annual Report on Form 10-K as filed on May 14, 2013.

10.34	Translated Loan Agreement dated November 26, 2013 between BT Shantou and Bank of China Co., Ltd. Shantou Branch. *
10.35	Translated Loan Agreement dated December 21, 2013 between BT Shantou and and Guangdong Huaxing Bank Co., Ltd.*
10.36	Translated Line of Credit Agreement entered by BT Shantou and Bank of China Co., Ltd. Shantou Branch. *
10.37	Translated Pledge Agreement entered by BT Shantou and Bank of China Co., Ltd. Shantou Branch. *

10.38	$50,000 Convertible Note issued by the Company to JSJ dated by December 3, 2013 *
10.39	Note purchase agreement dated December 17, 2013 between Iconic and the Company. *
10.40	$ 52,500 Convertible Note issued by the Company to Iconic dated by December 17, 2013. *
10.41	$25,000 Convertible Note issued by the Company to GEL dated by January 6, 2014 *
10.42	$25,000 Convertible Note issued by the Company to GEL dated by January 6, 2014 *
10.43	Debt Purchase Agreement entered by the Company, CDI and GEL on January 6, 2014. *
10.44	$36,711 Replacement Convertible Note issued by the Company to LG by January 7, 2014 *
10.45	$50,000 Convertible Note issued by the Company to LG dated by January 6, 2014 *
10.46	Debt Purchase Agreement entered by the Company, CDI and LG on January 7, 2014. *
10.47	Assignment Agreement entered by the Company, CDI and JSJ on January 30, 2014. *
10.48	$103,216 Replacement Convertible Note issued by the Company to JSJ by January 30, 2014 *
10.49	$93,500 Convertible Note issued by the Company to Asher on January 30, 2014. *
10.50	$125,000 Convertible Note issued by the Company to JSJ on February 13, 2014 *
10.51	$40,000 Convertible Note issued by the Company to LG on March 17, 2014 *
10.52	$20,000 Convertible Note issued by the Company to UF on March 17, 2014 *
14.1	Code of Ethics - Incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form SB-2 as filed with the SEC on May 9, 2006.

21.1	Subsidiaries of the Registrant. - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

BIG TREE GROUP INC.

Dated: May 13, 2014	By: /s/ Wei Lin
Wei Lin, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Lin	Chief Executive Officer and Chairman of the Board of Directors, principal executive officer	May 13, 2014
Wei Lin

/s/ Jiale Cai	Chief Financial Officer, principal financial and accounting officer	May 13, 2014
Jiale Cai

/s/ Chaojun Lin	Director	May 13, 2014
Chaojun Lin

/s/ Chaoqun Xian	Director	May 13, 2014
Chaoqun Xian

BIG TREE GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Financial Statements:

Consolidated Balance Sheets:
As of December 31, 2013 and 2012	F - 3

Consolidated Statements of Operations and Comprehensive Income:
For the Years Ended December 31, 2013 and 2012	F - 4

Consolidated Statements of Changes in Shareholders' Equity:
For the Years Ended December 31, 2013 and 2012	F - 5

Consolidated Statements of Cash Flows:
For the Years Ended December 31, 2013 and 2012	F - 6

Notes to Consolidated Financial Statements	F - 7 to F - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Tree Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Big Tree Group, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Big Tree Group, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the Company has restated its 2012 consolidated financial statements to correct errors in accounting for corporate income and employment taxes.

/s/ RBSM LLP

New York, New York
May 13, 2014

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS		(As Restated)
CURRENT ASSETS:
Cash	$220,585	$22,167
Restricted Cash	4,910	-
Accounts receivable, net of allowance of $291,011 and $54,135, respectively	9,171,976	4,554,077
Inventories	134,699	1,327,342
Other receivables	1,181,321	1,202,750
Prepaid expenses	56,754	171,629
Due from related party	292,943	-
Advances to suppliers - related parties	-	529,148
Advances to suppliers	113,792	574,219
Total Current Assets	11,176,980	8,381,332

Security deposit - related party	58,916	57,133
Property and equipment, net	131,198	201,757
Intangible assets, net	7,751	10,592
Total Assets	$11,374,845	$8,650,814

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,286,443	$2,003,390
Loans payable	4,303,659	3,650,156
Convertible loans payable	205,716	-
Derivative liabilities	182,096	-
Advances from customers	124,851	142,125
Salaries payable	426,186	238,239
Other payables	569,995	300,525
Taxes payable	1,133,075	865,552
Due to related parties	444,749	-
Total Current Liabilities	10,676,770	7,199,987

Loans payable- related party - long term	-	61,711
Total Liabilities	10,676,770	7,261,698

SHAREHOLDERS' EQUITY:
Preferred stock No par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.00001 par value; 100,000,000 shares authorized;
10,350,192 and 10,200,179 shares issued and outstanding at
December 31, 2013 and December 31, 2012, respectively	104	102
Additional paid-in capital	302,399	207,900
Retained earnings	1,964,561	1,454,487
Accumulated other comprehensive income (loss)	61,591	(11,403)
Advances due from related party	(1,630,580)	(261,970)
Total Shareholders' Equity	698,075	1,389,116
Total Liabilities and Shareholders' Equity	$11,374,845	$8,650,814

See accompanying notes to consolidated financial statements.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2013	2012
		(As Restated)
Revenues	$39,727,002	$33,888,635
Cost of revenues	35,513,691	30,361,609
Gross profit	4,213,311	3,527,026

OPERATING EXPENSES:
Selling expenses	744,570	655,458
Rent - related party	244,245	11,422
General and administrative	1,621,637	1,278,697
Total operating expenses	2,610,452	1,945,577
Operating income	1,602,859	1,581,449

OTHER INCOME (EXPENSES):
Other income (expenses)	(116,867)	(290,254)
Realized (loss) gain from foreign currency exchange	(179,069)	1,990
Gain from change in fair value of derivative liabilities	43,265	-
Interest expense, net	(501,762)	(30,677)
Total other expenses	(754,433)	(318,941)

Income before income taxes	848,426	1,262,508
Income taxes	(338,352)	(435,912)
Net income	$510,074	$826,596

COMPREHENSIVE INCOME:
Net income	$510,074	$826,596
Foreign currency translation income	72,994	1,255

COMPREHENSIVE INCOME	$583,068	$827,851

NET INCOME PER COMMON SHARE
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,348,956	10,060,288
Diluted	11,153,187	10,060,288

See accompanying notes to consolidated financial statements.

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2013 and 2012

											Total shareholders' equity
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Advances due from related party	Retained earnings	Accumulated other comprehensive income (loss)
Balance, December 31, 2011 , as restated	3,362,749	$-	6,500,000	$-	137,430	$1	$-	$-	$627,891	$(12,658)	$615,234

Common stock issued for services	-	-	-	-	200,000	2	207,999	-	-	-	208,001
Conversion of Series B and C preferred stock	(3,362,749)	-	(6,500,000)	-	9,862,749	99	(99)	-	-	-	-
Working capital advances made to related party, net					-	-	-	(261,970)	-	-	(261,970)
Net income for the year	-	-	-	-	-	-	-	-	826,596	-	826,596
Comprehensive income	-	-	-	-	-	-	-	-	-	1,255	1,255
Balance, December 31, 2012, as restated	-	-	-	-	10,200,179	102	207,900	(261,970)	1,454,487	(11,403)	1,389,116

Common stock issued for services	-	-	-	-	150,000	2	94,499	-	-	-	94,501
Fractional rounding	-	-	-	-	13	-	-	-	-	-	-
Working capital advances made to related party, net	-	-	-	-	-	-	-	(1,368,610)	-	-	(1,368,610)
Net income for the year	-	-	-	-	-	-	-	-	510,074	-	510,074
Comprehensive income	-	-	-	-	-	-	-	-	-	72,994	72,994
Balance, December 31, 2013	-	$-	-	$-	10,350,192	$104	$302,399	$(1,630,580)	$1,964,561	$61,591	$698,075

BIG TREE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated)
Net income	$510,074	$826,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	79,566	61,852
Non-cash Interest expense	225,361	-
Gain from change in fair market value of derivative liabilities	(43,265)	-
Stock-based compensation	94,501	208,000
Bad debt expense	232,144	27,331
Loss on disposal of property and equipment	3,313	-
Changes in operating assets and liabilities:
Accounts receivable	(4,650,001)	(1,569,192)
Advances to suppliers	472,158	(529,223)
Advances to suppliers-related parties	538,602	(461,841)
Prepaid expenses and other current assets	176,855	(1,068,677)
Inventories	1,218,101	(1,326,153)
Security deposit-related party	-	(57,112)
Restricted cash	(4,846)	-
Accounts payable and accrued expenses	1,296,343	1,065,522
Other payables	259,443	284,161
Salaries payable	178,176	163,746
Taxes payable	237,397	466,230
Advances from customers	(21,428)	(806,983)
Net cash provided by (used in) operating activities	802,494	(2,715,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	5,654	-
Purchase of property and equipment	(9,079)	(127,626)
Net cash used in investing activities	(3,425)	(127,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	2,118,305	8,224,466
Repayment of related parties advances	(1,663,894)	(8,765,539)
Payments of obligation due to related parties for acquisition of BT Shantou	-	(290,692)
Working capital advance paid to related party, net	(1,342,831)	(261,875)
Advances to related party	(289,153)	-
Proceeds from convertible loans payable	102,500	-
Proceeds from loans payable	471,690	3,710,536
Net cash (used in) provided by financing activities	(603,383)	2,616,896

Effect of exchange rate on cash	2,732	1,920
Net increase (decrease) in cash	198,418	(224,553)
Cash - beginning of year	22,167	246,720
Cash - end of year	$220,585	$22,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$72,269	$12,424
Cash paid for interest	$268,481	$30,083
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable reclassified to convertible debt	$87,800	$-
Other payable reclassified to convertible debt	$15,416	$-
Amount due from related party offset pursuant to offset agreement with another related party	$-	$523,917

See accompanying notes to consolidated financial statements.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND OPERATIONS

The Company

Big Tree Group, Inc. (formerly Transax International Limited) (“we”, “us”, “our,” or the "Company") was incorporated in the State of Colorado in 1987. Effective December 11, 2012, we changed our name to Big Tree Group, Inc. Prior to December 2011, the Company, through its subsidiary, Medlink Conectividade em Saude Ltda (“MedlinkConectividade?? was an international provider of information network solutions specifically designed for healthcare providers and health insurance companies. On April 4, 2011, pursuant to a Quota Purchase and Sale Agreement amongst Transax Limited, QC Holding I Participacoes S.A., a corporation organized under the laws of Brazil (“QC Holding”), and MedlinkConectividade, the Company sold 100% of its interest in MedlinkConectividade to QC Holding. From April 4, 2011 until December 30, 2011, we had nominal assets, no revenues and limited operations consisting of financial reporting, general administration, and seeking new business opportunities with a merger candidate.

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

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiaries. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. We sources a wide variety of toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showrooms located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showrooms and choose from the displayed toy samples provided by our manufacturing partners.

In 2009, BT Shantou developed a proprietary construction toy consisting of plastic pieces that can plug-in together to make a wide variety of objects, and which we refer to as the Big Tree Magic Puzzle (3D).   We registered the patents for its utility model and appearance design in Hong Kong and mainland China during 2010 and 2011. On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with a toy manufacturer Shantou Xinzhongyang Toy Industrial Co., Ltd.  (“Xinzhongyang”), a related party, to produce this proprietary toy under the name of Big Tree Educational Magic Puzzle (the “Big Tree Magic Puzzle”).

Basis of presentation

The accompanying consolidated financial statements and related notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements as of and for the years ended December 31, 2013 and 2012, reflect the  consolidated financial position and result of operations of the Company and its wholly-owned subsidiaries, BT Brunei and BT Shantou. All significant intercompany accounts and transactions have been eliminated in consolidation.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Our functional currency is the Chinese Renminbi (“RMB”).  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 830-20-35, the consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the statement of operations.  Net gains and losses resulting from foreign exchange transactions were included in the consolidated statements of operations and comprehensive income.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss within shareholders’ equity.

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

December 31, 2013:
Balance sheet	RMB 6.1104 to $1.00
Statement of operations and comprehensive income	RMB 6.1905 to $1.00
December 31, 2012:
Balance sheet	RMB 6.3011 to $1.00
Statement of operations and comprehensive income	RMB 6.3034 to $1.00

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the years ended December 31, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, the valuation of derivative liability, and the valuation of stock-based compensation.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivables, prepaid expenses, advances to suppliers, accounts payable and accrued expenses, loans payable, advances to customers, and other payables approximate their fair market value based on the short-term maturity of these instruments.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

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

The following table reflects changes for the year ended December 31, 2013 for all financial assets and liabilities categorized as Level 3 as of December 31, 2013.

Liabilities:
Balance of derivative liabilities as of January 1, 2013	$-
Initial fair value of derivative liabilities attributable to conversion feature	225,361
Gain from change in the fair value of derivative liabilities	(43,265)
Balance of derivative liabilities as of December 31, 2013	$182,096

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of the amount of probable credit losses in our existing accounts receivable. We determined the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expense. Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. For the years ended December 31, 2013 and 2012, the allowance for doubtful account totaled $291,011 and $54,135, respectively.

Inventories

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories if inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand. For the years ended December 31, 2013 and 2012, there were no charges for inventory reserve provision.

Prepaid expenses

Prepaid expenses primarily consist of prepaid advertising expenses and prepaid consulting fee.

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

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

Impairment of long-lived assets

In accordance with ASC 360, our long-lived assets, which include property and equipment and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of December 31, 2013 and 2012.

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	2013			2012
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$39,546,250	$-	$39,546,250	$33,308,254	$-	$33,308,254
Net Revenues from sales reported on net basis	-	180,752	180,752	-	580,381	580,381
Total Revenues	$39,546,250	$180,752	$39,727,002	$33,308,254	$580,381	$33,888,635

(1)           Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 13 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

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

Big Tree International Co., Ltd. (“BT Brunei”) was incorporated in the State of Brunei Darussalam, and may be subject to China incomes taxes pursuant to EIT Law as a non-resident company.

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2013, we had accrued China income taxes on taxable income generated by BT Brunei as a non-resident China company. We have not paid such taxes and we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that BT Brunei is not subject to such taxes in China. There is no assurance that we can reach such a conclusion and we may be required to pay such income taxes. We had no other uncertain tax positions, and will continue to evaluate for uncertain positions in the future. (See Note 16)

Value added taxes

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

Shipping costs

Shipping costs are included in selling expenses and totaled $175,869 and $74,195 for the years ended December 31, 2013 and 2012, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2013 and 2012, advertising expense amounted to $98,211 and $147,542, respectively.

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

Net income per share of common stock

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. In 2012, both basic and diluted weighted-average number of common shares included the 3,362,749 shares of Series B convertible preferred shares issued in connection with the pre-merger transactions and the 6,500,000 shares of Series C convertible preferred shares issued in connection with the Shares Exchange Transaction as if the common shares are issued at the issuance date in connection with the pre-merger transactions and are issued at the earliest period presented or retroactively restated as a result of recapitalization since these convertible preferred shares have automatic conversion feature and were converted in December 2012.  As of December 31, 2013 and 2012, we did not have any common stock equivalents and potentially dilutive common shares other than the Series B and C convertible preferred shares which have been included in the basic earnings per share computation. Potentially dilutive common shares consist of common stock issuable upon conversion of outstanding convertible debt (using the as-if converted method).  The following table presents a reconciliation of basic and diluted net income per common share:

	Years Ended December 31,
	2013	2012
		(As Restated)
Net income available to common shareholders for basic and diluted net income per common share	$510,074	$826,596

Weighted average common shares outstanding – basic	10,348,956	10,060,288
Effect of dilutive securities:
Convertible debt	804,231	-
Weighted average common shares outstanding– diluted	11,153,187	10,060,288
Net income per common share - basic	$0.05	$0.08
Net income per common share - diluted	$0.05	$0.08

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

NOTE 3 - OTHER RECEIVABLES

Other receivable mainly consists of export tax refund receivable from China's State Administration of Taxation. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The statutory tax refund rate is 15% of cost of goods sold for export sales. Other receivable consist of the following:

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Export tax refund receivable	$1,169,702	$1,189,971
Others	11,619	12,779
Total	$1,181,321	$1,202,750

In November 2013, Bank of China Co., Ltd Shantou Branch (“BOC”) and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 (approximately $1,636,554 at December 31, 2013) expiring on May 21, 2014. Under the term of this line of credit agreement, BT Shantou entered onto a pledge agreement which uses the pending export tax refund receivable as security for the line of credit (See Note 7).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2013	December 31, 2012

Office equipment	5 Years	$38,305	$34,639
Vehicles	5 Years	52,370	79,920
Machinery and equipment	3 Years	176,429	170,743
		267,104	285,302
Less: accumulated depreciation		(135,906)	(83,545)
		$131,198	$201,757

Depreciation expenses amounted to $76,435 and $58,776 for the years ended December 31, 2013 and 2012, respectively.

The Company recognized a loss from sales/disposal of $3,313 on certain property and equipment during the year ended December 31, 2013.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011, which is amortized on a straight line basis during its useful life of 5 years. For the years ended December 31, 2013 and 2012, amortization expenses amounted to $3,131 and $3,076, respectively.

NOTE 6 – ADVANCE FROM CUSTOMERS

Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $124,851 and $142,125 as of December 31, 2013 and 2012, respectively.

NOTE 7 – LOANS PAYABLE

In March and May 2012, we entered into two-year promissory note agreements for $20,000 and $41,711 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $61,711. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $41,711 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of the Company’s securities to raise capital. The loans bear interest at 2% per annum. For the years ended December 31, 2013 and 2012, interest expense related to these loans amounted to $1,341 and $668, respectively. In January 2014, these notes were assigned to third parties (See Note 15 – Subsequent Events).

On November 2, 2012, we borrowed RMB 23,000,000 ($3,764,074 and $3,650,156 at December 31, 2013 and 2012, respectively) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and was due on November 2, 2013. In October 2013, the loan due date was verbally extended to April 17, 2014 and the annual interest rate was increased to 7.28%, If the loan is not paid by the due date, the default annual interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang International Express Supervision Center Co., Ltd., a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and by a personal guarantee of Xinna Cai, the legal representative of BT Shantou.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

        In November 2013, Bank of China Co., Ltd Shantou Branch (“BOC" and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 (approximately $1,636,554 at December 31, 2013) expiring on May 21, 2014. Under the term of this line of credit agreement, Mr. Wei Lin the CEO of the Company and Ms. Xinna Cai, the legal representative of BT Shantou have both signed personal guarantee agreements with BOC to guarantee this debt. BT Shantou also entered onto a pledge agreement which uses the pending export tax refund receivable as security for the line of credit. On November 26, 2013, BOC provided a short term loan with the principal amount of RMB 3.4 million to BT Shantou under the line of credit. The loan term is six months with the annual interest rate of 7.28%, the due amount will be directly transfer from BT Shantou’s export tax refund receivable escrow account to BOC on the due date. Through December 31, 2013, BT Shantou has repaid RMB 2.48 million Yuan, the remaining balance is RMB 920,000 ($150,563 at December 31, 2013).

On December 21, 2013, we borrowed RMB 2,000,000 ($327,311 at December 31, 2013) from Guangdong Huaxing Bank. The loan bears annual interest at the Chinese benchmark interest rate plus 30% of the Chinese benchmark interest rate rate (7.28% at December 31, 2013). Pursuant to the loan terms, aggregate principal and interest payments of RMB 300,000 (approximately $49,100) are due is payable monthly and on the maturity date (June 20, 2014) all remaining principal and interest is due. This is personally guaranteed by the Company’s CEO and the Company guaranteed the loan by using its intellectual property right on four patents owned by the Company. The patents are registered as number 3142578, 1657120, 1321347 and 2512437.
NOTE 8 – RELATED PARTY TRANSACTIONS

Prepaid expense - related party

From time to time we advance funds to related parties for business travel and expenses. On December 31, 2013 and 2012, we advanced Guihong Zheng $0 and $1,484 for business expenses, respectively, which has been included in prepaid expenses on the accompanying consolidated balance sheets.

Advances to suppliers – related parties

We purchase products from Universal Toys Trading (Hong Kong) Limited (“Universal Toys”) that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During 2013 and 2012, we purchased $0.2 million and $2 million from Universal Toys and at December 31, 2013 and 2012, we owed Universal Toys $0 and $0, respectively.  The Company agreed to purchase various products from Universal Toys, Universal Toys fills the purchaser order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers / vendors.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang Toys Industrial Co. Ltd., (“Xinzhongyang”) to produce the Big Tree Magic Puzzle (3D). Mr. Lin, our Chief Executive Officer and Ms. Guihong Zheng, his wife own Xinzhongyang. During the years ended December 31, 2013 and 2012, we purchased $0.5 million and $0.9 million from Xinzhongyang, respectively.

Advances to suppliers – related parties reflect prepayments to the above related party suppliers for purchases of toy products not yet received. As of December 31, 2013 and 2012, advances to suppliers – related parties consisted of the following:

	December 31, 2013	December 31, 2012
Advances to supplier - Universal Toys	$-	$64,943
Advances to supplier - Xinzhongyang	-	464,205
Total	$-	$529,148

Due from related party

From time to time, BT Shantou receives advances from and makes advances to Xinzhongyang, for working capital purposes. At times the total payment the Company repaid to Xinzhongyang exceeds the total balance due to Xinzhongyang.  Xinzhongyang is under the common control of Mr. Lin and his wife. At December 31, 2013 and 2012, amounts due from Xinzhongyang amounted to $1,630,580 and $261,970, respectively. The Company accounted for and presented the advances due from related party as a reduction of stockholders’ equity in accordance with the guidance of ASC 505-10-45. It is possible that these working capital advances made by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Xinzhongyang will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, due from related party activity for Xinzhongyang is reflect in shareholder equity and consisted of the following:

Balance, December 31, 2011	$-
Working capital advances made to Xinzhongyang	2,172,606
Repayments made by Xinzhongyang	(1,910,636)
Effect of foreign currency exchange	-
Balance, December 31, 2012	261,970
Working capital advances made to Xinzhongyang	4,149,784
Repayments made by Xinzhongyang	(2,789,350)
Effect of foreign currency exchange	8,176
Balance, December 31, 2013	$1,630,580

Mr. Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004 and a member of our Board of Directors since December 30, 2011. The balance due from Mr. Chaojun Lin as December 31, 2013 amounted to $292,943 as was reflected on the consolidated balance sheet as due from related party in current assets. It is possible that these funds advance by us to him could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. On March 28, 2014, Mr. Lin repaid these funds to the company. (See Note-15 Subsequent Events).

Due to related parties

From time to time we received advances from related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the years ended December 31, 2013 and 2012, due to related parties’ activities consisted of the following:

	Wei Lin (1)	Guihong Zheng (2)	Chaojun Lin (3)	Xinzhongyang (4)	Total
Balance, December 31, 2011	$794,420	$28,845	$12,594	$-	$835,859
Working capital advances	2,197,453	-	-	6,016,436	8,213,889
Repayments	(2,212,495)	-	(12,692)	(6,540,353)	(8,765,540)
Payment on remaining balance on the acquisition	(261,623)	(29,069)	-	-	(290,692)
Amount offset pursuant to offset agreement	(523,917)	-	-	523,917	-
Effect of foreign currency exchange	6,162	224	98	-	6,484
Balance, December 31, 2012	-	-	-	-	-
Working capital advances	2,030,515	-	-	-	2,030,515
Repayments	(1,585,766)	-	-	-	(1,585,766)
Effect of foreign currency exchange	-	-	-	-	-
Balance, December 31, 2013	$444,749	$-	$-	$-	$444,749

(1)
Mr. Wei Lin is our chief executive officer and Chairman of the Board.  At December 31, 2013 and 2012, balances due to Mr. Lin primarily consisted of advances for working capital and amounts due to Mr. Lin for the acquisition of BT Shantou by BT Brunei.

(2)
Ms. Guihong Zheng is a principal shareholder of Yunjia Fashion Clothing Co., Ltd. (“Yunjia”), an apparel company, a shareholder in Xinzhongyang, and the shareholder of Shantou Youbang International Supervise Center, Co., Ltd. Ms. Guihong Zheng is Mr. Wei Lin’s wife.

(3)
Mr. Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004 and a member of our Board of Directors since December 30, 2011. The balance due from Mr. Chaojun Lin as December 31, 2013 amounted to $292,943 as was reflected on the consolidated balance sheet as due from related party in current assets and as disclosed above under "Due from related party". It is possible that these funds advance by us to him could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. On March 28, 2014, Mr. Lin repaid these funds to the company. (See Note-15 Subsequent Events).

(4)
During 2012, Xinzhongyang advanced us funds for working capital purposes and we made repayments of such advances. During 2012, Xinzhongyang advanced us approximately $6.0 million and we repaid Xinzhongyang approximately $6.5 million. During 2012, Xinzhongyang entered into an offset agreement with Mr. Wei Lin whereby the excess amounts repaid by us to Xinzhongyang amounting to approximately $524,000 were offset against amount that we owed to Mr. Wei Lin.   At December 31, 2013 and 2012, amounts payable to Xinzhongyang amounted to $0 and $0, respectively.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

Operating lease– related parties

BT Shantou leases its principal executive offices and our first toy showroom from Yunjia, a company owned by Mr. Lin and his wife, Guihong Zheng. During 2013 and 2012, we paid Yunjia RMB72,000 and RMB 72,000 (approximately $11,631 and $11,430), respectively, in rent expense and is included in general and administrative expenses. The lease expires on December 31, 2021.

Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $232,614). The lease of the showroom expires on December 31, 2017.  In connection with this lease, we paid a security deposit to Shantou Youbang of RMB 360,000 ($58,916 and $57,133 at December 31, 2013 and 2012, respectively) which is reflected as a security deposit – related party on the accompanying consolidated balance sheets. For the years ended December 31, 2013 and 2012, rent expense related to this showroom amounted to $232,614 and $0, respectively.

NOTE 9 – CONVERTIBLE LOANS PAYABLE

On May 10, 2013 and May 21, 2013, the Company issued 2% convertible note agreements to China Direct Investments, Inc. (“CDI" for principal amounts of $15,416 and $87,800, respectively, for an aggregate principal amount of $103,216 (the "CDI Convertible Notes"). CDI is entitled, at its option, at any time after the issuance of the CDI Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 80% of the lowest trading price of any day during the 10 consecutive trading days prior to the date that CDI requests conversion. Pursuant to ASB Topic 470-20-525 (Debt with conversion and other options), since the CDI Convertible Notes had fixed conversion percentages of 80% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $25,804 since the CDI Convertible Notes are convertible for the conversion premium and recorded interest expense of $25,804. Subsequent to December 31, 2013, on January 30, 2014, the Company, CDI and JSJ entered into an assignment agreement, in which JSJ purchased the $87,800 convertible note issued by the Company to CDI dated on May 21, 2013 and the $15,416 convertible note dated on May 10, 2013 (See Note 15 – Subsequent Events).

On December 3, 2013, the Company issued a 12% convertible note to JSJ Investments, Inc. (“JSJ”) in the principal amount of $50,000. The principal amount is due on June 3, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 55% of the average of three lowest closing price in the 10 consecutive trading days prior to the day that JSJ requests conversion. The note has a cash redemption premium of 125% of the principal amount and may be prepaid at any time by the issuer. If an Event of Default occurs and is continuing for more than thirty days, the Holder of this Note may declare this entire Note, including any interest and Default Interest and other amount due, to be due and payable immediately. At December 31, 2013, principal amount due under this convertible note amounted to $50,000.

On December 17, 2013, the Company and Iconic Holdings, LLC (“Iconic”) entered into a note purchase agreement, providing the issuance of a 10% convertible promissory note with the principal amount of $52,500. The note is due on December 17, 2014. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the lower of $ 0.238 or 60% of the lowest trading price in the 15 consecutive trading days prior to the date that Iconic requests Conversion. If an Event of Default occurs and is continuing with respect to the Note, the Holder may declare all of the then outstanding Principal Amount of this Note, including any interest due thereon, to be due and payable immediately without further action or notice. In the event of such acceleration, the amount due and owing to the Holder shall be increased to one hundred and fifty percent (150%) of the outstanding Principal Amount of the Note held by the Holder plus all accrued and unpaid interest, fees, and liquidated damages, if any. Additionally, this Note shall bear interest on any unpaid principal from and after the occurrence and during the continuance of an Event of Default at a rate of twenty percent (20%). At December 31, 2013, principal amount due under this convertible note amounted to $52,500.

In connection with the issuance of the JSJ and Iconic convertible notes above, the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the convertible instruments were accounted for as a derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $182,096 and $0 at December 31, 2013 and 2012, respectively. The gain resulting from the decrease in fair value of these convertible instruments was $43,265 and $0 for the years ended December 31, 2013 and 2012, respectively.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

 The Company used the following range of assumptions for determining the fair value of the convertible instruments at inception and as of December 31, 2013 under the Black-Scholes option pricing model:

Dividend rate	0%
Term (in years)	0.5 to 1.0 year
Volatility	607%
Risk-free interest rate	0.10% – 0.13%

At December 31, 2013 and December 31, 2012, aggregate convertible loans payable amounted to $205,716 and $0, respectively.

NOTE 10 - OTHER PAYABLE

On December 31, 2013, other payable of $569,995 consisted of accrued consulting fee, accrued shipping expense, accrued interest and penalties and employee benefit expense. On December 31, 2012, other payable of $300,525 consisted of accrued shipping, inspection fees, accrued interest and penalties, and employee benefit expense.

 NOTE 11 - STOCKHOLDERS’ EQUITY

        Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, no par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2013 and 2012, there were no shares issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of Common Stock; $0.00001 par value.  As of December 31, 2013 and 2012, there were 10,350,192 and 10,200,179 shares of common stock issued and outstanding, respectively.

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

NOTE 12 – INCOME TAXES

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

Based upon analysis of our current tax research and interpretations of China tax regulations, we have determined that BT Brunei may be considered a non-resident PRC company and may be subject to China income taxes and other payroll benefit taxes. Accordingly we have decided to accrue China income taxes and payroll benefit taxes pursuant to China tax regulations.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $4,666,000 and $3,132,000 as of December 31, 2013 and 2012, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s PRC and Brunei operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2013	2012
		(As Restated)
U.S. Operations	$(504,983)	$(465,030)
Brunei Operations (BT Brunei)	1,065,051	1,642,882
Chinese Operations (BT Shantou)	288,358	84,656
Total	$848,426	$1,262,508

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2013	2012
		(As Restated)
Federal, State and Local	$-	$-
PRC EIT tax	338,352	435,192
Total	$338,352	$435,192

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Years Ended December 31,
	2013	2012
		(As Restated)
Income tax provision at federal statutory rate	$288,000	$429,000
State income taxes, net of federal benefit	39,000	58,000
Permanent differences	70,000	84,000
U.S. tax rate in excess of foreign tax rate	(184,000)	(235,000)
Change in U.S. valuation allowance	125,000	99,000
Tax provision	$338,000	$435,000

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2013 expiring through the year 2033. Management estimates the NOL as of December 31, 2013 to be approximately $11,738,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, occurred with the Share Exchange Agreement entered into on December 30, 2011.  The NOL subject to this limitation was approximately $10,900,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Total deferred tax asset - from NOL carry forwards	$4,531,000	$4,330,000
Valuation allowance	(4,531,000)	(4,330,000)
Deferred tax asset, net of allowance	$-	$-

During 2013, the valuation allowance was increased by approximately $201,000 from the prior year.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

NOTE 13 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the years ended December 31, 2013 and 2012 are as follows:

	Net Sales		Accounts Receivable
	For the years ended December 31,		As of December 31,
	2013	2012	2013	2012
Always Trading International Limited	35.7%	27.5%	30.5%	56.4%
Poundland Far East Ltd	9.1%	8.1%	5.9%	-
Total	44.8%	35.6%	36.4%	56.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

(ii)  Vendor Concentrations

Vendor purchase concentrations for December 31, 2013 and 2012 are as follows:

	Net Purchases		Accounts Payable
	For the years ended December 31,		As of December 31,
	2013	2012	2013	2012
Jiada Toys	7.3%	8.5%	11.0%	35.1%
Guangdong Chenghai Xiongcheng Plastic Toys	3.8%	-	18.3%	19.8%
Changtai Toys (Prosperous Toys)	42.4%	41.8%	28.9%	-
Yintai International (Win Tide)	28.5%	26.7%	6.3%	-
Total	82.0%	77.0%	64.5%	54.9%

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

        At December 31, 2013 and 2012, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2013		December 31, 2012
PRC	$211,352	95.8%	$11,001	49.6%
United States	3,852	1.8%	379	1.7%
Hong Kong	5,381	2.4%	10,787	48.7%
Total cash and cash equivalents	$220,585	100.0%	$22,167	100.0%

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Effective on December 18, 2011 we have operated two mini showrooms with 570 and 600 square feet respectively located in the terminals for domestic flights and international flights in Jieyang Chaoshan International Airport. The vendor permits and leases associated with the showrooms obtained from Shantou Airport Company of Guangdong Airport Management Corporation (“GAMC”) will expire on February 17, 2015. During the term, we are obliged to pay for two mini showrooms with a combined monthly fee of RMB15,929 (approximately $2,573 as of December 31, 2013) to Shantou Airport Company, including vendor permit fee of RMB8,299 (approximately $1,341 as of December 31, 2013) rent of RMB6,540 (approximately $1,056 at December 31, 2013), and administration fee of RMB1,090 (approximately $176 as of December 31, 2013).

See Note 8 – Related Party Transactions for the detail terms on the related party operating leases of our principal executive offices and the two showroom facilities.

Future minimum rental payments required under third party and related parties operating leases are as follows:

Years Ending December 31:	Third Party	Related Parties (See Note 8)	Total
2014	$12,677	$244,245	$256,922
2015	2,113	244,245	246,358
2016	-	244,245	244,245
2017	-	244,245	244,245
2018	-	11,631	11,631
Thereafter	-	34,892	34,892
Total	$14,790	$1,023,503	$1,038,293

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

NOTE 15 – SUBSEQUENT EVENTS

On January 6, 2014, the Company, CDI and GEL Properties, LLC (“GEL”) entered into a debt purchase agreement, in which GEL purchased the assigned portion $5,000 under the $ 41,711 convertible note issued by the Company to CDI dated on May 2012 as well as a $20,000 convertible note dated in March 2012. The Company issued a 12% replacement convertible note to GEL with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests conversion. During the first six months this Note is in effect, the Company may redeem this Note by paying to GEL an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; GEL may consider this Note immediately due and payable. In January and February 2014, GEL has fully converted this note into 230,678 shares of the Company’s common stock at an average price of $0.13 per share.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

On January 6, 2014, the Company issued a 12% convertible note to GEL, with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests Conversion. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; GEL may consider this Note immediately due and payable.

On January 6, 2014, the Company issued a 12% convertible note to LG, with the principal amount of $50,000, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows:  (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the  61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the  121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest.  This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. None of this note has been converted as of the date of this report.

On January 7, 2014, the Company, CDI and LG Capital Funding, LLC (“LG”) entered into a debt purchase agreement, in which LG purchased the assigned portion of $ 36,711 under the $ 41,711 convertible note issued by the Company to CDI dated in May 2012. The Company issued a 12% replacement convertible note to LG with the principal amount of $36,711, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the  121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. During January 2014, LG has fully converted this note into 376,426 shares of the Company’s common stock at $0.10 per share.

On January 30, 2014, the Company, CDI and JSJ entered into an assignment agreement, in which JSJ purchased the $87,800 convertible note issued by the Company to CDI on May 21, 2013 and the $15,416 convertible note dated on May 10, 2013 (See Note 15 – Subsequent Events). The Company issued a 12% replacement convertible note to JSJ with the principal amount of $103,216, which is due on January 30, 2015. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 45% of the average of three lowest biding price in the 20 consecutive trading days prior to the date that JSJ requests Conversion. This note has a cash redemption premium of 150% of the principal amount only upon approval and acceptance by JSJ, Any amount of principal on this Note which is not paid when due shall bear twelve percent (12%) interest per annum from the date thereof until the same is paid. If Company fails to deliver the Shares as requested in a Conversion Notice and within three business days of the receipt thereof, there shall accrue a penalty of Additional Shares due to Holder equal to 25% of the number stated in the Conversion Notice beginning on the Fourth business day after the date of the Notice. The Additional Shares shall be issued and the amount of the Note retired will not be reduced beyond that stated in the Conversion Notice. Each additional business day beyond the Fourth business day after the date of this Notice shall accrue an additional 25% penalty for delinquency, without any corresponding reduction in the amount due under the Note, for so long as Company fails to provide the Shares so demanded. If an Event of Default occurs and is continuing, the Holder of this Note may declare the entire Note, including any interest and Default Interest and other amounts due, to be due and payable immediately. During February and March 2014, JSJ has fully converted this note into 1,572,404 shares of the Company’s common stock at $0.07 per share.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2013 and 2012

On January 30, 2014, the Company and Asher Enterprises, Inc (“Asher”) entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $ 93,500, which is due on October 21, 2014. Asher is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 58% of the average of three lowest trading price in the 10 consecutive trading days prior to the date that Asher requests Conversion. Any amount of principal or interest of this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Upon an event of default, the Note shall become immediately due and payable and the Company shall pay to Asher in full satisfaction of its obligations. None of this note has been converted as of the date of this report.

On February 13, 2014, the Company issued a 12% convertible note to JSJ, with the principal amount of $125,000, which is due on July 30, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to 45% of the average of lowest bid price for the 20 consecutive trading days prior to the date that JSJ requests conversion. This note has a cash redemption premium of 150% of the principal amount only upon approval and acceptance by JSJ, Any amount of principal on this Note which is not paid when due shall bear twelve percent (12%) interest per annum from the date thereof until the same is paid. If the Company fails to deliver the shares as requested in a conversion notice and within three business days of the receipt thereof, there shall accrue a penalty of additional shares due to JSJ equal to 25% of the number stated in the conversion notice beginning on the fourth business day after the date of the notice. The additional shares shall be issued and the amount of the note retired will not be reduced beyond that stated in the conversion notice. Each additional business day beyond the fourth business day after the date of this notice shall accrue an additional 25% penalty for delinquency, without any corresponding reduction in the amount due under the note, for so long as Company fails to provide the shares so demanded. If an event of default occurs and is continuing, JSJ may declare the entire note, including any interest and default interest and other amounts due, to be due and payable immediately. None of this note has been converted as of the date of this report.

On March 17, 2014, the Company and LG entered a security purchase agreement and issued an 8% convertible note in the principal amount of $ 40,000, which is due on February 25, 2015. LG is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the average of lowest closing price during the 15 consecutive trading days prior to the date that LG requests conversion. During the first 180 days this Note is in effect, the Company may redeem this note by paying to LG an amount equal to 150% of the unpaid principal amount of this note along with any prepaid and earned interest. This note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. None of this note has been converted as of the date of this report.

On March 17, 2014, the Company and Union Funding, LLC (“UF”) entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $20,000, which is due on March 12, 2015. UF is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 50% of the lowest closing price during the 15 consecutive trading days prior to the date that UF requests conversion. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; UF may consider this note immediately due and payable. None of this note has been converted as of the date of this report.

        On March 28, 2014, Mr. Chaojun Lin, the Deputy General Manager of BT Shantou and a member of our Board of Directors repaid to the Company RMB 2.04 million (approximately $333,857) of the working capital advances made by the Company to him of $292,943 at December 31, 2013. There is a balance of approximately $41,000 due to Mr. Chaojun Lin as of the date of this report.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of December 31, 2012 and for the year ended December 31, 2012. Based upon analysis of our current tax research and interpretations of China tax regulations, we have determined that our subsidiary, Big Tree International Co., Ltd., a Brunei company, may be considered a non-resident PRC company and may be subject to China income taxes and other payroll benefit taxes. Accordingly, we have decided to accrue China income taxes and payroll benefit taxes pursuant to China tax regulations. At December 31, 2012, we increased our current liabilities by $1,216,648, reduced net income by $768,443 or $0.08 per common share (basic and diluted) to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, we reduced beginning retained earnings by $440,099 to reflect the accrual of such taxes and penalties for the 2011 period, and increased accumulated other comprehensive loss by $8,106. Currently, we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that Big Tree International Co., Ltd. is not subject to such taxes in China.

Additionally, for the year ended December 31, 2012, we reduced comprehensive income by $8,106 on the consolidated statement of operations and comprehensive income and we reduced net income per common share.

Accordingly, the Company’s consolidated balance sheet at December 31, 2012 and for the year ended December 31, 2012, the consolidated statement of operation and comprehensive income have been restated herein. There was no change to the components of the Company's previous reported consolidated statement of cash flows for the year eneded December 31, 2012. The effect of this restatement in the Company’s consolidated financial statements at December 31, 2012 and for the year ended December 31, 2012 are shown in the table as follows:

Consolidated Balance Sheet data	December 31, 2012
	As previously filed	Adjustments to Restate		As Restated
Total Assets	$8,650,814	$-		$8,650,814

Salaries and related benefits payable	60,578	177,661	(a)	238,239
Other payables	61,504	239,021	(a)	300,525
Taxes payable	65,586	799,966	(a)	865,552
Total Current Liabilities	5,983,339	1,216,648		7,199,987
Total Liabilities	6,045,050	1,216,648		7,261,698

Stockholders’ Equity:
Common stock ($0.00001 par value; 100,000,000 shares authorized; 10,200,179 shares issued and outstanding at December 31, 2012)	102	-		102
Additional paid-in capital	207,900	-	(a)	207,900
Retained earnings	2,663,029	(1,208,542)	(a)	1,454,487
Accumulated other comprehensive loss	(3,297)	(8,106)	(a)	(11,403)
Due from related party	(261,970)	-		(261,970)
Total Stockholders’ Equity	2,605,764	(1,216,648)		1,389,116
Total Liabilities and Stockholders’ Equity	$8,650,814	$-		$8,650,814

(a)
To increase current liabilities by $1,216,648, to reduce net income by $768,443 to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, to reduce beginning retained earnings by $440,099 to reflect the accrual of such taxes and penalties for the 2011 period, and to increase accumulated other comprehensive loss by $8,106.

BIG TREE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of operations and comprehensive income	For the Year Ended December 31, 2012
	As previously filed	Adjustments to Restate		As Restated
Gross profit	$3,527,026	$-		$3,527,026
Operating expenses	1,818,876	126,701	(a)	1,945,577
Operating income	1,708,150	(126,701)		1,581,449
Other income (expenses)	(80,006)	(238,935)	(a)	(318,941)
Income before income taxes	1,628,144	(365,636)		1,262,508
Income taxes	(33,105)	(402,807)	(a)	(435,912)
Net income	1,595,039	(768,443)		826,596
Foreign currency translation income (loss)	9,361	(8,106)	(a)	1,255
Comprehensive Income	$1,604,400	$(776,549)		$827,851
Net Income Per Common Share
Basic	$0.16	$(0.08)		$0.08
Diluted	$0.16	$(0.08)		$0.08

(a)
To reduce net income by $768,443 to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest and to decrease foreign currency translation income by $8,106.