Form 10-Q
period 2014-03-31
Big Tree Group, Inc.
filed 2014-05-27
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-27845

BIG TREE GROUP, INC.
(Name of registrant as specified in its charter)

Colorado	84-1304106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

South Part 1-101, Nanshe Area, Pengnan Industrial Park on North Yingbinbei Road, Waisha Town of Longhu District, Shantou, Guangdong, China	515023
(Address of principal executive offices)	(Zip Code)

(86)-754-8323888
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 12,529,700 shares of common stock are issued and outstanding as of May 22, 2014.

,

BIG TREE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2014

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets - As of March 31, 2014(unaudited) and December 31, 2013	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss- For the Three Months Ended March 31, 2014and for the Three Months Ended March 31, 2013 (restated) (unaudited)	2
	Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2014and for the Three Months Ended March 31, 2013 (restated)(unaudited)	3
	Notes to Unaudited Condensed Consolidated Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4	Controls and Procedures.	25
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Mine Safety Disclosures.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	27

We used in this report, the terms “Big Tree," "we," "our," and "us" or the “Company” refers to Big Tree Group, Inc., a Colorado corporation, and its wholly-owned subsidiaries Big Tree International Co., Ltd., a Brunei company, ("BT Brunei") and Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”).

i

EXPLANATORY NOTE

This Quarter Report on Form 10-Q of Big Tree Group, Inc. for the quarter ended March 31, 2014 reflects the restatement of our unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013. Based upon analysis of current tax research and interpretations of China tax regulations, we have determined that our subsidiary, Big Tree International Co., Ltd., a Brunei company, may be considered a non-resident PRC company and may be subject to China income taxes and other payroll benefit taxes. Accordingly, we have decided to accrue China income taxes and payroll benefit taxes pursuant to China tax regulations. At March 31, 2013, we increased our current liabilities by $1,323,442, reduced net income by $99,929 or $0.01 per common share (basic and diluted) to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, we reduced beginning retained earnings by $1,208,543 to reflect the accrual of such taxes and penalties for the 2012and 2011 periods, and decreased accumulated other comprehensive income by $14,970. Currently, we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that Big Tree International Co., Ltd. is not subject to such taxes in China.

Please see Note 13- Restatement contained in the Notes to Unaudited Condensed Consolidated Financial Statements appearing later in this Form 10-Q which further describes the effect of this restatement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe, “expect," “anticipate," “estimate," “intend," “plan," “targets," “likely," “aim," “will," “would," “could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	The circumstances resulting in the restatement of our financial statements and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures;
•	Terms of the convertible notes we have issued and sold and the significant dilution to our shareholders upon the conversion of those notes;
•	Transactions with our related parties which may have resulted in violations of the Sarbanes-Oxley Act of 2002;
•	Fluctuations in our revenues based upon our revenue recognition policy;
•	Factors affecting consumer preferences and customer acceptance of new products;
•	Competition in the toy industry;
•	Loss of one or more key customers;
•	Dependence on third-party contract manufacturers;
•	Dependence on certain key personnel;
•	Inability to manage our business expansion;
•	Infringement by third parties on our intellectual property rights;
•	Our inadvertent infringement of third-party intellectual property rights;
•	Availability of skilled and unskilled labor and increasing labor costs;
•	Lack of insurance coverage and the impact of any loss resulting from product liability or third party liability claims or casualty losses;
•	Violation of Foreign Corrupt Practices Act or China anti-corruption laws;
•	Economic, legal restrictions and business conditions in China;
•	Limited public market for our common stock; and
•	Potential conflicts of interest between our controlling shareholders and our shareholders.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

Item 1.	Financial Statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$538,361	$220,585
Restricted Cash	4,869	4,910
Accounts receivable, net of allowance of $347,085 and $291,011, respectively	10,441,217	9,171,976
Inventories	1,076,830	134,699
Other receivables	1,925,529	1,181,321
Prepaid expenses	24,557	56,754
Due from related party	-	292,943
Advances to suppliers	191,094	113,792
Total Current Assets	14,202,457	11,176,980

Security deposit - related party	58,424	58,916
Property and equipment, net	111,373	131,198
Intangible assets, net	12,573	7,751
Total Assets	$14,384,827	$11,374,845

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,810,814	$3,286,443
Loans payable	4,152,940	4,303,659
Convertible loans payable	625,020	205,716
Derivative liabilities	109,462	182,096
Advances from customers	120,237	124,851
Salaries and benefits payable	462,892	426,186
Other payables	464,549	569,995
Taxes payable	1,553,832	1,133,075
Due to related parties	613,057	444,749
Total Current Liabilities	13,912,803	10,676,770
Commitment and Contingencies	-	-

SHAREHOLDERS' EQUITY:
Preferred stock No par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.00001 par value; 100,000,000 shares authorized;
12,529,700 and 10,350,192 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	125	104
Additional paid-in capital	552,664	302,399
Retained earnings	1,884,762	1,964,561
Accumulated other comprehensive income	35,115	61,591
Advances due from related party	(2,000,642)	(1,630,580)
Total Shareholders' Equity	472,024	698,075
Total Liabilities and Shareholders' Equity	$14,384,827	$11,374,845

See accompanying notes to unaudited condensed consolidated financial statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
		(As Restated)

Revenues	$4,768,655	$7,447,701
Cost of revenues	4,008,355	6,753,051
Gross profit	760,300	694,650

OPERATING EXPENSES:
Selling expenses	145,064	114,191
Rent - related party	58,866	57,353
General and administrative	352,690	411,777
Total operating expenses	556,620	583,321
Operating income	203,680	111,329

OTHER INCOME (EXPENSES):
Other income (expenses)	(16,087)	(8,708)
Realized gain (loss) from foreign currency transactions	79,365	(16,112)
Gain from change in fair value of derivative liabilities	72,634	-
Interest expense, net	(353,754)	(63,733)
Total other income (expenses)	(217,842)	(88,553)
(Loss) income before income taxes	(14,162)	22,776
Income taxes	(65,637)	(57,324)
Net loss	$(79,799)	$(34,548)

COMPREHENSIVE LOSS:
Net loss	$(79,799)	$(34,548)
Foreign currency translation (loss) income	(26,476)	10,674
COMPREHENSIVE LOSS	$(106,275)	$(23,874)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,814,324	10,345,179
Diluted	10,814,324	10,345,179

See accompanying notes to unaudited condensed consolidated financial statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,799)	$(34,548)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,139	19,760
Gain from change in fair market value of derivative liabilities	(72,634)	-
Stock-based compensation	-	94,501
Stock issued for interest	235	-
Bad debt expense	58,949	77,151
Realized (gain) loss from foreign currency transactions	(79,365)	16,112
Non-cash interest expense	254,144	-
Changes in operating assets and liabilities:
Accounts receivable	(1,335,673)	(483,147)
Advances to suppliers	(78,845)	570,774
Advances to suppliers-related parties	-	(71,014)
Prepaid expenses and other current assets	(726,651)	95,471
Inventories	(950,399)	325,499
Accounts payable and accrued expenses	2,563,872	1,046,760
Other payables	(95,204)	(38,191)
Salaries payable	40,573	47,200
Taxes payable	433,484	(8,516)
Advances from customers	(3,598)	58,804

Net cash (used in) provided by operating activities	(50,772)	1,716,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(6,018)	-
Purchase of property and equipment	(176)	(2,660)

Net cash used in investing activities	(6,194)	(2,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	724,372	961,845
Repayment of related parties advances	(258,351)	(99,338)
Working capital advance paid to related party, net	(386,596)	(2,609,808)
Proceeds from convertible loans payable	353,500	-
Proceeds from (repayment of) loans payable	(53,960)	18,290

Net cash provided by (used in) financing activities	378,965	(1,729,011)
Effect of exchange rate on cash	(4,223)	93
Net increase (decrease) in cash	317,776	(14,962)
Cash - beginning of year	220,585	22,167
Cash - end of period	$538,361	$7,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$64,562	$59,353
Cash paid for interest	$74,750	$63,312
Non-cash investing and financing activities:
Common stock issued for convertible notes	$250,051	$-

See accompanying notes to unaudited condensed consolidated financial statements

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiary. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as arranging for original equipment manufacturing (?癘EM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. We sources a wide variety of toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showrooms located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showrooms and choose from the displayed toy samples provided by our manufacturing partners.

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

Basis of presentation

  The accompanying unaudited condensed consolidated financial statements for the three month periods ended March  31, 2014and 2013have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying unaudited condensed consolidated financial statements reflect the consolidated financial position and result of operations of the Company and our subsidiaries, BT Brunei and BT Shantou. All significant intercompany accounts and transactions have been eliminated in consolidation

BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Our functional currency is the Chinese Renminbi (“RMB”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 830-20-35, the unaudited consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, results of operations and cash flows are translated at average exchange rates during period, and equity is translated at historical exchange rates.  Net gains and losses resulting from foreign exchange transactions were included in the unaudited condensed consolidated statements of operations and comprehensive loss.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss within the shareholders’ equity.

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

Balance sheet:
As of March 31, 2014	RMB 6.1619 to $1.00
As of December 31, 2013	RMB 6.1104 to $1.00

Statement of operations and comprehensive income (loss) and cash flows:
Three months ended March 31, 2014	RMB 6.1156 to $1.00
Three months ended March 31, 2013	RMB 6.2769 to $1.00

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the three months ended March 31, 2014 and 2013 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, the valuation of derivative liability, and the valuation of stock-based compensation.

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

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table reflects changes for quarter ended March 31, 2014 for all financial assets and liabilities categorized as Level 3 as of March 31, 2014.

Liabilities:
Balance of derivative liabilities as of December 31, 2013	$182,096
Gain from change in the fair value of derivative liabilities	(72,634)
Balance of derivative liabilities as of March 31, 2014	$109,462

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to the current year’s financial presentation.

Cash and equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. We maintain cash and cash equivalents with various financial institutions mainly in the PRC and Hong Kong. Balances in banks in the PRC and Hong Kong are uninsured.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of the amount of probable credit losses in our existing accounts receivable. We determined the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expense. Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2014 and December 31, 2013, the allowance for doubtful account totaled $347,085 and $291,011, respectively.

Inventories

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. For the three months ended March 31, 2014 and 2013, there were no charges for inventory reserve provision.

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

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Impairment of long-lived assets

In accordance with ASC 360, our long-lived assets, which include property and equipment, and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of March 31, 2014 and December 31, 2013.

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the first quarter of 2014			For the first quarter of 2013
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$4,430,547	$-	$4,430,547	$7,402,974	$-	$7,402,974
Net Revenues from sales reported on net basis	-	338,108	338,108	-	44,727	44,727
Total Revenues	$4,430,547	$338,108	$4,768,655	$7,402,974	$44,727	$7,447,701

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

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

BT Brunei was incorporated in the State of Brunei Darussalam, and may be subject to China incomes taxes pursuant to EIT Law as a non-resident company.

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2014, we had accrued China income taxes on taxable income generated by BT Brunei as a non-resident China company. We have not paid such taxes and we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that BT Brunei is not subject to such taxes in China. There is no assurance that we can reach such a conclusion and we may be required to pay such income taxes. We had no other uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added taxes

Pursuant to the Provisional Regulation of China on Value Added Tax (“VAT?? and their rules, all entities and individuals that are engaged in the sale of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne.

Shipping costs

Shipping costs are included in selling expenses and totaled $9,791 and $13,172 for the three months ended March 31, 2014 and 2013, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2014 and 2013, advertising expense amounted to $17,639 and $18,474, respectively.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, and is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Net income (loss) per share of common stock

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common stock issuable upon conversion of outstanding convertible debt (using the as-if converted method). Common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net loss and consisted of the following:

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2014	2013
Convertible notes	9,181,337	-
Total	9,181,337	-

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update “(ASU”) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance had no impact to the consolidated financial statements.

 A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 – OTHER RECEIVABLE

Other receivable mainly consists of export tax refund from China's State Administration of Taxation and prepaid value- added tax. As a measure to encourage export, the Chinese tax code provides for a tax refund based on the amount and products exported by Chinese corporate taxpayers. The statutory tax refund rate is 15% of cost of goods sold for export sales. Other receivable consist of the following:

	March 31, 2014	December 31, 2013

Tax refund receivable	$1,190,442	$1,169,702
Prepaid value added taxes	562,785	-
Other	172,302	11,619
Total	$1,925,529	$1,181,321

In November 2013, Bank of China Co., Ltd Shantou Branch (“BOC”) and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 (approximately $1,622,876 at March 31, 2014) expiring on May 21, 2014. Under the term of this line of credit agreement, BT Shantou entered onto a pledge agreement which uses the pending export tax refund receivable as security for the line of credit (See Note 7).At March 31, 2014, BT Shantou owed BOC RMB 1.49 million ($241,809 at March 31, 2014).This balance was repaid in May 2014.

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	Estimated Life	March 31,2014	December 31,2013

Office equipment	5 Years	$38,160	$38,305
Vehicles	5 Years	51,932	52,370
Machinery and equipment	3 Years	174,954	176,429
		265,046	267,104
Less: accumulated depreciation		(153,673)	(135,906)
		$111,373	$131,198

Depreciation expenses amounted to $19,046 and $18,988 for the three months ended March 31, 2014 and 2013, respectively.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011 and monitoring software purchased in January 2014, which is amortized on a straight line basis during its useful life of 5 years. For the three months ended March 31, 2014 and 2013, amortization expenses amounted to $1,093 and $772, respectively.

NOTE 6 – ADVANCE FROM CUSTOMERS

Advance from customers represent prepayment to us for merchandise that had not been shipped to customers. Advance from customers amounted to $120,237 and $124,851 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 7 – LOANS PAYABLE

        In March and May 2012, we entered into two-year promissory note agreements for $20,000 and $41,711 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $61,711. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $41,711 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of the Company’s securities to raise capital. The loans bear interest at 2% per annum. In January 2014, these notes were assigned to third parties (See Note 9 – Convertible Loans Payable)

        On November 2, 2012, we borrowed RMB 23,000,000 ($3,732,614 and $3,764,074 at March 31, 2014 and December 31, 2013, respectively) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and was due on November 2, 2013. In October 2013, the loan due date was verbally extended to April 17, 2014 and the annual interest rate was increased to 7.28%. If the loan is not paid by the due date, the default annual interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang International Express Supervision Center Co., Ltd., a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and by a personal guarantee of Xinna Cai, the legal representative of BT Shantou.On March 28, 2014, we entered a new line of credit agreement with Guangfa Bank Co., Ltd. Shantou Zhongshan Branch to replace this loan agreement. Pursuant to the new line of credit agreement, the interest rate is 120% of the Chinese benchmark interest rate (7.28% at March 31, 2014)payable quarterly and the loan is due on March 27, 2015.

        In November 2013, Bank of China Co., Ltd Shantou Branch (“BOC”) and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 (approximately $1,622,876 at March 31, 2014) expiring on May 21, 2014. Under the term of this line of credit agreement, Mr. Wei Lin the CEO of the Company and Ms. Xinna Cai, the legal representative of BT Shantou have both signed personal guarantee agreements with BOC to guarantee this debt. BT Shantou also entered onto a pledge agreement which uses the pending export tax refund receivable as security for the line of credit. On November 26, 2013 and January 8, 2014, BOC provided a short term loan with the principal amount of RMB 3.4 million and RMB 1.49 million to BT Shantou under the line of credit. The loan term is six months with the annual interest rate of 7.28%, the due amount will be directly transfer from BT Shantou’s export tax refund receivable escrow account to BOC on the due date. Through March 31, 2014, BT Shantou has repaid RMB 3.4 million, the remaining balance is RMB 1.49 million ($241,809at March 31, 2014).We paid off the remaining balance in May 2014.

        On December 21, 2013, we borrowed RMB 2,000,000 ($324,575 and $327,311 at March 31, 2014 and December 31, 2013) from Guangdong Huaxing Bank. The loan bears annual interest at the Chinese benchmark interest rate plus 30% of the Chinese benchmark interest rate (7.28% at March31, 2014). Pursuant to the loan terms, aggregate principal and interest payments of RMB 300,000 (approximately $49,100) are due is payable monthly and on the maturity date (June 20, 2014) all remaining principal and interest is due. This is personally guaranteed by the Company’s CEO and the Company guaranteed the loan by using its intellectual property right on four patents owned by the Company. The patents are registered as number 3142578, 1657120, 1321347 and 2512437.Through March 31, 2014, BT Shantou has repaid RMB 0.9 million, the remaining balance is RMB 1.1million ($178,516 at March 31, 2014).

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party purchases

We purchase products from Universal Toys Trading (Hong Kong) Limited (“Universal Toys”) that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our Chairman and Chief Executive Officer, Mr. Wei Lin. During the three months ended March 31, 2014 and 2013, we purchased $0 and $0.2 million from Universal Toys and at March 31, 2014 and December 31, 2013, we owed Universal Toys $0 and $0, respectively.  The Company agreed to purchase various products from Universal Toys, Universal Toys fills the purchase order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers /vendors.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang Toys Industrial Co. Ltd., (“Xinzhongyang”) to produce the Big Tree Magic Puzzle (3D). Mr. Lin, our Chief Executive Officer and Ms. Guihong Zheng, his wife own Xinzhongyang. During the three months ended March 31, 2014 and 2013, we purchased approximately $56,000 and $3,000 from Xinzhongyang, respectively.

Due from related party

From time to time, BT Shantou receives advances from and makes advances to Xinzhongyang, for working capital purposes. At times the total payment the Company repaid to Xinzhongyang exceeds the total balance due to Xinzhongyang. Xinzhongyang is under the common control of Mr. Lin and his wife. At March 31, 2014 and December 31, 2013, amounts due from related party amounted to $2,000,642 and $1,630,580, respectively. The Company accounted for and presented the advances due from related party as a reduction of stockholders’ equity in accordance with the guidance of ASC 505-10-45. It is possible that these working capital advances by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Xinzhongyang will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results. For the three months ended March 31, 2014, due from related party activity consisted of the following:

Balance, December 31, 2013	$1,630,580
Working capital advances to Xinzhongyang	577,212
Repayments made by Xinzhongyang	(190,616)
Effect of foreign currency exchange	(16,534)
Balance, March 31, 2014	$2,000,642

Due to (from) related parties

From time to time we received advances from or made advances to related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the three months ended March 31, 2014, due to (from) related party activities consisted of the following:

	Wei Lin (1)	Chaojun Lin (2)	Total
Balance, December 31, 2013	$444,749	$(292,943)	$151,806
Working capital advances	268,162	456,210	724,372
Repayments	(217,472)	(40,879)	(258,351)
Effect of foreign currency exchange	(4,098)	(672)	(4,770)
Balance, March 31, 2014	$491,341	$121,716	$613,057

(1)	Mr. Wei Lin is our chief executive officer and Chairman of the Board. At March 31, 2014 and December 31, 2013, balances due to Mr. Lin primarily consisted of advances for working capital.
(2)
Mr. Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004 and a member of our Board of Directors since December 30, 2011. The balance due from Mr. Chaojun Lin as December 31, 2013 amounted to $292,943 and was reflected on the consolidated balance sheet as due from related party in current assets and as disclosed above under "Due to (from) related parties". It is possible that these funds advance by us to him could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. In March, 2014, Mr. Chaojun Lin, the Deputy General Manager of BT Shantou and a member of our Board of Directors repaid to the Company RMB 2.79 million (approximately $456,210) of the working capital advances made by the Company to him of $292,943 at December 31, 2013. There is a balance of approximately $121,716 due to Mr. Chaojun Lin at March 31, 2014.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Operating lease– related party

BT Shantou leases its principal executive offices and our first toy showroom for RMB 72,000 per annum from Yunjia, a company owned by Mr. Lin and his wife, Guihong Zheng. During the three months ended March 31, 2014 and 2013, we paid Yunjia RMB18,000 and RMB 18,000 (approximately $2,943 and $2,868), respectively, in rent expense. The lease expires on December 31, 2021.

Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $235,463). The lease of the showroom expires on December 31, 2017.  In connection with this lease, we paid a security deposit to Shantou Youbang of RMB360,000 ($58,424 and $58,916 at March 31, 2014 and December 31, 2013, respectively) which is reflected as a security deposit – related party on the accompanying consolidated balance sheets. During the three months ended March 31, 2014 and 2013, rent expense for the Shantou Youbang showroom amounted to $58,866 and $57,353, respectively.

NOTE 9 – CONVERTIBLE LOANS PAYABLE

On May 10, 2013 and May 21, 2013, the Company issued 2% convertible note agreements to China Direct Investments, Inc. (“CDI”) for principal amounts of $15,416 and $87,800, respectively, for an aggregate principal amount of $103,216 (the "CDI Convertible Notes"). CDI is entitled, at its option, at any time after the issuance of the CDI Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 80% of the lowest trading price of any day during the 10 consecutive trading days prior to the date that CDI requests conversion. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since the CDI Convertible Notes had fixed conversion percentages of 80% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $25,804 since the CDI Convertible Notes are convertible for the conversion premium and recorded interest expense of $25,804. On January 30, 2014, the Company, CDI and JSJ Investments, Inc. (“JSJ”) entered into an assignment agreement, in which JSJ purchased the $87,800 convertible note issued by the Company to CDI dated on May 21, 2013 and the $15,416 convertible note dated on May 10, 2013.The Company issued a 12% replacement convertible note to JSJ (the “JSJ Replacement Note”) with the principal amount of $103,216, which is due on January 30, 2015. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 45% of the average of three lowest biding price in the 20 consecutive trading days prior to the date that JSJ requests Conversion. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since the JSJ Replacement Note had fixed conversion percentages of 45% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $56,769 since the JSJ Replacement Note is convertible for the conversion premium and recorded interest expense of $56,769. During February and March 2014, JSJ has fully converted this note into 1,572,404 shares of the Company’s common stock at an average price of $0.07 per share. Accordingly, on the date of conversion, the put premium of $56,769 was reclassified to additional paid-in capital.

On December 3, 2013, the Company issued a 12% convertible note to JSJ in the principal amount of $50,000. The principal amount is due on June 3, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 55% of the average of three lowest closing price in the 10 consecutive trading days prior to the day that JSJ requests conversion. The note has a cash redemption premium of 125% of the principal amount and may be prepaid at any time by the issuer. If an Event of Default occurs and is continuing for more than thirty days, the Holder of this Note may declare this entire Note, including any interest and Default Interest and other amount due, to be due and payable immediately. At March 31, 2014 and December 31, 2013, principal amount due under this convertible note amounted to $50,000.

On December 17, 2013, the Company and Iconic Holdings, LLC (“Iconic”) entered into a note purchase agreement, providing the issuance of a 10% convertible promissory note with the principal amount of $52,500. The note is due on December 17, 2014. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the lower of $ 0.238 or 60% of the lowest trading price in the 15 consecutive trading days prior to the date that Iconic requests Conversion. If an Event of Default occurs and is continuing with respect to the Note, the Holder may declare all of the then outstanding Principal Amount of this Note, including any interest due thereon, to be due and payable immediately without further action or notice. In the event of such acceleration, the amount due and owing to the Holder shall be increased to one hundred and fifty percent (150%) of the outstanding Principal Amount of the Note held by the Holder plus all accrued and unpaid interest, fees, and liquidated damages, if any. Additionally, this Note shall bear interest on any unpaid principal from and after the occurrence and during the continuance of an Event of Default at a rate of twenty percent (20%). At March 31, 2014 and December 31, 2013, principal amount due under this convertible note amounted to $52,500.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On January 6, 2014, the Company, CDI and GEL Properties, LLC (“GEL”) entered into a debt purchase agreement, in which GEL purchased the assigned portion $5,000 under the $ 41,711 convertible note issued by the Company to CDI dated on May 2012 as well as a $20,000 convertible note dated in March 2012. The Company issued a 12% replacement convertible note to GEL (the “GEL” Replacement Convertible Note”) with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests conversion. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since the GEL Replacement convertible notehad fixed conversion percentages of 60% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $10,000since the GELReplacement Convertible Note is convertible for the conversion premium and recorded interest expense of $10,000. In January and February 2014, GEL has fully converted this note into 230,678 shares of the Company’s common stock at an average price of $0.13 per share. Accordingly, on the date of conversion, the put premium of $10,000 was reclassified to additional paid-in capital.

On January 6, 2014, the Company issued a 12% convertible note to GEL, with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests Conversion. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; GEL may consider this Note immediately due and payable. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this GEL convertible note had fixed conversion percentages of 60% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $10,000 since this GEL Convertible Note is convertible for the conversion premium and recorded interest expense of $10,000. At March 31, 2014, principal amount due under this convertible note amounted to $25,000.

On January 6, 2014, the Company issued a 12% convertible note to LG Capital Funding, LLC (“LG”), with the principal amount of $50,000, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows:  (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the  61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the  121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest.  This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this LG convertible note had fixed conversion percentages of 50% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $25,000 since this LG convertible note is convertible for the conversion premium and recorded interest expense of $25,000. At March 31, 2014, principal amount due under this convertible note amounted to $50,000. None of this note has been converted as of the date of this report.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On January 7, 2014, the Company, CDI and LG entered into a debt purchase agreement, in which LG purchased the assigned portion of $ 36,711 under the $ 41,711 convertible note issued by the Company to CDI dated in May 2012. The Company issued a 12% replacement convertible note to LG (the “LG Replacement Note”) with the principal amount of $36,711, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since the LG Replacement Note had fixed conversion percentages of 50% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $18,356 since the LG Replacement Note is convertible for the conversion premium and recorded interest expense of $18,356. During January 2014, LG has fully converted this note into 376,426 shares of the Company’s common stock at an average price of $0.10 per share. Accordingly, on the date of conversion, the put premium of $18,356 was reclassified to additional paid-in capital.

On January 30, 2014, the Company and Asher Enterprises, Inc. (“Asher”) entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $93,500, which is due on October 21, 2014. Asher is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 58% of the average of three lowest trading price in the 10 consecutive trading days prior to the date that Asher requests Conversion. Any amount of principal or interest of this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Upon an event of default, the Note shall become immediately due and payable and the Company shall pay to Asher in full satisfaction of its obligations. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since the Asher convertible note had fixed conversion percentages of 58% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $39,270 since the Asher convertible note is convertible for the conversion premium and recorded interest expense of $39,270. At March 31, 2014, principal amount due under this convertible note amounted to $93,500. None of this note has been converted as of the date of this report.

On February 13, 2014, the Company issued a 12% convertible note to JSJ, with the principal amount of $125,000, which is due on July 30, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to 45% of the average of lowest bid price for the 20 consecutive trading days prior to the date that JSJ requests conversion. This note has a cash redemption premium of 150% of the principal amount only upon approval and acceptance by JSJ, Any amount of principal on this Note which is not paid when due shall bear twelve percent (12%) interest per annum from the date thereof until the same is paid. If the Company fails to deliver the shares as requested in a conversion notice and within three business days of the receipt thereof, there shall accrue a penalty of additional shares due to JSJ equal to 25% of the number stated in the conversion notice beginning on the fourth business day after the date of the notice. The additional shares shall be issued and the amount of the note retired will not be reduced beyond that stated in the conversion notice. Each additional business day beyond the fourth business day after the date of this notice shall accrue an additional 25% penalty for delinquency, without any corresponding reduction in the amount due under the note, for so long as Company fails to provide the shares so demanded. If an event of default occurs and is continuing, JSJ may declare the entire note, including any interest and default interest and other amounts due, to be due and payable immediately. Pursuant to ASCTopic 470-20-525 (Debt with conversion and other options), since the Asher convertible note had fixed conversion percentages of 45% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $68,750 since the JSJconvertible note is convertible for the conversion premium and recorded interest expense of $68,750. At March 31, 2014, principal amount due under this convertible note amounted to $125,000.None of this note has been converted as of the date of this report.

On March 17, 2014, the Company and LG entered a security purchase agreement and issued an 8% convertible note in the principal amount of $40,000, which is due on February 25, 2015. LG is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the average of lowest closing price during the 15 consecutive trading days prior to the date that LG requests conversion. During the first 180 days this Note is in effect, the Company may redeem this note by paying to LG an amount equal to 150% of the unpaid principal amount of this note along with any prepaid and earned interest. This note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this LG convertible note had fixed conversion percentages of 60% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $16,000 since this LG convertible note is convertible for the conversion premium and recorded interest expense of $16,000. At March 31, 2014, principal amount due under this convertible note amounted to $40,000. None of this note has been converted as of the date of this report.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On March 17, 2014, the Company and Union Funding, LLC (“UF”) entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $20,000, which is due on March 12, 2015. UF is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 50% of the lowest closing price during the 15 consecutive trading days prior to the date that UF requests conversion. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; UF may consider this note immediately due and payable. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this UF convertible note had fixed conversion percentages of 50% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $10,000 since this UF convertible note is convertible for the conversion premium and recorded interest expense of $10,000. At March 31, 2014, principal amount due under this convertible note amounted to $20,000. None of this note has been converted as of the date of this report.

In connection with the issuance of the 2013 JSJ and Iconic convertible notes above, the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the convertible instruments were accounted for as a derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $109,462 and $182,096 at March 31, 2014 and December 31, 2013, respectively. The gain resulting from the decrease in fair value of these convertible instruments was $72,634 and $0 for the three months ended March 31, 2014 and 2013, respectively.

 The Company used the following range of assumptions for determining the fair value of the convertible instruments at inception and as of March 31, 2014 under the Black-Scholes option pricing model:

Dividend rate		0%
Term (in years)	0.3to 0.7 year	s
Volatility		266%
Risk-free interest rate		0.07% – 0.13%

At March 31, 2014 and December 31, 2013, aggregate convertible loans payable consisted of the following:

	March 31,2014	December 31,2013
Convertible notes payable	$456,000	$205,716
Put premium	169,020	-
Total	$625,020	$205,716

NOTE 10 - OTHER PAYABLE

On March 31, 2014, other payable of $464,549 consisted of accrued shipping expense, accrued consulting fee, accrued interest and penalties, and employee benefit expense.On December 31, 2013, other payable of $569,995 consisted of accrued consulting fee, accrued shipping expense, accrued interest and penalties and employee benefit expense.

NOTE 11– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013, were as follows:

	Net Sales		Accounts Receivable
	For three months ended March 31,		March 31,	December 31,
	2014	2013	2014	2013
Always Trading International Limited	35.8%	20.1%	9.1%	30.5%
Poundland Far East Ltd	4.5%	12.1%	9.6%	5.9%
Total	40.3%	32.2%	18.7%	36.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(ii)    Vendor Concentrations

Vendor purchase concentrations for March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013, were as follows:

	Net Purchases		Accounts Payable
	For three months ended March 31,		March 31,	December 31,
	2014	2013	2014	2013
Jiada Toys	2.6%	6.0%	11.1%	11.0%
Changtai Toys (Prosperous Toys)	41.6%	57.5%	33.0%	28.9%
Yintai International (Win Tide)	35.8%	25.6%	43.5%	6.3%
Guangdong Chenghai Xiongcheng Plastic Toys	-	-	-	18.3%
Total	80.0%	89.1%	87.6%	64.5%

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

At March 31, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2014		December 31, 2013
PRC	$520,915	96.8%	$211,352	95.8%
United States	4,891	0.9%	3,852	1.8%
Hong Kong	12,555	2.3%	5,381	2.4%
Total cash and cash equivalents	$538,361	100.0%	$220,585	100.0%

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

 NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, no par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock; $0.00001 par value.  As of March 31, 2014 and December 31, 2013, there were 12,529,700 and 10,350,192 shares of common stock issued and outstanding, respectively.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Common stock issued for services

On January 3, 2013, we entered into a consulting agreement with Dore Perler to engage Mr. Perler to provide us with sales consulting and managerial services related to our operations in North America for a period ending on January 31, 2014. The consulting agreement provides that we shall issue Pearl Group 150,000 shares of our post-reverse-split common stock. Such shares were issued on March 28, 2013. The Company valued these common shares at the fair value of $0.63 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, for the three months ended March 31, 2013, the Company recorded stock-based compensation of $94,501.

Common stock issued for notes conversion

During the three months ended March 31, 2014, the Company issued 2,179,508 shares of its common stock upon the conversion of debt and interest payable aggregating $165,162.

NOTE 13– RESTATEMENT

The Company’s unaudited condensed consolidated financial statements have been restated as of March 31, 2013 and for the three months ended March 31, 2013. Based upon analysis of our current tax research and interpretations of China tax regulations, we have determined that our subsidiary, Big Tree International Co., Ltd., a Brunei company, may be considered a non-resident PRC company and may be subject to China income taxes and other payroll benefit taxes. Accordingly, we have decided to accrue China income taxes and payroll benefit taxes pursuant to China tax regulations. At March 31, 2013, we increased our current liabilities by $1,323,442, reduced net income by $99,929or $0.01 per common share (basic and diluted) to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, we reduced beginning retained earnings by $1,208,543 to reflect the accrual of such taxes and penalties for the 2012and 2011period, and decreased accumulated other comprehensive income by $14,970. Currently, we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that Big Tree International Co., Ltd. is not subject to such taxes in China.

Additionally, for the three months ended March 31, 2013, we reduced comprehensive income by $6,864 on the unaudited consolidated statement of operations and comprehensive income (loss) and we reduced net income per common share.

Accordingly, the Company’s consolidated balance sheet at March 31, 2013and for the three months ended March 31, 2013, the consolidated statement of operation and comprehensive income (loss) have been restated herein. The effect of this restatement in the Company’s unaudited consolidated financial statements at March 31, 2013and for the three months ended March 31, 2013are shown in the table as follows:

Consolidated balance sheet data	March 31, 2013
	As previously filed	Adjustments to Restate		As Restated
Total Assets	$8,134,502	$-		$8,134,502

Salaries and related benefits payable	71,401	215,427	(a)	286,828
Other payables	5,851	246,227	(a)	252,078
Taxes payable	-	861,788	(a)	861,788
Total Current Liabilities	7,906,858	1,323,442		9,230,300
Total Liabilities	7,966,858	1,323,442		9,290,300

Stockholders’ Equity (Deficit):
Common stock ($0.00001 par value; 100,000,000 shares authorized; 10,350,179 shares issued and outstanding at March 31, 2013)	104	-		104
Additional paid-in capital	302,399	-		302,399
Retained earnings	2,728,410	(1,308,472)	(a)	1,419,938
Accumulated other comprehensive income (loss)	14,241	(14,970)	(a)	(729)
Advance due from related party	(2,877,510)	-		(2,877,510)
Total Stockholders’ Equity (Deficit)	167,644	(1,323,442)		(1,155,798)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,134,502	$-		$8,134,502

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(a)
To increase current liabilities by $1,323,442, to reduce net income by $99,929 to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, to reduce beginning retained earnings by $1,208,543 to reflect the accrual of such taxes and penalties for the 2012and 2011 period, and to decrease accumulated other comprehensive incomeby $14,970.

Consolidated statement of operations and comprehensive income	For the Three Months Ended March 31, 2013
	As previously filed	Adjustments to Restate		As Restated
Gross profit	$694,650	$-		$694,650
Operating expenses	546,594	36,727	(a)	583,321
Operating income	148,056	(36,727)		111,329
Other income (expenses)	(82,675)	(5,878)	(a)	(88,553)
Incomebefore income taxes	65,381	(42,605)		22,776
Income taxes	-	(57,324)	(a)	(57,324)
Net income (loss)	65,381	(99,929)		(34,548)
Foreign currency translation income	17,538	(6,864)	(a)	10,674
Comprehensive Income (loss):	$82,919	$(106,793)		$(23,874)
Net Income (Loss) Per Common Share
Basic	$0.01	$(0.01)		$(0.00)
Diluted	$0.01	$(0.01)		$(0.00)

(a)
To reduce net income by $99,929 to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest and to decrease foreign currency translation income by $6,864.

     There was no change to the components of the Company's previous reported consolidated statement of cash flows for the three monthsendedMarch 31, 2013.

NOTE 14 – SUBSEQUENT EVENTS

On April 14, 2014, we entered into a loan agreement with Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. The loan amount is RMB 950,000 (approximately $154,000 on the loan date). The loanbears interest at an annual interest rate of 110% of the bank’s benchmark interest (6.6% on the loan) payable quarterly and the loan is due on April 11, 2015.

In November 2013, BOC and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 (approximately $1,622,876 at March 31, 2014) expiring on May 21, 2014. Through March 31, 2014, BT Shantou has repaid RMB 3.4 million, the remaining balance is RMB 1.49 million ($241,809 at March 31, 2014).We paid off the remaining balance in May 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and footnotes for the three months ended March 31, 2014 and 2013.

Overview

Our business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products. We conduct these operations through both BT Brunei, which focuses on export sales, and BT Shantou, which concentrates on PRC domestic sales. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as arranging for original equipment manufacturing (“OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. We do not manufacture any products. We source a wide variety of toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers.

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

We are dependent upon certain customers and suppliers.  During the first quarter of 2014, one customer represented 35.8% of total revenues and 9.1% of accounts receivable. In the first quarter of 2014, two of our suppliers accounted for 77.4% of our toy purchases and 76.5% of accounts payable. During the first quarter of 2013, two customers represented 32.2% of total revenues and 36.4% of accounts receivable. In the first quarter of 2013, two of our suppliers accounted for 83.1% of our toy purchases and 35.2% of accounts payable.

In 2011, we started selling Big Tree Magic Puzzle directly to Chinese domestic end consumers including children and grown-ups through our own sales counters in Dennis Department Stores and online store at Taobao Mall (www. Tmall.com), the biggest B2C online retailing platform in China.  In 2012, we closed our counters at Dennis Department Stores, The sales from this product represented less than 1% of our total revenue during 2013 and 2012. We plan on utilizing our existing distribution channels in an effort to increase the sales of this proprietary product.  In addition, and subject to the availability of additional capital, of which there are no assurances, should sales of this product increase in 2014 we plan on opening retail locations from which this propriety product can be offered.  While we are in the early stages of planning these locations and have not finalized any of these expansion plans, including the target number of locations, we estimate that the cost per new location will be approximately RMB50,000 to RMB100,000 (approximately US $8,000 to US $16,000).

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

Our Outlook

The Chinese toy industry has gradually recovered in 2013. Based on the most current information provided by China Customs Bureau, in the first three quarters of 2013, the total toy export from China was about $16.8 billion, which is 8.7% lower compare to the same period in 2012. However, international purchase orders have kept an increase trend through the first nine months of 2013.

Consistent with the recovery of Europe and world economy, we believed the toy market will gradually recover to the same level as before the financial crisis, the purchase orders that we received from European countries increased by approximately 28.6% in 2013 compare to 2012. We believe that our sales revenue to European countries will increase for the remaining part of 2014.

In addition, we further developed our relationship with our partners in South America countries, including some of the top retail stores in Mexico who ordered large amount of toys from us in 2013. We expected that our sales in Mexico and other South American countries will continue to rise in the following years, and will be one of our key revenue generators.

In contrast with our positive expectation in Europe and South America, we do not see a huge improvement in North America, especially in United States in the fiscal year of 2014. However, we plan on attending more U.S toy exhibitions to further develop our operation in United States, but we do not expect to see a huge increase in sales in the next 2 to 3 years.

Results of Operations

Revenues

Our consolidated revenues for the three months ended March 31, 2014decreased 36.0% as compared to the same period in 2013. The decrease in revenues for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the sales decrease in BT Brunei. For the three months ended March 31, 2014, BT Shantou’s revenues increased by approximately $0.2 million, or 13.7%, from the comparable periodin 2013. This increase was primarily due to an increase in sales to one customer, Always Trading International Limited (“Always”) which we accounted for on a gross basis as a principal. For the three months ended March 31, 2014 and 2013, sales to Always accounted for 35.8% and 20.1% of total sales, respectively. For the three months ended March 31, 2014, BT Brunei’s revenues decreased $2.8 million, or 48.5%, as compared to the same period ended March 31, 2013. Our revenue accounted for on a net basis as an agent increased during the three months ended March 31, 2014 as compared to the same period ended March 31, 2013, mainly due to the nature of the sales transactions completed in the comparative period. Generally, we have higher sales in the second and third quarters and lower sales in the first and fourth quarters.

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the first quarter of 2014			For the first quarter of 2013
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$4,430,547	$-	$4,430,547	$7,402,974	$-	$7,402,974
Net Revenues from sales reported on net basis	-	338,108	338,108	-	44,727	44,727
Total Revenues	$4,430,547	$338,108	$4,768,655	$7,402,974	$44,727	$7,447,701

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

Cost of Revenues

Cost of revenues was approximately $4.0 million for the three months ended March 31, 2014, a decrease of approximately $2.7 million over the same period in2013, while cost of revenues as a percentage of revenues decreased to 84.1% for the three months ended March 31, 2014 from 90.7% in the same period of 2013. Cost of revenues attributable to BT Brunei accounted for approximately $2.6 million for the three months ended March 31, 2014. As a result of decreased gross revenue during the first quarter of 2014, cost of revenue decreased accordingly. Generally the amount of cost of revenues and cost of revenues as a percentage of revenues fluctuates depending on our revenue recognition policy. For example, if we record more revenue on a gross basis, cost of revenues will increase and cost of revenues as a percentage of revenues will increase. Conversely, if we record less revenue on a gross basis, cost of revenues will decrease and cost of revenues as a percentage of revenues will decrease.

Gross Profit

As a percentage of revenues, gross margins were 15.9% for the three months ended March 31, 2014, which increased as compared to 9.3% for the same period of 2013. Since we record less revenue on a gross basis, cost of revenues as a percentage decreased. Gross profit from our international sales is approximately 3% lower than our domestic sales, which is primarily due to the strategic lower international sale prices to gain a higher market share. As previously discussed above, revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Operating Expenses

Operating expenses, comprising of selling, rent – related party, and general and administrative expenses, decreased 4.6% in the three months ended March 31, 2014 over the same period of 2013.  The change in operating expenses comprised of the following:

●             Selling expense increased approximately $31,000 or 27% primarily due to an increase in salaries and related payroll benefit taxes incurred to sales employees of $24,000, and an increase in benefit of employees of $14,000, offset by a decrease in shipping expense of $3,000 and a decrease in other miscellaneous expenses of $5,000.

●             Rent-related party increased $1,513 or 2.6% in the three months ended March 31, 2014 as compared to the same period of 2013. This increase was due to the change in the RMB to USD foreign currency translation rate. Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang, a company owned by Ms. Guihong Zheng, our chief executive officer’s wife, for an annual rent of RMB 1,440,000 (approximately $235,463). For the three months ended March 31, 2014 and 2013, rent expense related to this showroom amounted to $58,866 and $57,353, respectively.

●             General and administrative expenses decreased by $59,087 or 14.3% during the three months ended March 31, 2014 as compared to the same period of 2013. This decrease was primarily due to a decrease in bad debt expense of $18,000 based on our analysis of outstanding accounts receivable, a decrease in consulting expense of $72,000 primarily attributable to a decrease in stock-based compensation, and a decrease in other miscellaneous expenses of $10,000, offset by an increase in payroll benefit taxes of $25,000. We expect operating expenses to increase in 2014, including increased costs associated with public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Other Expenses

Other expenses, comprising of realized losses (gains) from foreign currency exchange, a gain from change in fair value of derivative liabilities, interest expenses and other expenses, amounted to approximately $218,000 and $89,000 forthe three months ended March 31, 2014 and 2013, respectively. In the first quarter of 2014, we incurred interest expense of approximately $354,000 as compared to $64,000 interest expenses in the first quarter of 2013. This increase was due to the recording of a non-cash interest expense of $254,000 related to the convertible notes we entered into in the first quarter of 2014 and an increase in interest expense incurred on borrowings. In the first quarter of 2014, we record realized gain from foreign currency exchange of approximately $79,000 as compared to a realized loss from foreign currency exchange of approximately $16,000 in first quarter of 2013. In the first quarter of 2014, we recorded a $72,600 gain from change in fair value of derivative liabilities related to the convertible notes we entered into in December 2013.

Income Tax

BT Shantou and BT Brunei are governed by the Income Tax Law of the People’s Republic of China Concerning Foreign Investment Enterprise and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, BT Shantou and BT Brunei are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

Net Loss

As a results of the discussion above, our net loss for the three months ended March 31, 2014 and 2013 amounted to approximately of $80,000, or $(0.01) per common share (basic and diluted) and approximately $35,000, or $(0.00) per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its cash needs.We had working capital of $289,654as of March 31, 2014, as compared to working capital of $500,210 as of December 31, 2013. Our primary uses of cash have been for purchases of toy products and for working capital. Our primary sources of cash are derived from revenues from the sales of our toy products, from bank loans, from advances from related parties and from convertible loans payable.

At March 31, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2014		December 31, 2013
PRC	$520,915	96.8%	$211,352	95.8%
United States	4,891	0.9%	5,381	2.4%
Hong Kong	12,555	2.3%	3,852	1.8%
Total cash and cash equivalents	$538,361	100.0%	$220,585	100.0%

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

Total current assets at March 31, 2014 increased by approximately $3.0 million from December 31, 2013. The principal contributors to this change was the $318,000 increase in cash, $942,000 increase in inventories due to more purchase and lower sales, $744,000 increase in other receivables due to the increase of export tax refund receivable, and a $1.3 million increase in accounts receivable due to the extending of longer credit terms to our customers from three months to six months, offset by a $293,000 decrease in due from related party. Total current liabilities at March 31, 2014 increased by $3.2million from December 31, 2013 primarily due to a $419,300 increase in convertible loans payable, a $2.5 million increase in accounts payable and accrued expenses due to the increase of purchases,a $420,800 increase in taxes payable due to the accrued salary and benefit taxes for prior years, and a $168,000 increase in amounts due to related partiesfor working capital purpose, offset by a $105,400 decrease in other payables and a $151,000 decrease in loans payable.

We do not have any commitments for capital expenditures and expect that our cash on hand and cash flow from operations will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital.

•	An increase in working capital requirements to finance near term and long term growth strategy including possible acquisitions;
•	Increases in capital expenditures, marketing and salary and benefitexpenses to support the growth of our company
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans;
•	The additional costs, including legal accounting and consulting fees, associated with a public company and related compliance activities, and
•	An increase in taxes payable to reflect income taxes due on BT Brunei taxable income.

From time to time we issue and sell unsecured convertible notes with terms generally shorter than one year and which are convertible into shares of our common stock at a discount to the market price to provide working capital.  As described in Note 9 to the Notes to Consolidated Financial Statements (unaudited) appearing earlier in this report, at March 31, 2014 and December 31, 2013, aggregate convertible loans payable consisted of the following:

	March 31,2014	December 31,2013
Convertible notes payable	$456,000	$205,716
Put premium	169,020	-
Total	$625,020	$205,716

These notes mature between June 2014 and March 2015. Currently, we expect the note holders to convert their outstanding debt and any accrued interest payable into our common shares pursuant to the terms in the respective convertible note agreement. In the event the lender elects to convert these notes, the issuance of shares of our common stock upon such conversion is materially dilutive to our existing stockholders.

Other than the convertible notes and bank loans described in Notes 7, 9 and 14to the Notes to Consolidated Financial Statements (unaudited) appearing earlier in this report, and working capital advanced from related parties, we do not have any external sources of working capital.  We may seek to raise capital through the sale of equity in our company, however, we are not a party to any agreement or understandings at this time and there are no assurances we will be able to raise capital on terms satisfactory to us, or at all.  If we are unable to raise additional capital as may be needed, our ability to grow our company and increase our revenues in future periods will be adversely impacted.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was $50,772 in the first quarter of 2014, as compared to net cash provided by operating activities of approximately $1,716,616 in the first quarter of 2013. In the first quarter of 2014, net cash used in operating activities was primarily attributable to our net loss of approximately $80,000 adjusted for the add back of non-cash interest expense of $254,144, gain from change in fair market value of derivative liabilities of $72,634, realized gains from foreign currency transactions of $79,365, and a change in allowance for doubtful accounts of $58,949, and changes in operating assets and liabilities such as an increase in accounts receivable of approximately $1,336,000, an increase in prepaid expenses and other current assets of approximately $727,000, an increase in inventories of approximately $950,400, offset by, an increase in accounts payable and accrued expenses of approximately $2,564,000,an increase in taxes payable of $433,000and an increase in salaries payable of $41,000.

Net cash provided by operating activities was $1.7 million for the first quarter of 2013. For the first quarter of 2013, cash flows provided by operating activities was primarily attributable to our net loss of $34,548 adjusted for the add back of non-cash items such as depreciation of $19,760, stock-based compensation of $94,501, realized losses from foreign currency transactions of $16,112, and bad debt expense of $77,151 and a decrease in advances to suppliers of $571,000, a decrease in inventories of $325,000 and an increase in accounts payable and accrued expenses of $1.0 million offset by an increase in accounts receivable of $483,000.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $6,194 in the first quarter of 2014as a result of the purchase of property and equipment and intangible asset as compared to net cash used in investing activities of $2,660 in the first quarter of 2013 as a result of the purchase of property and equipment.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities was $379,000for the first quarter of 2014, as compared to net cash used in financing activities approximately of $1,729,000 for the first quarter of 2013. Net cash provided by financing activities for the first quarter of 2014was primarily due to approximately $353,500 of proceeds from convertible loans payable and proceeds from related party advances of approximately $724,000offset by repayment of amounts due to related parties of approximately $258,000 and an increase in working capital advance paid to related party of approximately $387,000 and repayment of loans of $54,000.

Net cash used in financing activities was $1.7 million for the first quarter of 2013, due to an increase in amounts advanced to related party advances of $2.6 million offset by net proceeds we received from a related party advances of $0.9 million.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Loans payable	$4,152,940	$4,152,940	$-	$-	$-
Convertible loans payable	456,000	456,000	-	-	-
Taxes payable	1,553,832	1,553,832	-	-	-
Total	$6,162,772	$6,162,772	$-	$-	$-

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

Inflation

The effect of inflation on the Company’s revenue and operating results was not significant.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments which are described in Note 2 of the Notes to Consolidated Financial Statements (unaudited) appearing elsewhere in this report.   We also have other significant accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are alsodescribed in Note 2.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recently Issued Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014.

Based on this evaluation we concluded that as of March 31, 2014 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of both continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as our failure to timely file at least one Current Report on Form 8-K during the period and our failure to timely file this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending litigation.

 ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2013 Annual Report on Form 10-K. Except as discussed below, there has been no material change in our risk factors from those previously discussed in the 2013 Annual Report on Form 10-K for the year ended December 31, 2013.

The conversion of outstanding convertible notes payable will be dilutive to our existing shareholders.

At March 31, 2014, aggregate principal amount due under convertible notes amounted to $456,000. If all convertible notes were converted to common stock at March 31, 2014, we would be required to issue approximately 9,181,000 shares of our common stock. If our stock price decreases, the number shares issuable upon conversion of the outstanding convertible notes will increase. The conversion of our convertible notes into our common stock may have a materially adverse effect on the market price of our common stock and will have a dilutive effect on our existing shareholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

              In January and February 2014, we issued GEL Properties, Inc. 230,678 shares of the Company’s common stock at an average price of $0.13 per share upon the conversion of an outstanding convertible note in the principal amount of $25,000.  The recipient was an accredited or otherwise sophisticated investor who has access to business and financial information on our company.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

During January 2014, we issued LG Capital Funding LLC 376,426 shares of the Company’s common stock at an average price of $0.10upon the conversion of an outstanding convertible note in the principal amount of $18,356.  The recipient was an accredited or otherwise sophisticated investor who has access to business and financial information on our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

During February and March 2014, we issued JSJ Investments, Inc. 1,572,404 shares of the Company’s common stockat an average price of $0.07 upon the conversion of an outstanding convertible note in the principal amount of $103,216.  The recipient was an accredited or otherwise sophisticated investor who has access to business and financial information on our company.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.  MINE SAFETY DISCLOSURES

               Not applicable to our company’s operation

ITEM 5.  OTHER INFORMATION

               None

ITEM 6.  EXHIBITS

Description of Exhibit
10.1	Translation of 23,000,000 RMB Line of Credit Agreement dated March 28, 2014 between Shantou Big Tree Toys Co., Ltd. and Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. *
10.2	Translation of Loan Agreement dated April 14, 2014 between Shantou Big Tree Toys Co., Ltd. and Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. *
31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed "furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG TREE GROUP, INC.
Date: May 23, 2014	By: /s/ Wei Lin
Wei Lin Chairman and Chief Executive Officer, principal executive officer

Date: May 23, 2014	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (Principal financial and accounting officer)