Form 10-Q
period 2014-06-30
Big Tree Group, Inc.
filed 2014-08-14
CIK 1097896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 22,212,217 shares of common stock are issued and outstanding as of August 5, 2014.

BIG TREE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2014

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets - As of June 30, 2014 (unaudited) and December 31, 2013	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income - For the Three and Six Months Ended June 30, 2014 and for the Three and Six Months Ended June 30, 2013 (restated) (unaudited)	2
	Condensed Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2014 and for the Six Months Ended June 30, 2013 (restated)(unaudited)	3
	Notes to Unaudited Condensed Consolidated Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4	Controls and Procedures.	28
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Mine Safety Disclosures.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	29

We used in this report, the terms “Big Tree," "we," "our," and "us" or the “Company” refers to Big Tree Group, Inc., a Colorado corporation, and its wholly-owned subsidiaries Big Tree International Co., Ltd., a Brunei company, ("BT Brunei") and Shantou Big Tree Toys Co., Ltd., a Chinese company (“BT Shantou”).

i

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Big Tree Group, Inc. for the three and six months ended June 30, 2014 reflects the restatement of our unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013. Based upon analysis of current tax research and interpretations of China tax regulations, we have determined that our subsidiary, Big Tree International Co., Ltd., a Brunei company, may be considered a non-resident PRC company and may be subject to China income taxes and other payroll benefit taxes. Accordingly, we have decided to accrue China income taxes and payroll benefit taxes pursuant to China tax regulations. At June 30, 2013, we increased our current liabilities by $1,544,401, reduced net income by $199,400 or $0.02 per common share (basic and diluted), and $299,329 or $0.03 per common share (basic and diluted) for the three and six months ended June 30, 2013, respectively, to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, we reduced beginning retained earnings by $1,208,543 to reflect the accrual of such taxes and penalties for the 2012 and 2011 periods, and decreased accumulated other comprehensive income by $36,529. Currently, we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that Big Tree International Co., Ltd. is not subject to such taxes in China.

Please see Note 12 - Restatement contained in the Notes to Unaudited Condensed Consolidated Financial Statements appearing later in this Form 10-Q which further describes the effect of this restatement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe, “expect," “anticipate," “estimate," “intend," “plan," “targets," “likely," “aim," “will," “would," “could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

▪	The circumstances resulting in the restatement of our financial statements and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures;
▪	Terms of the convertible notes we have issued and sold and the significant dilution to our shareholders upon the conversion of those notes;
▪	Transactions with our related parties which may have resulted in violations of the Sarbanes-Oxley Act of 2002;
▪	Fluctuations in our revenues based upon our revenue recognition policy;
▪	Factors affecting consumer preferences and customer acceptance of new products;
▪	Competition in the toy industry;
▪	Loss of one or more key customers;
▪	Dependence on third-party contract manufacturers;
▪	Dependence on certain key personnel;
▪	Inability to manage our business expansion;
▪	Infringement by third parties on our intellectual property rights;
▪	Our inadvertent infringement of third-party intellectual property rights;
▪	Availability of skilled and unskilled labor and increasing labor costs;
▪	Lack of insurance coverage and the impact of any loss resulting from product liability or third party liability claims or casualty losses;
▪	Violation of Foreign Corrupt Practices Act or China anti-corruption laws;
▪	Economic, legal restrictions and business conditions in China;
▪	Limited public market for our common stock; and
▪	Potential conflicts of interest between our controlling shareholders and our shareholders.

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

ii

Item 1.	Financial Statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$29,006	$220,585
Restricted Cash	167,338	4,910
Accounts receivable, net of allowance of $288,009 and $291,011, respectively	9,561,524	9,171,976
Inventories	1,428,165	134,699
Other receivables	902,195	1,181,321
Prepaid expenses	12,445	56,754
Due from related party	-	292,943
Advances to suppliers	86,650	113,792
Total Current Assets	12,187,323	11,176,980

Security deposit - related party	58,487	58,916
Property and equipment, net	274,667	131,198
Intangible assets, net	23,496	7,751
Total Assets	$12,543,973	$11,374,845

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,608,621	$3,286,443
Loans payable	3,891,019	4,303,659
Convertible loans payable	572,306	205,716
Derivative liabilities	34,195	182,096
Advances from customers	221,702	124,851
Salaries and benefits payable	519,382	426,186
Other payables	437,410	569,995
Taxes payable	1,131,329	1,133,075
Due to related parties	489,900	444,749
Total Current Liabilities	12,905,864	10,676,770
Total Liabilites	12,905,864	10,676,770
Commitment and Contingencies	-	-

SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred stock No par value; 20,000,000 shares authorized; none issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock $0.00001 par value; 100,000,000 shares authorized;14,273,557 and 10,350,192 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	143	104
Additional paid-in capital	677,792	302,399
Retained earnings	1,855,493	1,964,561
Accumulated other comprehensive income	39,294	61,591
Advances due from related party	(2,934,613)	(1,630,580)
Total Shareholders' (Deficit) Equity	(361,891)	698,075
Total Liabilities and Shareholders' (Deficit) Equity	$12,543,973	$11,374,845

See accompanying notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Revenues	$4,831,712	$11,863,274	$9,600,367	$19,310,975
Cost of revenues	4,267,757	10,974,138	8,276,112	17,727,189
Gross profit	563,955	889,136	1,324,255	1,583,786

OPERATING EXPENSES:
Selling expenses	162,410	181,734	307,474	295,925
Rent - related party	136,583	58,041	195,449	115,394
General and administrative	317,387	255,542	670,077	667,319
Total operating expenses	616,380	495,317	1,173,000	1,078,638

Operating (loss) income	(52,425)	393,819	151,255	505,148

OTHER INCOME (EXPENSES):
Other income (expenses)	24,645	(32,335)	8,558	(41,043)
Realized gain (loss)from foreign currency exchange	42,409	(58,239)	121,774	(74,351)
Gain from change in fair value of derivative liabilities	30,694	-	103,328	-
Interest expense, net	(80,951)	(65,743)	(434,705)	(129,476)
Total other income (expenses)	16,797	(156,317)	(201,045)	(244,870)

(Loss) income before income taxes	(35,628)	237,502	(49,790)	260,278
Income taxes	6,359	(103,429)	(59,278)	(160,753)
Net (loss) income	$(29,269)	$134,073	$(109,068)	$99,525

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(29,269)	$134,073	$(109,068)	$99,525
Foreign currency translation income (loss)	4,179	31,833	(22,297)	42,507

COMPREHENSIVE (LOSS) INCOME	$(25,090)	$165,906	$(131,365)	$142,032

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.01	$(0.01)	$0.01
Diluted	$(0.00)	$0.01	$(0.01)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,812,447	10,350,192	10,886,205	10,347,699
Diluted	12,812,447	10,350,192	10,886,205	10,347,699

See accompanying notes to unaudited condensed consolidated financial statements

BIG TREE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(109,068)	$99,525
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,202	39,606
Gain from change in fair market value of derivative liabilities	(103,328)	-
Stock issued for interest	235	94,501
Bad debt expense	(886)	3,327
Non-cash interest expense	254,144	-
Changes in operating assets and liabilities:
Accounts receivable	(456,571)	(4,891,997)
Advances to suppliers	26,381	572,757
Advances to suppliers-related parties	-	62,693
Prepaid expenses and other current assets	315,386	310,242
Inventories	(1,297,715)	(559,022)
Accounts payable and accrued expenses	2,360,962	4,559,836
Other payables	(111,044)	23,202
Salaries payable	96,540	84,944
Taxes payable	6,518	94,519
Advances from customers	98,006	26,472
Net cash provided by operating activities	1,129,762	520,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(18,058)	-
Purchase of property and equipment	(192,774)	(2,675)
Net cash used in investing activities	(210,832)	(2,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash	(162,874)	-
Proceeds from related party advances	589,706	1,390,844
Repayment of related parties advances	(583,191)	(327,593)
Working capital advance paid to related party, net	(1,319,224)	(1,591,210)
Advances from related party, net	333,540	-
Proceeds from convertible loans payable	353,500	-
Proceeds from (repayment of) loans payable	(320,863)	18,290
Net cash used in financing activities	(1,109,406)	(509,669)

Effect of exchange rate on cash	(1,103)	546
Net (decrease) increase in cash	(191,579)	8,807
Cash - beginning of year	220,585	22,167
Cash - end of period	$29,006	$30,974
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$69,621	$71,533
Cash paid for interest	$151,589	$129,968
Non-cash investing and financing activities:
Derivative liabilty reclassified to paid-in capital	$44,573	$-
Convertible debt premium reclassified to paid-in-capital	$85,125	$-
Stock issued for accounts payable	$27,858	$-
Stock issued for convertible debt	$217,876	$-

See accompanying notes to unaudited condensed consolidated financial statements

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

After the acquisition of BT Brunei, we are in the business of toys sourcing, distribution and contractual manufacturing targeting international and domestic distributors and customers in the toys industry. Our main business focus is to function as a “one stop shop” for the sourcing, distribution and specialty manufacturing of toys and related products.  The Company conducts these operations through both BT Brunei and our BT Shantou subsidiary. We are located in Shantou City of Guangdong province, the geographical region well-known for toys manufacturing and exporting in China. We are not a manufacturer. We provide procurement services for international toy distributors and wholesalers, including identifying, evaluating, and engaging one or more local manufacturers, trading companies or distributors for the requested supply of toys, as well as arranging for original equipment manufacturing (OEM”) services. The OEM services include engaging toy manufacturers directly or through other toy trading companies or distributors to either manufacture toys to specific specifications requested by our customers, or customize an existing toy product to meet our customer’s request such as through changes in mechanical functionality, appearance, physical dimension, and materials. We sources a wide variety of toys made of plastic, wood, metal, wool, and electronic materials, primarily targeting children from infants to teenagers. We enable our customers to view these toys either through our website or at our extensive toy showrooms located in Shantou, China. Customers can easily contact our online representatives for inquiry and place orders, or visit the toy showrooms and choose from the displayed toy samples provided by our manufacturing partners.

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

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

Basis of presentation

  The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and 2013 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying unaudited condensed consolidated financial statements reflect the consolidated financial position and result of operations of the Company and our subsidiaries, BT Brunei and BT Shantou. All significant intercompany accounts and transactions have been eliminated in consolidation

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Balance sheet:
As of June 30, 2014	RMB 6.1552 to $1.00
As of December 31, 2013	RMB 6.1104 to $1.00

Statement of operations and comprehensive income (loss) and cash flows:
Six months ended June 30, 2014	RMB 6.1397 to $1.00
Six months ended June 30, 2013	RMB 6.2395 to $1.00

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates for the three and six months ended June 30, 2014 and 2013 include the allowance for doubtful accounts on accounts receivable, allowance for obsolete inventory, the useful life of property and equipment and intangible assets, the valuation of derivative liability, and the valuation of stock-based compensation.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

The following table reflects changes for six months ended June 30, 2014 for all financial assets and liabilities categorized as Level 3 as of June 30, 2014.

Liabilities:
Balance of derivative liabilities as of December 31, 2013	$182,096
Reclassification of derivative liability and put premium to paid-in capital upon debt conversion	(44,573)
Gain from change in the fair value of derivative liabilities	(103,328)
Balance of derivative liabilities as of June 30, 2014	$34,195

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

Restricted Cash

        Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain short-term contractual agreements are recorded in current assets on our balance sheet. Our restricted cash balances primarily include cash collateral required to be held against loans from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. As of June 30, 2014 and December 31, 2013, the restricted cash account totaled $167,338 and $4,910, respectively

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014
Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of the amount of probable credit losses in our existing accounts receivable. We determined the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expense. Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2014 and December 31, 2013, the allowance for doubtful account totaled $288,009 and $291,011, respectively.

Inventories

We value inventories, consisting of finished goods only, at the lower of cost or market value. Cost is determined on the first in-first out method. We regularly review our inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on the current selling price. For the six months ended June 30, 2014 and 2013, there were no charges for inventory reserve provision.

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

Impairment of long-lived assets

In accordance with ASC 360, our long-lived assets, which include property and equipment, and automobiles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined there were no impairments of long-lived assets as of June 30, 2014 and December 31, 2013.

Advance from customers

Advance from customers represent prepayments to us for merchandise that had not yet been shipped to customers. Advance from customers amounted to $221,702 and $124,851 as of June 30, 2014 and December 31, 2013, respectively.

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
June 30, 2014

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

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the three months ended June 30,2014			For the three months ended June 30,2013
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$4,746,944	$-	$4,746,944	$11,844,100	$-	$11,844,100
Net Revenues from sales reported on net basis	-	84,768	84,768	-	19,174	19,174
Total Revenues	$4,746,944	$84,768	$4,831,712	$11,844,100	$19,174	$11,863,274

Revenue Recognition (1)
	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$9,177,490	$-	$9,177,490	$19,247,073	$-	$19,247,073
Net Revenues from sales reported on net basis	-	422,877	422,877	-	63,902	63,902
Total Revenues	$9,177,490	$422,877	$9,600,367	$19,247,073	$63,902	$19,310,975

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

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 9 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

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

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2014, we had accrued China income taxes on taxable income generated by BT Brunei as a non-resident China company. We have not paid such taxes and we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that BT Brunei is not subject to such taxes in China. There is no assurance that we can reach such a conclusion and we may be required to pay such income taxes. We had no other uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added taxes

Pursuant to the Provisional Regulation of China on Value Added Tax ("VAT") and their rules, all entities and individuals that are engaged in the sale of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne.

Shipping costs

For the three months ended June 30, 2014 and 2013, shipping costs are included in selling expenses and totaled $21,307 and $42,896, respectively. Shipping costs amounted to $31,098 and $56,068 for the six months ended June 30, 2014 and 2013, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations and comprehensive (loss) income. For the three months ended June 30, 2014 and 2013, advertising expense amounted to $26,070 and $27,326, respectively. For the six months ended June 30, 2014 and 2013, advertising expense amounted to $43,709 and $45,800, respectively.

Comprehensive (loss) income

Comprehensive (loss) income consists of net (loss) income and foreign currency translation adjustments, and is presented in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

	Six Months Ended June 30,
	2014	2013
Convertible notes	12,427,099	-
Total	12,427,099	-

Recently issued accounting pronouncements

        In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

 A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

NOTE 3 – OTHER RECEIVABLES

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

	June 30, 2014	December 31, 2013

Tax refund receivable	$539,293	$1,169,702
Prepaid value added taxes	282,345	-
Other	80,557	11,619
Total	$902,195	$1,181,321

In November 2013, Bank of China Co., Ltd Shantou Branch (“BOC”) and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 (approximately $1,624,642 at June 30, 2014) expiring on May 21, 2014. We paid off the remaining balance in May 2014. Under the term of this line of credit agreement, BT Shantou entered onto a pledge agreement which uses the pending export tax refund receivable as security for the line of credit (See Note 5).

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	Estimated Life	June 30, 2014	December 31, 2013

Office equipment	5 Years	$40,773	$38,305
Vehicles	5 Years	51,989	52,370
Machinery and equipment	3 Years	364,686	176,429
		457,448	267,104
Less: accumulated depreciation		(182,781)	(135,906)
		$274,667	$131,198

For the three months ended June 30, 2014 and 2013, depreciation expenses amounted to $28,939 and $19,065, respectively. Depreciation expenses amounted to $47,985 and $38,053 for the six months ended June 30, 2014 and 2013, espectively.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014
NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent accounting software purchased in July 2011, monitoring software purchased in January 2014 and Microsoft software purchased in May 2014, which is amortized on a straight line basis during its useful life of 5 years. For the three months ended June 30, 2014 and 2013, amortization expenses amounted to $1,124 and $781, respectively. For the six months ended June 30, 2014 and 2013, amortization expenses amounted to $2,217 and $1,553, respectively.

NOTE 6 – LOANS PAYABLE

In March and May 2012, we entered into two-year promissory note agreements for $20,000 and $41,711 with China Direct Investments, Inc., respectively, for an aggregate loan amount of $61,711. The proceeds of the loans were used for working capital purposes. The loan amounts of $20,000 and $41,711 and all accrued and unpaid interest are due no later than the earlier of on March 20, 2014 and May 9, 2014, respectively, or upon the completion of an offering of the Company’s securities to raise capital. The loans bear interest at 2% per annum. In January 2014, these notes were assigned to third parties and they were fully converted as of June 30, 2014 (See Note 7 – Convertible Loans Payable)

On November 2, 2012, we borrowed RMB 23,000,000 ($3,736,678 and $3,764,074 at June 30, 2014 and December 31, 2013, respectively) from Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. Under the terms of loan agreement, interest is payable monthly at an annual rate of 6.9% and was due on November 2, 2013. In October 2013, the loan due date was verbally extended to April 17, 2014 and the annual interest rate was increased to 7.28%. If the loan is not paid by the due date, the default annual interest rate shall be 8.97% per annum. The loan is secured by a property owned by Shantou Youbang International Express Supervision Center Co., Ltd., a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, and by a personal guarantee of Xinna Cai, the legal representative of BT Shantou. On March 28, 2014, we entered a new line of credit agreement of RMB 23,950,000 with Guangfa Bank Co., Ltd. Shantou Zhongshan Branch to replace this loan agreement. Pursuant to the new line of credit agreement, the annual interest rate is 120% of the Chinese benchmark interest rate (7.28% at June 30, 2014) payable quarterly and the loan is due on March 27, 2015. Through June 30, 2014, BT Shantou has repaid RMB 23,000,000, the remaining balance is RMB 23,950,000 ($3,891,019 at June 30, 2014).

In November 2013, Bank of China Co., Ltd Shantou Branch (“BOC”) and BT Shantou entered a line of credit agreement, in which BOC granted BT Shantou a line of credit of RMB 10,000,000 (approximately $1,624,642 at June 30, 2014) expiring on May 21, 2014. Under the term of this line of credit agreement, Mr. Wei Lin, the former Chairman and CEO of the Company, and Ms. Xinna Cai, the legal representative of BT Shantou, have both signed personal guarantee agreements with BOC to guarantee this debt. BT Shantou also entered onto a pledge agreement which uses the pending export tax refund receivable as security for the line of credit. On November 26, 2013 and January 8, 2014, BOC provided a short term loan with the principal amount of RMB 3,400,000 and RMB 1,490,000 to BT Shantou under the line of credit. The loan term is six months with the annual interest rate of 7.28%, the due amount will be directly transfer from BT Shantou’s export tax refund receivable escrow account to BOC on the due date. We paid off the remaining balance through June 30, 2014.

On December 21, 2013, we borrowed RMB 2,000,000 ($324,929 and $327,311 at June 30, 2014 and December 31, 2013) from Guangdong Huaxing Bank. The loan bears annual interest at the Chinese benchmark interest rate plus 30% of the Chinese benchmark interest rate (7.28% at June 30, 2014). Pursuant to the loan terms, aggregate principal and interest payments of RMB 300,000 (approximately $49,100) was due and payable monthly and on the maturity date (June 20, 2014) all remaining principal and interest was due. The loan was personally guaranteed by the Company’s former CEO and the Company guaranteed the loan by using its intellectual property right on four patents owned by the Company. The patents are registered as number 3142578, 1657120, 1321347 and 2512437. We paid off the loan through June 30, 2014.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party purchases

We purchase products from Universal Toys Trading (Hong Kong) Limited (“Universal Toys”) that we sell to our customers. The sole shareholder of Universal Toys is Mr. Xiaodong Ou, the brother-in-law of our former Chairman and Chief Executive Officer, Mr. Wei Lin. During the three months ended June 30, 2014 and 2013, we purchased $0 and $0.2 million from Universal Toys, respectively. During the six months ended June 30, 2014 and 2013, we purchased $0 and $0.2 million from Universal Toys, respectively. At June 30, 2014 and December 31, 2013, we owed Universal Toys $0 and $0, respectively.  The Company agreed to purchase various products from Universal Toys, Universal Toys fills the purchase order in accordance with the Company’s specifications, and the Company is then obligated to pay Universal Toys upon delivery in accordance with its customary terms offered other suppliers/vendors.

On June 1, 2010, BT Shantou entered into a 10-year contract manufacturing agreement with Xinzhongyang Toys Industrial Co. Ltd., (“Xinzhongyang”) to produce the Big Tree Magic Puzzle (3D). Mr. Lin, our former Chief Executive Officer and Ms. Guihong Zheng, his wife own Xinzhongyang. During the three months ended June 30, 2014 and 2013, we purchased approximately $154,000 and $197,000 from Xinzhongyang, respectively. During the six months ended June 30, 2014 and 2013, we purchased approximately $210,000 and $200,000 from Xinzhongyang, respectively.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

Due from related party

From time to time, BT Shantou receives advances from and makes advances to Xinzhongyang, for working capital purposes. At times the total payment the Company repaid to Xinzhongyang exceeds the total balance due to Xinzhongyang. Xinzhongyang is under the common control of Mr. Lin and his wife. At June 30, 2014 and December 31, 2013, amounts due from related party amounted to $2,934,613 and $1,630,580, respectively. The Company accounted for and presented the advances due from related party as a reduction of stockholders’ equity in accordance with the guidance of ASC 505-10-45. It is possible that these working capital advances by us to Xinzhongyang could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Xinzhongyang will be repaid. If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results. For the six months ended June 30, 2014, due from related party activity consisted of the following:

Balance, December 31, 2013	$1,630,580
Working capital advances to Xinzhongyang	1,745,349
Repayments made by Xinzhongyang	(426,126)
Effect of foreign currency exchange	(15,190)
Balance, June 30, 2014	$2,934,613

Due to (from) related parties

From time to time we received advances from or made advances to related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the six months ended June 30, 2014, due to (from) related party activities consisted of the following:

	Wei Lin (1)	Chaojun Lin (2)	Total
Balance, December 31, 2013	$444,749	$(292,943)	$151,806
Working capital advances	589,706	496,415	1,086,121
Repayments	(583,191)	(162,874)	(746,065)
Effect of foreign currency exchange	(3,253)	1,291	(1,962)
Balance, June 30, 2014	$448,011	$41,889	$489,900

(1)
Mr. Wei Lin is our former chief executive officer and Chairman of the Board. He resigned his position in the company at June 2014, he works as a consultant to the company and he and his family owns more than 20% of the company’s common shares. At June 30, 2014 and December 31, 2013, balances due to Mr. Lin primarily consisted of advances for working capital.

(2)
Mr. Chaojun Lin is the Deputy General Manager of BT Shantou since March 2004 and a member of our Board of Directors since December 30, 2011. The balance due from Mr. Chaojun Lin as December 31, 2013 amounted to $292,943 and was reflected on the consolidated balance sheet as due from related party in current assets and as disclosed above under "Due to (from) related parties". It is possible that these funds advance by us to him could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. As of June, 2014, Mr. Chaojun Lin, the Deputy General Manager of BT Shantou and a member of our Board of Directors repaid to and advanced the Company RMB 3.05 million (approximately $496,415) of the working capital advances made by the Company to him of $292,943 at December 31, 2013. There is a balance of $41,889 due to Mr. Chaojun Lin at June 30, 2014.

        Operating lease– related party

BT Shantou leases its principal executive offices and our first toy showroom for RMB 72,000 per annum from Yunjia, a company owned by Mr. Wei Lin and his wife, Guihong Zheng. During the three months ended June 30, 2014 and 2013, we paid Yunjia RMB18,000 and RMB 18,000 (approximately $2,920 and $2,868), respectively, in rent expense. During the six months ended June 30, 2014 and 2012, we paid Yunjia RMB 36,000 and RMB 36,000 (approximately $5,863 and $5,770), respectively, in rent expense. The lease expires on December 31, 2021.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang International Supervise Center, Co., Ltd. (“Shantou Youbang”), a company owned by Ms. Guihong Zheng, Mr. Wei Lin’s wife, for an annual rent of RMB 1,440,000 (approximately $234,539). The lease of the showroom expires on December 31, 2017.  In connection with this lease, we paid a security deposit to Shantou Youbang of RMB360,000 ($58,487 and $58,916 at June 30, 2014 and December 31, 2013, respectively) which is reflected as a security deposit – related party on the accompanying unaudited consolidated balance sheets. During the three months ended June 30, 2014 and 2013, rent expense amounted to $58,404 and $58,041, respectively. During the six months ended June 30, 2014 and 2013, rent expense for the Shantou Youbang showroom amounted to $117,270 and $115,394, respectively.

NOTE 8 – CONVERTIBLE LOANS PAYABLE

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

On December 3, 2013, the Company issued a 12% convertible note to JSJ in the principal amount of $50,000. The principal amount is due on June 3, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 55% of the average of three lowest closing price in the 10 consecutive trading days prior to the day that JSJ requests conversion. The note has a cash redemption premium of 125% of the principal amount and may be prepaid at any time by the issuer. If an Event of Default occurs and is continuing for more than thirty days, the Holder of this Note may declare this entire Note, including any interest and Default Interest and other amount due, to be due and payable immediately. On June 3, 2014, JSJ has converted $27,014 of this note into 613,955 shares of the Company’s common stock at $0.044 per share. At June 30, 2014 and December 31, 2013, principal amount due under this convertible note amounted to $22,986 and $50,000, respectively.

On December 17, 2013, the Company and Iconic Holdings, LLC (“Iconic”) entered into a note purchase agreement, providing the issuance of a 10% convertible promissory note with the principal amount of $52,500. The note is due on December 17, 2014. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the lower of $ 0.238 or 60% of the lowest trading price in the 15 consecutive trading days prior to the date that Iconic requests Conversion. If an Event of Default occurs and is continuing with respect to the Note, the Holder may declare all of the then outstanding Principal Amount of this Note, including any interest due thereon, to be due and payable immediately without further action or notice. In the event of such acceleration, the amount due and owing to the Holder shall be increased to one hundred and fifty percent (150%) of the outstanding Principal Amount of the Note held by the Holder plus all accrued and unpaid interest, fees, and liquidated damages, if any. Additionally, this Note shall bear interest on any unpaid principal from and after the occurrence and during the continuance of an Event of Default at a rate of twenty percent (20%). On June 23, 2014, Iconic has converted $25,700 of this note into 629,902 shares of the Company’s common stock at $0.0408 per share. At June 30, 2014 and December 31, 2013, principal amount due under this convertible note amounted to $29,514 and $50,000, respectively.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

On January 6, 2014, the Company, CDI and GEL Properties, LLC (“GEL”) entered into a debt purchase agreement, in which GEL purchased the assigned portion $5,000 under the $ 41,711 convertible note issued by the Company to CDI dated on May 2012 as well as a $20,000 convertible note dated in March 2012. The Company issued a 12% replacement convertible note to GEL (the “GEL” Replacement Convertible Note”) with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests conversion. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since the GEL Replacement convertible note had fixed conversion percentages of 60% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $10,000 since the GEL Replacement Convertible Note is convertible for the conversion premium and recorded interest expense of $10,000. In January and February 2014, GEL has fully converted this note into 230,678 shares of the Company’s common stock at an average price of $0.13 per share. Accordingly, on the date of conversion, the put premium of $10,000 was reclassified to additional paid-in capital.

On January 6, 2014, the Company issued a 12% convertible note to GEL, with the principal amount of $25,000, which is due on September 30, 2014. GEL is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the lowest closing price in the 5 consecutive trading days prior to the date that GEL requests Conversion. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the 61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the 121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest. This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; GEL may consider this Note immediately due and payable. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this GEL convertible note had fixed conversion percentages of 60% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $10,000 since this GEL Convertible Note is convertible for the conversion premium and recorded interest expense of $10,000. At June 30, 2014, principal amount due under this convertible note amounted to $25,000.

On January 6, 2014, the Company issued a 12% convertible note to LG Capital Funding, LLC (“LG”), with the principal amount of $50,000, which is due on September 30, 2014. LG is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 50% of the average of two lowest closing price in the 10 consecutive trading days prior to the date that LG requests Conversion. During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows:  (i) if the redemption is within the first 60 days this Note is in effect, then for an amount equal to 130% of the unpaid principal amount of this Note along with any prepaid and earned interest, (ii) if the redemption is after the  61st day this Note is in effect but less than the 120th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any prepaid and earned interest, (iii) if the redemption is after the  121st day this Note is in effect but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any prepaid and earned interest.  This Note may not be redeemed after 180 days. Upon an Event of Default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this LG convertible note had fixed conversion percentages of 50% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $25,000 since this LG convertible note is convertible for the conversion premium and recorded interest expense of $25,000. At June 30, 2014, principal amount due under this convertible note amounted to $50,000. None of this note has been converted as of June 30, 2014.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

On January 30, 2014, the Company and Asher Enterprises, Inc. (“Asher”) entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $93,500, which is due on October 21, 2014. Asher is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 58% of the average of three lowest trading price in the 10 consecutive trading days prior to the date that Asher requests Conversion. Any amount of principal or interest of this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Upon an event of default, the Note shall become immediately due and payable and the Company shall pay to Asher in full satisfaction of its obligations. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since the Asher convertible note had fixed conversion percentages of 58% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $39,270 since the Asher convertible note is convertible for the conversion premium and recorded interest expense of $39,270. At June 30, 2014, principal amount due under this convertible note amounted to $93,500. None of this note has been converted as of June 30, 2014.

On February 13, 2014, the Company issued a 12% convertible note to JSJ, with the principal amount of $125,000, which is due on July 30, 2014. JSJ is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to 45% of the average of lowest bid price for the 20 consecutive trading days prior to the date that JSJ requests conversion. This note has a cash redemption premium of 150% of the principal amount only upon approval and acceptance by JSJ, Any amount of principal on this Note which is not paid when due shall bear twelve percent (12%) interest per annum from the date thereof until the same is paid. If the Company fails to deliver the shares as requested in a conversion notice and within three business days of the receipt thereof, there shall accrue a penalty of additional shares due to JSJ equal to 25% of the number stated in the conversion notice beginning on the fourth business day after the date of the notice. The additional shares shall be issued and the amount of the note retired will not be reduced beyond that stated in the conversion notice. Each additional business day beyond the fourth business day after the date of this notice shall accrue an additional 25% penalty for delinquency, without any corresponding reduction in the amount due under the note, for so long as Company fails to provide the shares so demanded. If an event of default occurs and is continuing, JSJ may declare the entire note, including any interest and default interest and other amounts due, to be due and payable immediately. Pursuant to ASCTopic 470-20-525 (Debt with conversion and other options), since the Asher convertible note had fixed conversion percentages of 45% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $68,750 since the JSJconvertible note is convertible for the conversion premium and recorded interest expense of $68,750. At June 30, 2014, principal amount due under this convertible note amounted to $125,000. None of this note has been converted as of June 30, 2014.

On March 17, 2014, the Company and LG entered a security purchase agreement and issued an 8% convertible note in the principal amount of $40,000, which is due on February 25, 2015. LG is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 60% of the average of lowest closing price during the 15 consecutive trading days prior to the date that LG requests conversion. During the first 180 days this Note is in effect, the Company may redeem this note by paying to LG an amount equal to 150% of the unpaid principal amount of this note along with any prepaid and earned interest. This note may not be redeemed after 180 days. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; LG may consider this Note immediately due and payable. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this LG convertible note had fixed conversion percentages of 60% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $16,000 since this LG convertible note is convertible for the conversion premium and recorded interest expense of $16,000. At June 30, 2014, principal amount due under this convertible note amounted to $40,000. None of this note has been converted as of June 30, 2014.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

On March 17, 2014, the Company and Union Funding, LLC (“UF”) entered into a security purchase agreement, and issued an 8% convertible note with the principal amount of $20,000, which is due on March 12, 2015. UF is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to the 50% of the lowest closing price during the 15 consecutive trading days prior to the date that UF requests conversion. Upon an event of default, interest shall be accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law; UF may consider this note immediately due and payable. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this UF convertible note had fixed conversion percentages of 50% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $10,000 since this UF convertible note is convertible for the conversion premium and recorded interest expense of $10,000. At June 30, 2014, principal amount due under this convertible note amounted to $20,000. None of this note has been converted as of June 30, 2014.

In connection with the issuance of the 2013 JSJ and Iconic convertible notes above, the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the convertible instruments were accounted for as a derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $34,195 and $182,096 at June 30, 2014 and December 31, 2013, respectively. The gain resulting from the decrease in fair value of these convertible instruments was $147,901 and $0 for the six months ended June 30, 2014 and 2013, respectively.

 The Company used the following range of assumptions for determining the fair value of the convertible instruments at inception and as of June 30, 2014 under the Black-Scholes option pricing model:

Dividend rate	0%
Term (in years)	0.1 to 0.5 years
Volatility	118%
Risk-free interest rate	0.07% – 0.11%

At June 30, 2014 and December 31, 2013, aggregate convertible loans payable consisted of the following:

	June 30, 2014	December 31, 2013
Convertible notes payable	$403,286	$205,716
Put premium	169,020	-
Total	$572,306	$205,716

NOTE 9 - OTHER PAYABLES

On June 30, 2014, other payables of $437,410 consisted of accrued shipping expense, accrued interest and penalties, and employee benefit expense. On December 31, 2013, other payables of $569,995 consisted of accrued consulting fee, accrued shipping expense, accrued interest and penalties and employee benefit expense.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

NOTE 10– CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013, were as follows:

	Net Sales		Accounts Receivable
	For six months ended June 30		June 30,	December 31,
	2014	2013	2014	2013
Always Trading International Limited	44.7%	21.9%	-	30.5%
Poundland Far East Ltd	6.5%	10.8%	10.6%	5.9%
Total	51.2%	32.7%	10.6%	36.4%

A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

(ii)    Vendor Concentrations

Vendor purchase concentrations for June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013, were as follows:

	Net Purchases		Accounts Payable
	For six months ended June 30		June 30,	December 31,
	2014	2013	2014	2013
Jiada Toys	3.9%	10.1%	18.1%	11.0%
Changtai Toys (Prosperous Toys)	44.2%	45.8%	49.7%	28.9%
Yintai International (Win Tide)	31.4%	29.4%	23.0%	6.3%
Guangdong Chenghai Xiongcheng Plastic Toys	1.5%	2.5%	-	18.3%
Total	81.0%	87.8%	90.8%	64.5%

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

At June 30, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2014		December 31, 2013
PRC	$6,768	23.3%	$211,352	95.8%
United States	-	-%	3,852	1.8%
Hong Kong	22,238	76.7%	5,381	2.4%
Total cash and cash equivalents	$29,006	100.0%	$220,585	100.0%

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock; $0.00001 par value.  As of June 30, 2014 and December 31, 2013, there were 14,273,557 and 10,350,192 shares of common stock issued and outstanding, respectively.

Common stock issued for services

On January 3, 2013, we entered into a consulting agreement with Dore Perler to engage Mr. Perler to provide us with sales consulting and managerial services related to our operations in North America for a period ending on January 31, 2014. The consulting agreement provides that we shall issue Pearl Group 150,000 shares of our post-reverse-split common stock. Such shares were issued on March 28, 2013. The Company valued these common shares at the fair value of $0.63 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, for the six months ended June 30, 2013, the Company recorded stock-based compensation of $94,501.

Common stock issued for accounts payable

At June 24, 2014, the Company issued 500,000 common shares to Dore Perler as the payment for services rendered in 2013 and owed to the consultant at December 31, 2013. The Company valued these common shares at the fair value on the date of grant of $0.056 per common share with the total amount of $27,858.

Common stock issued for notes conversion

During the six months ended June 30, 2014, the Company issued 3,423,365 shares of its common stock upon the conversion of debt and interest payable aggregating $217,876.

NOTE 12 - RESTATEMENT

The Company’s unaudited condensed consolidated financial statements have been restated as of June 30, 2013 and for the three and six months ended June 30, 2013. Based upon analysis of our current tax research and interpretations of China tax regulations, we have determined that our subsidiary, Big Tree International Co., Ltd., a Brunei company, may be considered a non-resident PRC company and may be subject to China income taxes and other payroll benefit taxes. Accordingly, we have decided to accrue China income taxes and payroll benefit taxes pursuant to China tax regulations. At June 30, 2013, we increased our current liabilities by $1,544,401, reduced net income by $199,400 or $0.02 per common share (basic and diluted), and $299,329 or $0.03 per common share (basic and diluted) for the three and six months ended June 30, 2013, respectively, to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, we reduced beginning retained earnings by $1,208,543 to reflect the accrual of such taxes and penalties for the 2012 and 2011 period, and decreased accumulated other comprehensive income by $36,529. Currently, we are reviewing our corporate tax structure and plan on restructuring our tax structure to ensure that Big Tree International Co., Ltd. is not subject to such taxes in China.

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

Accordingly, the Company’s unaudited condensed consolidated balance sheet at June 30, 2013 and for the three and six months ended June 30, 2013, the unaudited condensed consolidated statement of operation and comprehensive income (loss) have been restated herein. The effect of this restatement in our unaudited condensed consolidated financial statements at June 30, 2013 and for the three and six months ended June 30, 2013 are shown in the table as follows:

Consolidated balance sheet data
	June 30, 2013
	As previously filed	Adjustments to Restate		As Restated
Total Assets	$13,351,392	$-		$13,351,392

Salaries and related benefits payable	$68,134	$260,897	(a)	$329,031
Other payables	13,292	304,484	(a)	317,776
Taxes payable	-	979,020	(a)	979,020
Total Current Liabilities	11,795,070	1,544,401		13,339,471
Total Liabilities	11,795,070	1,544,401		13,339,471

Stockholders’ Equity (Deficit):
Common stock ($0.00001 par value; 100,000,000 shares authorized; 10,350,192 shares issued and outstanding at June 30, 2013)	104	-		104
Additional paid-in capital	302,399	-		302,399
Retained earnings	3,061,883	(1,507,872)	(a)	1,554,011
Accumulated other comprehensive income (loss)	67,633	(36,529)	(a)	31,104
Advance due from related party	(1,875,697)	-		(1,875,697)
Total Stockholders’ Equity (Deficit)	1,556,322	(1,544,401)		11,921
Total Liabilities and Stockholders’ Equity	$13,351,392	$-		$13,351,392

(a)
To increase current liabilities by $1,544,401, to reduce net income by $199,400 and $299,329 for the three and six months ended June 30, 2013 to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest, to reduce beginning retained earnings by $1,208,543 to reflect the accrual of such taxes and penalties for the 2012 and 2011 period, and to decrease accumulated other comprehensive income by $36,529.

Consolidated statement of operations and comprehensive income (loss)	For the Three Months Ended June 30, 2013
	As previously filed	Adjustments to Restate		As Restated
Gross profit	$889,136	$-		$889,136
Operating expenses	453,334	41,983	(a)	495,317
Operating income	435,802	(41,983)		393,819
Other income (expenses)	(102,329)	(53,988)	(a)	(156,317)
Income before income taxes	333,473	(95,971)		237,502
Income taxes	-	(103,429)	(a)	(103,429)
Net income (loss)	333,473	(199,400)		134,073
Foreign currency translation income	53,392	(21,559)	(a)	31,833
Comprehensive Income (loss):	$386,865	$(220,959)		$165,906
Net Income (Loss) Per Common Share
Basic	$0.03	$(0.02)		$0.01
Diluted	$0.03	$(0.02)		$0.01

 BIG TREE GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

Consolidated statement of operations and comprehensive income (loss)	For the Six Months Ended June 30, 2013
	As previously filed	Adjustments to Restate		As Restated
Gross profit	$1,583,786	$-		$1,583,786
Operating expenses	999,928	78,710	(a)	1,078,638
Operating income	583,858	(78,710)		505,148
Other expenses	(185,004)	(59,866)	(a)	(244,870)
Income before income taxes	398,854	(138,576)		260,278
Income taxes	-	(160,753)	(a)	(160,753)
Net income (loss)	398,854	(299,329)		99,525
Foreign currency translation income	70,930	(28,423)	(a)	42,507
Comprehensive income (loss):	$469,784	$(327,752)		$142,032
Net Income (Loss) Per Common Share
Basic	$0.04	$(0.03)		$0.01
Diluted	$0.04	$(0.03)		$0.01

(a)
To reduce net income by $199,400 and $299,329 for the three and six months ended June 30, 2013 to reflect the accrual of income taxes, payroll benefit taxes and all related estimated penalties and interest and to decrease foreign currency translation income by $21,559 and $28,423 for the three and six months ended June 30, 2013, respectively.

There was no change to the components of our previous reported consolidated statement of cash flows for the six months ended June 30, 2013.

NOTE 13 – SUBSEQUENT EVENTS

On July 8, 2014, we issued a 12% convertible promissory note with the principal amount of $37,500 to Beaufort Capital Partners LLC (“Beaufort”). The note is due on January 8, 2015. Beaufort is entitled, at its option, at any time after the maturity date of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to 50% of the lowest trading price in the 20 consecutive trading days prior to the date that Beaufort requests Conversion. If an Event of Default occurs and is continuing with respect to the Note, the Holder may declare all of the then outstanding Principal Amount of this Note, including any interest due thereon, to be due and payable immediately without further action or notice.

On July 7 and July 30, 2014, JSJ fully converted a $50,000 note, dated December 3, 2013, into 674,904 and 483,906 shares of our common stock, respectively.

On July 10, AND July 28, 2014 , LG partially converted a $50,000 note, dated January 6, 2014, into 587,928 and 644,045 shares of our common stock, respectively. The remaining principal balance of this note is $29,000.

On July 15, July 21, July 28 and August 1, 2014, GEL fully converted a $25,000 note, dated January 6, 2014, into 248,139,  476,190, 796,171, and 606,796 shares of our common stock, respectively.

On July 31, 2014, Asher partially converted a $93,500 note, dated, January 30, 2014, into 1,251,460 shares of our common stock.

On July 22 and August 1, 2014, Iconic fully converted a $52,500 note, dated December 17, 2013, into 773,810 and 1,395,311 shares of our common stock, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements and footnotes for the three and six months ended June 30, 2014 and 2013.

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

We source toys to distributors, trading companies, and wholesalers primarily located in mainland China, Hong Kong, Europe, South America, and Asia. The end customers are typically children, ranging from infants to teenagers, in these countries and regions. Since 2013, we opened our toy experience center and a second showroom which will be used to provide our customers and potential customers the opportunity to see all the toys we offer with a one-stop shop experience.

We are dependent upon certain customers and suppliers.  During the first six months of 2014, two customers represented 51.2% of total revenues and 10.6% of accounts receivable. In the first six months of 2014, two of our suppliers accounted for 75.6% of our toy purchases and 72.7% of accounts payable. During the first six months of 2013, two customers represented 32.7% of total revenues and 36.4% of accounts receivable. In the first six months of 2013, two of our suppliers accounted for 75.2% of our toy purchases and 35.2% of accounts payable.

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

Our Outlook

With the recovery of Europe and world economy, we believed the toy market will gradually recover to the same level as before the financial crisis, the purchase orders that we received from European countries increased by approximately 28.6% in 2013 compare to 2012. We expect that our sales revenue to European countries will remain stable for the remaining part of 2014.

We further developed our relationship with our partners in South America countries, including some of the top retail stores in Mexico who ordered large amount of toys from us in 2013. We expect that our sales in Mexico and other South American countries will continue to rise in the following years, and will be one of our key revenue generators.

In contrast with our positive expectation in Europe and South America, we do not see a huge improvement in North America, especially in United States in the fiscal year of 2014. However, we plan on attending more U.S toy exhibitions to further develop our operation in United States, but we do not expect to see a huge increase in sales in the next 2 to 3 years.

In addition, we will put our effort on the expending of the domestic markets by developing more domestic customers, and we expect our domestic sales to increase in the remaining 2014 as the demend increase in the PRC markets .

Results of Operations

Revenues

Our consolidated revenues for the three months ended June 30, 2014 decreased 59.3% as compared to the same period in 2013. Our consolidated revenues for the six months ended June 30, 2014 decreased 50.3% as compared to the same period in 2013. The decrease in revenues for the three and six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the decrease of sales in BT Brunei. For the six months ended June 30, 2014, approximately 30% of the total revenue of BT Brunei is recorded as gross basis, compared to the same period in 2013, where approximately 100% of the total revenue of BT Brunei is recorded as gross basis primarily due to the nature of the sales transactions pursuant to the criteria outlined in ASC 605-45-45 for revenue recognition on gross basis as principal versus net basis as agent. For the three and six months ended June 30, 2014, as compared to the same period in 2013, the gross sales decreased by 60% and 50%, respectively.

For the three and six months ended June 30, 2014, BT Shantou’s revenues decreased by approximately $0.3 million and $0.1 million respectively, from the comparable period in 2013. This decrease was primarily due to a decrease in sales of second quarter 2014 to one customer, Always Trading International Limited (“Always”), which we accounted for on a gross basis as a principal. For the six months ended June 30, 2014 and 2013, sales to Always accounted for 44.7% and 21.9% of total sales, respectively. For the three and six months ended June 30, 2014, BT Brunei’s revenues decreased by approximately $6.7 million and $9.6 million, respectively, as compared to the same periods ended June 30, 2013. Our revenue accounted for on a net basis as an agent increased during the three and six months ended June 30, 2014 as compared to the same periods ended June 30, 2013, mainly due to the nature of the sales transactions completed in the comparative periods.

Our strategy is to utilize BT Brunei to continue to increase our customer base for export sales of toys, while continuing to expand our domestic distribution sales channels within China through BT Shantou. In connection with our export sale, we are susceptible to the fluctuations and uncertainty of international trading conditions, currency exchange rates, and global financial crisis. In addition, due to the inflation and continuous appreciation of RMB in the past few years which has resulted in an increase in the wholesale price of toys, we will continue to face challenges in finding ways to effectively compete in the pricing of toy products in our domestic and export markets while maintaining our margins. We expect our revenues to keep in 2014 as 2013 as we continue to expand our export sales efforts, however we cannot predict our revenues and cannot assure that our revenues will increase.

In accordance with ASC 605-45-45, “Principal Considerations - Other Presentation Matters”, we report our revenues from sales of toys as follows:

Revenue Recognition (1)
	For the three months ended June 30,2014			For the three months ended June 30,2013
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$4,746,944	$-	$4,746,944	$11,844,100	$-	$11,844,100
Net Revenues from sales reported on net basis	-	84,768	84,768	-	19,174	19,174
Total Revenues	$4,746,944	$84,768	$4,831,712	$11,844,100	$19,174	$11,863,274

Revenue Recognition (1)
	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
Allocation of Revenues	Gross Method	Net Method	Total	Gross Method	Net Method	Total
Revenues, excluding sales reported on net basis	$9,177,490	$-	$9,177,490	$19,247,073	$-	$19,247,073
Net Revenues from sales reported on net basis	-	422,877	422,877	-	63,902	63,902
Total Revenues	$9,177,490	$422,877	$9,600,367	$19,247,073	$63,902	$19,310,975

(1)           Certain revenues from our sales are based on a net reporting because they do not meet the criteria for gross reporting method pursuant to ASC 605-45-45.  This means that all cost of purchases from those sales will be netted with the sales revenues generated by the sale of those toys. All other revenues from sales are based on gross reporting pursuant to criteria outlined in ASC 605-45-45, as follows:

•	we are the primary obligor to provide the product or services desired by our customers;
•	we have discretion in supplier selection.
•	we have latitude in establishing price;
•	we have credit risk – see Note 9 for customer concentrations and credit risk; and
•	we have inventory risk before customer order and upon customer return;

Additionally, handing fees related to sales reported on a net basis are also netted with these revenues.

If we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy, we record revenues on a net basis (sales less cost of sales).

Cost of Revenues

Cost of revenues was $4.3 million for the second quarter of 2014, a decrease of $6.7 million over the same period of 2013, while cost of revenues as a percentage of revenues decreased to 88.3% in the second quarter of 2014 from 92.5% in the same period of 2013. Cost of revenues was $8.3 million for the first six months of 2014, a decrease of $9.5 million over the same period of 2013, while cost of revenues as a percentage of revenues decreased to 86.2% in the first six months of 2014 from 91.8% in the same period of 2013. As a result of decreased gross basis revenue during the three and six months ended June 30, 2014, cost of revenue decreased accordingly. Generally the amount of cost of revenues and cost of revenues as a percentage of revenues fluctuates depending on our revenue recognition policy. For example, if we record more revenue on a gross basis, cost of revenues will increase. Conversely, if we record less revenue on a gross basis, cost of revenues will decrease.

Gross Profit

Our gross profit was $0.6 million for the second quarter of 2014, a decrease of $0.3 million over the same period of 2013. Our consolidated gross margin was 11.7% for the second quarter of 2014 as compared to 7.5% for the same period in 2013. Our gross profit was $1.3 million for the six months of 2014, a decrease of $0.3 million over the same period of 2013. Our consolidated gross margin was 13.8% for the six months of 2014 as compared to 8.2% for the same period in 2013. Since we generated less revenue on a gross basis with a slightly higher revenue on a net basis during the three and six months ended June 30, 2014, cost of revenues as a percentage decreased. Gross basis sales in three and six months ended in June 30, 2014 decreased by 59.9% and 52.3% comparing to the same periods of 2013. Gross profit from our international sales is approximately 3% lower than our domestic sales, which is primarily due to the strategic lower of international sale prices to gain a higher market share. The decrease of total international sales in 2014 also caused the increase of gross profit margin. As previously discussed above, revenue is accounted for in accordance with the ASC 605-45, reporting revenue either on a gross basis as a principal or net basis as an agent depending upon the nature of the sales transaction. Accordingly, our gross margin will fluctuate if we change the relationship with our customers or vendors and do not meet any of the criteria, pursuant to our revenue recognition policy. Currently, we are not able to quantify this future fluctuation in gross margins.

Operating Expenses

Operating expenses, comprising of selling, rent – related party, and general and administrative expenses, increased 24.4% and 8.7% in the three and six months ended June 30, 2014 over the same period of 2013.  The change in operating expenses comprised of the following:

●             Selling expense in the three months ended June 30, 2014 decreased approximately $19,000 or 11% primarily due to a decrease in shipping expense of $22,000 and a decrease in other miscellaneous expenses of $9,000, offset by to an increase in benefit of employees of $11,000. Selling expense in the six months ended June 30, 2014 increased approximately $12,000 or 4% primarily due to to an increase in benefit of employees of $25,000, an increase in related payroll benefit taxes incurred to sales employees of $21,000, offset by a decrease in shipping expense of $25,000 and a decrease in other miscellaneous expenses of $14,000.

●             Rent-related party increased $78,542 and $80,055 or 135.3% and 69.4% in the three and six months ended June 30, 2014 as compared to the same period of 2013. Effective October 1, 2012 we leased a second showroom in Shantou from Shantou Youbang, a company owned by Ms. Guihong Zheng, our former chief executive officer’s wife, for an annual rent of RMB 1,440,000 (approximately $234,539). During the three months ended June 30, 2014 and 2013, rent expense amounted to $136,583 and $58,041, respectively. During the six months ended June 30, 2014 and 2013, rent expense for the Shantou Youbang showroom amounted to $195,449 and $115,394, respectively.

●             General and administrative expenses increased by $61,845 or 24.2% during the three months ended June 30, 2014 as compared to the same period of 2013. This increase was primarily due to an increase in payroll benefit taxes of $49,000, an increase in depreciation and amortization of $10,000, an increase in bed debt of $15,000, offset by a decrease in other miscellaneous expenses of $36,000.  General and administrative expenses increased by $2,800 or 0.4% during the six months ended June 30, 2014 as compared to the same period of 2013. This increase was primarily due to an increase in payroll benefit taxes of $63,000, an increase in depreciation and amortization of $11,000, an increase in bank charges of $22,000, offset by a decrease in bad debt expense of $3,300 based on our analysis of outstanding accounts receivable, a decrease in consulting expense of $66,000 primarily attributable to a decrease in stock-based compensation, and a decrease in other miscellaneous expenses of $43,000. We expect operating expenses to increase in 2014, including increased costs associated with public company reporting obligations, but we are unable at this time to quantify the amount of the expected increase.

Other Income (Expenses)

Other income (expenses), comprising of realized losses (gains) from foreign currency exchange, a gain from change in fair value of derivative liabilities, interest expenses and other expenses, amounted to $16,797 and $(156,317) for the three months ended June 30, 2014 and 2013, respectively. Other expenses amounted to $201,045 and $244,870 for the six months ended June 30, 2014 and 2013, respectively. In the second quarter of 2014, we incurred interest expense of $80,951 as compared to $65,743 interest expenses in the second quarter of 2013. In the second quarter of 2014, we recorded a realized gain from foreign currency exchange of approximately $42,400 as compared to a realized loss from foreign currency exchange of approximately $58,000 in second quarter of 2013. In the second quarter of 2014, we recorded a $31,000 gain from change in fair value of derivative liabilities related to the convertible notes we entered into in December 2013.

In the first six months of 2014, we incurred interest expense of $434,705 as compared to $129,476 interest expenses in the first six months of 2013. This increase was due to the recording of a non-cash interest expense of approximately $254,000 related to the convertible notes we entered into in the first quarter of 2014 and an increase in interest expense incurred on borrowings. In the first six months of 2014, we record a realized gain from foreign currency exchange of approximately $122,000 as compared to a realized loss from foreign currency exchange of approximately $74,000 in first six months of 2013. In the first six months of 2014, we recorded a $103,300 gain from change in fair value of derivative liabilities related to the convertible notes we entered into in December 2013.

Income Tax

BT Shantou and BT Brunei are governed by the Income Tax Law of the People’s Republic of China Concerning Foreign Investment Enterprise and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, BT Shantou and BT Brunei are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

Net Income (Loss)

As a results of the discussion above, our net (loss) income for the second quarter of 2014 and 2013 amounted to $(29,269), or $(0.00) per common share (basic and diluted) and $134,073, or $0.01 per common share (basic and diluted), respectively. Our net (loss) income for the six months ended June 30, 2014 and 2013 amounted to $(109,068), or $(0.01) per common share (basic and diluted) and $99,525, or $0.01 per common share (basic and diluted), respectively. The decrease was primarily due to decrease in revenues and lower gross profit and higher general and administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its cash needs. We had working deficit of $718,541 as of June 30, 2014, as compared to working capital of $500,210 as of December 31, 2013. Our primary uses of cash have been for purchases of toy products and for working capital. Our primary sources of cash are derived from revenues from the sales of our toy products, from bank loans, from advances from related parties and from convertible loans payable.

At June 30, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2014		December 31, 2013
PRC	$6,768	23.3%	$211,352	95.8%
United States	-	-%	3,852	1.8%
Hong Kong	22,238	76.7%	5,381	2.4%
Total cash and cash equivalents	$29,006	100.0%	$220,585	100.0%

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

Total current assets at June 30, 2014 increased by approximately $1.0 million from December 31, 2013. The principal contributors to this change was the $192,000 decrease in cash, $1.3 million increase in inventories due to purchases made during 2014 while with unanticipated slower movement of sales, and a $0.4 million increase in accounts receivable due to the extending of longer credit terms to our customers from three months to six months, offset by a $293,000 decrease in due from related party and $279,000 decrease in other receivables due to the decrease of export tax refund receivable. Total current liabilities at June 30, 2014 increased by $2.2 million from December 31, 2013, primarily due to a $367,000 increase in convertible loans payable, a $2.3 million increase in accounts payable and accrued expenses, primarily due to increase in outstanding vendors' invoices oustanding resulted from the inventory purchases made during 2014 that are still outstanding as of June 30, 2014, offset by a $133,000 decrease in other payables, a $148,000 decrease in derivative liabilities, and a $413,000 decrease in loans payable.

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

From time to time we issue and sell unsecured convertible notes with terms generally shorter than one year and which are convertible into shares of our common stock at a discount to the market price to provide working capital.  As described in Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements appearing earlier in this report, at June 30, 2014 and December 31, 2013, aggregate convertible loans payable consisted of the following:

	June 30,2014	December 31,2013
Convertible notes payable	$403,286	$205,716
Put premium	169,020	-
Total	$527,306	$205,716

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

Other than the convertible notes and bank loans described in Notes 6 and 8 to the Notes to Unaudited Condensed Consolidated Financial Statements appearing earlier in this report, and working capital advanced from related parties, we do not have any external sources of working capital. We may seek to raise capital through the sale of equity in our company, however, we are not a party to any agreement or understandings at this time and there are no assurances we will be able to raise capital on terms satisfactory to us, or at all. If we are unable to raise additional capital as may be needed, our ability to grow our company and increase our revenues in future periods will be adversely impacted.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:

Net cash provided by operating activities was $1,129,762 in the first six months of 2014, as compared to net cash provided by operating activities of approximately $520,605 in the first six months of 2013. In the first six months of 2014, net cash provided by operating activities was primarily attributable to our net loss of approximately $109,000 adjusted for the add back of non-cash interest expense of $254,144, gain from change in fair market value of derivative liabilities of $103,328, and changes in operating assets and liabilities such as an increase in accounts payable and accrued expenses of approximately $2,360,962, a decrease in prepaid expenses and other current assets of approximately $315,000, and an increase in salaries payable of $97,000, and an increase of advance from customers of approximately $98,000, offset by an increase in accounts receivable of approximately $457,000, an increase in inventories of approximately $1,298,000, and a decrease in other payables of approximately $111,000.

Net cash provided by operating activities was approximately $521,000 for the first six months of 2013, as compared to net cash used in operating activities of $24,171 for the same period of 2012. For the first six months of 2013, cash flows provided by operating activities was primarily attributable to our net income of $99,525 adjusted for the add back of non-cash items such as depreciation and amortization of $39,606, stock-based compensation of $94,501 and bad debt expense of $3,327 and changes in operating assets and liabilities such as a decrease in advances to suppliers of approximately $573,000 and an increase in accounts payable and accrued expenses of approximately $4,560,000, which offset by an increase in accounts receivable, an increase in inventories and an increase in prepaid expenses and other current assets of approximately $4,892,000, $559,000, and $310,000, respectively, an increase in salaries payable of approximately $85,000, an increase in taxes payable of approximately $95,000.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $210,832 in the first six months of 2014 as the purchase of property and equipment and intangible asset as compared to net cash used in investing activities of $2,675 in the first six months of 2013 as a result of the purchase of property and equipment.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities was approximately $1,109,000 for the first six months of 2014, as compared to net cash used in financing activities approximately of $510,000 for the first six months of 2013. Net cash used in financing activities for the first six months of 2014 was primarily due to restricted cash of approximately $163,000, repayment of amounts due to related parties of approximately $583,000 and an increase in working capital advance paid to related party of approximately $1,319,000 and repayment of loans of $321,000, offset by approximately $354,000 of proceeds from convertible loans payable, proceeds from related party advances of approximately $590,000 and advances from related party of approximately $334,000.

Net cash used in financing activities was approximately $510,000 for the first six months of 2013, due to an increase in the amount of advances made to a related party of approximately $1,591,000 offset by net proceeds we received from a related party advances of approximately $1,391,000 and the repayment of related party advances of approximately $328,000.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Loans payable	$3,891,019	$3,891,019	$-	$-	$-
Convertible loans payable	572,306	572,306	-	-	-
Taxes payable	1,131,329	1,131,329	-	-	-
Total	$5,594,654	$5,594,654	$-	$-	$-

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments which are described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report.  We also have other significant accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are also described in Note 2.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014.

Based on this evaluation we concluded that as of June 30, 2014 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of both continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes (including corrective actions with regard to significant deficiencies or material weakness previously identified in our December 31, 2013 Annual Report on the SEC Form 10-K) in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2014, aggregate principal amount due under convertible notes amounted to $403,286. If all convertible notes were converted to common stock at June 30, 2014, we would be required to issue approximately 12,427,099 shares of our common stock. If our stock price decreases, the number shares issuable upon conversion of the outstanding convertible notes will increase. The conversion of our convertible notes into our common stock may have a materially adverse effect on the market price of our common stock and will have a dilutive effect on our existing shareholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 3, 2014, we issued JSJ Investments, Inc. 613,955 shares of the Company’s common stock at $0.044 per share upon the conversion of an outstanding convertible note in the principal amount of $27,014.  The recipient was an accredited or otherwise sophisticated investor who has access to business and financial information on our company.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 23, 2014, we issued Iconic Holdings LLC. 629,902 shares of the Company’s common stock at $0.0408 per share upon the conversion of an outstanding convertible note in the principal amount of $25,700.  The recipient was an accredited or otherwise sophisticated investor who has access to business and financial information on our company.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 24, 2014, we issued Dore Perler 500,000 shares of the Company’s common stock at an average price of $0.056 as the repayment for the compensation we owed to the consultant. The recipient was an accredited or otherwise sophisticated investor who has access to business and financial information on our company.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  MINE SAFETY DISCLOSURES

        Not applicable to our company’s operation

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS

Description of Exhibit
10.1
Translation of 23,000,000 RMB Line of Credit Agreement dated March 28, 2014 between Shantou Big Tree Toys Co., Ltd. and Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. - Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2014.

10.2
Translation of Loan Agreement dated April 14, 2014 between Shantou Big Tree Toys Co., Ltd. and Guangfa Bank Co., Ltd. Shantou Zhongshan Branch. - Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2014.

10.3	Convertible Promissory Note dated July 8, 2014 between Big Tree Group, Inc. and Beaufort Capital Partners, LLC. *
31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed "furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG TREE GROUP, INC.
Date: August 14, 2014	By: /s/ Xiuhuan Lin
Xiuhuan Lin Chairman and Chief Executive Officer, principal executive officer

Date: August 14, 2014	By: /s/ Jiale Cai
Jiale Cai, Chief Financial Officer (Principal financial and accounting officer)